Form 10QSB
period 2000-06-30
WASATCH WEB ADVISORS INC
filed 2000-07-27
CIK 1103078

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                   002-86724-D

                            WASATCH WEB ADVISORS, INC.
                 (Name of Small Business Issuer in its Charter)


                 UTAH                                     87-0638510
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                               941 East 3665 South
                           Salt Lake City, Utah 84106
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)231-6735

                              None, Not Applicable;

                                   -----------
          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes        No     X
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  June 30, 2000

                                    1,142,857

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements have been reviewed and are on file with the Company's Auditor.


                           WASATCH WEB ADVISORS, INC.
                                  Balance Sheet
                   For the Period ending June 30, 2000 and the
                          Year Ended December 31, 1999

                                                                06/30/2000      12/31/1999
                                                                ----------      ----------
                                                                [Unaudited]
ASSETS

        Current Assets

               Cash                                              $ 24,329       $ 24,963
                                                                 --------       --------
        Total Current Assets                                     $ 24,329       $ 24,963

        Property and Equipment
               Property and Equipment                            $  4,003       $  4,003
               Less: Accumulated Depreciation                        (777)          (311)
        Total Property and Equipment                             $  3,226       $  3,692
                                                                 --------       --------
TOTAL ASSETS                                                     $ 27,555       $ 28,655

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accrued Liabilities                                $   138       $    138
               Payable to shareholder                                   0          3,500
               Income taxes payable -                                 100            100
                                                                  -------       --------
        Total Current Liabilities                                     238          3,738

TOTAL LIABILITIES                                                     238          3,738

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.01 par;
           1,142,857 and 1,000,000, respectively, shares issued and
           outstanding                                             10,143         10,000
        Additional paid-in capital                                 24,857         20,000
        Deficit accumulated during development stage               (7,683)        (5,083)

TOTAL STOCKHOLDERS  EQUITY                                         27,317         24,917

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $  27,555         28,655





                           WASATCH WEB ADVISORS, INC.
                            Statements of Operations
             For the Three and Six Month Periods Ended June 30, 2000




                                                                   For the               For the
                                                                Three Months            Six Months
                                                                    Ended                  Ended
                                                                   6/30/00                6/30/00
                                                               ---------------          ------------

Revenues                                                     $          2,685           $      2,991
Cost of Sales                                                             140                    140
                                                               ---------------          -------------
  Gross Margin                                                          2,545                  2,851

General and Administrative Expenses                                     3,437                  5,451
                                                               ---------------          -------------
Net Loss from Operations                                                 (892)                (2,600)


                                                               ---------------          -------------
       Net Loss Before Income Taxes                                      (892)                (2,600)

Provision for Income Taxes                                                  0                      0
                                                               ---------------          -------------

Net Loss                                                     $           (892)          $     (2,600)
                                                               ===============          =============

Loss Per Share                                               $           (.01)          $       (.01)
                                                               ===============          =============

Weighted Average Shares Outstanding                                 1,074,603              1,037,301
                                                               ===============          =============






                           WASATCH WEB ADVISORS, INC.
                            Statements of Cash Flows
             For the Three and Six Month Period Ended June 30, 2000





                                                                            For the             For the
                                                                          Three Month          Six Month
                                                                         Period Ending       Period Ending
                                                                            06/30/00           06/30/00

Cash Flows Provided by/(Used for) Operating Activities
                                                                         --------------      -------------

Net Loss                                                             $            (892)      $     (2,600)
Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in Depreciation                                                       233                466
    Increase in income taxes payable                                                 0                  0
    Increase/(Decrease) in amount due to shareholder                             1,500              1,500
    Increase/(Decrease) in accrued liabilities                                       0                  0
    Decrease/(Increase) in Prepaid Expenses                                          0                  0
                                                                         --------------       ------------
       Net Cash Provided by/(Used for) in Operating  Activities                    841               (634)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                            0                  0
                                                                         --------------       ------------
              Net Cash Used by Investing Activities                                  0                  0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                            0                  0
                                                                         --------------       ------------
              Net Cash Provided by Financing Activities                              0                  0

                Net Increase(decrease) in Cash                                     841               (634)

Beginning Cash Balance                                                          23,488             24,963
                                                                         --------------       ------------

Ending Cash Balance                                                  $          24,329        $    24,329
                                                                         ==============       ============


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The  Company has  created  relationships  with  several  clients  through a all-in-one website service contract. Furthermore, the Company plans on increasing its client base through advertisement and by broadening the services in which it currently provides.

     The Company's operations during the quarterly period ended June 30, 2000, resulted in $2,685 in revenues and incurred expenses of $3,577, stemming from costs related to sales, and also, general and administrative expenses.

Liquidity

     At June 30, 2000, the Company had total current assets of $24,329 and total liabilities of $238. The Company issued 142,857 common shares to Leonard W. Burningham, Esq., as per Rule 701 of the Securities and Exchange Commission. These shares were issued in compensation for legal services rendered in the amount of $5,000. The shares were issued at a value of $0.035 per share.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WASATCH WEB ADVISORS, INC.



Date:7/27/00                /S/ JAMES DOOLIN
                            James Doolin, President and Director



Date:7/26/00                /S/ ALYCIA ANTHONY
                            Alycia Anthony, Secretary and Director