Form 10QSB/A
period 2000-06-30
WASATCH WEB ADVISORS INC
filed 2000-07-28
CIK 1103078

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                     0-30657

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

                            WASATCH WEB ADVISORS, INC.



Date:7/27/00                /S/JAMES DOOLIN
                            James Doolin, President and Director



Date:7/26/00                /S/ALYCIA ANTHONY
                            Alycia Anthony, Secretary and Director