Form 10QSB
period 2000-09-30
WASATCH WEB ADVISORS INC
filed 2000-10-12
CIK 1103078

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

(1)  Yes  X    No              (2)  Yes  X      No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               September 30, 2000

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


                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                For the Period ending September 30, 2000 and the
                          Year Ended December 31, 1999

                                                                09/30/2000      12/31/1999
                                                                ----------      ----------
                                                                [Unaudited]
ASSETS

        Current Assets

               Cash                                              $ 20,721       $ 24,963
                                                                 --------       --------
        Total Current Assets                                     $ 20,721       $ 24,963

        Property and Equipment
               Property and Equipment                            $  4,003       $  4,003
               Less: Accumulated Depreciation                      (1,010)          (311)
        Total Property and Equipment                             $  2,993       $  3,692
                                                                 --------       --------
TOTAL ASSETS                                                     $ 23,714       $ 28,655

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accrued Liabilities                                $   138       $    138
               Payable to shareholder                                   0          3,500
               Income taxes payable -                                 100            100
                                                                  -------       --------
        Total Current Liabilities                                     238          3,738

TOTAL LIABILITIES                                                     238          3,738

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.01 par;
           1,142,857 and 1,000,000, respectively, shares issued and
           outstanding                                             10,143         10,000
        Additional paid-in capital                                 24,857         20,000
        Deficit accumulated during development stage              (11,524)        (5,083)

TOTAL STOCKHOLDERS  EQUITY                                         23,476         24,917

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $  23,714         28,655



                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
          For the Three Months and Nine Months Ended September 30, 2000
          and for the period from inception through September 30, 2000
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [9/14/99]
                                                                                          through
                                                  Three Months       Nine Months          9/30/00
                                                      Ended             Ended
                                                     9/30/00           9/30/00
                                                 ---------------   ---------------      -----------
                                                   [Unaudited]       [Unaudited]


Revenues                                        $            226  $          3,217      $     4,152
Cost of Sales                                   $              0  $              0      $       935
                                                 ---------------   ---------------      -----------
    Gross Margin                                             226             3,217            3,217

General and Administrative Expenses                        4,067             9,658           14,641
                                                 ---------------   ---------------      -----------

Net Income/(Loss) from Operations                         (3,841)           (6,441)         (11,424)
                                                 ---------------   ---------------      -----------

Net Income/(Loss) Before Taxes                  $         (3,841)  $        (6,441)     $   (11,424)
                                                 ===============   ===============      ===========

Income/Franchise taxes                                         0                 0              100

Net Income/ (Loss)                                        (3,841)           (6,441)         (11,524)

Income/(Loss) Per Share                         $          (0.01)  $         (0.01)     $     (0.01)
                                                 ===============   ===============      ===========

Weighted Average Shares Outstanding                    1,142,857         1,072,487        1,056,564
                                                 ===============   ===============      ===========

                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
       For the Three Month and Nine Month Periods Ended September 30, 2000
          and for the period from inception through September 30, 2000
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [09/14/99]
                                                                                         through
                                                    Three Months       Nine Months        9/30/00
                                                        Ended            Ended
                                                       9/30/00          9/30/00
                                                    -------------    --------------     ------------
                                                     [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------
  Net Loss                                         $       (3,841)   $       (6,441)     $   (11,524)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                              233               699            1,010
    Increase/(Decrease) in accounts payable                     0                 0                0
    Increase/(Decrease) in Taxes Payable                        0                 0              100
    Shares issued for forgiveness of debt                       0             1,500            5,000
    Increase in accrued liabilities                             0                 0              138
                                                    -------------    --------------     ------------
      Net Cash Used For Operating Activities               (3,608)            4,242)          (5,276)
                                                    =============    ==============     ============

Cash Flows Provided by Investing Activities
----------------------------------------------------
   Increase/(Decrease) in Property, Plant &                     0                 0            4,003
Equipment                                           -------------    --------------     ------------
      Net Cash Used for Investing Activities                    0                 0           (4,003)
                                                    =============    ==============     ============

Cash Flows Provided by Financing Activities
---------------------------------------------------
   Issued stock for cash                                        0                 0           30,000
                                                    -------------    --------------      ------------
      Net Cash Provided by Financing Activities                 0                 0           30,000
                                                    =============    ==============     ============

      Net Increase/(Decrease) In Cash                      (3,608)           (4,242)               0

      Beginning Cash Balance                               24,329            24,963                0

      Ending Cash Balance                       $          20,721$           20,721           20,721
                                                    -------------    --------------     ------------


                           WASATCH WEB ADVISORS, INC.
                   Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of Wasatch Web Advisors, Inc. have been prepared in accordance with generally accepted accounting principles and the rule of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in this Registration Statement. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim are not necessarily indicative of the results to be expected for the full year.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The  Company has  created  relationships  with  several  clients  through a all-in-one website service contract. Furthermore, the Company plans on increasing its client base through advertisement and by broadening the services in which it currently provides.

     The Company's operations during the quarterly period ended September 30, 2000, resulted in $226 in revenues and incurred expenses of $4,067, stemming from costs related to sales, and also, general and administrative expenses.

Liquidity

     At September 30, 2000, the Company had total current assets of $20,721 and total liabilities of $238.

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

                            WASATCH WEB ADVISORS, INC.



Date:10/11/2000             /S/ JAMES DOOLIN
                            James Doolin, President and Director



Date:10/11/2000             /S/ ALYCIA ANTHONY
                            Alycia Anthony, Secretary and Director