Form 10KSB
period 2000-12-31
WASATCH WEB ADVISORS INC
filed 2001-02-13
CIK 1103078

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2000
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

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

                           WASATCH WEB ADVISORS, INC.
                                  -------------

Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: $0.01 par value common stock


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  December 31, 2000
- $3,217.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2000 - $505. There are approximately 50,500 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.01 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                JANUNARY 25, 2000
                                    1,092,357

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization, Charter Amendments and General History
     ----------------------------------------------------

     Wasatch Web Advisors, Inc., a Utah corporation (the "Company"), was organized under the laws of the State of Utah on September 14, 1999.

          General History
          ---------------

     Prior to the Company's organization, it sold 200,000 "unregistered" and "restricted" shares of common stock at $0.01 per share, with the Company having received gross proceeds of $2,000.

     Following the Company's organization, it conducted an offering of 800,000 shares of common stock at a price of $0.035 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited investors." The offering was subsequently closed, with the Company having received gross proceeds of $28,000.


        Sales of "Unregistered" and "Restricted" Securities Over the Past Three Years
        ------------------------------------------------------------------------

     For  information   concerning  sales  of  "unregistered"  and  "restricted"
securities during the past three years, see the caption "Recent Sales of Unregistered Securities."

        Business.
        ---------

     The Company was organized to develop and market Internet web page design and maintenance for companies that have not previously used the Internet to market their goods and services.

        Risk Factors

        ------------

        EARLY STAGE OF DEVELOPMENT

     The Company was formed in September, 1999, and is at a very early stage of development. It is subject to all of the risks inherent in any new business. These risks include:

               The need for substantial capital to support its development efforts; the need to attract and retain qualified personnel and experienced management; losses associated with start-up; and competition.

        LOSSES ASSOCIATED WITH START-UP

     The Company was formed recently and has limited operating history. The purchase of the necessary computer and office equipment and software requires large up front expenditures and working capital during the initial start-up period. The Company expects that its initial expenses will result in losses early in its development. It cannot guarantee that it will become profitable after it completes its initial purchases. See "Management's Discussion and Analysis or Plan of Operation," Part I, Item 2.

        FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND MARGINS; SEASONALITY OF BUSINESS

     The Company's operating results are likely to fluctuate in the future as a result of a variety of factors, many of which will be outside the Company's control. Some of these factors may include material reduction or cancellation of major projects or the loss of a major client; the amount and timing of the receipt of new business; timing of hiring or loss of personnel; the amount and timing of the opening or closing of an office; the amount and the relative mix of high-margin creative or strategy consulting projects as compared to lower margin projects, capital expenditures and other costs relating to the expansion of operations; the level of demand for web site development; the ability to maintain adequate staffing to service clients effectively; the cost of advertising and related media; the amount and timing of expenditures by clients for professional services; the introduction of new products or services by competitors; pricing changes in the industry; relative mix of lower cost full-time employees versus higher cost independent contractors; technical difficulties with respect to the use of the Internet; economic conditions specific to Internet technology usage; government regulation and legal developments regarding the use of the Internet; and general economic conditions. The Company may also experience seasonality in its business, resulting in diminished revenues as a consequence of decreased demand for professional services during summer and year-end vacation and holiday periods. Due to all of the foregoing factors, the Company's operating results in any given quarter may fall below expectations. In such an event, any future trading price of the Company's common stock would likely be materially and adversely affected.

        EVOLVING BUSINESS MODEL

     The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet solutions and services. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, develop strong business development and management activities, develop the strength and quality of its operations, maximize the value delivered to clients by the Company's Internet solutions, develop and enhance the Company's brands, respond to competitive developments and attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition, result of operations and prospects.

        RISKS RELATED TO FUTURE ACQUISITIONS

     A key component of the Company's growth strategy is expected to be the acquisition of firms that meet the Company's goals for strategic growth. The successful implementation of this strategy will depend on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities, the Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets may also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reporting operating results from increases in goodwill, amortization, acquired in-process technology, stock compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel. Lack of client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly underperform relative to the Company's expectations. For all of these reasons, the Company's pursuit of an overall acquisition strategy or any individual pending or future acquisition may have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Management expects that, for the foreseeable future, shares of the Company's common stock will be the sole consideration for any such acquisition. As the Company issues stock to complete any future acquisition, existing shareholders will experience ownership dilution.

        RISKS ASSOCIATED WITH FAILURE TO MANAGE GROWTH

     At present, the Company's employees include and are limited to its President, James Doolin, and Secretary, Alycia Anthony. Any expansion of the Company's operations would place a significant strain on its limited personnel, management and other resources. Depending on the success of its planned operations, the Company may be required to attract, train, motivate and manage new employees successfully and to develop operational, management and information systems and controls. There can be no assurance that the Company's systems, procedures or controls will be adequate to support its operations or that its management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model. The failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition, results of operation and prospects.

        COMPETITION; LOW BARRIERS TO ENTRY

     The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. The Company's competitors can be divided into several groups: computer hardware and service vendors, national advertising and media agencies, Internet integrators and web presence providers, large information consulting service providers, Internet and online service providers and software vendors. Many of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relation sources than the Company and could decide at any time to increase their resource commitments to the Company's target market. In addition, the market for web site development is relatively new and subject to continuing definition, and, as a result, may better position the Company's competitors to compete in this market as it matures. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Competition of the type described above could materially adversely affect the Company's business, results of operations, financial conditions and prospects.

     In addition, the Company's ability to maintain future client relationships and generate new clients will depend to a significant degree on the quality of its services and its reputation among its clients and potential clients, compared with the quality of its services provided by, and the reputations of, the Company's competitors. To the extent the Company loses clients to its competitors because of dissatisfaction with the Company's services or its reputation is adversely affected for any other reason, the Company's business, result of operations, financial conditions and prospects could be materially adversely affected.

     There are relatively low barriers to entry into the Company's business. Because firms such as the Company rely on the skill of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Company is likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

        DEVELOPING INTERNET ECONOMY, MARKET FOR E-COMMERCE SOLUTIONS; UNPROVEN ACCEPTANCE OF THE COMPANY'S SERVICES

     A substantial portion of the Company's revenue is expected to be derived from services that depend upon the adoption of Internet solutions by companies to improve their business positioning and processes, and the continued development of the World Wide Web, the Internet and e-commerce. The Internet may not prove to be a viable commercial marketplace because of inadequate development of necessary infrastructure, lack of development of complementary products, implementation of competing technology, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, government regulation or other reasons. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continuous growth. Moreover, critical issues concerning the use of Internet and e-commerce solutions (including security, reliability, cost ease of deployment and administration and quality of service) remain unresolved and may affect the growth of the use of such technologies to maintain, manage and operate a business, expand product marketing, improve corporate communications and increase business efficiencies. The adoption of Internet solutions for these purposes, particularly by those individuals and enterprises that have historically relied on traditional means, can be capital intensive and generally requires the acceptance of a new way of conducting business and exchanging information If critical issues concerning the ability of Internet solutions to improve business positioning and processes are not resolved or if the infrastructure is not developed, the Company's business, financial condition, results of operations and prospects will be materially adversely affected.

        CONFLICTS OF INTEREST

     Conflicts of interest are inherent in certain segments of the marketing communications industry, particularly in advertising. The Company will not likely be able to pursue potential advertising and other opportunities because such opportunities will require the Company to provide services to direct competitors of existing clients. In addition, the Company risks alienating or straining relationships with existing clients each time the Company agrees to provide services to even indirect competitors of existing Company clients. Conflicts of interest may jeopardize the stability of revenues generated from existing clients and preclude access to business prospects, either of which developments could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

        RAPID TECHNOLOGY CHANGE

     The market for Internet solutions and marketing services is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new processes and technologies and evolving industry standards and practices that could render the Company's proposed service practices and methodologies obsolete. The Company's success will depend, in part, on its ability to develop services and solutions that address the increasingly sophisticated and varied needs of its prospective clients, and respond to technological advances, emerging industry standards, practices and competitive service offerings. Failure to do so could result in the loss of existing customers or the inability to attract and retain new customers, either of which developments could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. There can be no assurance that the Company will be successful in responding quickly, cost-effectively and sufficiently to these developments. If the Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to change in market conditions or client requirements, its business, financial condition, result of operations and prospects would be materially adversely affected.

        POTENTIAL LIABILITY TO CLIENTS

     Many of the Company's consulting engagements will involve the development, implementation and maintenance of applications that are critical to the operations of its clients' businesses. Its failure or inability to meet a client's expectations in the performance of its services could injure the Company's business reputation or result in a claim for substantial damages, regardless of its responsibility for such failure. In addition, the Company will possess technologies and content that may include confidential or proprietary client information. Although the Company has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial conditions. The Company does not currently have any "errors and omissions" policies that would cover any such claim, and does not expect to obtain any such insurance until it can pay for such coverage from revenues, as to which there can be no assurance.

        FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next fiscal year. However, the Company may need to raise additional funds in order to support expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complimentary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its proposed service offerings and competing technological and market developments. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of the holder of the Company's common stock. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects.

        GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     The Company is not currently subject to direct government regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies, and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national and international levels with respect to issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. For example, the Telecommunications Act of 1996 (the "Telecommunications Act") imposes criminal penalties on anyone who distributes obscene or indecent communications over the Internet. Although the anti-indecency provisions of the Telecommunications Act have been declared unconstitutional by the federal courts, the increased attention focused upon these liability issues as a result of the Telecommunications Act could adversely affect the growth of the Internet and therefore demand for the Company's services. In addition, because the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, which regulations could negatively affect client demand for Internet solutions that facilitate electronic commerce. Moreover, the adoption of any such laws or regulations may decrease growth of the Internet, which could in turn decrease the demand for the Company's services or increase cost of doing business or in some other manner have a material adverse effect on the Company's business, financial conditions results of operations or prospects. In addition, the applicability to the
Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal property is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

        CONCENTRATION OF STOCK OWNERSHIP

     Five entities beneficially own a majority of the Company's outstanding common stock. As a result, the entities will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

        SUSCEPTIBILITY TO GENERAL ECONOMIC CONDITIONS

     The Company's revenues and results of operations are subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession in the United States, then the Company expects that business enterprises, including its potential clients, likely will substantially and immediately reduce their budgets. Any future clients of the Company that have substantial overseas operations may also be adversely affected by economic conditions in overseas markets such as the recent volatility in Asian and Russian economies and Asian and Russian currency and securities markets. In the event of such an economic downturn, the Company's business, financial condition, results of operations and prospects may be materially and adversely affected.

        DIVIDENDS

     The Company does not expect to pay dividends on its common stock in the foreseeable future. Future dividends, if any, will depend upon the Company's earnings, if any.

        AUDITOR'S "GOING CONCERN" OPINION

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2000, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. See the index to financial statements, part f/s of this filing.

        DEPENDENCE ON MANAGEMENT

     For the foreseeable future, the Company will be entirely dependent upon the services of its officers and directors. The Company has no employment agreement with its only employees, James Doolin and Alycia Anthony, and does not maintain "key man" life insurance for them.

        PENNY STOCK

     The Company's common stock is "penny stock" as defined in Rule 3a51-1 of the Commission. This designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

     Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the 1934 Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

        SALE OF "RESTRICTED" SHARES

     Some of the outstanding shares of the Company's common stock are "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended (the "1933 Act"). If a market for the Company's common stock ever develops, these shares may be sold under Rule 144, and sales may have a negative effect on the Company's stock price.

        PRINCIPAL PRODUCTS AND SERVICES

     The Company has engaged in the business of Internet web page design for small and medium-size companies.

        RECENT PUBLIC ANNOUNCEMENTS

     None; not applicable.

        DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

     The Company intends to outsource hosting its clients web sites to unrelated third parties. The Company expects that these third parties will be able to host an unlimited number of web sites.

     Management plans to advertise the Company's services through mailings to new businesses, principally in Utah. Information on new businesses is readily available from various governmental agencies, such as Secretaries of State and local business licensing offices. The Company also plans on advertising direct to future clients through its own web site.

     The Company will continue to advertise and plans on increasing it's presence on the internet by advertising through banner advertisements and submitting to a variety of search engines. There can be no assurance that the Company will receive sufficient operating revenues to meet its intended advertising budget; if it is not successful in this regard, the Company may be unable to attract a sufficient number of new clients to allow its business to continue.

        COMPETITIVE BUSINESS CONDITIONS

     The communications and information services industry is highly competitive. Many of the Company's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including customer bases. See the Risk Factor "Competition; Low Barriers of Entry" Part 1, Item 1.

        PATENTS, TRADEMARKS, LICENSES, FRANCHISEES, CONCESSIONS, ROYALTY PAYMENTS OR LABOR CONTRACTS

     None; not applicable.

        NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

     Upon the effective date of this Registration Statement, the Company will become subject to Regulation 14A promulgated by the Securities and Exchange Commission under the 1934 Act. Section 14(a) of the 1934 Act requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent shall require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders. See the Risk Factor "Government Regulation and Legal Uncertainties," Part 1, Item 1.

        EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON BUSINESS

     Other than maintaining its good standing in the State of Utah; complying with applicable local business licensing requirements; preparing its periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act"); and complying with other applicable securities laws, rules and regulations as set forth above, the Company does not believe that existing or probable governmental regulations will have a material effect on its operations. However, the Internet is a rapidly evolving commercial medium and may become subject to numerous types of regulation in the future. Areas of potential regulation include user privacy, advertising, information security and taxation. Because Internet commerce is developing so rapidly, it is impossible to predict the type and extent of governmental regulation in the future. See the Risk Factor "Government Regulation and Legal Uncertainties," Part 1, Item 1.

        RESEARCH AND DEVELOPMENT

     Although the Internet web site design industry relies on the technical knowledge of site designers, management does not believe that the Company's proposed operations will require research and development in the traditional sense. The Company's Secretary, Alycia Anthony has training in computer information science and will be responsible for all of the Company's web site design for the foreseeable future.

        NUMBER OF EMPLOYEES

     Other than its President, James Doolin, and Secretary, Alycia Anthony, the Company currently has no employees. Mr. Doolin and Ms. Anthony will be responsible for all of the Company's proposed operations for the foreseeable future. The Company will hire an additional clerical worker if necessary, and if it is able to pay that worker's wages or salary from operating revenues. If managment deems it necessary they may elect to outsource many of the technical aspects of the business.


Item 2.  Description of Property.
         -----------------------

     The Company currently owns a computer system, web site programming software and art program software. Its business address is the home office address of its Secretary, Alycia Anthony, and is provided rent-free. The Company has free access to Ms. Anthony's telephone system and free access to the Internet via a Internet service provider. Depending on its growth, the Company may find it necessary to acquire an office and telephone system of its own, but management does not believe that this will be necessary in the near future.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2000, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There has been no "public market" for shares of common stock of the Company. However, the Company recently obtained quotation of its common stock on the OTC Bulletin Board of the NASD, the Company cannot guarantee that any public market will develop for its securities or that, if any such market develops, it will be maintained. As a result, stockholders may not be able to sell their shares readily, if at all.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 40.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On August 11, 1999, the Company issued 200,000 shares to the Company's officers, directors and a consultant in consideration of the payment of $2,000 to the Company.

     On December 20, 1999, the Company conducted an offering of of 800,000 shares of common stock at a price of $0.035 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission and applicable state laws, rules and regulations. The offering was subsequently closed, with the Company having received gross proceeds of $28,000.

     On April 27, 2000, the Company issued 142,857 shares pursuant to Rule 701 of the 1933 Act. These shares were issued to the Company's attorney, in accordance with a written plan adopted by the Board of Directors for services in the amount of $5,000, rendered to the Company, issued at $.035 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company is a development stage company. Management believes that in light of the large increase in the number of small and medium-sized companies that will become connected to the Internet, the size of the potential market for goods and services on the Internet will continue to increase rapidly.
Accordingly, the volume of business available to those who can provide well-prepared web pages and related services will also increase rapidly over the next several years.

     The Company plans to provide a range of web page design and marketing services. In addition, the Company intends to expand its operations by acquiring, joint venturing or merging with other Internet service providers in exchange for the issuance of shares of its common stock. As of the date of this Registration Statement, the Company has not entered into any agreements in this regard, and there is no assurance that the Company will be successful in entering into a transaction with any such entity.

     During the next 12 months, management plans to spend approximately $8,000 to $10,000 in advertising expenses. Methods of advertising will include further development of the Company's website, internet "banner" ads, and print advertisement in local newspapers. Also management is currently negotiating with an independent contractor to provide web-site development services for the Company.

          The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors."

Results of Operations.
----------------------

     The Company has commenced its intended web site design operations and has begun advertising its design services through mailings and on the Internet. See the heading "Distribution Methods of the Products or Services."

     At December 31, 2000, the Company's had $23,053 assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2000, the Company had a net loss of $6,964. The Company received $3,217 in revenues in the period ended December 31, 2000. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     As of December 31, 2000, the Company had cash on hand of $20,293. Management believes that these funds will be sufficient to allow it to commence advertising via mailings and through the Internet. The Company has previosly purchased the computer equipment to begin operations. The Company's cash on hand will be sufficient to allow it to further operations; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient base of web site design clients. The Company has commenced operations, but it cannot provide any assurances that it will be successful in this effort.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended December 31, 2000 and 1999

          Independent Auditors' Report

          Balance Sheets - December 31, 2000

          Statements of Operations for the years ended
          December 31, 2000 and 1999

          Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999

          Statements of Cash Flows for the years ended
          December 31, 2000 and 1999

          Notes to the Financial Statements

                                  WASATCH WEB ADVISORS, INC.
                                 [A Development Stage Company]

                                     FINANCIAL STATEMENTS

                                       December 31, 2000

                              [WITH INDEPENDENT AUDITORS' REPORT]


                                  WASATCH WEB ADVISORS, INC.
                                 [A Development Stage Company]

                                      Table of Contents

                                                                                       Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . .        1


Balance Sheet - December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . .         2


Statements of Stockholders' Equity/(Deficit) for the Period from
Inception [September 14, 1999] through December 31, 2000  . . . . . . . . .. . .        3

Statements of Operations for the Years Ended December 31, 2000 and 1999 and
for the Period from Inception [September 14, 1999] through December 31, 2000. .         4


Statements of Cash Flows for the Years Ended December 31, 2000 and 1999, and
for the Period from Inception [September 14, 1999] through December 31, 2000 . .        5


Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .         6 - 8

                                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
WASATCH WEB ADVISORS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Wasatch Web Advisors, Inc. [a development stage company] as of December 31, 2000, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception [September 14, 1999] through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wasatch Web Advisors, Inc. as of December 31, 2000, and the results of operations and cash flows for the year ended December 31, 2000,and for the period from inception [September 14, 1999] through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Wasatch Web Advisors, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses and is still developing its planned operations. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                                   /S/ MANTYLA MCREYNOLDS
                                                       Mantyla McReynolds
January 19, 2001
Salt Lake City, Utah

                                  WASATCH WEB ADVISORS, INC.
                                 [A Development Stage Company]
                                        Balance Sheet
                                       December 31, 2000


ASSETS

Current Assets:
     Cash                                                         $              20,293
          Total Current Assets                                                   20,293

Property & Equipment                                                              4,003
Less: Accumulated Depreciation                                                   (1,243)
                                                                                  2,760

TOTAL ASSETS                                                      $              23,053
                                                                  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Taxes payable - Notes A & C                                 $                  100
          Total Current Liabilities                                                 100
               Total Liabilities                                                    100
Stockholders' Equity - Note
     Common stock, $.01 par value;
       authorized 50,000,000 shares; issued
       and outstanding 1,142,857                                                 11,429
     Additional paid-in capital                                                  23,571
     Deficit accumulated during development stage                               (12,047)
          Total Stockholders' Equity                                             22,953
                                                                 ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $               23,053
                                                                 ======================



                        See accompanying notes to financial statements



                                  WASATCH WEB ADVISORS, INC.
                                 [A Development Stage Company]
                         Statements of Stockholders' Equity/(Deficit)
         For the Period from Inception [September 14, 1999] through December 31, 2000

                                                                                  Deficit
                                                                                Accumulated
                                                                Additional        During            Total
                                 Number of        Common          Paid-in       Development     Stockholders'
                                  Shares           Stock          Capital          Stage       Equity/(Deficit)
                              --------------- --------------  -------------- ----------------  ---------------

Balance, December 31, 1998                -0-            -0-  $          -0- $            -0-  $          -0-
Issued stock for cash , organization at
$.01 per share                        200,000          2,000                                            2,000
Issued stock for cash , $.035 per shar800,000          8,000          20,000                           28,000
Net loss for 1999                                                                     (5,083)          (5,083)
                              --------------- --------------  -------------- ----------------  ---------------
Balance, December 31, 1999          1,000,000         10,000          20,000          (5,083)          24,917
Issued stock for debt and legal fees,
$.035 per share                       142,857          1,429           3,571                            5,000
Net loss for 2000                                                                     (6,964)          (6,964)
                              --------------- --------------  -------------- ----------------  ---------------
Balance, December 31, 2000          1,142,857        $11,429         $23,571        ($12,047)         $22,953
                              =============== ==============  ============== ================  ===============






























                           See accompanying notes to financial statements



                                     WASATCH WEB ADVISORS, INC.
                                    [A Development Stage Company]
                                      Statements of Operations
                    For the Year Ended December 31, 2000 and for the Period from
                       Inception [September 14, 1999] through December 31, 2000



                                                                                                 From
                                                                                              Inception
                                                                                              [9/14/99]
                                                                                               through
                                                     2000                  1999                12/31/00
                                                 -------------       -----------------     ----------------
Revenues                                       $         3,217      $              935  $             4,152
Cost of Sales                                              140                     935                1,075
                                                 -------------       -----------------     ----------------
  Gross Margin                                           3,077                       0                3,077

General and Administrative Expenses                      9,941                   4,983               14,924
                                                 -------------       -----------------     ----------------
Net Loss from Operations                                (6,864)                 (4,983)             (11,847)


                                                 -------------       -----------------     ----------------
       Net Loss Before Income Taxes                     (6,864)                 (4,983)             (11,847)

Provision for Income Taxes - Notes A&C                     100                     100                  200
                                                 -------------       -----------------     ----------------

Net Loss                                       $       (6,964)     $           (5,083) $           (12,047)
                                                 =============       =================     ================

Loss Per Share                                 $         (.01)     $             (.01) $              (.01)
                                                 =============       =================     ================

Weighted Average Shares Outstanding                  1,090,554               1,000,000            1,069,922
                                                 =============       =================     ================









                           See accompanying notes to financial statements



                                    WASATCH WEB ADVISORS, INC.
                                   {A Development Stage Company]
                                     Statements of Cash Flows
                   For the Year Ended December 31, 2000 and for the Period from
                     Inception [September 14, 1999] through December 31, 2000


                                                                                               For the
                                                                                             period from
                                                                                              Inception
                                                                                              [11/3/99]
                                                                                               through
Cash Flows Provided by/(Used for) Operating Activities          2000            1999           12/31/00
                                                            ------------    ------------    --------------
Net Loss                                                 $       (6,964) $       (5,083) $        (12,047)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                    932             311             1,243
    Increase in income taxes payable                                                100               100
    Increase in amount due to shareholder                         1,500           3,500             5,000
    Increase in accrued liabilities                                (138)            138                 0
                                                            ------------    ------------    --------------
       Net Cash Provided by/(Used for) in Operating  Activities  (4,670)         (1,034)           (5,704)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                        (4,003)           (4,003)
                                                            ------------    ------------    --------------
              Net Cash Used by Investing Activities                   0          (4,003)           (4,003)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                         30,000            30,000
                                                            ------------    ------------    --------------
              Net Cash Provided by Financing Activities               0           30,000            30,000

              Net Increase(decrease) in Cash                     (4,670)         24,963            20,293

Beginning Cash Balance                                           24,963             -0-               -0-
                                                            ------------    ------------    --------------

Ending Cash Balance                                      $       20,293  $       24,963  $         20,293
                                                            ============    ============    ==============

Supplemental Disclosure Information:
  Cash paid during the year for interest                 $          -0-             -0-               -0-
  Cash paid during the year for income taxes                        100             -0-               100
  Issued stock for shareholder debt                               5,000             -0-             5,000








                        See accompanying notes to financial statements

                                  WASATCH WEB ADVISORS, INC.
                                 Notes to Financial Statements
                                       December 31, 2000



NOTE A         Summary of Significant Accounting Policies

        Company Background

          The Company incorporated under the laws of the State of Utah on September 14, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act. Wasatch Web Advisors, Inc., is in the development stage and is still organizing its planned principal operations, which is to advertise and offer Internet website development for small to medium size businesses.

          The  financial  statements  of  the  Company  have  been  prepared  in
          accordance  with  generally  accepted   accounting   principles.   The
          following summarizes the more significant of such policies:

        Statement of Cash Flows

          Cash is comprised of cash on hand or on deposit in banks. The Company has $20,293 as of December 31, 2000.

        Property & Equipment

          Property and equipment are stated at cost. Depreciation is provided using the straight-line basis over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.

        Income Taxes

          The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which is effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. See Note C below.

        Net Loss Per Common Share

          Net loss per common share is based on the weighted average number of shares outstanding.

                                  WASATCH WEB ADVISORS, INC.
                                 Notes to Financial Statements
                                       December 31, 2000


NOTE A         Summary of Significant Accounting Policies [continued]

        Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B         Issuance of Common Shares

          In September, 1999, pursuant to a Preorganization Subscription Agreement, the Company issued 200,000 shares of common stock at par ($.01) for cash to four individuals, three of whom are officers and directors. Additionally, in accordance with a Subscription Agreement and Summary Offering Document, the Company issued 800,000 shares of common stock at $.035 per share to 37 "accredited" investors for cash.

          On May 13, 2000, the Company issued 142,857 shares of common stock to a shareholder for debt incurred for legal fees in 1999 and 2000. The shares were valued at $5,000 or $.035 per share.

NOTE C         Accounting for Income Taxes

          No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be sufficiently profitable in the near future to take advantage of the losses.

Deferred tax assets                                 Balance        Tax      Rate
------------------------------------------------- ------------ ------------ ----
   Federal Loss carryforward(expires through 2015)     $12,047       $1,807 15%
   State Loss carryforward(expires through 2015)       $11,847         $592  5%
   Valuation allowance                                             ($2,399)
                                                               ------------
        Deferred tax asset                                               $0
                                                               ============

          The amount shown on the balance sheet for income taxes payable represents the annual minimum franchise amount due to the State of Utah.

                                  WASATCH WEB ADVISORS, INC.
                                 Notes to Financial Statements
                                       December 31, 2000

NOTE D         Liquidity

          The Company has accumulated losses since inception totaling $12,047, and had minimal operations since inception. Financing for the Company's activities to date has been primarily provided by issuance of stock and advances from a stockholder. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management is continuing to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.


NOTE E         Stockholder Loan/Related Party Transactions

          A stockholder advanced legal services to the Company in the amount of $1,500 and $3,500 during the years ended December 31, 2000 and 1999, respectively. In 2000 this loan was settled through issuance of stock to the shareholder (see Note B). The shareholder loan balance was $0, as of December 31, 2000.

NOTE F         Property & Equipment

          The major classes of assets as of the balance sheet date are as follows:

                                                 Accumulated
         Asset Class                Cost        Depreciation       Method/Life
Computer Equipment                   $3,007              $801             SL/5
Software                                996               442             SL/3
                              ------------- -----------------
                        Total        $4,003            $1,243
                              ============= =================

          Depreciation expense was $932 and $311, for the years ended December 31, 2000 and 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Identification of Directors and Executive Officers.
        ---------------------------------------------------

     The following table sets forth the name of the Company's current directors and executive officers. These persons will serve until the next annual meeting of the stockholders (held the third Friday in August of each year) or until their successors are elected or appointed and qualified, or prior resignation or termination. Their Date of Date of Positions Election or Termination

Name                  Held              Designation     or Resignation
----                  ----              -----------   --------------
JAMES P. DOOLIN      DIRECTOR &         SEP-12-99           *
                     PRESIDENT

RICK R. ANTHONY      DIRECTOR &         SEP-12-99           *
                     VICE PRESIDENT

ALYCIA C. ANTHONY    DIRECTOR &         SEP-12-99           *
                     SECRETARY


          * These persons presently serves in the capacities indicated.

Business Experience.
--------------------

     James P. Doolin, President and a director, is 23 years of age. Mr Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. Mr. Doolin has been working as an investment consultant since 1998.

     Rick R. Anthony, Vice President and a director, is 27 years of age. Mr. Anthony graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of fine arts. Mr. Anthony has been working as a public educator since 1996. He is also currently attending the University of Utah's graduate program, seeking to obtain his masters in education.

     Alycia C. Anthony, Secretary and a director, is 26 years of age. Ms. Anthony graduated from the University of Utah, in Salt Lake City. She graduated with a bachelor of science, and masters in Economics. Ms. Anthony has been working in the public finance arena since 1996. For the past two years she worked for the consulting firm of KPMG, Peat Marwick, Consulting, Inc. Ms. Anthony currently works for the Salt Lake Organizing Committee.

Significant Employees.
----------------------

     Other than James P. Doolin and Alycia C. Anthony, the Company has no employees.

Family Relationships.
---------------------

     The only family relationships that exist between the directors and the executive officers are as follows: James P. Doolin is Alycia C. Anthony's brother; and Alycia C. Anthony and Rick R. Anthony are married.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Each of the Company's directors have filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Item 10. Executive Compensation.
         -----------------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------



James P.
Doolin,      12/31/99   0     0     0      0     0     0   0
Director,    12/31/00   0     0     0      0     0     0   0
President

Rick R.
Anthony.

Director,    12/31/99   0     0     0      0     0     0   0
Vice         12/31/00   0     0     0      0     0     0   0
President

Alycia C.
Anthony,     12/31/99 $934.95 0     0      0     0     0   0
Director,    12/31/00   0     0     0      0     0     0   0
Secretary


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2000 or 1999, other than the $934.95 that was paid to Alycia C. Anthony for commissions generating web pages for clients. The Company no longer expects to compensate Ms. Anthony for services until the Company has generated revenues sufficient to pay such compensation. The Company has not entered into any compensation arrangement with Ms. Anthony as of the date of this Registration Statement. However, Ms. Anthony's or any other of the Company's current and/or future employees compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

        Compensation of Directors.
        --------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

        Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
        ------------------------------------------------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------
          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
LEONARD W. BURNINGHAM, ESQ.         205,000                     18%
SHARLENE T. DOOLIN                  180,000                     16%
MIKE J. DOOLIN                      100,000                     9%
DUANE S. JENSON                     125,000                     11%
QUAD D PARTNERSHIP*                 260,750                     23%

* Sharlene Doolin may be deemed the beneficial owner of Quad D Partnership's shares, as she is the majority partner of Quad D Partnership; and the mother of James P. Doolin and Alycia Anthony; also Michael J. Doolin is their father.

Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:

                          Number of Shares       Percentage of

Name and Address         Beneficially Owned        of Class
----------------         ------------------      -------------
JAMES P. DOOLIN                 50,000                  4%
RICK R. ANTHONY                 25,000                  2%
ALYCIA C. ANTHONY               25,000                  2%

TOTAL OFFICERS & DIRECTORS      100,000                 9%

Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.


Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None; not applicable

Exhibits
--------

Exhibit
Number                             Description
-------                            -----------
  27                                 Financial Data Schedule

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WASATCH WEB ADVISORS, INC.



Date:01-31-01                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       WASATCH WEB ADVISORS, INC.



Date:01-31-01                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:01-31-01                          /S/ALYCIA ANTHONY
                                       Alycia Anthony
                                       Secretary and Director