Form 10QSB
period 2001-03-31
WASATCH WEB ADVISORS INC
filed 2001-05-03
CIK 1103078

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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


                          4848 South Highland Dr. #140
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

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

                                 March 31, 2001

                                    1,186,857

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


                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                For the Period ending March 31, 2001 and the
                          Year Ended December 31, 2000

                                                                03/31/2001      12/31/2000
                                                                ----------      ----------
                                                                [Unaudited]
ASSETS

        Current Assets

               Cash                                              $ 16,954       $ 20,293
                                                                 --------       --------
        Total Current Assets                                     $ 16,954       $ 20,293

        Property and Equipment
               Property and Equipment                            $  4,003       $  4,003
               Less: Accumulated Depreciation                      (1,476)        (1,243)
        Total Property and Equipment                             $  2,527       $  2,760
                                                                 --------       --------
TOTAL ASSETS                                                     $ 19,481       $ 23,053

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accrued Liabilities                                $     0       $      0
               Payable to shareholder                                   0              0
               Income taxes payable -                                 100            100
                                                                  -------       --------
        Total Current Liabilities                                     100            100

TOTAL LIABILITIES                                                     100            100

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.01 par;
           1,142,857 and 1,186,857, respectively, shares issued and
           outstanding                                             11,869         11,429
        Additional paid-in capital                                 24,671         23,571
        Deficit accumulated during development stage              (17,159)       (12,047)

TOTAL STOCKHOLDERS  EQUITY                                         19,381         22,953

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $  19,481         23,053



                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
                    For the Three Months Ended March 31, 2000 and 2001
            and for the period from inception through March 31, 2001
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [9/14/99]
                                                                                          through
                                                  Three Months       Three Months          3/31/01
                                                      Ended             Ended
                                                     3/31/01           3/31/00
                                                 ---------------   ---------------      -----------
                                                   [Unaudited]       [Unaudited]


Revenues                                        $              0  $            306      $     4,152
Cost of Sales                                   $              0  $              0      $     1,075
                                                 ---------------   ---------------      -----------
    Gross Margin                                               0               306            3,077

General and Administrative Expenses                        5,112             2,014           20,036
                                                 ---------------   ---------------      -----------

Net Income/(Loss) from Operations                         (5,112)           (1,708)         (16,959)
                                                 ---------------   ---------------      -----------

Net Income/(Loss) Before Taxes                  $         (5,112)  $        (1,708)     $   (16,959)
                                                 ===============   ===============      ===========

Income/Franchise taxes                                         0                 0              200

Net Income/ (Loss)                                        (5,112)           (1,708)         (17,159)

Income/(Loss) Per Share                         $          (0.01)  $         (0.01)     $     (0.01)
                                                 ===============   ===============      ===========

Weighted Average Shares Outstanding                    1,186,857         1,000,000        1,089,411
                                                 ===============   ===============      ===========

                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31, 2000 and 2001
            and for the period from inception through March 31, 2001
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [09/14/99]
                                                                                         through
                                                    Three Months       Three Months      3/31/01
                                                        Ended            Ended
                                                        3/31/01          3/31/00
                                                    -------------    --------------     ------------
                                                     [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------
  Net Loss                                         $       (5,112)   $       (1,708)     $   (17,159)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                              233               233            1,476
    Increase/(Decrease) in accounts payable                     0                 0                0
    Increase/(Decrease) in Taxes Payable                        0                 0              100
    Shares issued for forgiveness of debt                       0                 0            5,000
    Increase in accrued liabilities                             0                 0                0
                                                    -------------    --------------     ------------
      Net Cash Used For Operating Activities               (4,879)           (1,475)         (10,583)
                                                    =============    ==============     ============

Cash Flows Provided by Investing Activities
----------------------------------------------------
   (Increase)/Decrease in Property, Plant &                     0                 0           (4,003)
Equipment                                           -------------    --------------     ------------
      Net Cash Used for Investing Activities                    0                 0           (4,003)
                                                    =============    ==============     ============

Cash Flows Provided by Financing Activities
---------------------------------------------------
   Issued stock for cash                                    1,540                 0           31,540
                                                    -------------    --------------      ------------
      Net Cash Provided by Financing Activities                 0                 0           31,540
                                                    =============    ==============     ============

      Net Increase/(Decrease) In Cash                      (3,339)           (1,475)          16,954

      Beginning Cash Balance                               20,293            24,963                0

      Ending Cash Balance                       $          16,954$           23,488           16,954
                                                    -------------    --------------     ------------


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

     The Company's operations during the quarterly period ended March 31, 2001, resulted in norevenues and incurred expenses of $5,112, stemming from costs related to general and administrative expenses.

Liquidity

     At March 31, 2001, the Company had total current assets of $16,954 and total liabilities of $100.

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

                            WASATCH WEB ADVISORS, INC.



Date: 5/2/01                /S/ JAMES DOOLIN
                            James Doolin, President and Director