Form 10QSB
period 2001-06-30
WASATCH WEB ADVISORS INC
filed 2001-08-10
CIK 1103078

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

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

                                  June 30, 2001

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


                           WASATCH WEB ADVISORS, INC.
                                  Balance Sheet
                   For the Period ending June 30, 2001 and the
                          Year Ended December 31, 2000

                                                                06/30/2001      12/31/2000
                                                                ----------      ----------
                                                                [Unaudited]
ASSETS

        Current Assets

               Cash                                              $ 15,980       $ 20,293
                                                                 --------       --------
        Total Current Assets                                     $ 15,980       $ 20,293

        Property and Equipment
               Property and Equipment                            $  4,003       $  4,003
               Less: Accumulated Depreciation                      (1,709)        (1,243)
        Total Property and Equipment                             $  2,294       $  2,760
                                                                 --------       --------
TOTAL ASSETS                                                     $ 18,274       $ 23,053

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accrued Liabilities                                $     0       $      0
               Payable to shareholder                                   0              0
               Income taxes payable -                                 100            100
                                                                  -------       --------
        Total Current Liabilities                                     100            100

TOTAL LIABILITIES                                                     100            100

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.01 par;
           1,186,857 and 1,142,857, respectively, shares issued and
           outstanding                                             11,869         11,429
        Additional paid-in capital                                 24,671         23,571
        Deficit accumulated during development stage              (18,366)       (12,047)

TOTAL STOCKHOLDERS  EQUITY                                         18,174         22,953

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $  18,274         23,053





                           WASATCH WEB ADVISORS, INC.
                            Statements of Operations
             For the Three and Six Month Periods Ended June 30, 2001 and 2000


                                                                                                                    For the
                                                                                                                  Period from
                                                  For the               For the          For the        For the    Inception
                                               Three Months            Six Months     Three Months     Six Months  [09/14/99]
                                                   Ended                  Ended           Ended          Ended     through
                                                  6/30/01                6/30/01         6/30/00        06/30/00   06/30/01
                                               ---------------          ------------   ------------    ------------ -----------


Revenues                                     $            500           $        500   $      2,685    $      2,991 $     4,652
Cost of Sales                                               0                      0            140             140       1,075
                                               ---------------          -------------  ------------    ------------ -----------
  Gross Margin                                            500                    500          2,545           2,851       3,577

General and Administrative Expenses                     1,707                  6,819          3,437           5,451      21,743
                                               ---------------          -------------  ------------    ------------ -----------
Net Loss from Operations                               (1,207)                (6,319)          (892)         (2,600)    (18,166)

                                               ---------------          -------------  ------------    ------------ -----------
       Net Loss Before Income Taxes                    (1,207)                (6,319)          (892)         (2,600)    (18,166)

Provision for Income Taxes                                  0                      0              0               0         200
                                               ---------------          -------------  ------------    ------------ -----------
Net Loss                                     $         (1,207)          $     (6,319)  $       (892)         (2,600)    (18,366)
                                               ===============          =============  ============    ============ ===========

Loss Per Share                               $           (.01)          $       (.01)  $      (0.01)   $       (.01)$      (.01)
                                               ===============          =============  ============    ============ ===========

Weighted Average Shares Outstanding                 1,186,857              1,186,857      1,074,603       1,037,301   1,103,331
                                               ===============          =============  ============    ============ ===========






                           WASATCH WEB ADVISORS, INC.
                            Statements of Cash Flows
             For the Three and Six Month Periods Ended June 30, 2001 and 2000



                                                                                                                       For the
                                                                                                                      Period from
                                                             For the           For the       For the      For the     Inception
                                                           Three Month        Six Month    Three Month   Six Month    [09/14/99)
                                                         Period Ending     Period Ending Period Ending Period Ending  through
                                                            06/30/01         06/30/01     06/30/00       06/30/00     06/30/01

Cash Flows Provided by/(Used for) Operating Activities
                                                            --------------     -------------  ----------  ----------   -----------


Net Loss                                                 $          (1,207)     $     (6,319)  $     (892) $   (2,600)      (18,366)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Increase in Depreciation                                           233               466          233         466         1,709
    Increase in income taxes payable                                     0                 0            0           0           100
    Increase/(Decrease) in amount due to shareholder                     0                 0        1,500       1,500             0
    Shares issued for forgiveness of debt                                0                 0            0           0         5,000
    Decrease/(Increase) in accrued liabilities                           0                 0            0           0             0
                                                             --------------      ------------  ----------  ----------   -----------
       Net Cash Provided by/(Used for) in Operating  Activities       (974)           (5,853)         841        (634)      (11,557)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0                 0            0           0        (4,003)
                                                             --------------      ------------  ----------  ----------   -----------
              Net Cash Used by Investing Activities                      0                 0            0           0        (4,003)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0             1,540            0           0        31,540
                                                             --------------      ------------  ----------  ----------   -----------
              Net Cash Provided by Financing Activities                  0             1,540            0           0        31,540

                Net Increase(decrease) in Cash                        (974)           (4,313)         841        (634)       15,980

Beginning Cash Balance                                              16,954            20,293       23,488      24,963             0
                                                             --------------      ------------  ----------  ----------   -----------

Ending Cash Balance                                      $          15,980       $    15,980   $   24,329  $   24,329   $    15,980
                                                             ==============      ============  ==========  ==========   ===========


                           WASATCH WEB ADVISORS, INC.
                   Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of Wasatch Web Advisors, Inc. have been prepared in accordance with generally accepted accounting principles and the rule of the Securities and
          Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim are not necessarily indicative of the results to be expected for the full year.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The  Company has  created  relationships  with  several  clients  through a all-in-one website service contract. Furthermore, the Company plans on increasing its client base through advertisement and by broadening the services in which it currently provides.

     The Company's operations during the quarterly period ended June 30, 2001, resulted in $500 in revenues and incurred expenses of $1,707, stemming from costs related to sales, and also, general and administrative expenses.

Liquidity

     At June 30, 2001, the Company had total current assets of $15,980 and total liabilities of $100.

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

                            WASATCH WEB ADVISORS, INC.



Date:8/9/01                 /S/ JAMES DOOLIN
                            James Doolin, President and Director