Form 10QSB
period 2001-09-30
WASATCH WEB ADVISORS INC
filed 2001-11-05
CIK 1103078

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

                    Issuer's Telephone Number: (310) 795-0252

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

                               September 30, 2001

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

                           WASATCH WEB ADVISORS, INC.
                                  Balance Sheet
                For the Period ending September 30, 2001 and the
                          Year Ended December 31, 2000

                                                                09/30/2001      12/31/2000
                                                                ----------      ----------
                                                                [Unaudited]
ASSETS

        Current Assets

               Cash                                              $ 13,545       $ 20,293
                                                                 --------       --------
        Total Current Assets                                     $ 13,545       $ 20,293

        Property and Equipment
               Property and Equipment                            $  4,003       $  4,003
               Less: Accumulated Depreciation                      (1,942)        (1,243)
        Total Property and Equipment                             $  2,061       $  2,760
                                                                 --------       --------
TOTAL ASSETS                                                     $ 15,606       $ 23,053

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accrued Liabilities                                $     0       $      0
               Payable to shareholder                                   0              0
               Income taxes payable -                                 100            100
                                                                  -------       --------
        Total Current Liabilities                                     100            100

TOTAL LIABILITIES                                                     100            100

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.01 par;
           1,186,857 and 1,142,857, respectively, shares issued and
           outstanding                                             11,869         11,429
        Additional paid-in capital                                 24,671         23,571
        Deficit accumulated during development stage              (21,034)       (12,047)

TOTAL STOCKHOLDERS  EQUITY                                         15,506         22,953

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $  15,606         23,053





                           WASATCH WEB ADVISORS, INC.
                            Statements of Operations
     For the Three and Nine Month Periods Ended September 30, 2001 and 2000


                                                                                                                       For the
                                                                                                                     Period from
                                                  For the                For the          For the        For the     Inception
                                               Three Months             Nine Months     Three Months     Nine Months  [09/14/99]
                                                   Ended                  Ended           Ended          Ended       through
                                                  9/30/01                9/30/01         9/30/00        09/30/00     09/30/01
                                               ---------------          ------------   ------------    ------------ -----------


Revenues                                     $            266           $        766   $        226    $      3,217 $     4,918
Cost of Sales                                               0                      0              0               0       1,075
                                               ---------------          -------------  ------------    ------------ -----------
  Gross Margin                                            266                    766            226           3,217       3,843

General and Administrative Expenses                     2,934                  9,753          4,067           9,658      24,677
                                               ---------------          -------------  ------------    ------------ -----------
Net Loss from Operations                               (2,668)                (8,987)        (3,841)         (6,441)    (20,834)

                                               ---------------          -------------  ------------    ------------ -----------
       Net Loss Before Income Taxes                    (2,668)                (8,987)        (3,841)         (6,441)    (20,834)

Provision for Income Taxes                                  0                      0              0               0         200
                                               ---------------          -------------  ------------    ------------ -----------
Net Loss                                     $         (2,668)          $     (8,987)  $     (3,841)         (6,441)    (21,034)
                                               ===============          =============  ============    ============ ===========

Loss Per Share                               $           (.01)          $       (.01)  $      (0.01)   $       (.01)$      (.02)
                                               ===============          =============  ============    ============ ===========

Weighted Average Shares Outstanding                 1,186,857              1,186,857      1,142,857       1,072,487   1,103,331
                                               ===============          =============  ============    ============ ===========






                           WASATCH WEB ADVISORS, INC.
                            Statements of Cash Flows
     For the Three and Nine Month Periods Ended September 30, 2001 and 2000



                                                                                                                        For the
                                                                                                                       Period from
                                                              For the           For the       For the      For the     Inception
                                                            Three Month       Nine Month    Three Month   Nine Month    [09/14/99)
                                                           Period Ending     Period Ending Period Ending Period Ending  through
                                                             09/30/01         09/30/01      09/30/00       09/30/00     09/30/01

Cash Flows Provided by/(Used for) Operating Activities
                                                            --------------     -------------  ----------  ----------   -----------


Net Loss                                                 $          (2,668)     $     (8,987)  $   (3,841) $   (6,441)      (21,034)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Increase in Depreciation                                           233               699          233         699         1,942
    Increase in income taxes payable                                     0                 0            0           0           100
    Increase/(Decrease) in amount due to shareholder                     0                 0            0       1,500             0
    Shares issued for forgiveness of debt                                0                 0            0           0         5,000
    Decrease/(Increase) in accrued liabilities                           0                 0            0           0             0
                                                             --------------      ------------  ----------  ----------   -----------
       Net Cash Provided by/(Used for) in Operating  Activities     (2,435)           (8,288)      (3,608)     (4,242)      (13,992)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0                 0            0           0        (4,003)
                                                             --------------      ------------  ----------  ----------   -----------
              Net Cash Used by Investing Activities                      0                 0            0           0        (4,003)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0             1,540            0           0        31,540
                                                             --------------      ------------  ----------  ----------   -----------
              Net Cash Provided by Financing Activities                  0             1,540            0           0        31,540

                Net Increase(decrease) in Cash                      (2,435)           (6,748)      (3,608)     (4,242)       13,545

Beginning Cash Balance                                              15,980            20,293       24,329      24,963             0
                                                             --------------      ------------  ----------  ----------   -----------

Ending Cash Balance                                      $          13,545       $    13,545   $   20,721  $   20,721   $    13,545
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

     The Company's operations during the quarterly period ended September 30, 2001, resulted in $266 in revenues and incurred expenses of $2,934, stemming from costs related to sales, and also, general and administrative expenses.

Liquidity

     At September 30, 2001, the Company had total current assets of $13,545 and total liabilities of $100.

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

                            WASATCH WEB ADVISORS, INC.



Date:10/05/01                /S/ JAMES DOOLIN
                            James Doolin, President and Director