Form 10KSB
period 2001-12-31
WASATCH WEB ADVISORS INC
filed 2002-03-19
CIK 1103078

1                    U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2001
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  December 31, 2001
- 716.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2001 - $945. There are approximately 94,500 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.01 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                JANUNARY 1, 2002
                                    1,186,857


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

        AUDITOR'S "GOING CONCERN" OPINION

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2001, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. See the index to financial statements, part f/s of this filing.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2001, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is WWBA. The Company shares have been traded on the OTC Bulletin Board since January 4, 2001. The following quotes are through the most recent year end:

                        CLOSING BID             CLOSING ASK
                        HIGH    LOW             HIGH    LOW

JANUARY 4, 2001         .06     .06             .00     .00
THRU
DEC 01, 2001

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 55.

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

     At December 31, 2001, the Company's had $14,497 in assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2001, the Company had a net loss of $10,794. The Company received $716 in revenues in the period ended December 31, 2001. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     As of December 31, 2001, the Company had cash on hand of $12,669. Management believes that these funds will be sufficient to allow it to commence advertising via mailings and through the Internet. The Company has previosly purchased the computer equipment to begin operations. The Company's cash on hand will be sufficient to allow it to further operations; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient base of web site design clients. The Company has commenced operations, but it cannot provide any assurances that it will be successful in this effort.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended December 31, 2001 and 2000

          Independent Auditors' Report

          Balance Sheets - December 31, 2001

          Statements of Operations for the years ended
          December 31, 2001 and 2000

          Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000

          Statements of Cash Flows for the years ended
          December 31, 2001 and 2000

          Notes to the Financial Statements

                                  WASATCH WEB ADVISORS, INC.
                                 [A Development Stage Company]

                                     FINANCIAL STATEMENTS

                                       December 31, 2001

                              [WITH INDEPENDENT AUDITORS' REPORT]



                                  WASATCH WEB ADVISORS, INC.
                                 [A Development Stage Company]

                                      Table of Contents

                                                                                       Page

Independent Auditors' Report                                                            1


Balance Sheet - December 31, 2001                                                       2


Statements of Stockholders' Equity/(Deficit) for the Period from
Inception [September 14, 1999] through December 31, 2001                                3

Statements of Operations for the Years Ended December 31, 2001 and 2000,
and for the Period from Inception [September 14, 1999]
through December 31, 2001                                                               4


Statements of Cash Flows for the Years Ended December 31, 2001 and 2000,
and for the Period from Inception [September 14, 1999]
through December 31, 2001                                                               5


Notes to Financial Statements                                                          6 - 8




                                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
WASATCH WEB ADVISORS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Wasatch Web Advisors, Inc. [a development stage company] as of December 31, 2001, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended December 31, 2001 and 2000, and for the period from inception [September 14, 1999] through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wasatch Web Advisors, Inc. as of December 31, 2001, and the results of operations and cash flows for the years ended December 31, 2001 and 2000, and for the period from inception [September 14, 1999] through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                                /S/MANTYLA MCREYNOLDS
                                                   Mantyla McReynolds
January 25, 2002
Salt Lake City, Utah

                                  WASATCH WEB ADVISORS, INC.
                                 [A Development Stage Company]
                                        Balance Sheet
                                       December 31, 2001


ASSETS

Current Assets
     Cash                                                         $               12,669
          Total Current Assets                                                    12,669

Property & Equipment                                                               4,003
Less: Accumulated Depreciation                                                    (2,175)
   Net Property & Equipment                                                        1,828

TOTAL ASSETS                                                      $               14,497
                                                                  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued liabilities                                         $                  698
     Taxes payable - Notes A & C                                                    100
          Total Current Liabilities                                                 798
               Total Liabilities                                                    798
Stockholders' Equity - Note
     Common stock, $.01 par value;
       authorized 50,000,000 shares; issued
       and outstanding 1,186,857                                                 11,869
     Additional paid-in capital                                                  24,671
     Deficit accumulated during development stage                               (22,841)
          Total Stockholders' Equity                                             13,699
                                                                 ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $               14,497
                                                                 ======================




                        See accompanying notes to financial statements


                                  WASATCH WEB ADVISORS, INC.
                                 [A Development Stage Company]
                         Statements of Stockholders' Equity/(Deficit)
         For the Period from Inception [September 14, 1999] through December 31, 2001


                                                                                  Deficit
                                                                                Accumulated
                                                                Additional        During            Total
                                 Number of        Common          Paid-in       Development     Stockholders'
                                  Shares           Stock          Capital          Stage       Equity/(Deficit)
                              --------------- --------------  -------------- ----------------  ---------------
Balance, December 31, 1998                    0 $           0   $           0  $              0   $           0
Issued stock for cash , organization at
$.01 per share                          200,000          2,000                                             2,000
Issued stock for cash , $.035 per share 800,000          8,000          20,000                            28,000
Net loss for 1999                                                                        (5,083)          (5,083)
                                --------------- --------------  -------------- ----------------  ---------------
Balance, December 31, 1999            1,000,000         10,000          20,000           (5,083)          24,917
Issued stock for debt and legal fees,
$.035 per share                         142,857          1,429           3,571                             5,000
Net loss for 2000                                                                        (6,964)          (6,964)
                                --------------- --------------  -------------- ----------------  ---------------
Balance, December 31, 2000            1,142,857         11,429          23,571          (12,047)          22,953
Issued stock for cash, $.035 per share   44,000            440           1,100                             1,540
Net loss for 2001                                                                       (10,794)         (10,794)
                                 -------------- --------------  -------------- ----------------  ---------------
Balance, December 31, 2001            1,186,857 $       11,869   $      24,671  $       (22,841)  $       13,699
                                 =============== ==============  ============== ================  ===============









                           See accompanying notes to financial statements

                                     WASATCH WEB ADVISORS, INC.
                                    [A Development Stage Company]
                                      Statements of Operations
          For the Years Ended December 31, 2001 and 2000, and for the Period from Inception
                           [September 14, 1999] through December 31, 2001



                                                                                                 From
                                                                                              Inception
                                                                                              [9/14/99]
                                                                                               through
                                                     2001                  2000                12/31/01
                                                 -------------       -----------------     ----------------
Revenues                                       $           716      $            3,217  $             4,868
Cost of Sales                                              300                     140                1,375
                                                 -------------       -----------------     ----------------
  Gross Margin                                             416                   3,077                3,493

General and Administrative Expenses                     11,110                   9,941               26,034
                                                 -------------       -----------------     ----------------
Net Loss from Operations                               (10,694)                 (6,864)             (22,541)


                                                 -------------       -----------------     ----------------
       Net Loss Before Income Taxes                   (10,694)                 (6,864)             (22,541)

Provision for Income Taxes - Notes A&C                    100                     100                  300
                                                 -------------       -----------------     ----------------

Net Loss                                       $      (10,794)     $           (6,964) $           (22,841)
                                                 =============       =================     ================

Loss Per Share                                 $         (.01)     $             (.01) $             (0.02)
                                                 =============       =================     ================

Weighted Average Shares Outstanding                 1,186,857               1,090,554            1,120,793
                                                 =============       =================     ================









                           See accompanying notes to financial statements


                                    WASATCH WEB ADVISORS, INC.
                                   [A Development Stage Company]
                                     Statements of Cash Flows
        For the Years Ended December 31, 2001 and 2000, and for the Period from Inception
                          [September 14, 1999] through December 31, 2001


                                                                                               For the
                                                                                             period from
                                                                                              Inception
                                                                                              [11/3/99]
                                                                                               through
Cash Flows Provided by/(Used for) Operating Activities         2001            2000            12/31/01
                                                            ----------     ------------     --------------
Net Loss                                                $      (10,794)  $       (6,964) $         (22,841)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                   932              932              2,175
    Increase in income taxes payable                                 0                0                100
    Increase in amount due to shareholder                            0            1,500              5,000
    Increase in accrued liabilities                                698             (138)               698
                                                            ----------     ------------     --------------
       Net Cash Provided by/(Used for) in Operating  Activities (9,164)          (4,670)           (14,868)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                            0                0            (4,003)
                                                            ----------     ------------     --------------
              Net Cash Used by Investing Activities                  0                0            (4,003)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                        1,540                              31,540
                                                            ----------     ------------     --------------
              Net Cash Provided by Financing Activities          1,540                0             31,540

            Net Increase(decrease) in Cash                      (7,624)          (4,670)            12,669

Beginning Cash Balance                                          20,293           24,963                  0
                                                            ----------     ------------     --------------

Ending Cash Balance                                     $       12,669  $        20,293 $           12,669
                                                            ==========     ============     ==============

Supplemental Disclosure Information:
  Cash paid during the year for interest                $           0                0                  0
  Cash paid during the year for income taxes                      100              100                200
  Issued stock for shareholder debt                                 0            5,000              5,000






                 See accompanying notes to financial statements

                                WASATCH WEB ADVISORS, INC.
                                 Notes to Financial Statements
                                       December 31, 2001

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

          The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

        Statement of Cash Flows

          Cash is comprised of cash on hand or on deposit in banks. The Company has $12,669 as of December 31, 2001.

        Property & Equipment

          Property and equipment are stated at cost. Depreciation is provided using the straight-line basis over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.

        Income Taxes

          The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. See Note C below.

        Net Loss Per Common Share

          Net loss per common share is based on the weighted average number of shares outstanding.

        Revenue Recognition

          The Company recognizes revenue as services are performed and projects are completed and accepted by the customer.

                                  WASATCH WEB ADVISORS, INC.
                                 Notes to Financial Statements
                                       December 31, 2001

NOTE A         Summary of Significant Accounting Policies [continued]

        Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          In January 2001, the Company issued an additional 44,000 shares of common stock to individuals for cash at $.035.

NOTE C         Accounting for Income Taxes

          No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently uncertain that the Company will be sufficiently profitable in the near future to take advantage of the losses.

Deferred tax assets                                 Balance        Tax      Rate
------------------------------------------------- ------------ ------------ ----
   Federal Loss carryforward(expires through 2021)$     22,841 $     3,426   15%
   State Loss carryforward(expires through 2016)        22,541       1,127    5%
   Valuation allowance                                              (4,553)
                                                               ------------
        Deferred tax asset                                      $        0
                                                               ============

          The allowance has increased $2,154 from $2,399 as of December 31, 2001. The amount shown on the balance sheet for income taxes payable represents the annual minimum franchise amount due to the State of Utah.

                                  WASATCH WEB ADVISORS, INC.
                                 Notes to Financial Statements
                                       December 31, 2001
NOTE D         Liquidity

          The Company has accumulated losses since inception totaling $22,841, and had minimal operations since inception. Financing for the Company's activities to date has been primarily provided by issuance of stock and advances from a stockholder. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management is continuing to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.


NOTE E         Stockholder Loan/Related Party Transactions

          A stockholder advanced legal services to the Company in the amount of $1,500 and $3,500 during the years ended December 31, 2000 and 1999, respectively. In 2000 this loan was settled through issuance of stock to the shareholder (see Note B). The shareholder loan balance was $0, as of December 31, 2001.

NOTE F         Property & Equipment

          The major classes of assets as of the balance sheet date are as follows:

                                               Accumulated
         Asset Class              Cost        Depreciation       Method/Life
Computer Equipment                   $3,007            $1,402             SL/5
Software                                996               773             SL/3
                              ------------- -----------------
                        Total        $4,003            $2,175
                              ============= =================

          Depreciation expense was $932 in each of the years ended December 31, 2001 and 2000.

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

Business Experience.
--------------------

     James P. Doolin, President and a director, is 25 years of age. Mr Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. Mr. Doolin has been working as an investment consultant since 1998.

     Rick R. Anthony, Vice President and a director, is 29 years of age. Mr. Anthony graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of fine arts. Mr. Anthony has been working as a public educator since 1996. He is also currently attending the University of Utah's graduate program, seeking to obtain his masters in education.

     Alycia C. Anthony, Secretary and a director, is 27 years of age. Ms. Anthony graduated from the University of Utah, in Salt Lake City. She graduated with a bachelor of science, and masters in Economics. Ms. Anthony has been working in the public finance arena since 1996. For the past two years she worked for the consulting firm of KPMG, Peat Marwick, Consulting, Inc. Ms. Anthony currently works for the Salt Lake Organizing Committee.

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

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------



James P.
Doolin,      12/31/99   0     0     0      0     0     0   0
Director,    12/31/00   0     0     0      0     0     0   0
President    12/31/01   0     0     0      0     0     0   0

Rick R.
Anthony.

Director,    12/31/99   0     0     0      0     0     0   0
Vice         12/31/00   0     0     0      0     0     0   0
President    12/31/01   0     0     0      0     0     0   0

Alycia C.
Anthony,     12/31/99 $934.95 0     0      0     0     0   0
Director,    12/31/00   0     0     0      0     0     0   0
Secretary    12/31/01   0     0     0      0     0     0   0


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2001, 2000 or 1999, other than the $934.95 that was paid to Alycia
C. Anthony for commissions generating web pages for clients. The Company no longer expects to compensate Ms. Anthony for services until the Company has generated revenues sufficient to pay such compensation. The Company has not entered into any compensation arrangement with Ms. Anthony as of the date of this Registration Statement. However, Ms. Anthony's or any other of the Company's current and/or future employees compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

                                       WASATCH WEB ADVISORS, INC.



Date:03/14/02                         /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       WASATCH WEB ADVISORS, INC.



Date:03/14/02                         /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:03/14/02                         /S/ALYCIA ANTHONY
                                       Alycia Anthony
                                       Secretary and Director