Form 10QSB
period 2002-03-31
WASATCH WEB ADVISORS INC
filed 2002-05-15
CIK 1103078

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

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

                                 March 31, 2002

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


                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                   As of March 31, 2002 and December 31, 2001

                                                                03/31/2002      12/31/2001
                                                                ----------      ----------
                                                                [Unaudited]
ASSETS

        Current Assets

               Cash                                              $  9,505       $ 12,669
                                                                 --------       --------
        Total Current Assets                                     $  9,505       $ 12,669

        Property and Equipment
               Property and Equipment                            $  4,003       $  4,003
               Less: Accumulated Depreciation                      (2,408)        (2,175)
        Total Property and Equipment                             $  1,595       $  1,828
                                                                 --------       --------
TOTAL ASSETS                                                     $ 11,100       $ 14,497

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accrued Liabilities                                $     0       $    698
               Payable to shareholder                                   0              0
               Income taxes payable -                                 100            100
                                                                  -------       --------
        Total Current Liabilities                                     100            798

TOTAL LIABILITIES                                                     100            798

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.01 par;
           1,186,857, shares issued and outstanding
                                                                   11,869         11,869
        Additional paid-in capital                                 24,671         24,671
        Deficit accumulated during development stage              (25,540)       (22,841)

TOTAL STOCKHOLDERS  EQUITY                                         11,000         13,699

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $  11,100         14,497



                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
                    For the Three Months Ended March 31, 2002 and 2001
            and for the period from inception through March 31, 2002
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [9/14/99]
                                                                                          through
                                                  Three Months       Three Months          3/31/02
                                                      Ended             Ended
                                                     3/31/02           3/31/01
                                                 ---------------   ---------------      -----------
                                                   [Unaudited]       [Unaudited]


Revenues                                        $              0  $              0      $     4,868
Cost of Sales                                   $              0  $              0      $     1,375
                                                 ---------------   ---------------      -----------
    Gross Margin                                               0                 0            3,493

General and Administrative Expenses                        2,699             5,112           28,733
                                                 ---------------   ---------------      -----------

Net Income/(Loss) from Operations                         (2,699)           (5,112)         (25,240)
                                                 ---------------   ---------------      -----------

Net Income/(Loss) Before Taxes                  $         (2,699)  $        (5,112)     $   (25,240)
                                                 ===============   ===============      ===========

Income/Franchise taxes                                         0                 0              300

Net Income/ (Loss)                                        (2,699)           (5,112)         (25,540)

Income/(Loss) Per Share                         $          (0.01)  $         (0.01)     $     (0.02)
                                                 ===============   ===============      ===========

Weighted Average Shares Outstanding                    1,186,857         1,186,857         1,120,793
                                                 ===============   ===============      ===========

                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31, 2002 and 2001
            and for the period from inception through March 31, 2002
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [09/14/99]
                                                                                         through
                                                    Three Months       Three Months      3/31/02
                                                        Ended            Ended
                                                        3/31/02          3/31/01
                                                    -------------    --------------     ------------
                                                     [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------
  Net Loss                                         $       (2,699)   $       (5,112)     $   (25,540)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                              233               233            2,408
    Increase/(Decrease) in accounts payable                     0                 0                0
    Increase/(Decrease) in Taxes Payable                        0                 0              100
    Shares issued for forgiveness of debt                       0                 0            5,000
    Increase/(Decrease) in accrued liabilities               (698)                0                0
                                                    -------------    --------------     ------------
      Net Cash Used For Operating Activities               (3,164)           (4,879)         (18,032)
                                                    =============    ==============     ============

Cash Flows Provided by Investing Activities
----------------------------------------------------
   (Increase)/Decrease in Property, Plant &                     0                 0           (4,003)
Equipment                                           -------------    --------------     ------------
      Net Cash Used for Investing Activities                    0                 0           (4,003)
                                                    =============    ==============     ============

Cash Flows Provided by Financing Activities
---------------------------------------------------
   Issued stock for cash                                        0             1,540           31,540
                                                    -------------    --------------      ------------
      Net Cash Provided by Financing Activities                 0                 0           31,540
                                                    =============    ==============     ============

      Net Increase/(Decrease) In Cash                      (3,164)           (3,339)           9,505

      Beginning Cash Balance                               12,669            20,293                0

      Ending Cash Balance                       $           9,505 $          16,954            9,505
                                                    -------------    --------------     ------------


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

     The Company's operations during the quarterly period ended March 31, 2002, resulted in no revenues and incurred expenses of $2,699, stemming from costs related to general and administrative expenses.

Liquidity

     At March 31, 2002, the Company had total current assets of $9,505 and total liabilities of $100.

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

                            WASATCH WEB ADVISORS, INC.



Date:05/15/02               /S/ JAMES DOOLIN
                            James Doolin, President and Director