Form 10QSB
period 2002-09-30
WASATCH WEB ADVISORS INC
filed 2002-11-14
CIK 1103078

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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

                               November 7, 2002

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

                           WASATCH WEB ADVISORS, INC.
                                  Balance Sheet
                For the Period ending September 30, 2002 and the
                          Year Ended December 31, 2001

                                                                09/30/2002      12/31/2001
                                                                ----------      ----------
                                                                [Unaudited]
ASSETS

        Current Assets

               Cash                                              $  6,026       $ 12,669
                                                                 --------       --------
        Total Current Assets                                     $  6,026       $ 12,669

        Property and Equipment
               Property and Equipment                            $  4,003       $  4,003
               Less: Accumulated Depreciation                      (2,874)        (2,175)
        Total Property and Equipment                             $  1,129       $  1,828
                                                                 --------       --------
TOTAL ASSETS                                                     $  7,155       $ 14,497

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accrued Liabilities                                $     0       $    698
               Payable to shareholder                                   0              0
               Income taxes payable -                                 100            100
                                                                  -------       --------
        Total Current Liabilities                                     100            798

TOTAL LIABILITIES                                                     100            798

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.01 par;
           1,186,857 and 1,186,857, respectively, shares issued and
           outstanding                                             11,869         11,869
        Additional paid-in capital                                 24,671         24,671
        Deficit accumulated during development stage              (29,485)       (22,841)

TOTAL STOCKHOLDERS  EQUITY                                          7,055         13,699

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $   7,155         14,497





                           WASATCH WEB ADVISORS, INC.
                            Statements of Operations
     For the Three and Nine Month Periods Ended September 30, 2002 and 2001
    and for the period from inception [09/14/99] through September 30, 2002


                                                                                                                       For the
                                                                                                                     Period from
                                                  For the                For the          For the        For the     Inception
                                               Three Months             Nine Months     Three Months     Nine Months  [09/14/99]
                                                   Ended                  Ended           Ended          Ended       through
                                                  9/30/02                9/30/02         9/30/01        09/30/01     09/30/02
                                               ---------------          ------------   ------------    ------------ -----------


Revenues                                     $              0           $          0   $        266    $        766 $     4,868
Cost of Sales                                               0                      0              0               0       1,375
                                               ---------------          -------------  ------------    ------------ -----------
  Gross Margin                                              0                      0            266             266       3,493

General and Administrative Expenses                     1,993                  6,644          2,934           9,753      32,678
                                               ---------------          -------------  ------------    ------------ -----------
Net Loss from Operations                               (1,993)                (6,644)        (2,668)         (8,987)    (29,185)

                                               ---------------          -------------  ------------    ------------ -----------
       Net Loss Before Income Taxes                    (1,993)                (6,644)        (2,668)         (8,987)    (29,185)

Provision for Income Taxes                                  0                      0              0               0         200
                                               ---------------          -------------  ------------    ------------ -----------
Net Loss                                     $         (1,993)          $     (6,644)  $     (2,668)         (8,987)    (29,385)
                                               ===============          =============  ============    ============ ===========

Loss Per Share                               $           (.01)          $       (.01)  $      (0.01)   $       (.01)$      (.02)
                                               ===============          =============  ============    ============ ===========

Weighted Average Shares Outstanding                 1,186,857              1,186,857      1,186,857       1,186,857   1,134,670
                                               ===============          =============  ============    ============ ===========






                           WASATCH WEB ADVISORS, INC.
                            Statements of Cash Flows
     For the Three and Nine Month Periods Ended September 30, 2002 and 2001
    and for the period from inception [09/14/99] through September 30, 2002


                                                                                                                        For the
                                                                                                                       Period from
                                                              For the           For the       For the      For the     Inception
                                                            Three Month       Nine Month    Three Month   Nine Month    [09/14/99)
                                                           Period Ending     Period Ending Period Ending Period Ending  through
                                                             09/30/02         09/30/02      09/30/01       09/30/01     09/30/02

Cash Flows Provided by/(Used for) Operating Activities
                                                            --------------     -------------  ----------  ----------   -----------


Net Loss                                                 $          (1,993)     $     (6,644)  $   (2,668) $   (8,987)      (29,385)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Increase in Depreciation                                           233               699          233         699         2,874
    Increase in income taxes payable                                     0                 0            0           0             0
    Increase/(Decrease) in amount due to shareholder                     0                 0            0           0             0
    Shares issued for forgiveness of debt                                0                 0            0           0         5,000
    Decrease/(Increase) in accrued liabilities                           0              (698)            0           0            0
                                                             --------------      ------------  ----------  ----------   -----------
       Net Cash Provided by/(Used for) in Operating  Activities     (1,760)           (6,643)      (2,435)     (8,288)      (21,511)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0                 0            0           0        (4,003)
                                                             --------------      ------------  ----------  ----------   -----------
              Net Cash Used by Investing Activities                      0                 0            0           0        (4,003)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0                 0            0       1,540        31,540
                                                             --------------      ------------  ----------  ----------   -----------
              Net Cash Provided by Financing Activities                  0                 0            0       1,540        31,540

                Net Increase(decrease) in Cash                      (1,760)           (6,643)      (2,435)     (6,748)        6,026

Beginning Cash Balance                                               7,786            12,669       15,980      20,293             0
                                                             --------------      ------------  ----------  ----------   -----------

Ending Cash Balance                                      $           6,026       $     6,026   $   13,545  $   13,545   $     6,026
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

     The Company's generated no revenue from operations during the quarterly period ended September 30, 2002, and incurred expenses of $2,934, stemming from costs related to sales, and also, general and administrative expenses.

Liquidity

     At September 30, 2002, the Company had total current assets of $6,026 and total liabilities of $100.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Wasatch Web Advisors, Inc., Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:11/14/02               /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WASATCH WEB ADVISORS, INC.



Date:11/14/02               /S/ JAMES DOOLIN
                            James Doolin, President and Director