Form 10KSB
period 2002-12-31
WASATCH WEB ADVISORS INC
filed 2003-03-31
CIK 1103078

1                    U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2002
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  December 31, 2002
- 0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 27, 2003 - $3,780. There are approximately 94,500 shares of common voting stock of the Company held by non-affiliates. These computations are based upon the bid price for the common stock of the Company on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on March 27, 2003.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 27, 2003
                                    1,186,857


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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2002, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is WWBA. The Company shares have been traded on the OTC Bulletin Board since January 4, 2001. The following quotes are through the most recent year end:

                        CLOSING BID             CLOSING ASK
                        HIGH    LOW             HIGH    LOW

JANUARY 4, 2001         .06     .06             .00     .00
THRU
DEC 01, 2001

JANUARY 1, 2002         .04     .04             .00     .00
THRU
DEC 31, 2002

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

     During the next 12 months, management plans to advertise to attract customers. Methods of advertising may include further development of the Company's website, internet "banner" ads, and print advertisement in local newspapers. Also management continues to seek an independent contractor to provide web-site development services for the Company.

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

     At December 31, 2002, the Company's had $5,327 in assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2002, the Company had a net loss of $8,590. The Company received $0 in revenues in the period ended December 31, 2002. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     As of December 31, 2002, the Company had cash on hand of $4,322. Management believes that these funds will be sufficient to allow it to commence advertising via mailings and through the Internet. The Company has previosly purchased the computer equipment to begin operations. The Company's cash on hand will be sufficient to allow it to further operations; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient base of web site design clients. The Company has commenced operations, but it cannot provide any assurances that it will be successful in this effort.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended December 31, 2002 and 20010

          Independent Auditors' Report

          Balance Sheets - December 31, 2002

          Statements of Operations for the years ended
          December 31, 2002 and 2001

          Statements of Stockholders' Equity for the years ended December 31, 2002 and 2001

          Statements of Cash Flows for the years ended
          December 31, 2002 and 2001

          Notes to the Financial Statements

                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                December 31, 2002

                       [WITH INDEPENDENT AUDITORS' REPORT]

                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]

                                Table of Contents

                                                                            Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .   1


Balance Sheet - December 31, 2002 . . . . . . . . . . . . . . . . . . . . .  2


Statements of Stockholders' Equity/(Deficit) for the Period from
Inception [September 14, 1999] through December 31, 2002  . . . . . . . . .. 3

Statements of Operations for the Years Ended December 31, 2002 and 2001,
and for the Period from Inception [September 14, 1999]
through December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . .   4


Statements of Cash Flows for the Years Ended December 31, 2002 and 2001,
and for the Period from Inception [September 14, 1999]
through December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . .  5


Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .    6 - 8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
WASATCH WEB ADVISORS, INC.
Salt Lake City, Utah

     We have audited the accompanying balance sheet of Wasatch Web Advisors, Inc. [a development stage company] as of December 31, 2002, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception [September 14, 1999] through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wasatch Web Advisors, Inc. as of December 31, 2002, and the results of operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception [September 14, 1999] through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                                /S/MANTYLA MCREYNOLDS
                                                   Mantyla McReynolds
March 21, 2003
Salt Lake City, Utah


                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2002


ASSETS

 Current Assets

      Cash-Note A                                                              $       4,322
                                                                         --------------------
                                                                         --------------------

           Total Current Assets
                                                                                       4,322



 Property & Equipment-Notes A & F
                                                                                       4,003

 Less: Accumulated Depreciation                                                       (2,998)
                                                                         ---------------------
                                                                         --------------------

    Net Property & Equipment
                                                                                       1,005


                                                                         --------------------
                                                                         --------------------

 TOTAL ASSETS                                                                  $       5,327
                                                                         ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
       Accrued Liabilities                                                               118
       Taxes payable-Notes A & C                                                         100
                                                                         --------------------
                                                                         --------------------
            Total Current Liabilities                                                    218
                                                                         --------------------
                                                                         --------------------
                Total Liabilities                                                        218
 Stockholders' Equity-Notes B & E
        Common stock, $.01 par value;
          authorized 50,000,000 shares; issued
          and outstanding 1,186,857                                                   11,869
        Additional paid-in capital                                                    24,671
        Deficit accumulated during development stage                                 (31,431)
                                                                         ---------------------
                                                                         --------------------
             Total Stockholders' Equity                                                5,109
                                                                         --------------------
                                                                         --------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $             5,327
                                                                         ====================





                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                  Statements of Stockholders' Equity/(Deficit)
  For the Period from Inception [September 14, 1999] through December 31, 2002


                                                                                   Deficit
                                                                                 Accumulated
                                                                Additional         During              Total
                                  Number of       Common          Paid-in        Development
                                   Shares          Stock          Capital           Stage         Stockholders'
                                                                                                  Equity/(Deficit)
                               ----------- -- ------------ -- ------------- -- --------------- -- ------------
                               ----------- -- ------------ -- ------------- -- --------------- -- ------------

Balance, December 31, 1998              0  $            0  $             0  $               0  $            0


Issued stock for cash ,
organization at $.01 per          200,000           2,000                                               2,000
share

Issued stock for cash ,           800,000           8,000           20,000                             28,000
$.035 per share

Net loss for 1999                                                                     (5,083)         (5,083)
                               ----------- -- ------------ -- ------------- -- --------------- -- ------------
                               ----------- -- ------------ -- ------------- -- --------------- -- ------------

Balance, December 31, 1999      1,000,000          10,000           20,000            (5,083)          24,917

Issued stock for debt and
legal fees, $.035 per share       142,857           1,429            3,571                              5,000

Net loss for 2000                                                                     (6,964)         (6,964)
                               ----------- -- ------------ -- ------------- -- --------------- -- ------------
                               ----------- -- ------------ -- ------------- -- --------------- -- ------------

Balance, December 31, 2000      1,142,857          11,429           23,571           (12,047)          22,953

Issued stock for cash, $.035       44,000             440            1,100                              1,540
per share

Net loss for 2001                                                                    (10,794)        (10,794)
                               ----------- -- ------------ -- ------------- -- --------------- -- ------------
                               ----------- -- ------------ -- ------------- -- --------------- -- ------------

Balance, December 31, 2001                         11,869          24,671            (22,841)          13,699
                                1,186,857

Net loss for 2002                                                                                     (8,590)
                                                                               (8,590)
                               ----------- -- ------------ -- ------------- -- --------------- -- ------------
                               ----------- -- ------------ -- ------------- -- --------------- -- ------------

Balance, December 31, 2002      1,186,857  $               $                $                  $
                                                   11,869           24,671           (31,431)           5,109
                               =========== == ============ == ============= == =============== == ============





                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                            Statements of Operations
           For the Years Ended December 31, 2002 and 2001, and for the
               Period from Inception [September 14, 1999] through
                                December 31, 2002



                                                                                           From
                                                                                         Inception
                                                                                         [9/14/99]
                                                                                          through
                                                    2002               2001              12/31/02
                                                -------------     ----------------     --------------
                                                -------------     ----------------     --------------

Revenues                                     $             0  $               716  $           4,868

Cost of Sales                                              0                  300              1,375
                                                -------------     ----------------     --------------
                                                -------------     ----------------     --------------

  Gross Margin                                             0                  416              3,493



General and Administrative Expenses                    8,490               11,110            34,524
                                                -------------     ----------------     --------------
                                                --------------    -----------------    ---------------

Net Loss from Operations                              (8,490)             (10,694)          (31,031)




                                                -------------     ----------------     --------------
                                                --------------    -----------------    ---------------

      Net Loss Before Income Taxes                    (8,490)             (10,694)          (31,031)



Provision for Income Taxes - Notes A&C                  100                  100                400
                                                -------------     ----------------     --------------
                                                -------------     ----------------     --------------


Net Loss                                     $        (8,590)  $          (10,794)  $       (31,431)
                                                ==============    =================    ===============

Loss Per Share                               $         (.01)   $             (.01)  $         (0.03)
                                                ==============    =================    ===============


Weighted Average Shares Outstanding               1,186,857            1,186,857          1,140,821
                                                =============     ================     ==============

                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
             For the Years Ended December 31, 2002 and 2001, and for
                 the Period from Inception [September 14, 1999]
                            through December 31, 2002


                                                                                           For the
                                                                                           period
                                                                                            from
                                                                                          Inception
                                                                                          [11/3/99]
Cash Flows Provided by/(Used for) Operating Activities       2002           2001           through
------------------------------------------------------
                                                                                          12/31/02
                                                           ----------     ----------     ------------
                                                           -----------    -----------    -------------

Net Loss                                                $     (8,590)  $    (10,794)  $      (31,431)

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                                 823            932            2,998
    Increase in income taxes payable                               0              0              100
    Increase in amount due to shareholder                          0              0            5,000
    Increase (decrease) in accrued liabilities                  (580)           698              118
                                                           -----------    ----------     ------------
                                                           -----------    -----------    -------------

       Net Cash Used in Operating  Activities                 (8,347)        (9,164)         (23,215)
Cash Flows Provided by Investing Activities

    Purchase of equipment                                          0              0           (4,003)
                                                           ----------     ----------     -------------
                                                           ----------     ----------     -------------
              Net Cash Used in Investing Activities                0              0           (4,003)



Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0          1,540           31,540
                                                           ----------     ----------     ------------
                                                           ----------     ----------     ------------
              Net Cash Provided by Financing                       0          1,540           31,540
Activities

           Net Increase(decrease) in Cash                     (8,347)        (7,624)           4,322

Beginning Cash Balance                                        12,669         20,293                0
                                                           ----------     ----------     ------------
                                                           ----------     ----------     ------------

Ending Cash Balance                                     $      4,322  $      12,669  $         4,322
                                                           ==========     ==========     ============
                                                           ==========     ==========     ============

Supplemental Disclosure Information:

  Cash paid during the year for interest                $          0              0                0
  Cash paid during the year for income taxes                     150            100              350
  Issued stock for shareholder debt                                0              0            5,000

                           WASATCH WEB ADVISORS, INC.
                          Notes to Financial Statements
                                December 31, 2002

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

          The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

           Statement of Cash Flows

          Cash is comprised of cash on hand or on deposit in banks. The Company has $4,322 as of December 31, 2002.

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

NOTE A  Summary of Significant Accounting Policies [continued]
        ------------------------------------------

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

          Deferred tax assets                       Balance       Tax      Rate
          ------------------------------------   ----------- ----------- -------
          ------------------------------------   ----------- ----------- -------

   Federal Loss carryforward(expires through      $   31,431  $   4,715     15%
                2021)

  State Loss carryforward(expires through 2016)      31,031       1,552      5%

                   Valuation allowance                           (6,267)
                                                             ------------
                                                              -----------

                        Deferred tax asset                     $      0
                                                              ===========

          The allowance has increased $1,714 from $4,553 as of December 31, 2002. The amount shown on the balance sheet for income taxes payable represents the annual minimum franchise amount due to the State of Utah.

NOTE D  Liquidity

          The Company has accumulated losses since inception totaling $31,431, and had minimal operations since inception. Financing for the Company's activities to date has been primarily provided by issuance of stock and advances from a stockholder. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management is continuing to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.


NOTE E  Stockholder Loan/Related Party Transactions

          A stockholder advanced legal services to the Company in the amount of $1,500 and $3,500 during the years ended December 31, 2000 and 1999, respectively. In 2000 this loan was settled through issuance of stock to the shareholder (see Note B). The shareholder loan balance was $0, as of December 31, 2002.

NOTE F     Property & Equipment

          The major classes of assets as of the balance sheet date are as follows:

                                                  Accumulated
              Asset Class              Cost       Depreciation      Method/Life
     ----------------------------- ------------ ---------------- --------------
     ----------------------------- ------------ ---------------- --------------

     Computer Equipment                 $3,007           $2,002           SL/5
     Software                              996              996           SL/3
                                   ------------ ----------------
                                   ------------ ----------------

                            Total       $4,003           $2,998
                                   ============ ================

          Depreciation expense was $823 and $932 for the years ended December 31, 2002 and 2001, respectively.

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

Business Experience.
--------------------

     James P. Doolin, President and a director, is 26 years of age. Mr Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. Mr. Doolin also received his masters in Business Administration from the Graziadio School of Business Management at Pepperdine University in 2002. Mr. Doolin has been working as an investment consultant since 1998.

     Rick R. Anthony, Vice President and a director, is 30 years of age. Mr. Anthony graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of fine arts and a masters in public administration. Mr. Anthony worked as a public educator from 1996 through 2000. For the past two years Mr. Anthony has worked as a Assitant Vice Principal within public education.

     Alycia C. Anthony, Secretary and a director, is 28 years of age. Ms. Anthony graduated from the University of Utah, in Salt Lake City. She graduated with a bachelor of science, and masters in Economics. Ms. Anthony has been working in the public finance arena since 1996. For two years worked for the consulting firm of KPMG, Consulting, Inc. Ms. Anthony also worked for the Salt Lake Organizing Committee until the completion of the 2002 Winter Olympics in June 2002. Ms. Anthony currently works for the Utah Winter Sports Park as a general manager of the parks operations.

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

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

James P.
Doolin,      12/31/00   0     0     0      0     0     0   0
Director,    12/31/01   0     0     0      0     0     0   0
President    12/31/02   0     0     0      0     0     0   0

Rick R.
Anthony.

Director,    12/31/00   0     0     0      0     0     0   0
Vice         12/31/01   0     0     0      0     0     0   0
President    12/31/02   0     0     0      0     0     0   0

Alycia C.
Anthony,     12/31/00   0     0     0      0     0     0   0
Director,    12/31/01   0     0     0      0     0     0   0
Secretary    12/31/02   0     0     0      0     0     0   0


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2002, 2001 or 2000. The Company no longer expects to compensate Ms. Anthony for services until the Company has generated revenues sufficient to pay such compensation. The Company has not entered into any compensation arrangement with any of the Company's officers as of the date of this Report. However, the Company's current and/or future employees' compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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


Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None; not applicable

Item 14. Controls and Procedures
         -----------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WASATCH WEB ADVISORS, INC.



Date:3/30/2003                        /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       WASATCH WEB ADVISORS, INC.



Date:3/30/2003                        /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:3/30/2003                        /S/ALYCIA ANTHONY
                                       Alycia Anthony
                                       Secretary and Director

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, James Doolin, Chief Executive Officer of Wasatch Web Advisors, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-KSB of Wasatch Web Advisors, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:3/30/2003                                 /S/ James Doolin
                                               ---------------------------
                                               James Doolin
                                               Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, James Doolin, Chief Financial Officer of Wasatch Web Advisors, Inc., certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of Wasatch Web Advisors, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:3/30/2003                                 /S/  James Doolin
                                               ---------------------
                                               James Doolin
                                               Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBARNES OXLEY ACT OF 2002


     In connection with the Annual Report of Wasatch Web Advisors, Inc.(the "Registrant") on Form 10-KSB for the year ending November 30, 2002, as filed with the Securities and Exchange Commision on the date hereof(the "Annual Report"), I, James Doolin, Chief Executive Officer, and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Annual Report fully complies with the requirments of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Annual Report fairly represents, in all material respects, the financial condition and result of operations of the Registrant.


Dated:3/30/2003                                /S/  James Doolin
                                               ---------------------
                                               James Doolin
                                               Chief Executive Officer
                                               Chief Financial Officer