Form 10QSB
period 2003-03-31
WASATCH WEB ADVISORS INC
filed 2003-05-14
CIK 1103078

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

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

                                 March 31, 2003

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


                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                   As of March 31, 2003 and December 31, 2002

                                                                03/31/2003      12/31/2002
                                                                ----------      ----------
                                                                [Unaudited]
ASSETS

        Current Assets

               Cash                                              $  3,569       $  4,322
                                                                 --------       --------
        Total Current Assets                                     $  3,569       $  4,322

        Property and Equipment
               Property and Equipment                            $  4,003       $  4,003
               Less: Accumulated Depreciation                      (3,231)        (2,998)
        Total Property and Equipment                             $    772       $  1,005
                                                                 --------       --------
TOTAL ASSETS                                                     $  4,341       $  5,327
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accrued Liabilities                                $   118       $    118
               Payable to shareholder                                   0              0
               Income taxes payable -                                 100            100
                                                                  -------       --------
        Total Current Liabilities                                     218            218

TOTAL LIABILITIES                                                     218            218

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.01 par;
           1,186,857, shares issued and outstanding
                                                                   11,869         11,869
        Additional paid-in capital                                 24,671         24,671
        Deficit accumulated during development stage              (32,417)       (31,431)

TOTAL STOCKHOLDERS  EQUITY                                          4,123          5,109

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $   4,341          5,327



                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
                    For the Three Months Ended March 31, 2003 and 2002
            and for the period from inception through March 31, 2003
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [9/14/99]
                                                                                          through
                                                  Three Months       Three Months          3/31/03
                                                      Ended             Ended
                                                     3/31/03           3/31/02
                                                 ---------------   ---------------      -----------
                                                   [Unaudited]       [Unaudited]


Revenues                                        $              0  $              0      $     4,868
Cost of Sales                                   $              0  $              0      $     1,375
                                                 ---------------   ---------------      -----------
    Gross Margin                                               0                 0            3,493

General and Administrative Expenses                          986             2,699           35,510
                                                 ---------------   ---------------      -----------

Net Income/(Loss) from Operations                           (986)           (2,699)         (32,017)
                                                 ---------------   ---------------      -----------

Net Income/(Loss) Before Taxes                  $           (986)  $        (2,699)     $   (32,017)
                                                 ===============   ===============      ===========

Income/Franchise taxes                                         0                 0              400

Net Income/ (Loss)                                          (986)           (2,699)         (32,417)

Income/(Loss) Per Share                         $          (0.01)  $         (0.01)     $     (0.02)
                                                 ===============   ===============      ===========

Weighted Average Shares Outstanding                    1,186,857         1,186,857         1,145,936
                                                 ===============   ===============      ===========

                           WASATCH WEB ADVISORS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31, 2003 and 2002
            and for the period from inception through March 31, 2003
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [09/14/99]
                                                                                         through
                                                    Three Months       Three Months      3/31/03
                                                        Ended            Ended
                                                        3/31/03          3/31/02
                                                    -------------    --------------     ------------
                                                     [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------
  Net Loss                                         $         (986)   $       (2,699)     $   (32,417)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                              233               233            3,231
    Increase/(Decrease) in accounts payable                     0                 0                0
    Increase/(Decrease) in Taxes Payable                        0                 0              100
    Shares issued for forgiveness of debt                       0                 0            5,000
    Increase/(Decrease) in accrued liabilities                  0              (698)             118
                                                    -------------    --------------     ------------
      Net Cash Used For Operating Activities                 (753)           (3,164)         (23,968)
                                                    =============    ==============     ============

Cash Flows Provided by Investing Activities
----------------------------------------------------
   (Increase)/Decrease in Property, Plant &                     0                 0           (4,003)
Equipment                                           -------------    --------------     ------------
      Net Cash Used for Investing Activities                    0                 0           (4,003)
                                                    =============    ==============     ============

Cash Flows Provided by Financing Activities
---------------------------------------------------
   Issued stock for cash                                        0                 0           31,540
                                                    -------------    --------------      ------------
      Net Cash Provided by Financing Activities                 0                 0           31,540
                                                    =============    ==============     ============

      Net Increase/(Decrease) In Cash                        (753)           (3,164)           3,569

      Beginning Cash Balance                                4,322            12,669                0

      Ending Cash Balance                       $           3,569 $           9,505            3,569
                                                    -------------    --------------     ------------


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

     The Company's operations during the quarterly period ended March 31, 2003, resulted in no revenues and incurred expenses of $986, stemming from costs related to general and administrative expenses.

Liquidity

     At March 31, 2003, the Company had total current assets of $4,341 and total liabilities of $218.

Item 3.Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Wasatch Web Advisors, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 05/13/03              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

                                  CERTIFICATION

I, James Doolin, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Wasatch Web Advisors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  05/13/03                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WASATCH WEB ADVISORS, INC.





Date:05/13/03               /S/ JAMES DOOLIN
                            James Doolin, President and Director