Form 10QSB
period 2003-06-30
WASATCH WEB ADVISORS INC
filed 2003-07-30
CIK 1103078

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

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

                                  June 30, 2003

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


                           WASATCH WEB ADVISORS, INC.
                                  Balance Sheet
                       June 30, 2003 and December 31, 2002

                                                                06/30/2003      12/31/2002
                                                                ----------      ----------
                                                                [Unaudited]
ASSETS

        Current Assets

               Cash                                              $  2,481       $  4,322
                                                                 --------       --------
        Total Current Assets                                     $  2,481       $  4,322

        Property and Equipment
               Property and Equipment                            $  4,003       $  4,003
               Less: Accumulated Depreciation                      (3,464)        (2,998)
        Total Property and Equipment                             $    539       $  1,005
                                                                 --------       --------
TOTAL ASSETS                                                     $  3,020       $  5,327

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accrued Liabilities                                $   118       $    118
               Payable to shareholder                                   0              0
               Income taxes payable -                                 100            100
                                                                  -------       --------
        Total Current Liabilities                                     218            218

TOTAL LIABILITIES                                                     218            218

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.01 par;
           1,186,857  shares issued and outstanding                11,869         11,869
        Additional paid-in capital                                 24,671         24,671
        Deficit accumulated during development stage              (33,738)       (31,431)

TOTAL STOCKHOLDERS  EQUITY                                          2,802          5,109

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $   3,020          5,327





                           WASATCH WEB ADVISORS, INC.
                            Statements of Operations
             For the Three and Six Month Periods Ended June 30, 2003 and 2002


                                                                                                                    For the
                                                                                                                  Period from
                                                  For the               For the          For the        For the    Inception
                                               Three Months            Three Months     Six Months     Six Months  [09/14/99]
                                                   Ended                  Ended           Ended          Ended     through
                                                  6/30/03                6/30/02         6/30/03        06/30/02   06/30/03
                                               ---------------          ------------   ------------    ------------ -----------


Revenues                                     $              0           $          0   $          0    $          0 $     4,868
Cost of Sales                                               0                      0              0               0       1,375
                                               ---------------          -------------  ------------    ------------ -----------
  Gross Margin                                              0                      0              0               0       3,493

General and Administrative Expenses                     1,321                  1,952          2,307           4,651      36,831
                                               ---------------          -------------  ------------    ------------ -----------
Net Loss from Operations                               (1,321)                (1,952)        (2,307)         (4,651)    (33,338)

                                               ---------------          -------------  ------------    ------------ -----------
       Net Loss Before Income Taxes                    (1,321)                (1,952)        (2,307)         (4,651)    (33,338)

Provision for Income Taxes                                  0                      0              0               0         700
                                               ---------------          -------------  ------------    ------------ -----------
Net Loss                                     $         (1,321)          $     (1,952)  $     (2,307)         (4,651)    (33,738)
                                               ===============          =============  ============    ============ ===========

Loss Per Share                               $           (.01)          $       (.01)  $      (0.01)   $       (.01)$      (.01)
                                               ===============          =============  ============    ============ ===========

Weighted Average Shares Outstanding                 1,186,857              1,186,857      1,186,857       1,186,857   1,113,584
                                               ===============          =============  ============    ============ ===========






                           WASATCH WEB ADVISORS, INC.
                            Statements of Cash Flows
             For the Three and Six Month Periods Ended June 30, 2003 and 2002



                                                                                                                       For the
                                                                                                                      Period from
                                                             For the           For the       For the      For the     Inception
                                                           Three Month       Three Month    Six Month   Six Month    [09/14/99)
                                                         Period Ending     Period Ending  Period Ending Period Ending  through
                                                            06/30/01         06/30/01      06/30/00       06/30/00     06/30/01

Cash Flows Provided by/(Used for) Operating Activities
                                                            --------------     -------------  ----------  ----------   -----------


Net Loss                                                 $          (1,321)     $     (1,952)  $   (2,307) $   (4,651)      (33,738)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Increase in Depreciation                                           233               233          466         466         3,464
    Increase in income taxes payable                                     0                 0            0           0           100
    Increase/(Decrease) in amount due to shareholder                     0                 0            0           0             0
    Shares issued for forgiveness of debt                                0                 0            0           0         5,000
    Decrease/(Increase) in accrued liabilities                           0                 0            0        (698)          118
                                                             --------------      ------------  ----------  ----------   -----------
       Net Cash Provided by/(Used for) in Operating  Activities     (1,088)            (1,719)     (1,841)     (4,883)      (25,056)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0                 0            0           0        (4,003)
                                                             --------------      ------------  ----------  ----------   -----------
              Net Cash Used by Investing Activities                      0                 0            0           0        (4,003)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0                 0            0           0        31,540
                                                             --------------      ------------  ----------  ----------   -----------
              Net Cash Provided by Financing Activities                  0                 0            0           0        31,540

                Net Increase(decrease) in Cash                      (1,088)           (1,719)      (1,841)     (4,883)        2,481

Beginning Cash Balance                                               3,569             9,505        4,322      12,669             0
                                                             --------------      ------------  ----------  ----------   -----------

Ending Cash Balance                                      $           2,481       $     7,786   $    2,481  $     7,786   $    2,481
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

Results of Operation.

     For the quarterly period ended June 30, 2003, the company received no revenues and incurred expenses of $1,321, stemming from costs related to general and administrative expenses.

Liquidity

     At June 30, 2003, the Company had total assets of $3,020 and total liabilities of $218.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Wasatch Web Advisors, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 07/18/03              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

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


Date:  07/18/03                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WASATCH WEB ADVISORS, INC.





Date:07/18/03               /S/ JAMES DOOLIN
                            James Doolin, President and Director