Form 10QSB
period 2003-09-30
WASATCH WEB ADVISORS INC
filed 2003-11-12
CIK 1103078

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                     0-30657

                            Raser Technologies, Inc.
                 (Name of Small Business Issuer in its Charter)


                 UTAH                                     87-0638510
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                      5152 North Edgewood Drive, Suite 375
                                Provo, Utah 84604
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 765-1200


                           Wasatch Web Advisors, Inc.
                          4848 South Highland Dr. #140
                           Salt Lake City, Utah 84117
                                   -----------
          (Former Name or Former Address, if changed since last Report)


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

                               October 31, 2003

                                   42,457,286

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                            RASER TECHNOLOGIES, INC.
                                  Balance Sheet
                For the Period ending September 30, 2003 and the
                          Year Ended December 31, 2002

                                                                09/30/2003      12/31/2002
                                                                ----------      ----------
                                                                [Unaudited]
ASSETS

        Current Assets

               Cash                                              $      0       $  4,322
                                                                 --------       --------
        Total Current Assets                                     $      0       $  4,322

        Property and Equipment
               Property and Equipment                            $  4,003       $  4,003
               Less: Accumulated Depreciation                      (3,697)        (2,998)
        Total Property and Equipment                             $    306       $  1,005
                                                                 --------       --------
TOTAL ASSETS                                                     $    306       $  5,327

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
               Accrued Liabilities                                $   118       $    118
               Payable to shareholder                                   0              0
               Income taxes payable -                                 100            100
                                                                  -------       --------
        Total Current Liabilities                                     218            218

TOTAL LIABILITIES                                                     218            218

STOCKHOLDERS' EQUITY

        Capital stock - 50,000,000 shares authorized at $0.01 par;
           1,186,857 and 1,186,857, respectively, shares issued and
           outstanding                                             11,869         11,869
        Additional paid-in capital                                 24,671         24,671
        Deficit accumulated during development stage              (36,452)       (31,431)

TOTAL STOCKHOLDERS  EQUITY                                             88          5,109

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $     306          5,327





                            RASER TECHNOLOGIES, INC.
                            Statements of Operations
     For the Three and Nine Month Periods Ended September 30, 2003 and 2002
    and for the period from inception [09/14/99] through September 30, 2003


                                                                                                                       For the
                                                                                                                     Period from
                                                  For the                For the          For the        For the     Inception
                                               Three Months             Nine Months     Three Months     Nine Months  [09/14/99]
                                                   Ended                  Ended           Ended          Ended       through
                                                  9/30/03                9/30/03         9/30/02        09/30/02     09/30/03
                                               ---------------          ------------   ------------    ------------ -----------


Revenues                                     $              0           $          0   $          0    $          0 $     4,868
Cost of Sales                                               0                      0              0               0       1,375
                                               ---------------          -------------  ------------    ------------ -----------
  Gross Margin                                              0                      0              0               0       3,493

General and Administrative Expenses                     2,714                  5,021          1,993           6,644      39,545
                                               ---------------          -------------  ------------    ------------ -----------
Net Loss from Operations                               (2,714)                (5,021)        (1,993)         (6,644)    (36,052)

                                               ---------------          -------------  ------------    ------------ -----------
       Net Loss Before Income Taxes                    (2,714)                (5,021)        (1,993)         (6,644)    (36,052)

Provision for Income Taxes                                  0                      0              0               0         400
                                               ---------------          -------------  ------------    ------------ -----------
Net Loss                                     $         (2,714)          $     (5,021)  $     (1,993)         (6,644)    (36,452)
                                               ===============          =============  ============    ============ ===========

Loss Per Share                               $           (.01)          $       (.01)  $      (0.01)   $       (.01)$      (.03)
                                               ===============          =============  ============    ============ ===========

Weighted Average Shares Outstanding                 1,186,857              1,186,857      1,186,857       1,186,857   1,137,932
                                               ===============          =============  ============    ============ ===========






                            RASER TECHNOLOGIES, INC.
                            Statements of Cash Flows
     For the Three and Nine Month Periods Ended September 30, 2003 and 2002
    and for the period from inception [09/14/99] through September 30, 2003


                                                                                                                        For the
                                                                                                                       Period from
                                                              For the           For the       For the      For the     Inception
                                                            Three Month       Nine Month    Three Month   Nine Month    [09/14/99)
                                                           Period Ending     Period Ending Period Ending Period Ending  through
                                                             09/30/03         09/30/03      09/30/02       09/30/02     09/30/03

Cash Flows Provided by/(Used for) Operating Activities
                                                            --------------     -------------  ----------  ----------   -----------


Net Loss                                                 $          (2,714)     $     (5,021)  $   (1,993) $   (6,644)      (36,452)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Increase in Depreciation                                           233               699          233         699         3,697
    Increase in income taxes payable                                     0                 0            0           0           100
    Increase/(Decrease) in amount due to shareholder                     0                 0            0           0             0
    Shares issued for forgiveness of debt                                0                 0            0           0         5,000
    Decrease/(Increase) in accrued liabilities                           0                 0            0        (698)          118
                                                             --------------      ------------  ----------  ----------   -----------
       Net Cash Provided by/(Used for) in Operating  Activities     (2,481)           (4,322)      (1,760)     (6,643)      (27,537)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0                 0            0           0        (4,003)
                                                             --------------      ------------  ----------  ----------   -----------
              Net Cash Used by Investing Activities                      0                 0            0           0        (4,003)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0                 0            0           0        31,540
                                                             --------------      ------------  ----------  ----------   -----------
              Net Cash Provided by Financing Activities                  0                 0            0           0        31,540

                Net Increase(decrease) in Cash                      (2,481)           (4,322)      (1,760)     (6,643)            0

Beginning Cash Balance                                               2,481             4,322        7,786      12,669             0
                                                             --------------      ------------  ----------  ----------   -----------

Ending Cash Balance                                      $               0       $         0   $    6,026  $    6,026   $         0
                                                             ==============      ============  ==========  ==========   ===========


                           Raser Technologies, Inc.
                   Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of Raser Technologies, Inc., Inc. have been prepared in accordance with generally accepted accounting principles and the rule of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim are not necessarily indicative of the results to be expected for the full year.

NOTE 2- SUBSEQUENT EVENTS

          Effective as of October 14, 2003, the Company then known as, Wasatch Web Advisors, Inc.; Raser Technologies, Inc., a Utah corporation ("Raser"), and the common stockholders and preferred stockholders of Raser (the "Raser Common Stockholders" and the "Raser Preferred Stockholders," and collectively, the "Raser Stockholders"), executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby the Company acquired (i) 100% of the issued and outstanding shares of common stock of Raser in exchange for 42,457,286 post-split shares of the Company's common stock, or approximately 95% of its post-Reorganization Agreement outstanding common stock; and
          (ii) 100% of the issued and outstanding preferred stock of Raser in exchange for 300,000 shares of the Company's preferred stock (the "Reorganization").

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The  Company has  created  relationships  with  several  clients  through a all-in-one website service contract. Furthermore, the Company plans on increasing its client base through advertisement and by broadening the services in which it currently provides.

     The Company's generated no revenue from operations during the quarterly period ended September 30, 2003, and incurred expenses of $2,714, stemming from costs related to sales, and also, general and administrative expenses.

     Effective as of October 14, 2003, the Company then known as, Wasatch Web Advisors, Inc.; Raser Technologies, Inc., a Utah corporation ("Raser"), and the common stockholders and preferred stockholders of Raser (the "Raser Common Stockholders" and the "Raser Preferred Stockholders," and collectively, the "Raser Stockholders"), executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby the Company acquired (i) 100% of the issued and outstanding shares of common stock of Raser in exchange for 42,457,286 post-split shares of the Company's common stock, or approximately 95% of its post-Reorganization Agreement outstanding common stock; and (ii) 100% of the issued and outstanding preferred stock of Raser in exchange for 300,000 shares of the Company's preferred stock (the "Reorganization"). For further information, refer to the Current Report on Form 8-K, as filed October 14, 2003.

Liquidity

     At September 30, 2003, the Company had total assets of $306 and total liabilities of $218.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

     On September 17, 2003, the Board of Directors, acting pursuant to Section 16-10a-821 of the Utah Revised Business Corproration Act, did unanimously consent to effect a forward split of the Company's outstanding common stock on a basis of two for one, while retaining the current par value of $0.01, with appropriate adjustments to the capital accounts of the Company, such forward split to be effective as of the opening of business on September 19, 2003, with all fractional shares to be rounded up to the nearest whole share, and such forward split to be accomplished by a mandator exchange of certificates.

     On July 29, 2003, the Board of Directors and Majority Stockholders of the Company voted in favor to increase the Company's authorized shares. The aggregate number of shares which the Company shall have authority to issue is 55,000,000 shares, divided into two classes, 50,000,000 shares of common stock of a par value of one cent ($0.01) per share and 5,000,000 shares of preferred stock of a par value of one cent ($0.01) per share, with the preferred stock having such rights and preferences as the Board of Directors shall determine. Fully paid stock of this corporation shall not be liable to any further call or assessment. For further information see the Definitive Information Statement, as filed August 25, 2003.

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

     On July 29, 2003, the Board of Directors and Majority Stockholders of the Company voted in favor to increase the Company's authorized shares. The aggregate number of shares which the Company shall have authority to issue is 55,000,000 shares, divided into two classes, 50,000,000 shares of common stock of a par value of one cent ($0.01) per share and 5,000,000 shares of preferred stock of a par value of one cent ($0.01) per share, with the preferred stock having such rights and preferences as the Board of Directors shall determine. Fully paid stock of this corporation shall not be liable to any further call or assessment. For further information see the Definitive Information Statement, as filed August 25, 2003.

Item 5.Other Information.

     See the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation," above, Part I, Item 2.

Item 6.Exhibits and Reports on Form 8-K.

     Refer to the Current  Report filed on Form 8-K, as filed  October 14, 2003.

     Refer to the Definitive Infomration Statement, as filied August 25, 2003.

(b)Reports on Form 8-K.

     Refer to the Current  Report filed on Form 8-K, as filed  October 14, 2003.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Raser Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James P. Doolin Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 10/14/03               /S/ JAMES P. DOOLIN
                            James P. Doolin, Chief Executive Officer and
                            Chief Financial Officer

                                  CERTIFICATION

I, James P. Doolin, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Raser Technologies, Inc.;

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


Date:10/14/03                   /S/ JAMES P. DOOLIN
                                --------------------------------------------
                                James P.Doolin, Chief Executive Officer and
                                 Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Raser Technologies, Inc.





Date:10/14/03               /S/ JAMES P. DOOLIN
                            ---------------------------------------
                            James P. Doolin, President and Director