Form 10KSB
period 2003-12-31
RASER TECHNOLOGIES INC
filed 2004-03-30
CIK 1103078

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  0-30657
                                             -------

                            RASER TECHNOLOGIES, INC.
                            ------------------------
              (Name of Small Business Issuer in its Charter)

          UTAH                                         87-0638510
          ----                                         ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                      5152 North Edgewood Drive, Suite 375
                               Provo, Utah 84604
                               -----------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 765-1200


Securities Registered under Section 12(b) of the Exchange Act:   None.
Name of Each Exchange on Which Registered:                       None.
Securities Registered under Section 12(g) of the Exchange Act:   $0.01 par
                                                                 value common
                                                                 stock.

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:   December 31,
2003 - $0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     March 23, 2004 - $104,318. There are approximately 10,431,800 shares of common voting stock of the Company held by non-affiliates. There is no "established trading market" for the Company's securities, so these shares have been arbitrarily valued at par value of $0.01 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                             March 23, 2004

                               46,706,000

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business.
---------

     Raser Technologies, Inc., a Utah corporation ("Raser") was organized under the laws of the State of Utah on July 18, 2003, as a successor to Raser Technologies, LLC, a Utah limited liability company. Effective July 22, 2003, Raser and Raser Technologies, LLC, executed an Agreement and Plan of Merger by which Raser Technologies, LLC was merged with and into Raser, with Raser being the surviving entity (the "Plan"). Under the Plan, each one percent ownership interest in Raser Technologies, LLC, was converted into 360,000 shares of common stock of Raser. As a result, following the completion of the Plan, there were 36,000,000 shares of Raser common stock issued and outstanding.

     Under the Plan, Raser succeeded to all rights, contracts, assets and liabilities of Raser Technologies, LLC, including Raser Technologies, LLC's U.S. patent application with respect to its Symetron (TM) resonant motor system technology. For the purposes of this Annual Report, all references to "Raser" shall include Raser Technologies, LLC, as applicable.

     On August 7, 2003, Board of Directors of Wasatch Web Advisers, Inc., a Utah corporation (the "Company"), and the holders of a majority of its issued and outstanding common stock voted to amend the Company's Articles of
Incorporation: (i) to increase its authorized shares to 50,000,000 shares of one cent ($0.01) par value common stock and 5,000,000 shares of one cent ($0.01) par value preferred stock, with the rights, privileges and preferences of the preferred stock to be set by the Board of Directors; and (ii) to authorize the Board of Directors to change the Company's name, without stockholder approval, to a name that reflects the industry or business in which the Company's operations are conducted. The Company filed a definitive information statement with the Securities and Exchange Commission on August 25, 2003, and Articles of Amendment with respect to these changes were filed with the Utah Division of Corporations on September 8, 2003. See Part III,
Item 13 of this Report.

     On September 17, 2003, the Company's Board of Directors unanimously resolved to effect a forward split of its issued and outstanding common stock in the ratio of two for one, retaining the authorized shares at 50,000,000, with appropriate adjustments to the stated capital and additional paid in capital accounts of the Company, with all fractional shares to be rounded up to the nearest whole share, and with the forward split to be subject to a mandatory exchange of certificates. The split did not require stockholder approval, and it was effective as of September 19, 2003.

     Effective as of October 14, 2003, the Company, Raser, and the common stockholders and preferred stockholders of Raser (the "Raser Common Stockholders" and the "Raser Preferred Stockholders," and collectively, the "Raser Stockholders"), executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby the Company agreed to acquire (i) 100% of the issued and outstanding shares of common stock of Raser in exchange for 42,457,286 post-split shares of the Company's common stock, or approximately 95% of its post-Reorganization Agreement outstanding common stock; and (ii) 100% of the issued and outstanding preferred stock of Raser in exchange for 300,000 shares of the Company's preferred stock (the "Reorganization").

     Immediately after the closing, 44,756,000 post-Reorganization shares of the Company's common stock were outstanding, along with 300,000 shares of its preferred stock. Effective as of October 14, 2003, Raser changed its name to "Raser Technologies Operating Company, Inc." and the Company changed its name to "Raser Technologies, Inc." As a result of the Reorganization, Raser became a wholly-owned subsidiary of the Company and the Company's business operations became those of Raser.

     Raser is a research and development company focused on developing advanced motor technology for broad applications, including the growing electric hybrid vehicle market. It has developed several innovations in electric motors and controllers that increase torque and power, allowing reduced manufacturing costs and providing enhanced performance.

     We are not planning to compete with manufacturers by building our own motor and controller systems or by trying to create new distribution channels. Rather, we plan to license our technology to motor manufacturers, automobile makers, the military, government, aerospace original equipment manufacturers ("OEM's") and other systems integrators. In addition to charging a license fee for disclosure and use of its technology, Raser anticipates receiving royalty payments for each device produced using its technology. It may also determine to arrange for contract manufacturing of its products for specific market segments.

     Raser calls its motor technology "Symetron" (TM) and labels motors enhanced by the technology as "Symetron Enhanced" (TM) motors.

     Symetron (TM) Motor Technology.
     -------------------------------

     Although the internal combustion engine dominates our highways today, it is the electric motor that dominates our industries. AC induction motors and other types of electric motors drive virtually all motorized operations in industry, from air conditioning to hydraulic pumps, to practically all forms of manufacturing including printing presses, construction, and transportation. Just about every industry and manufacturing process uses electric motors.

     Raser has discovered several major innovations in these motors/controllers that provides greater efficiency at high power, while reducing manufacturing costs and providing enhanced performance.

     Management believes that these innovations have four major benefits:

     * For a comparable power output, Symetron (TM) enhanced motors and controllers can be smaller in size and lighter in weight than the current motors and controllers; this can mean a higher power density.

     * The performance characteristics of Symetron (TM) technology make it a good candidate for hybrid electric vehicle applications where high torque is needed for vehicle launch assist.

     * Due to less expensive components and simplicity of design, for a comparable power output, the estimated production costs for a Symetron (TM) enhanced motor and controller are anticipated to be less than those of current motors and controllers.

     * Use of Symetron (TM) motor technology may result in energy savings in some applications due to its greater efficiencies at full load in intermittent torque applications.

     Raser management believes its technology has several significant applications for motors and generators in automotive, military/aerospace, and industry.

     Automotive. Whether a vehicle is battery-electric, gasoline hybrid, or uses hydrogen fuel cells, it still must rely on an electric motor to deliver power to the wheels. Raser's Symetron (TM) technology offers several key performance features such as high torque and high power density from a small, light weight motor.

     In addition to cars and trucks, another potential market for the Symetron (TM) motor technology may be government and private vehicle fleets. In accordance with the Energy Policy Act and the Alternative Fuel Vehicle Acceleration Act, federal and state fleets are mandated to make conversions to alternative fuel vehicles. Because the new Symetron (TM) drive system technology delivers more power in a smaller lighter frame, we believe that it offers a viable solution for buses and fleet vehicles.

     Military/Aerospace. The high torque attributes of the Symetron (TM) advanced motor technology has the potential to provide unique operational advantages to a wide array of military and aerospace applications. These applications include mobile power generation, and numerous applications in tanks, ships, aircraft, weapons and applications where a smaller, lighter, more powerful motor or generator is needed.

     Industry.  Raser is currently investigating the application of Symetron
(TM) technology to industrial motors where high power and good efficiency are important. Early theoretical modeling shows that Symetron advanced motor technology may have significant promise in delivering improvements in many industrial motor applications. These performance gains may translate into appreciable savings in reduced operating costs for industry.

     Distribution Methods.
     ---------------------

     We are not planning to compete with manufacturers by building our own motor/controller systems and distribution channels. Instead, we plan to market and sell licenses for the use of our technology to the manufacturers in the market. Accompanying the license will be royalty payments. In the future, Raser may also determine to have its products manufactured by contract manufacturers for specific market segments. However, we have not yet established any licensing or manufacturing arrangements, and we can provide no assurance that we will be successful in this regard.

     Status of Publicly Announced New Products.
     ------------------------------------------

     Raser is engaged in an ongoing process of developing and demonstrating new applications for its core technology innovations. These include the periodic introduction of new motor technology, application of its technology to manufacturers' test motors, testing and performance evaluations of these motors and participation in design and engineering of OEM projects.

     Raser has demonstrated and validated several applications of its technology in dynamometer testing at independent motor labs.

     Axial Motors - To demonstrate its technology, Raser first enhanced a standard industrial NEMA 184T motor. The 184 NEMA frame motor represents a very common and versatile motor size. In independent testing, this motor's performance was improved with three times the rated torque and horsepower, increasing the horsepower from five hp to 15 hp at the same rpm while maintaining acceptable efficiency.

     Electric Hybrid Snowmobile - To help find a solution to the controversy over two-stroke combustion engine powered snowmobiles in Yellowstone National Park, Raser converted a conventional snowmobile to a hybrid electric snowmobile powered by a Symetron Enhanced (TM) electric motor. We are currently in discussions with U.S. National Parks and the Yellowstone Clean Cities chapter regarding funding for the testing of clean, quiet snowmobiles for use in the Park.

     Electric Utility Truck - In a test demonstration application of a Symetron (TM) technology, Raser replaced the factory electric motor in a utility truck and improved the performance with a three-times improvement in torque and horsepower.

     Pancake Motors. Many applications, including hybrid vehicles, sometimes require flat or integrated style motors. Raser began research and development on a pancake series of motors designed to produce the high torque needed by hybrid vehicles without using expensive permanent magnet materials. This type of motor also has possible application in new hybrid vehicles that require integrated starter/generators.

     In addition to these test demonstrations, we will continue to announce results from test programs when appropriate and to join with manufacturers to install and test the Symetron (TM) technology.

     Competitive Business Conditions.
     --------------------------------

     The electric motor manufacturing industry has remained largely unchanged for nearly 100 years. Manufacturers have continued to rely on old technologies. There have been several engineering improvements developed in an effort to achieve greater efficiency from these motors. When auto makers and system integrators began applying electric motors to vehicles, they found that the standard industrial electric motors available at the time lacked sufficient power. Stimulated by this movement toward electric vehicles, several small companies have moved to enhance their performance.

     There are a small number of companies focused on providing high performance electric motors for electric vehicles. A few of these companies have developed high power electric motors with improved torque and efficiency. Most of these companies focus on producing their own motors, which are built in modest quantities for custom development or narrow applications. However, manufacturing costs have remained high, with limited improvements in performance. Raser believes that its advancement in electric motor theory can result in significant improvements in performance and economy.

     Sources and Availability of Raw Materials.
     ------------------------------------------

     Because Raser is not a manufacturer, it does not deal directly with raw material suppliers or manufacturing processes. However, due to the nature of the Symetron (TM) technology, improvements in performance are due primarily to design innovations that use conventional materials and can be manufactured using current machinery and processes.

     Dependence on One or a Few Major Customers.
     -------------------------------------------

     Raser's strategy is to offer broad, non-exclusive licenses of its technology to numerous customers serving many markets. Due to the nature of this strategy, it does not rely on and does not foresee reliance on a limited number of major customers. In contrast, it anticipates a relatively large, diverse number of customers such as motor manufacturers around the world, domestic and foreign auto makers, military, government, aerospace and system engineering firms. In the automobile industry, for example, the decision by one auto maker to license and apply our technology into its vehicle drive systems may actually encourage an environment of competitive incentive for other manufacturers to "keep up" by also licensing the technology to provide their customers with comparable performance and pricing.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
------------------------------

     Raser filed a nonprovisional patent application for its resonant motor system on October 18, 2002. It filed a provisional application for its electromagnetic motor on October 3, 2003. However, there can be no assurance that we will be able to obtain patents on these technologies. Raser has applied for trademarks on the names "Raser" and "Symetron."

     Need for Governmental Approval of Principal Products or Services.
     -----------------------------------------------------------------

     Because Raser does not engage directly in manufacturing, it does not need to seek direct governmental approval. However, there are certain well-established operational and safety standards for electric motors that manufacturers must abide by. Raser does not presently foresee anything in its technology and designs that would require unusual or additional testing or regulation beyond that which is currently customary.

     Effect of Existing or Probable Governmental Regulations on the Business.
     ------------------------------------------------------------------------

     Because Raser is not a manufacturer, government regulations regarding manufacturing do not directly apply.

     Reporting Requirements.
     -----------------------

     As an issuer whose securities are registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), we are required to file periodic reports with the Securities and Exchange Commission (the "Commission"). In addition, the National Association of Securities Dealers, Inc. (the "NASD"), requires that all issuers maintaining quotations of their securities on the OTC Bulletin Board file periodic reports under the Exchange Act.

     The public may read and copy any materials that we file with the Commission at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330 or 1-202-942-8090. The Commission maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

     Small Business Issuer.
     ----------------------

     The Commission's integrated disclosure system for small business issuers, which was adopted in Release No. 34-30968 and became effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer."

     Sarbanes-Oxley Act.
     -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

     Research and Development.
     -------------------------

     We do not expect that any of our research and development costs will be borne directly by customers. In 2003, Raser spent $406,148 on research and development activities. From the inception of Raser Technologies, LLC on October 28, 2002, to December 31, 2002, that entity spent $232,563 on research and development.

     Currently, several new applications of Symetron (TM) technology are in research and development stages. Early theoretical modeling and testing indicate that even greater performance improvements may be attainable through new proprietary motor designs yet to be patented. These new designs include high torque, high efficiency multi-pole motors that do not rely on permanent magnet material.

     Costs and Effects of Compliance with Environmental Laws.
     --------------------------------------------------------

     Because our business plan does not call for us to manufacture our Symetron motors, but to license the technology to the manufacturers, we do not believe that we will be subject to environmental laws.

     Total Number of Employees and Number of Full-Time Employees.
     ------------------------------------------------------------
     We currently have 12 full-time employees and one part-time employee.

Risk Factors.
-------------

     Our present and intended business operations are highly speculative and involve substantial risks. Only investors who can bear the risk of losing their entire investment should consider buying our shares. Among the risk factors that you should consider are the following:

                  We Face Risks Related to Our Business
                  -------------------------------------

     We have limited assets and no current source of revenue.
     --------------------------------------------------------

     Raser is a development stage company that has not yet commenced its principal operations. Our Company has limited assets and has had limited material operations since inception. We can provide no assurance that our current and proposed business will produce any material revenues or that we will ever operate on a profitable basis.

     The Symetron (TM) motor is an unproven concept in industrial and automobile applications.
------------------------

     The Symetron (TM) motor, controller and charging system is a new and novel technology. Therefore, there is significant engineering and manufacturing risk associated with Raser's motor industrial applications.

     The long-term durability of our technology is unproven.
     -------------------------------------------------------

     Because the Symetron (TM) motor, controller and charging system is a new and novel technology, it has not yet been durability tested for long term applications. We can provide no assurance that the technology will prove to be suitable for the applications for which it is intended.

     We face a higher risk of failure because our Symetron (TM) motor business is in its infancy.
------------------

      We face the difficulties frequently encountered by companies in the early stage of development in new and evolving markets. These potential difficulties include the following:

     * substantial delays and expenses related to testing and developing of our new products;

     *     competition from larger and more established companies;

     *     delays in reaching our marketing goals;

     * difficulty in recruiting qualified employees for management and other positions;

     *     our lack of sufficient customers, revenues and cash flow; and
     *     our limited financial resources.

     We may continue to face these and other difficulties in the future. Some of these problems may be beyond our control. If we are unable to successfully address them, our business will suffer.

     If we can not show that our Symetron (TM) motor technology is commercially viable, our business may fail.
-------------------------------------------

     Raser, in assessing its future potential, places great importance on the successful development of Symetron (TM) motor technology. This technology is still in its very early stages. Competitors with far greater financial resources than we have may create and market competing products. If management's expectations for our product do not materialize for any reason, our overall expectations will be seriously compromised.

     If we can not compete successfully, we may have to go out of business.
     ----------------------------------------------------------------------

     The market for electric motors and motor controllers is highly competitive. In addition, competitors may be developing new improvements in electric motor technologies that we may not be aware of. Virtually all of our current and potential competitors have much greater financial, technical, marketing, distribution and other resources. They also have greater name recognition and market presence and longer operating histories than we have. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. Our ability to compete successfully in our market will depend upon certain factors, many of which are beyond our control and that may affect our ability to compete successfully. Our competitors may also be acquired by, receive investments from or enter into other commercial relationships with larger, better-established and better-financed companies. We may be unable to compete successfully against current and potential competitors, and the competitive pressures we face could cause our business to fail.

     Raser has not yet obtained patents on its technology.
     -----------------------------------------------------

     Raser has applied for patent protection on its Symetron (TM) motor, controller and charging system. However, no domestic or international patents have been issued with respect thereto. Until such patents have been obtained, we will not be able to protect our technology from use by competitors.

     Our business would be seriously impaired if our rights in our technology were compromised in any way.
----------------------------

     We can provide no assurance that we will be able to obtain domestic or international patents on our technology. If and when we obtain such patents, these proprietary rights may not be sufficient to protect us from those who would try to capitalize on our success through imitation. In addition, the legal defense of our proprietary rights may be very expensive and may impair our ability to operate profitably.

     Any unintentional infringement on the proprietary rights of others could be expensive and could cut our revenues.
----------------------------------------

     Many companies in our industry bring lawsuits alleging violation of intellectual property rights. In addition, a large number of patents have been awarded in the area of electric motor technology. Although we do not believe that Raser is infringing any patent rights, patent holders may claim that it is doing so. Any such claim would likely be time-consuming and expensive to defend, particularly if Raser is unsuccessful, and could prevent us from selling products. Raser may also be forced to enter into costly and burdensome royalty and licensing agreements.

     Raser's auditor's report contains a "going concern" qualification.
     ------------------------------------------------------------------

     The independent auditor's report on Raser's audited financial statements for the calendar year ended December 31, 2003, contains a statement that Raser's lack of revenue generating activities and its losses raise substantial doubt about its ability to continue as a going concern. See the caption "Financial Statements," Part II, Item 7 of this Report.

     Our officers have no long-term experience with electrical motor sales.
     ----------------------------------------------------------------------

     Our management, although experienced with technology development and technology sales, has no specific experience in the sale of electrical motors in either industrial or automotive applications. This lack of experience may make it more difficult to establish the contacts and relationships necessary to successfully market our product.

     If we do not respond effectively to technological change, our products could become obsolete.
----------------------

     The development of our products and other technology entails significant technical and business risks. To remain competitive, we must continue to improve our products' responsiveness, functionality and features. Technology industries are characterized by:

     *     rapid technological change;

     *     changes in user and customer requirements and preferences;

     * frequent new product and services introductions embodying new technologies; and

     *     the emergence of new industry standards and practices.

     Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not use new technologies effectively or adapt our technology and systems to user requirements or emerging industry standards in a timely way. In order to stay technologically competitive, we may have to spend large amounts of money and time. If we do not adapt to changing market conditions or user requirements in a timely way, our business, financial condition and results of operations could be seriously harmed.

     We could incur significant expenses if our technologies and products contain defects.
----------------

      Products such as Raser's are subject to product liability lawsuits for any defects that they may contain. We could inadvertently release products and technologies that contain defects and users who are not satisfied with our products could bring claims against us for substantial damages. These claims could cause us to incur significant legal expenses and, if successful, could result in the claimants being awarded significant damages.

     Our growth and operating results could be impaired if we are unable to meet our future capital requirements.
-------------------------------------

     We currently require substantial additional capital to allow us to fund our operations for the next 12 months and over the long term. We can not be certain that the necessary funds will be available on satisfactory terms when needed, or if at all. Our future capital needs depend on many factors, including:

     *     the timing of our development efforts;

     *     market acceptance of our products;

     * the level of promotion and advertising required to launch our services; and

     *     changes in technology.

     The various elements of our business and growth strategies, including research and development of our motor technology and related products, our introduction of new products and our investments in infrastructure, will require money. If we are unable to raise the necessary money now or in the future, we may have to significantly curtail our operations. Also, raising additional equity capital may substantially dilute the value of present stockholders' holdings in our company.

     If we lose our key personnel or are unable to hire additional personnel, we will have trouble growing our business.
------------------------------------------

     We depend to a large extent on the abilities of our key management and technical personnel, in particular our Chief Executive Officer, Kraig T. Higginson and our Chief Scientist, Jack Kerlin. The loss of any key employee or our inability to attract or retain other qualified employees could seriously impair our results of operations and financial condition.

     Our future success depends on our ability to attract, retain and motivate highly skilled technical, marketing, management, accounting and administrative personnel. We plan to hire additional personnel in all areas of our business. Competition for qualified personnel is intense. As a result, we may be unable to attract, assimilate or retain qualified personnel. We may also be unable to retain the employees that we currently employ or to attract additional technical personnel. The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

   There Are Substantial Risks Related to Our Common Stock and Management's
                 Percentage of Ownership of Our Common Stock
                 -------------------------------------------

     Stockholders may not be able to sell their shares at a profit.
     --------------------------------------------------------------

     The public market for our common stock is very limited. As with the market for many other companies in new and emerging industries, any market price for our shares is likely to be very volatile. In addition, the other risk factors outlined herein may significantly affect our stock price. This limited and volatile market may make it more difficult for stockholders to resell shares when they want at prices they find attractive.

     In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying companies. These broad market factors may reduce our stock price, regardless of our operating performance.

Because our common stock is "penny stock," you may have greater difficulty selling your shares.
--------------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. In addition, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. Compliance with these requirements may make it harder for our selling stockholders and other stockholders to resell their shares.

     The sale of already outstanding shares of our common stock could hurt our common stock market price.
--------------------------

     The number of our shares available for resale in the public market may exceed the number of shares that purchasers wish to buy. This imbalance may place downward pressure on our stock price.

     Approximately 2,118,714 shares of our common stock are presently publicly traded, and most of the other Company shares that were outstanding immediately before the closing of the Reorganization Agreement are eligible for resale under Rule 144 or Rule 144(k) of the Securities and Exchange Commission. In addition, the shares of our common stock that were issued pursuant to our acquisition of Raser will satisfy the one year holding period for limited resales under Rule 144 in October, 2004. This substantial increase in the number of shares that may be available for public trading may dramatically reduce the price of our common stock on the basis of supply and demand alone.

     Stockholders who are neither officers nor directors will have little ability to influence the direction of Raser's business.
-------------------------------------------------------
     Our directors and executive officers collectively own approximately 51% of our common stock. By virtue of their ownership and positions within the Company, they are able to determine the outcome of all matters requiring stockholder approval, including the election of directors and the approval of significant corporate actions such as:

     * to amend or prevent amendment of our articles of incorporation or bylaws; and

     * to effect or prevent a merger, sale of assets or other corporate transaction.

     In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over the price they paid for our stock.

Item 2.  Description of Property.
         ------------------------

     We currently lease approximately 5300 square feet of office space located at 5152 North Edgewood Drive, Suite 375, Provo, Utah. We pay monthly rent of approximately $7,000. We also lease a 3200 square foot testing facility in Orem, Utah for approximately $1,100 per month. Both of these leases expire in September, 2005.

Item 3.  Legal Proceedings.
         ------------------

     Raser is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated against Raser by any federal, state or local governmental agency.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
     No matter was submitted to a vote of our security holders during the fourth quarter of 2003.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.
--------

Market Information.
-------------------

     There is no "established trading market" for our shares of common stock. Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "RSTG"; however, management does not expect any established trading market to develop unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market. These persons will have satisfied the one-year holding period requirement of Rule 144 on or about October 14, 2004. See the caption "Sales of Unregistered Securities During the Past Three Years," of this Annual Report.

     Set forth below are the high and low closing bid prices for our common stock for each quarter of 2003. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

January 2, 2002 through
March 31, 2002                  $0.06             $0.06

April 1, 2002 through
June 30, 2002                   $0.06             $0.06

July 1, 2002 through
September 30, 2002              $0.06             $0.06

October 1, 2002 though
December 31, 2002               $0.06             $0.03

January 2, 2003 through
March 31, 2003                  $0.04             $0.03

April 1, 2003 through
June 30, 2003                   $0.05             $0.04

July 1, 2003 through
September 19, 2003              $0.05             $0.05

September 22, 2003 through
September 30, 2003**            $0.05             $0.05
October 1, 2003 through
December 31, 2003               $3.25             $0.05

** 2 for 1 split

Holders
-------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 117. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------

               (a)                      (b)                      (c)

Equity         -0-                       -0-                     -0-
compen-
sation
plans
approved
by
security
holders

Equity         -0-                       -0-                   1,750,000
compen-
sation
plans not
approved
by
security
holders

Total          -0-                       -0-                   1,750,000


Sales of Unregistered Securities During the Past Three Years.
------------------------------------------------------------

     In January, 2001, the Company issued 44,000 "unregistered" and "restricted" shares of its common stock to 13 individuals for cash totaling $1,540.

     On October 14, 2003, we issued 42,457,286 "unregistered" and "restricted" shares of common stock to the Raser Common Stockholders and 300,000 shares of preferred stock to the Raser Preferred Stockholders in connection with the Reorganization.

     On December 19, 2003, we issued 1,550,000 "unregistered" and "restricted" shares of common stock to 28 investors upon conversion of shares of Series A convertible Preferred Stock in exchange for aggregate proceeds of $930,000.

     We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     As of the first quarter of 2004, the Company's average expenditures were approximately $150,000 per month. Starting in the second quarter of 2004, we expect to increase our engineering and marketing manpower to support increased technology testing, customer engineering and support and marketing. These changes are expected to increase the Company's average monthly expenditures to a range from $300,000 to $400,000 per month for the next 12 months. In addition, as customer testing requirements increase, the Company anticipates capital expenditures of approximately $300,000 in the third quarter of 2004 to fund testing facility enhancements and design software.

     We expect initial customer funding, either through direct customer contracts or licensing agreements, to be received in the third or fourth quarter of 2004. This funding, in the range of $2 million in the later part of 2004, together with approximately $6 million in additional funding through a private offering to accredited investors only, expected in the second quarter of 2004, is anticipated to provide the necessary liquidity to fund current Company operations as well as the aforementioned planned growth. For 2005 and beyond, we expect that license revenue from customer licenses and direct contracts will provide sufficient liquidity to fund Company operations.

     If customer support or testing requirements do not materialize as rapidly as planned, the Company will modify and delay its growth and capital expenditure plans.

Recent Accounting Pronouncements.
---------------------------------

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The disclosure requirements of FIN 45 were effective for combined consolidated financial statements of interim or annual periods ending after December 15, 2002 and did not have a material impact on the Company's combined consolidated financial statements.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus is not expected to have a material impact on the Company's combined consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's combined consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Ethics (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Financial statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, FIN No. 46 may have a material impact on its combined consolidated financial statements.

     In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's combined consolidated financial statements.

     In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the combined consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It is effective for such financial instruments entered into after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on its combined consolidated financial statements.

     In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's combined consolidated financial statements.

Safe Harbor Statement.
----------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation: (i)our ability to develop products and technologies acceptable to industry; establish and maintain relationships with licensees and other users of our technology and products; and raise capital; (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business; legislation or regulatory requirements; conditions of the securities markets; the development of products that may be superior to the products developed by the Company; competition; changes in the quality or composition of the Company's products; our ability to develop new products; our ability to raise capital; changes in accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

      Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Consolidated Financial Statements.
         ----------------------------------

RASER TECHNOLOGIES, INC.
(A Development Stage Company)
Combined Consolidated Financial Statements
December 31, 2003

                                                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Raser Technologies, Inc.


We have audited the accompanying combined consolidated balance sheet of Raser Technologies, Inc. (a development stage company), as of December 31, 2003 and 2002 and the related combined consolidated statements of operations and stockholders' equity/members' deficit, and cash flows for the year ended December 31, 2003 and the period from October 28, 2002 (date of inception) to December 31, 2002. These combined consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raser Technologies, Inc. (a development stage company), as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the year ended December 31, 2003 and the period from October 28, 2002 (date of inception) to December 31, 2002 and cumulative amount from inception through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the combined consolidated financial statements, the Company's revenue generating activities are not in place and the Company has incurred a loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The combined consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TANNER + CO.

Salt Lake City, Utah
January 16, 2004

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                                           Combined Consolidated Balance Sheet

                                                                  December 31,
------------------------------------------------------------------------------
                                                        2003        2002

     Assets

Current Assets:
  Cash                                                $ 231,703    $  5,265
                                                      ---------    --------

  Equipment, net                                         31,682           -
  Patents and trademarks                                 28,137      17,272
  Other assets                                            8,352           -
                                                      ---------    --------
             Total assets                             $ 299,874    $ 22,537
                                                      =========    ========

     Liabilities and Stockholders' Equity and Members' Deficit

Current liabilities:
  Accounts payable                                    $  69,439    $      -
  Accrued liabilities                                    27,107      27,313
                                                      ---------    --------
             Total current liabilities                   96,546      27,313
                                                      ---------    --------
Stockholders equity and members' deficit:
  Series A Convertible Preferred stock, non-voting,
   non-cumulative, $.01 par value, 5,000,000 shares
   authorized; no shares issued and outstanding               -           -
  Common stock, $.01 par value, 55,000,000 shares
   authorized; 46,306,000 and 38,950,000 outstanding,
   respectively                                          46,306     389,500
  Additional paid in capital                           (816,089)   (389,500)
  Members' deficit                                            -      (4,776)
  Deficit accumulated during the development stage   (1,075,821)          -
                                                       --------    --------
             Total stockholders equity and members'
             deficit                                    203,328      (4,776)
                                                       --------    --------
             Total liabilities and stockholders'
             equity and members' deficit               $299,874    $ 22,537
                                                       ========    ========

See accompanying notes to combined consolidated financial statements.      F-1

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                                 Combined Consolidated Statement of Operations

------------------------------------------------------------------------------

                                                   October 28,
                                                   2002 (Date of
                                       Year Ended  Inception) to
                                      December 31,  December 31,  Cumulative
                                           2003         2002        Amounts

Revenue                              $          -   $         -   $         -

Operating expenses:
   General and administrative             749,995       115,637       865,632
   Research and development               406,148       232,563       638,711
                                     ------------   -----------    ----------
             Total operating expenses   1,156,143       348,200     1,504,343

Interest expense                          280,808             -       280,808
                                     ------------   -----------    ----------
             Loss before income taxes  (1,436,951)     (348,200)   (1,785,151)

Income tax benefit                              -             -             -
                                     ------------   -----------    ----------
             Net loss                  (1,436,951)     (348,200)   (1,785,151)

Beneficial conversion feature on
Preferred Stock                          (611,784)            -      (611,784)
                                     ------------   -----------    ----------
             Net loss applicable to
             common shareholders     $ (2,048,735)  $  (348,200)  $(2,396,935)
                                     ============   ===========   ===========
Loss per common share-basic and
diluted                              $      (0.05)  $     (0.01)
                                     ============   ===========

Weighted average common shares-
basic and diluted                      40,389,000    38,950,000
                                       ==========    ==========
See accompanying notes to combined consolidated financial statements.      F-2

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
      Combined Consolidated Statement of Stockholders' Equity/Members' Deficit

                     October 28, 2002 (Date of Inception) to December 31, 2002
                                      and for the Year Ended December 31, 2003
------------------------------------------------------------------------------
                                        Series A
                                    Preferred Stock       Common Stock
                                   Shares    Amount   Shares      Amount
Balance, October 28, 2002
(date of inception)                     - $       -             - $         -

Restated shares issued in reverse
acquisition                             -         -    38,950,000     389,500

Equity interests issued for:
  Cash                                  -         -             -           -
  Accounts payable and liabilities      -         -             -           -
  Services                              -         -             -           -
  Warrants issued for patent costs      -         -             -           -

Net loss                                -         -    38,950,000     389,500
                               ----------    ------    ----------  ----------
Balance, December 31, 2002              -         -    38,950,000     389,500

Equity interests issued for:
  Cash                                  -         -             -           -
  Warrants issued for patent costs      -         -             -           -

Net loss through date of
incorporation (July 18, 2003)           -         -             -           -

Common stock issued for restructure
of equity interests due to change in
Company's entity status                 -         -             -           -

Acquisition of Wasatch Web Advisors,
Inc.                                    -         -     2,298,714      22,987

Series A preferred stock issued for:
  Cash                            930,000     9,300             -           -

Common stock issued for:
  Conversion of debt primarily due
  from related parties                  -         -       540,000       5,400
  Conversion of Series A
  preferred stock                (930,000)   (9,300)    1,550,000      15,500
  Consulting services for
  reverse merger                        -         -     2,967,286      29,673

Net loss from date of incorporation
(July 18, 2003) through December
31, 2003                                -         -             -           -
                                 --------     -----    ----------  ----------
Balance at December 31, 2003            -    $    -    46,306,000  $  463,060
                                 ========    ======    ==========  ==========
[CONTINUED]
                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
       Combined Consolidated Statement of Stockholers' Equity/Members' Deficit

                                       October 28, 2002 (Date of Inception) to
                    December 31, 2002 and for the Year Ended December 31, 2003
------------------------------------------------------------------------------
                               Additional
                                Paid-in     Members'  Accumulated
                                Capital      Equity     Deficit     Total
Balance, October 28, 2002     $         - $         -  $        - $         -

Restated shares issued in
reverse acquisition              (389,500)

Equity interests issued for:
  Cash                                  -      14,634           -      14,634
  Accounts payable and liabilities      -     232,143           -     232,143
  Services                              -      94,147           -      94,147
  Warrants issued for patent costs      -       2,500           -       2,500

Net loss                                -    (348,200)          -    (348,200)
                               ----------  ----------  ----------  ----------
Balance, December 31, 2002       (389,500)     (4,776)          -      (4,776)

Equity interests issued for:
  Cash                                  -      81,337           -      81,337
  Warrants issued for patent costs      -       4,700           -       4,700

Net loss through date of incorporation
(July 18, 2003)                         -    (361,130)          -    (361,130)

Common stock issued for restructure
of equity interests due to change in
Company's entity status          (279,869)    279,869           -           -

Acquisition of Wasatch Web Advisors,
Inc.                              (22,987)          -           -           -

Series A preferred stock issued for:
  Cash                            920,700           -           -     930,000

Common stock issued for:
  Conversion of debt primarily due
  from related parties            534,600           -           -     540,000
  Conversion of Series A
  preferred stock                  (6,200)          -           -           -
  Consulting services for
  reverse merger                   59,345           -           -      89,018

Net loss from date of incorporation
(July 18, 2003) through December
31, 2003                                -           -  (1,075,821) (1,075,821)
                               ----------     -------  ----------  ----------
Balance at December 31, 2003   $  815,089     $     - $(1,075,821) $  203,328
                               ==========     =======  ==========  ==========

See accompanying notes to combined consolidated financial statements.      F-3

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                                 Combined Consolidated Statement of Cash Flows
------------------------------------------------------------------------------

                                                     October 28,
                                                   2002 (Date of Cumulative
                                       Year Ended  Inception) to   Amounts
                                      December 31,  December 31, Since Date
                                           2003         2002     of Inception
Cash flows from operating activities:
   Net loss                           $(1,436,951)   $(348,200) $(1,785,151)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Depreciation expense                 1,164            -        1,164
       Research and development expenses
         incurred through assumption of
         liabilities                            -      232,143      232,143
       Common stock or membership interest
         issued for services               89,018       94,147      183,165
       Beneficial conversion feature on
         conversion of related party
         notes payable                    270,000            -      270,000
       Increase in other assets            (8,352)           -       (8,352)
       Increase in account payable         69,439            -       69,439
       (Decrease)increase in accrued
         liabilities                         (206)      12,541       12,335
                                        ---------    ---------    ---------
           Net cash used in operating
           activities                  (1,015,888)      (9,369)  (1,025,257)
                                        ---------    ---------    ---------

Cash flows from investing activities:
   Increase in patents                     (6,165)           -       (6,165)
   Purchase of property and equipment     (32,846)           -      (32,846)
                                        ---------    ---------    ---------
           Net cash used in investing
           activities                     (39,011)           -      (39,011)

Cash flows from financing activities:
   Proceeds from related party note
   payable                                270,000            -      270,000
   Proceeds from sale of Series A
   preferred stock                        930,000            -      930,000
   Proceeds from member contributions      81,337       14,634       95,971
                                        ---------    ---------    ---------
           Net cash provided by
           financing activities         1,281,337       14,634    1,295,971
                                        ---------    ---------    ---------
           Net increase in cash and
           cash equivalents               226,438        5,265      231,703

Cash and cash equivalents at beginning
of period                                   5,265            -            -
                                        ---------    ---------    ---------
Cash and cash equivalents at end of
period                                  $ 231,703    $   5,265    $ 231,703
                                        =========    =========    =========

See accompanying notes to combined consolidated financial statements.      F-4

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements

                                                    December 31, 2003 and 2002
------------------------------------------------------------------------------
1.   Organization and Summary of Significant Accounting Policies

Organization
Raser Technologies, Inc. (the Company) formerly (Wasatch Web Advisors, Inc. was incorporated in Utah September 14, 1999. The Company has a wholly owned subsidiary, Raser Technology Operating Company.

On October 28, 2002, Raser Technologies, LLC was originally organized as a limited liability company under the laws of the State of Utah. On July 18, 2003, the Company merged into Raser Technologies, Inc., a corporation effectively changing its LLC organizational status to that of a corporation. Each one percent membership interest in the Company was converted into 360,000 shares of the new corporation resulting in an issuance of 36,000,000 shares of common stock. The Company changed its name from Raser Technologies LLC to Raser Technologies, Inc.

Effective October 14, 2003, Wasatch Web Advisors, Inc., ("Wasatch") a publicly held company, and Raser Technologies, Inc., a Utah corporation ("Raser") executed an Agreement and Plan of Reorganization, whereby Wasatch agreed to acquire (i) 100% of the issued and outstanding shares of common stock of Raser in exchange for 38,950,000 post-split shares of the Wasatch's common stock, or approximately 95% of its post-Reorganization Agreement outstanding common stock, and corresponding to the merger, Raser exchanged all of its outstanding preferred stock on a one-for-one basis with Wasatch's preferred stock. Raser is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition. Corresponding to the merger, Wasatch changed its name to Raser Technologies, Inc., and Raser, now as a wholly owned subsidiary of Raser Technologies, Inc. (formerly Wasatch), changed its name to Raser Technologies Operating Company.

The Company is engaged in the development and marketing of proprietary resonant motor technology; however, the Company has not commenced planned principal operations and has not recognized any revenues related to such planned operations. Accordingly, the Company is considered a development stage company.

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------
1. Organization and Summary of Significant Accounting Policies (Continued)

Principles of Consolidation
The combined consolidated financial statements include the accounts of Raser, and its predecessor, Raser Technologies, LLC, from inception and those of Wasatch consolidated with Raser from the date of the merger. All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Equipment
Equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives of property, plant, and equipment are as follows:


     Furniture and equipment                        7 years
     Equipment                                    5-7 years
     Computer equipment                             5 years

Patents and Trademarks
Costs to obtain patents are capitalized pending issuance of the patent. If a patent is obtained, the costs are amortized over the estimated life of the patents or expensed if the patent is not issued.

The Company assesses recoverability of its patents by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate which reflects the Company's average cost of funds.

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------
1.   Organization and Summary of Significant Accounting Policies-Continued

Patents and Trademarks - Continued
At December 31, 2003 and 2002, the Company had capitalized costs directly related to the application for patents and trademarks in the amount of $28,137 and $17,272, respectively. These costs are currently not being amortized as the patent is pending. Pending issuance of the patent, these costs will be amortized over the life of the patent or expensed if the application is not approved.

Income Taxes
Through July 17, 2003, the Company, with the consent of its members, elected under the Internal Revenue Code to be subject to the income pass-through rules associated with a limited liability company. Under those provisions, the Company did not pay corporate income taxes on its taxable income. Instead, the members were responsible for individual income taxes on their respective shares (unless otherwise agreed) of the Company's taxable income.

On July 18, 2003 the Company changed its tax status to that of a corporation. Therefore, after July 17, 2003, the Company has recognized deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------
1.   Organization and Summary of Significant Accounting Policies-Continued

Stock-Based Compensation
The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the year ended December 31, 2003 and for the period from October 28, 2002 (date of inception) to December 31, 2003.

Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Combined Consolidated Financial
Statements
The preparation of combined consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications have been made in the prior year's consolidated financial statements to conform with the current year presentation.

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------
2.   Going Concern

The accompanying combined consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company, has not had revenues from operations, has generated negative cash flow from operating activities, and has generated net losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The combined consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is also subject to obtaining necessary funding from outside sources and ultimately generating sufficient cash flow to sustain operations. The Company intends to raise funds through the sale of equity securities in the short-term and obtain profitable operations from licensing its technology. There can be no assurance the Company will be successful in such efforts.

3.   Equipment

Equipment consisted of the following as of December 31, 2003:

     Computer equipment                  $18,656
     Operating equipment                  11,795
     Furniture and fixtures                2,395
                                         -------
                                   32,846
     Accumulated depreciation             (1,164)
                                         -------
                                         $31,682
                                         =======

4.   Commitments

The Company has entered non-cancelable operating leases for its business facility and a testing facility. The operating leases obligate the Company at approximately $95,000 for the year ended December 31, 2004 and $67,000 from January 1, 2005 through August 31, 2005. Total rent expense for the year ended December 31, 2003 and the period from October 28, 2002 through December 31, 2002 was $35,000 and $0, respectively.

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------
5.   Series A Preferred Stock

Series A 10% Convertible Non-Voting Preferred Stock
The Company has designated 5,000,000 shares of preferred stock as Series A 12%, $.01 par value, Convertible Non-Voting Preferred Stock ("Series A Preferred Stock"). As of December 31, 2003 there were no shares outstanding.

Dividends
The holders of the Series A Preferred Stock are entitled to dividends at the rate of 12 percent per year of the liquidation preference of $1.00 per share, payable annually, if and when declared by the board of directors. Dividends are not cumulative and the board of directors are under no obligation to declare dividends.

Convertibility
Upon the approval of the Board of Directors, Series A Preferred Stock may be convertible into the Company's common stock by dividing $1.00 plus any unpaid dividends by 50% of the five day average closing bid price of the common shares.

During the year the Company sold 930,000 shares of Series A Convertible Preferred Stock in exchange for proceeds of $930,000. These share were converted into 1,550,000 shares of the Company's common stock or approximately $.81 per share. As a result of the beneficial conversion feature inherent in the conversion rights and preferences of Series A Preferred Stock, the Company has recognized a deemed dividend of $611,784. This deemed dividend was calculated based on the conversion price above at the time of conversion. Because the Company has an accumulated deficit, dividends were recorded in additional paid-in-capital and have a net affect of zero in that account and is therefore not presented on the statement of stockholders equity as a separate item.

Liquidation Preference
The holders of Series A Preferred are entitled to a liquidation preference of $1.00 per share plus unpaid dividends.

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------
6.   Common Stock

Common Stock Issuances
During the year ended December 31, 2003, the Company issued 38,950,000 in connection with the reverse merger. These shares have been presented as if issued at inception of the Company. The Company effectively issued 2,298,714 shares of common stock upon the acquisition of Wasatch Web Advisors, Inc. (Wasatch) which were the issued and outstanding common shares of Wasatch, just prior to the reverse acquisition with Raser Technologies, Inc. The Company converted debt of $270,000, due primarily to related parties, in exchange for 540,000 shares of common stock, or at $.50 per share. The Company recognized additional interest expense of $270,000 for the beneficial conversion feature based on the terms of the debt instruments which indicated a 50% beneficial conversion rate. The Company issued 2,967,286 shares of common stock to SCS Consulting for services provided in the merger with Wasatch. These shares were valued at $89,018 on the date of grant and have been recorded as an expense. The Company converted all of its Series A Preferred Stock into 1,550,000 shares of common stock based on the conversion terms of the Series A Preferred Stock (see note 5).

7.   Supplemental Cash Flow Information

For the year ended December 31, 2003:

     * Cash of $2,546 was paid for interest and no cash was paid for income taxes

     * The Company merged into a corporation effectively changing its LLC organizational status to that of a corporation. The Company recapitalized its membership deficit of $279,869 into additional paid in capital.

     * The Company converted $270,000 of convertible notes payable into 540,000 shares of common stock. The conversion resulted in a beneficial conversion feature of $270,000.

     * The Company issued warrants to purchase membership interests valued at $4,700 for capitalized patent costs.

     * The Company exchanged 930,000 shares of Series A preferred stock for 1,550,000 shares of common stock.
                                                                          F-11

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------
7.  Supplemental Cash Flow Information-Continued

     * The Company issued 2,298,714 shares of common stock in conjunction with the acquisition of Wasatch Wed Advisors Inc.

     * The company issued 2,967,286 shares of common stock for consulting services related to the merger valued at $89,018.

For the period ended December 31, 2002:

     * No cash was paid for interest or income taxes during the period from October 28, 2002 (date of inception) to December 31, 2002.

     * The Company issued a warrant to purchase 1% of the membership interest of the Company in exchange for the right to defer legal cost incurred in relation to the Company's development of its technology. The warrant was valued at $7,500 and is being capitalized over the deferral period as patent costs. The Company capitalized patent costs of $2,500 for the period ended December 31, 2002.

     * The Company received accrued liabilities and patents of $14,772 for legal fees associated with the patents that were accrued at December 31, 2002.

     * The Company recorded research and development expense of $232,143 for liabilities assumed related to the research and development of the resonant motor technology. Such liabilities assumed were payable to the current chief executive officer, an entity controlled by the chief executive officer, the chief financial officer, and an unrelated entity, and were paid through the issuance of membership interests.

     * The Company exchanged ownership interests to acquire the services of new members of management. These services have been valued at $94,147 and were recorded as general and administrative expenses.

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------

8.   Income Taxes

For the period beginning July 18, 2003 through December 31, 2003 the Company incurred a net operating loss of approximately $806,000 for income tax purposes. The amount of and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying consolidated statements of operations.

At December 31, 2003, the Company has net operating loss carryforwards available to offset future taxable income of approximately $806,000 which will begin to expire in 2018. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will be limited. The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. The deferred income tax assets (liabilities) are comprised of the following at December 31, 2003:

Net operating loss carryforwards             $246,000

Research and development tax credit            55,000
Valuation allowance                          (301,000)
                                             --------
                                             $      -
                                                                          F-13

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------

8.  Income Taxes-continued

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for the year ended December 31, 2003 is as follows:
Federal income tax benefit at statutory rate       $489,000
State income tax benefit, net of federal
  income tax effect                                  49,000
Beneficial conversion feature related to debt      (101,000)
Loss applicable to period in which Company
  was an LLC                                       (135,000)
Other                                                (1,000)
Change in valuation allowance                      (301,000)
                                                   --------
                                                   $      -
                                                   ========
9.   Recent Accounting   Pronouncements

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The disclosure requirements of FIN 45 were effective for combined consolidated financial statements of interim or annual periods ending after December 15, 2002 and did not have a material impact on the Company's combined consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus is not expected to have a material impact on the Company's combined consolidated financial statements.
                                                                          F-14

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------
9.   Recent Accounting   Pronouncements-Continued

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's combined consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Ethics (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Financial statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, FIN No. 46 may have a material impact on its combined consolidated financial statements.

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------
9.   Recent Accounting   Pronouncements-Continued

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's combined consolidated financial statements.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the combined consolidated financial statements.
                                                                          F-16

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------
9.   Recent Accounting   Pronouncements-Continued

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It is effective for such financial instruments entered into after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on its combined consolidated financial statements.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's combined consolidated financial statements.

10.  Subsequent  Event

     On February 25, 2004, the Company entered into Restricted Stock Grant Agreements with its new President and its Chief Technical Officer. Under these Agreements, the company granted 1.5 million "unregistered" and "restricted" shares of the Company's common stock. The first 400,000 such shares vested immediately upon execution of the Agreement. The remaining shares vest over a period of three years. Under the Agreement, all unvested shares will vest immediately upon a "change in control" of the Company. "Change in control" is defined as 1) any person becoming the beneficial owner, directly or indirectly, of 50% or more of the Company's voting stock, or 2) during any period of two consecutive years, persons who at the beginning of such period constitute the Company's Board of Directors cease for any reason to constitute at least a majority thereof, unless the election or the nomination for election by the Company's stockholders of each new director was approved by a vote of at least three-quarters of the directors then still in office who were directors at the beginning of the period. Any merger, consolidation or corporate reorganization in which the owners of the Company's capital stock entitled to vote in the election of directors prior to such combination own 50% or more of the resulting entity's voting stock will not, by itself, be considered a change in control.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     In connection with the Reorganization on October 14, 2003, Raser's auditors, Tanner + Co., of Salt Lake City, Utah, became our independent auditors and were engaged to audit our financial statements for the calendar year ended December 31, 2003. This change in accountants was disclosed in a Current Report on Form 8-K dated October 14, 2003, and filed with the Securities and Exchange Commission on November 24, 2003. See the Exhibit Index, Part III, Item 13 of this Report.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                   Date of         Date of
                     Positions     Election or     Termination
Name                 Held          Designation     or Resignation
----                 ----         -----------     ---------------


Kraig T. Higginson   President        10/14/03        3/08/04
                     CEO               3/08/04           **
                     Director         10/14/03           **

John C. Ritter       President         3/08/04           **
                     Director          3/08/04           **

R. Thomas Bailey     Treasurer        10/14/03           **
                     Director         10/14/03           **

David W. West        Vice President   10/14/03           **
                     and Director     10/14/03           **

James E. Morton      Secretary and    10/14/03           **
                     Director         10/14/03           **

Fred Wenninger       Director         10/14/03           **
Timothy D. Fehr      CTO               3/08/04           **
                     Senior V.P.       3/08/04           **


**  Each of these persons is presently serving in the capacity indicated.

     Directors are elected by our stockholders to serve until the next annual meeting of our stockholders or until their successors have been elected and have been duly qualified. Officers are appointed to serve until the annual meeting of our Board of Directors following the next annual meeting of our stockholders and until their successors have been elected and have qualified.

Business Experience.
--------------------

     Kraig T. Higginson, age 49. Mr. Higginson founded American Telemedia Network, Inc., a publicly-traded corporation that developed a nationwide satellite network of data and audio-visual programming. He served as President and Chief Executive Officer of Telemedia Network from 1984 through 1988. From 1988 through 2002, Mr. Higginson worked as a business consultant through Lighthouse Associates, an entity that he controls.

     John C. Ritter, age 56. Mr. Ritter was Senior Vice President of Chief Financial Officer of Alcoa Industrial Components, a unit of Alcoa that develops, manufactures and provides support for components used in the aerospace, power generation, automotive and industrial markets. From 1996 through 2000, he was the Senior Vice President and Chief Financial Officer for Howmet Corporation. Mr. Ritter served as Vice President, Finance and Contracts, of AlliedSignal Government Electronics from 1994 to 1996, and as Vice President, Finance and Administration, of Norden Systems, a subsidiary of United Technologies Corporation, from 1991 to 1994. He holds B.S. and M.B.A. degrees from Ohio University and, as a Sloan Fellow, an M.S. from the Massachusetts Institute of Technology.

     R. Thomas Bailey, age 64. Mr. Bailey has more than 30 years' experience within the accounting industry, most recently as a principal of Bailey Accounting, an accounting firm located in Provo, Utah. Clients of Mr. Bailey's firm include corporations, partnerships and limited liability companies within the manufacturing, legal, investment, services and other industries.

     David W. West, age 46, Director, Vice President Marketing. Mr. West is a 20-year veteran in media and marketing consulting for high technology companies. Prior to joining Raser, Mr. West served as President of Utah Film & Video Corporation where he headed media development and consulting projects working organizations such as Rockwell International, PBS, National Geographic Television, Marriott School of Management, US Ski Team, Sundance Film Institute and others. As former Vice President of American Telemedia Network, he lead development of the first nationwide interactive mall information directories based on satellite video & data broadcast. Mr. West holds a bachelors degree from Brigham Young University.

     James E. Morton, age 50. Mr. Morton received his J.D. degree from the McGeorge School of Law, University of the Pacific in 1982, and was admitted to the Utah State Bar that same year. He has been practicing law in Salt Lake City since his admission to the bar. Mr. Morton has served as a member of the Panel of Arbitrators for the American Arbitration Association and was a member of the Board of Commissioners of the Utah State Bar in 1990 and 1991. He is also a member of the Association of Trial Lawyers in American and the Utah Trial Lawyers Association.

     Fred Wenninger, age 65. Mr. Wenninger was the President and Chief Executive Officer of Iomega Corporation from 1989 to 1993. Prior to that, from 1986 to 1989, he served as President of Bendix/King, an avionics subsidiary (now a division) of Allied Signal Corporation. Mr. Wenninger was the Chief Executive Officer, President and a director of Key Tronic Corporation from 1995 through 1997.

     Timothy D. Fehr, age 62. During more than 30 years with the Boeing Co., and more than 18 years as business unit vice president, Mr. Fehr led several thousand engineers, managers and other professionals in the development, manufacture and deployment of numerous engineering, mechanical, hydraulic and electrical systems for both commercial and military applications. Mr. Fehr holds undergraduate and graduate science degrees in electrical engineering. He also holds an M.S. degree as a Sloan Fellow from the Massachusetts Institute of Technology.

Significant Employees.
----------------------

     Jack Kerlin is Chief Scientist and inventor of the Symetron (TM) technology. Other than Mr. Kerlin, Raser has no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships.
---------------------

     There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as indicated below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of Raser:

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

     In November, 2001, Profile Media, Inc., was placed into an involuntary bankruptcy. In January, 2002, Profile Media filed a Chapter 11 bankruptcy case, which later was converted into a Chapter 7 liquidation case. From September, 1997, to January, 2002, Kraig T. Higginson served as Secretary and a director of Profile Media. To the best of Mr. Higginson's knowledge, there have been no actions or claims filed that would allege any impropriety by him during or after his involvement with that entity.


Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Kraig Higginson, our Chief Executive Officer filed a Form 3 Initial Statement of Beneficial Ownership of Securities on October 14, 2003, and a Form 4 Statement of Changes in Beneficial Ownership of Securities on February 17, 2004.

     Our Treasurer, R. Thomas Bailey filed Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on October 14, 2003, and an amended Form 3 on November 26, 2003.

     Our Vice President, David W. West filed Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on October 14, 2003, and an amended Form 3 on November 26, 2003.

     James E. Morton, our Secretary, filed Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on October 14, 2003, and an amended Form 3 on November 26, 2003.

     Fred Wenninger, a director, filed Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on October 14, 2003, and an amended Form 3 on December 1, 2003.

     Chief Technical Officer and Senior Vice Prsident, Timothy D. Fehr filed Form 3 Initial Statement of Beneficial Ownership of Securities on March 17, 2004.

     Our President, John C. Ritter, filed Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on March 22, 2004.

     We believe that each of these persons is currently in compliance with
Section 16(a) of the Exchange Act.

Audit Committee.
----------------

     The Company has an audit committee consisting of John C. Ritter, James E. Morton and Fred Wenninger. Our Board of Directors has determined that Mr. Ritter is an audit committee financial expert, but he is not deemed to be independent. Messrs. Morton and Wenninger are deemed to be independent members of the audit committee.

Compensation Committee.
-----------------------

     We have a compensation committee which consists of James E. Morton and Fred Wenninger.

Code of Conduct.
----------------

     We have adopted a Code of Conduct for our Chief Executive Officer; President; Chief Financial Officer; Chief Accounting Officer or Controller; and other persons performing similar functions. See the Exhibit Index, Part III Item 13 of this Report.

Item 10. Executive Compensation.
         -----------------------

     No director or executive officer of the Company received any compensation from the date of its inception through October 14, 2003, the date of the Reorganization. The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                   SUMMARY COMPENSATION TABLE
                                       Long Term Compensation
                 Annual Compensation     Awards          Payouts

(a)         (b)      (c)     (d)     (e)       (f)    (g)       (h)    (i)
                                                      Secur-
                                     Other            ities            All
Name and   Year or                   Annual   Rest-   Under-    LTIP   Other
Principal  Period   Salary  Bonus    Compen-  ricted  lying     Pay-   Comp-
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------

Kraig T.  12/31/03  103,269  0       0          0     0         0       0
Higginson
CEO
Director

R. Thomas 12/31/03   36,000  0       0          0     0         0       0
Bailey
Treasurer
Director

David     12/31/03   49,000  0       0          0     0         0       0
West
Vice Pres.
Director

James E.  12/31/03   15,000  0       0          0     0         0       0
Morton
Secretary
Director

Fred       12/31/03       0  0       0          0     0         0       0
Wenninger
Director



                    Options/SAR Grants in Last Fiscal Year
                    --------------------------------------

                               Individual Grants
                               -----------------


  (a)                (b)           (c)            (d)              (e)
                  Number of      % of Total
                  Securities     Options/SARs
                  Underlying     Granted to
                  Options/SARs   Employees in   Exercise or Base  Expiration
Name              Granted (#)    Fiscal Year    Price ($/Sh)      Date
----              -----------    -----------    ------------      ----

None              -0-            -0-            -0-               -0-

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

     Except as indicated below, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

     On February 25, 2004, which is subsequent to the period covered by this Report, the Company entered into a Restricted Stock Grant Agreement with John
C. Ritter, its new President. Under this Agreement, Mr. Ritter was granted 1 million "unregistered" and "restricted" shares of the Company's common stock. The first 250,000 such shares vested immediately upon execution of the Agreement. The remaining 750,000 shares vest over a period of three years, with the first tranche of 62,500 shares vesting on the first business day of May, 2004, and each subsequent tranche of 62,500 shares vesting on the first business day of each third month thereafter.

     Under the Agreement, all previously unvested shares will vest upon a "change in control" of the Company. "Change in control" is defined as:

     * any person becoming the beneficial owner, directly or indirectly, of 50% or more of the Company's voting stock; or

     * during any period of two consecutive years, persons who at the beginning of such period constitute the Company's Board of Directors cease for any reason to constitute at least a majority thereof, unless the election or the nomination for election by the Company's stockholders of each new director was approved by a vote of at least three-quarters of the directors then still in office who were directors at the beginning of the period.

     Any merger, consolidation or corporate reorganization in which the owners of the Company's capital stock entitled to vote in the election of directors prior to such combination own 50% or more of the resulting entity's voting stock will not, by itself, be considered a change in control for purposes of the Agreement.

     On February 25, 2004, the Company entered into a Restricted Stock Grant Agreement with Timothy D. Fehr, its Chief Technical Officer and Senior Vice President. This Agreement is on substantially the same terms as the Agreement with Mr. Ritter. However, Mr. Fehr was granted 500,000 shares, with the first 150,000 such shares vesting upon execution of the Agreement; the next 100,000 shares vesting on the first business day of February, 2005; the next 100,000 shares vesting one year thereafter; and the final 150,000 shares vesting on the first business day of February, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of our common stock as of the date of this Report:


                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class
----------------           ------------------           --------

Kraig T. Higginson        17,882,000 (1)                38.3%
5152 N. Edgewood Dr.
Suite 375
Provo, Utah 84604

Ned Warner                 6,457,600 (2)                13.8%
5152 N. Edgewood Dr.
Suite 375
Provo, Utah 84604

Jack Kerlin                5,764,600                    12.3%
P.O. Box 50405
Provo, Utah 84605

R. Thomas Bailey           2,987,800 (3)                 6.4%
5152 N. Edgewood Dr.
Suite 375
Provo, Utah 84604


     (1) These shares are held in the names of Lighthouse Fund Partners, Inc. (8,940,400 shares); Higginson Family Investments, LLC (5,764,600 shares); Radion Energy LLC (1,077,000 shares); Jeanette S. Higginson (900,000 shares); Eclipse Fund, LLC (500,000 shares); HP Fund, LLC (500,000 shares); and Jeannette S. Higginson c/f Rebecca A. Higginson (200,000 shares), each of which may be deemed to be controlled by Mr. Higginson.

     (2) These shares are held in the names of Ocean Fund, LLC (4,784,200 shares); Warner Investments, LP (1,041,600 shares); Risk Management (330,600 shares); Maasai, Inc. (281,200 shares); and Kimberly Warner (20,000 shares), each of which may be deemed to be controlled by Mr. Warner.

     (3) These shares are held in the names of Bailey Family LP (1,488,900 shares) and Thomas Bailey Family LP (1,498,900 shares),both of which may be deemed to be controlled by Mr. Bailey.
Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of our directors and executive officers as of the date of this Report:


                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class
----------------     -------------------------     --------

Kraig T. Higginson        17,882,000 (1)                38.3%
5152 N. Edgewood Dr.
Suite 375
Provo, Utah 84604

R. Thomas Bailey           2,987,800 (2)                6.4%
5152 N. Edgewood Dr.
Suite 375
Provo, Utah 84604

James E. Morton            1,577,600                    3.4%
5152 N. Edgewood Dr.
Suite 375
Provo, Utah 84604

Fred Wenninger               624,800 (3)                1.3%
5152 N. Edgewood Dr.
Suite 375
Provo, Utah 84604

David W. West                579,800 (4)                1.2%
5152 N. Edgewood Dr.
Suite 375
Provo, Utah 84604

John C. Ritter               250,000                    0.5%
5152 N. Edgewood Dr.
Suite 375
Provo, Utah 84604

Timothy D. Fehr              150,000                    0.3%
5152 N. Edgewood Dr.
Suite 375
Provo, Utah 84604

All Directors and
Executive Officers
as a group                24,052,000                   51.4%


     (1) These shares are held in the names of Lighthouse Fund Partners, Inc. (8,940,400 shares); Higginson Family Investments, LLC (5,764,600 shares); Radion Energy LLC (1,077,000 shares); Jeanette S. Higginson (900,000 shares); Eclipse Fund, LLC (500,000 shares); HP Fund, LLC (500,000 shares); and Jeannette S. Higginson c/f Rebecca A. Higginson (200,000 shares), each of which may be deemed to be controlled by Mr. Higginson.

     (2) These shares are held in the names of Bailey Family LP (1,488,900 shares) and Thomas Bailey Family LP (1,498,900 shares),both of which may be deemed to be controlled by Mr. Bailey.

     (3) These shares are held in the name of Fred W. Wenninger TTEE FBO Fred
W. Wenninger Self Declaration Trust.

     (4) 5,000 of these shares are held jointly with Mr. West's wife, Diana.

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------

               (a)                      (b)                      (c)

Equity         -0-                       -0-                     -0-
compen-
sation
plans
approved
by
security
holders

Equity         -0-                       -0-                   1,750,000
compen-
sation
plans not
approved
by
security
holders

Total          -0-                       -0-                   1,750,000


Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     During the calendar years ended December 31, 2003 and 2002, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

     During the calendar years ended December 31, 2003 and 2002, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. Indebtedness of Management.
---------------------------

     During the calendar years ended December 31, 2003 and 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of its common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     The Company has no parents.

Transactions with Promoters.
----------------------------

     During the calendar years ended December 31, 2003 and 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------
Reports on Form 8-K
-------------------

8-K Current Report dated October 14, 2003, as amended, regarding the Reorganization Agreement with Raser.

8-K Current Report dated October 14, 2003, regarding change in accountants.

Exhibits
--------

Exhibit
Number               Description
------               -----------

14             Code of Conduct

31.1           302 Certification of Kraig Higginson

31.2           302 Certification of R. Thomas Bailey

32             906 Certification

DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Information Statement filed August 25, 2003.

Item 14.  Controls and Procedures.
          ------------------------

     Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 15.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to the Company by its principal accountants during the calendar years ended December 31, 2003, and December 31, 2002:

     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $ 11,813       $  1,517

     Audit-related fees                $  4,654       $    617

     Tax fees                          $    175       $    140

     All other fees                    $      0       $      0

     Total fees                        $ 16,642       $  2,274

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RASER TECHNOLOGIES, INC.


Date: 3-29-04                         By /s/ Kraig Higginson
      -------------                      -------------------
                                         Kraig Higginson
                                         Chief Executive Officer and
                                         Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: 3-29-04                            /s/ Kraig Higginson
     -------------                       -------------------
                                         Kraig Higginson
                                         Chief Executive Officer and
                                         Director

Date: 3/29/04                            /s/ John C. Ritter
     -------------                       -------------------
                                         John C. Ritter
                                         President and
                                         Director

Date: 3/29/04                            /s/ R. Thomas Bailey
     -------------                       --------------------
                                         R. Thomas Bailey
                                         Treasurer and
                                         Director

Date: 3/30/04                             /s/ James E. Morton
     -------------                       -------------------
                                         James E. Morton
                                         Secretary and
                                         Director

Date: 3-29-04                            /s/ David W. West
     -------------                       -------------------
                                         David W. West
                                         Vice President and
                                         Director

Date: 3-29-04                            /s/ Fred Wenninger
     -------------                       -------------------
                                         Fred Wenninger
                                         Director

Date: 29 Mar. 2004                       /s/ Timothy D. Fehr
     -------------                       ---------------------
                                         Timothy D. Fehr
                                         Chief Technical Officer, Senior V.P.