Form 10QSB
period 2004-03-31
RASER TECHNOLOGIES INC
filed 2004-05-17
CIK 1103078

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    -----------------   --------------------

                       Commission File No. 0-30657
                                           -------

                         RASER TECHNOLOGIES, INC.
                         -----------------------
     (Exact Name of Small Business Issuer as specified in its Charter)


             Utah                                      87-0638510
             ----                                      ----------
  (State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
    incorporation or organization)


                      5152 North Edgewood Drive, Suite 375
                               Provo, Utah 84604
                               -----------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 765-1200
                                              --------------

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                                     N/A

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes    No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                                 May 10, 2004

                    Common Voting Stock - 47,200,450 shares*

     * This figure includes 494,450 shares that have been authorized for issuance but that have not yet been formally issued.

Transitional Small Business Disclosure Format (Check one):  Yes X   No

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                                      RASER TECHNOLOGIES, INC.
                                           Combined Consolidated Balance Sheet

                                                                  March 31,
                                                                    2004
                                                                 (Unaudited)
     Assets

Current Assets:
  Cash                                                             $344,581
  Prepaid expenses                                                    5,554
                                                                   --------

  Equipment, net                                                     55,548
  Patents and trademarks                                             28,137
  Other assets                                                        8,352
                                                                   --------
             Total assets                                          $442,172
                                                                   ========

     Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                 $ 48,847
  Accrued liabilities                                                53,358
  Related party note payable                                         35,000
                                                                   --------
             Total current liabilities                              137,205

Stockholders equity:
   Series A Convertible Preferred Stock, non-voting,
    non-cumulative, $0.01 par value, 5,000,000
    shares authorized; no shares issued and outstanding                   -
   Common stock, $.01 par value, 50,000,000 shares
    authorized; 46,706,000 outstanding                              467,060
Common stock to be issued                                           542,666
Additional paid in capital                                        2,057,089

Deficit accumulated during the development stage                 (2,761,848)
                                                                 ----------
             Total stockholders equity                              304,967
                                                                 ----------
             Total liabilities and stockholders'
             equity                                              $  442,172
                                                                 ==========

See accompanying notes to unaudited consolidated financial statements.

                                                      RASER TECHNOLOGIES, INC.
                                 Combined Consolidated Statement of Operations

------------------------------------------------------------------------------

                                                                  Cumulative
                                        3 months     3 months       Amounts
                                          ended        ended      Since Date
                                        March 31,   March 31,   of Inception
                                         2004         2003      October 28,
                                      (Unaudited) (Unaudited)        2002

Revenue                              $          -   $         -   $         -

Operating expenses:
   General and administrative           1,055,328        36,795     1,920,960
   Research and development               630,699        37,082     1,269,410
                                     ------------   -----------    ----------
             Total operating expenses   1,686,027        73,877     3,190,370

Interest expense                                -             -       280,808
                                     ------------   -----------    ----------
             Loss before income taxes  (1,686,027)      (73,877)   (3,471,178)

Income tax benefit                              -             -             -
                                     ------------   -----------    ----------
             Net loss                  (1,686,027)      (73,877)   (3,471,178)

Beneficial conversion feature on
Preferred Stock                                 -             -      (611,784)
                                     ------------   -----------    ----------
             Net loss applicable to
             common shareholders     $ (1,686,027)  $   (73,877)  $(4,082,962)
                                     ============   ===========   ===========
Loss per common share-basic and
diluted                              $      (0.04)  $     (0.00)
                                     ============   ===========

Weighted average common shares-
basic and diluted                      46,467,000    38,950,000
                                       ==========    ==========

See accompanying notes to unaudited consolidated financial statements.

                                                      RASER TECHNOLOGIES, INC.
                                 Combined Consolidated Statement of Cash Flows
------------------------------------------------------------------------------
                                       3 months ended 3 months ended
                                         March 31,      March 31,
                                           2004           2003      Cumulative
                                        (Unaudited)    (unaudited)    Amounts
Cash flows from operating activities:
   Net loss                             $(1,686,027)   $ (73,877) $(3,471,178)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Depreciation expense                   2,076            -        3,240
       Research and development expenses
         incurred through assumption of
         liabilities                              -            -      232,143
       Common stock or membership interest
         issued for services              1,245,000            -    1,428,165
       Beneficial conversion feature on
         conversion of related party
         notes payable                            -            -      270,000
       Loss on disposal of assets               318            -          318
       Increase in other assets              (5,554)           -      (13,906)
       Increase in accounts payable         (20,592)      27,593       48,847
       (Decrease)increase in accrued
         liabilities                         26,251      (15,043)      38,586
                                          ---------    ---------   ----------
           Net cash used in operating
           activities                      (438,528)     (61,327)  (1,463,785)
                                          ---------    ---------   ----------

Cash flows from investing activities:
   Increase in patents                            -         (104)      (6,165)
   Purchase of property and equipment       (26,260)           -      (59,106)
                                          ---------    ---------   ----------
           Net cash used in investing
           activities                       (26,260)        (104)     (65,271)

Cash flows from financing activities:
   Proceeds from related party note payable  35,000            -      305,000
   Proceeds from sale of Series A
   preferred stock                                -            -      930,000
   Proceeds from sale of common stock       542,666            -      542,666
   Proceeds from member contributions             -       56,337       95,971
                                          ---------    ---------   ----------
           Net cash provided by
           financing activities             577,666       56,337    1,873,637
                                          ---------    ---------   ----------
           Net increase in cash and
           cash equivalents                 112,878       (5,094)     344,581

Cash and cash equivalents at beginning
of period                                   231,703        5,265            -
                                          ---------    ---------   ----------
Cash and cash equivalents at end of
period                                    $ 344,581    $     171   $  344,581
                                          =========    =========   ==========

See accompanying notes to unaudited consolidated financial statements.

Basis of Presentation

     The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10!KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

Net Loss Per Common Share

     Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted!average number of common shares outstanding and the weighted!average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti!dilutive effect. Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. During the three months ended March 31, 2004, there were no outstanding common share equivalents.

Stock Based Compensation

     At March 31, 2004, the Company has approved stock!based employee compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure!only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock!Based Compensation." Accordingly, no compensation cost is recognized in the financial statements when options granted under the plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No options were granted or vested during the periods presented.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

     As of the first quarter of 2004, the Company's average expenditures were approximately $150,000 per month. For the quarter ended March 31, 2004, the Company's recorded net loss was $1,686,027. On February 23 and February 25, 2004, the Company entered into Restricted Stock Option Grant Agreements with John Ritter and Timothy Fehr, respectively. Under the agreements, Mr. Ritter was granted 1,000,000 of the Company's shares. Two hundred fifty thousand of the shares vested immediately and the balance will vest at the rate of 62,500 shares per quarter from May, 2004, through February, 2007. Mr. Fehr was granted 500,000 shares. One hundred fifty thousand of these shares vested immediately, with 100,000 vesting in February, 2005, 100,000 vesting in February, 2006, and 150,000 vesting in February, 2007. As a result of the immediate vesting of shares under these agreements, the Company recorded non-cash compensation expense in the quarter ended March 31, 2004 to Mr. Ritter of $787,500 (250,000 shares at the closing market price on February 23, 2004, of $3.15) and to Mr. Fehr of $457,500 (150,000 shares at the closing market price on February 25, 2004, or $3.05).

     Starting in the second quarter of 2004, we expect to increase our engineering and marketing manpower to support increased technology testing, customer engineering and support and marketing. These changes are expected to increase the Company's average monthly expenditures to a range from $300,000 to $400,000 per month for the next 12 months. The Company's Board of Directors has authorized the purchase of Directors and Officers Liability Insurance. The Company expects to expend approximately $145,000 during the second quarter of this year for the annual premium.

     On March 17, 2004, the Company entered into an agreement with Monitor Company Group Limited Partnership, a deployment strategy group. Monitor will assist the Company with technology deployment and licensing support. These services include:

     * an analysis of the existing electric motor manufacturer market;

     * an analysis of the likely development of the hybrid-vehicle market;

     * an evaluation of the electric motor value chain from technology providers such as the Company to engine manufacturers, original equipment makers, consumers and eventually through to society;

     * an evaluation of the value proposition of the Company's Symetron (TM) technology; and

     * development of a sequenced strategy to maximize the value captured by stockholders.

     The services began in April, 2004, and will continue for a three-month period. The Company has agreed to compensate Monitor at the rate of $160,000 per month plus expenses estimated to be approximately 19.5% per month. Fifty thousand dollars of the monthly fee will be paid in cash, with the balance of $110,000 to be paid in restricted stock based upon the average stock price during the five days preceding the issuance of the shares. The timing of the share issuances will be in accordance with the cash invoices' payment terms. On April 30, 2004, which is subsequent to the period covered by this Report, the Company paid Monitor $81,200 ($50,000 compensation and $31,200 estimated expenses) and authorized the issuance of 32,117 restricted shares ($110,000 divided by the average stock price of $3.425).

     In addition, as customer testing requirements increase, the Company anticipates capital expenditures of approximately $300,000 in the third quarter of 2004 to fund testing facility enhancements and design software.

     We expect initial customer funding, either through direct customer contracts or licensing agreements, to be received in the third or fourth quarter of 2004. This funding, in the range of $2 million in the later part of 2004, together with a recently completed private offering of approximately $925,000 and approximately $5 million in additional funding through a private offering to accredited investors only, expected in the second quarter of 2004, is anticipated to provide the necessary liquidity to fund current Company operations as well as the aforementioned planned growth. For 2005 and beyond, we expect that license revenue from customer licenses and direct contracts will provide sufficient liquidity to fund Company operations.

     If customer support or testing requirements do not materialize as rapidly as planned, the Company will modify and delay its growth and capital expenditure plans.

Safe Harbor Statement.
----------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation: (i)our ability to develop products and technologies acceptable to industry; establish and maintain relationships with licensees and other users of our technology and products; and raise capital; (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Item 3.   Controls and Procedures.
          ------------------------

     The Company's chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of March 31, 2004, the chief executive officer and the chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Changes in internal controls

     Based on their evaluation as of March 31, 2004, the chief executive officer and the chief financial officer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
          -----------

     During the quarterly period ended March 31, 2004, the Company issued 250,000 "unregistered" and "restricted" shares to its President, John C. Ritter, and 150,000 such shares to its Chief Technical Officer and Senior Vice President, Timothy D. Fehr. These shares were issued pursuant to the Restricted Stock Grant Agreements that we entered into with Messrs. Ritter and Fehr in February, 2004.

     During the first quarter of 2004, we also commenced a private offering of 500,000 "unregistered" and "restricted" shares of our common stock to "accredited" investors only, at a price of $2.00 per share. In May, 2004, which is subsequent to the period covered by this Report, our Board of Directors resolved to close the offering after having sold a total of 462,333 shares, for gross proceeds of $924,666. As of the date of this Report, these shares have not been formally issued, although we expect that they will be issued in the next several days.

     We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and pursuant to various state exemptions.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     None; not applicable.

Item 5.   Other Information.
          ------------------

     None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

     31.1 - 302 Certification of Kraig Higginson

     31.2 - 302 Certification of R. Thomas Bailey

     32   - 906 Certification

     (b)  Reports on Form 8-K.

     Current Report on Form 8K-A3 regarding acquisition of Raser Technologies, Inc., a Utah corporation, and filed on January 23, 2004.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RASER TECHNOLOGIES, INC.

Date: 5-14-04                            /s/ Kraig Higginson
      -------------                      -------------------
                                         Kraig Higginson
                                         Chief Executive Officer and
                                         Director


Date: 5-14-04                            /s/ John C. Ritter
     -------------                       -------------------
                                         John C. Ritter
                                         President and
                                         Director

Date: 5-14-04                            /s/ R. Thomas Bailey
     -------------                       --------------------
                                         R. Thomas Bailey
                                         Treasurer and
                                         Director

Date: 5-13-04                            /s/ James E. Morton
     -------------                       -------------------
                                         James E. Morton
                                         Secretary and
                                         Director

Date: 5-14-04                            /s/ David W. West
     -------------                       -------------------
                                         David W. West
                                         Vice President and
                                         Director

Date: 5-15-4                             /s/ Fred Wenninger
     -------------                       -------------------
                                         Fred Wenninger
                                         Director

Date: 14 May 2004                        /s/ Timothy D. Fehr
     -------------                       ---------------------
                                         Timothy D. Fehr
                                         Chief Technical Officer, Senior V.P.