Form 10QSB
period 2004-06-30
RASER TECHNOLOGIES INC
filed 2004-08-13
CIK 1103078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                   FORM 10-QSB
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2004

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 For the transition period from ____________ to
             ____________

                           Commission File No. 0-30657

                           ---------------------------

                            Raser Technologies, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                    Utah                                         87-0638510
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                     Identification No.)

                      5152 North Edgewood Drive, Suite 375
                                Provo, Utah 84604
               (Address of principal executive offices, zip code)

                                 (801) 765-1200
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         There were 47,368,279 shares of the registrant's common stock, par value $0.01, on August 3, 2004.

    -------------------------------------------------------------------------

                            Raser Technologies, Inc.
                                   Form 10-QSB
                                Table of Contents


                                                                        Page No.
Part I       Financial Information

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2004
             and December 31, 2003                                             1

             Condensed Consolidated Statements of Income for the Three
             Months Ended June 30, 2004 and June 30, 2003                      2

             Condensed Consolidated Statements of Income for the Six
             Months Ended June 30, 2004 and June 30, 2003                      3

             Condensed Consolidated Statements of Income for Cumulative
             From Inception through June 30, 2004                              4

             Condensed Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 2004 and June 30, 2003                      5

             Notes to Condensed Consolidated Financial Statements              6

Item 2.      Management's Discussion and Analysis or Plan of Operation         8

Item 4.      Controls and Procedures                                          17

Part II      Other Information

Item 2.      Changes in Securities                                            18

Item 4.      Submission of Matters to a Vote of Security Holders              19

Item 6.      Exhibits and Reports on Form 8-K                                 20

Signatures                                                                    22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            RASER TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets


                                                                       June 30, 2004
ASSETS                                                                 (Unaudited)      December 31, 2003
Current assets:
   Cash and cash equivalents                                           $     180,937    $         231,703
   Prepaid insurance                                                         123,613                    -
                                                                       -------------    -----------------

Total current assets                                                         304,550              231,703

Equipment, net                                                                72,424               31,682
Patents and trademarks                                                        38,218               28,137
Other assets                                                                   8,352                8,352
                                                                       -------------    -----------------

Total Assets                                                           $     423,544    $         299,874
                                                                       =============    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Convertible debenture                                               $     200,000    $               -
   Accounts payable                                                          173,602               69,439
   Accrued liabilities                                                        28,405               27,107
   Unearned Revenues                                                          30,000                    -
                                                                       -------------    -----------------
Total Current Liabilities                                                    432,007               96,546

Stockholders' equity:
   Common stock; $.01 par value; 100,000,000 shares
    authorized 47,368,279 and 46,306,000 shares issued
    and outstanding, respectively                                            473,682              463,060
   Additional paid in capital                                              3,831,383              816,089
   Deficit accumulated during the development stage                       (4,313,528)          (1,075,821)
                                                                       -------------    -----------------

Total stockholders' equity / (deficit)                                        (8,463)             203,328
                                                                       -------------    -----------------

Total liabilities and stockholders' equity                             $     423,544    $         299,874
                                                                       =============    =================

      See accompanying notes to condensed consolidated financial statements

                            RASER TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                              Three Months Ended June 30
                                                            2004                   2003
                                                      -------------------- -------------------

Revenue                                               $         10,000     $                 -

Operating expenses:
   General and administrative                                1,167,121                 188,678
   Research and development                                    193,726                  73,528
                                                      ----------------     -------------------
Total operating expenses                                     1,360,847                 262,206
                                                      ----------------     -------------------

Operating income / (loss)                                   (1,350,847)               (262,206)

Interest expense                                               200,833                   2,592
                                                      ----------------     -------------------

Income / (loss) before income taxes                         (1,551,680)               (264,798)

Income tax benefit                                                   -                       -
                                                      ----------------     -------------------

Net income / (loss)                                   $     (1,551,680)    $          (264,798)
                                                      ================     ===================


Loss per common share - basic and diluted             $          (0.03)    $             (0.01)
                                                      ================     ===================

Weighted average common shares - basic and diluted          47,002,000              38,950,000
                                                      ================     ===================


      See accompanying notes to condensed consolidated financial statements

                            RASER TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                               Six Months Ended June 30
                                                            2004                   2003
                                                      ----------------     -------------------
Revenue                                               $         10,000     $                 -

Operating expenses:
   General and administrative                                2,222,449                 318,484
   Research and development                                    824,425                  40,100
                                                      ----------------     -------------------
Total operating expenses                                     3,046,874                 358,584
                                                      ----------------     -------------------

Operating income / (loss)                                   (3,036,874)               (358,584)

Interest expense                                               200,833                   2,546
                                                      ----------------     -------------------

Income / (loss) before income taxes                         (3,237,707)               (361,130)

Income tax benefit                                                   -                       -
                                                      ----------------     -------------------

Net income / (loss)                                   $     (3,237,707)    $          (361,130)
                                                      ================     ===================

Loss per common share - basic and diluted             $          (0.07)    $             (0.01)
                                                      ================     ===================

Weighted average common shares - basic and diluted          46,734,000              38,950,000
                                                      ----------------     -------------------


      See accompanying notes to condensed consolidated financial statements

                            RASER TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                   Cumulative Amounts Since Date
                                                   of Inception October 28, 2002
                                                   -----------------------------
Revenue                                                   $           10,000

Operating expenses:
   General and administrative                                      3,088,081
   Research and development                                        1,463,136
                                                          ------------------
Total operating expenses                                           4,551,217
                                                          ------------------

Operating income / (loss)                                         (4,541,217)

Interest expense                                                     481,641
                                                          ------------------

Loss before income taxes                                          (5,022,858)

Income tax benefit                                                         -
                                                          ------------------

Net loss                                                          (5,022,858)

Beneficial conversion feature on preferred stock                    (611,784)
                                                          ------------------

Net income / (loss) applicable to common stockholders     $       (5,634,642)
                                                          ==================

     See accompanying notes to unaudited consolidated financial statements.

                            RASER TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Six Months Ended June 30
                                                                   2004                   2003
                                                          ------------------    --------------------
Cash flows from operating activities:
   Net loss                                               $       (3,237,707)   $           (361,130)
   Adjustments to reconcile net income to net cash
      used in operating activities
      Depreciation expense                                             5,968                       -
      Loss on disposal of assets                                         318                       -
      Common stock issued for services                             1,781,250                       -
      Beneficial conversion feature                                  200,000                       -
      Increase in prepaid insurance                                 (123,612)                      -
      Increase in accounts payable                                   104,163                  53,266
      Increase in accrued liabilities                                  1,298                     432
      Increase in unearned revenues                                   30,000                       -
                                                          ------------------    --------------------

            Net cash used in operating activities                 (1,238,323)               (307,432)
                                                          ------------------    --------------------

Cash flows from investing activities:
   Increase in patents                                               (10,081)                   (188)
   Purchase of property and equipment                                (47,028)                      -
                                                          ------------------    --------------------

            Net cash used in investing activities                    (57,109)                   (188)
                                                          ------------------    --------------------

Cash flows from financing activities:
   Proceeds from convertible debenture                               200,000                       -
   Proceeds from convertible related party notes payable                   -                 270,000
   Proceeds from member contributions                                      -                  81,337
   Proceeds from the sale of common stock                          1,044,666                       -
                                                          ------------------    --------------------

            Net cash provided by financing activities              1,244,666                 351,337
                                                          ------------------    --------------------

Net increase / (decrease) in cash                                    (50,766)                 43,717

Cash and cash equivalents, beginning of period                       231,703                   5,265
                                                          ------------------    --------------------

Cash and cash equivalents, end of period                  $          180,937    $             48,982
                                                          ==================    ====================


      See accompanying notes to condensed consolidated financial statements

                            RASER TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Basis of Presentation

         The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

Net Loss Per Common Share

         Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of common stock options and warrants, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. 100,000 shares of common stock issuable upon conversion of the convertible debenture and 100,000 shares of common stock issuable upon exercise of warrants that will be issued upon conversion of the debenture were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

Stock Based Compensation

         In March, 2004, our Board of Directors adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan, and in May 2004, our stockholders adopted the Amended Plan (the "Plan"). The Plan was adopted to enable the Company (1) to grant a wider range of stock incentive awards, including stock appreciation rights, performance shares and performance units,
(2) to provide an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares, 3% of the outstanding shared on the first of each fiscal year, or an amount determined by the Board, and (3) to provide optional non-employee directors with automatic, nondiscretionary annual stock option grants. As of June 30, 2004, the Company was authorized to issue up to 1,750,000 shares of common stock pursuant to the Plan. The Plan provides for the grant of stock options, restricted stock awards, stock appreciation rights, performance shares and performance units.

     The Company accounts for its stock-based employee compensation issued to directors, officers and employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for

Stock Issued to Employees, and related interpretations, and has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized in the financial statements when options granted under the plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the quarter ended June 30, 2004 the Company granted stock options totaling 860,000 shares to its employees, directors and service providers. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value based method to stock-based employee compensation in each period.


                                             3 months ended June 30            6 months ended June 30
                                               2004            2003             2004             2003
                                         -----------------   ------------   ----------------- --------------
Net loss as reported                     $      (1,551,680)  $  (264,798)   $    (3,237,707)  $     (361,130)
Add:  Stock-based employee
   compensation expense included in
   reported net income, net of related
   tax effects                                           -              -                 -                -
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax
   effects                                      (1,783,682)             -        (1,783,682)               -
                                         -----------------   ------------   ---------------   --------------
Pro forma net loss                       $      (3,335,362)  $   (264,798)  $    (5,021,389)  $     (361,130)
                                         -----------------   ------------   ---------------   --------------
Loss per share
     Basic - as reported                 $            (.03)  $       (.01)  $          (.07)  $         (.01)
     Basic - pro forma                   $            (.07)  $       (.01)  $          (.11)  $         (.01)
     Diluted - as reported               $            (.03)  $       (.01)  $          (.07)  $         (.01)
     Diluted - pro forma                 $            (.07)  $       (.01)  $          (.11)  $         (.01)

Convertible Debenture

         On June 2, 2004, we issued $200,000 in Debentures designed as 5% Senior Subordinated Convertible Debentures ("Debentures") with principal and interest due at the earlier of (a) 180 days from the date of issuance, or (b) five (5) days after effectiveness of a registration statement under which the Investor would have piggy-back rights. The debtholder has the option of converting the Debentures into shares of our common stock at a fixed price of $2.00 per share. Because the conversion price of the debenture was below the market price of approximately $4.70 on June 2, 2004, the Company recorded a beneficial conversion feature of $200,000, thus resulting in additional interest expense of $200,000 and an effective interest rate of 105%. In addition, we will issue to the debtholder a warrant to purchase one (1) share of common stock for every one
(1) share issuable upon conversion at an exercise price of $3.50 per share. The warrants will have a term of three (3) years and a cash-only exercise provision. Subject to certain conditions, the shares issuable upon conversion and warrants shall have piggy-back registration rights.

Subsequent Event

         On July 23, 2004, the Company received approximately $1.86 million from a private placement sale of approximately 2,000 shares of preferred stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

         This section of our quarterly report should be read in conjunction with the accompanying Combined Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers' or partners', future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, without limitation, statements concerning our expectations, beliefs or intentions regarding our ability to develop products and technologies acceptable to industry, establish and maintain relationships with licensees and other users of our technology and products and raise capital, as well as our research and development expenses, our initial customer funding, and the adequacy of our capital resources to fund operations and growth. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and under the caption "Factors That May Affect Future Results" of this section and elsewhere in this quarterly report.

         Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this quarterly filing to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission (the "SEC").

         Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under "Company-Investor Relations-SEC Filings," as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Our Internet website address is http://www.rasertech.com Information on our website does not constitute a part of this Quarterly Report on Form 10-QSB.

Plan of Operation
-----------------

         As of the first quarter of 2004, the Company's average cash expenditures were approximately $150,000 per month. This expenditure rate increased to approximately $270,000 per month during the second quarter of 2004. This second quarter expenditure rate includes $81,200 per month paid to The Monitor Group for consulting services, which are anticipated to be a one-time expense. The increase in expenditure rate in the second quarter is primarily the result of additions to staffing levels in engineering, sales and marketing to support increased technology testing, product design and customer engineering and support, as well as increased spending for protection of our intellectual property. The company anticipates these staffing and intellectual property spending increases will continue throughout the third and fourth quarters. These changes are expected to increase the Company's average monthly operating expenditures to a range of $200,000 to $300,000 for the remainder of the year.

         For the quarter ended June 30, 2004, the Company's recorded net loss was $1,551,680. For the six months ended June 30, 2004, the Company recorded a net loss of $3,237,707. In the six months ended June 30, 2004 the company recorded non-cash compensation expense to Mr. John Ritter and Mr. Timothy Fehr of $1,451,250 (250,000 shares at the closing market price on February 23, 2004 or $3.15 per share, 62,500 shares at the closing market price on May 3, 2004 or $3.30 per share and 150,000 shares at the closing market price on February 25, 2004 or $3.05 per share).

         The Company's commercialization strategy incorporates a "Test Demonstration Program". Motor manufacturers interested in incorporating the Company's advanced motor technology can apply for a demonstration of the Company's technology specific to the customer's motors and application(s). The Test Demonstration Program provides performance evaluation and conditional disclosure of its technology under confidential non-disclosure agreements. This process provides quantification of the performance improvements through testing of the technology installed in specific customer motors and applications. The Test Demonstration Program includes four main phases. (1) In the first phase or "Paper Test", a manufacturer submits current specifications of a selected motor. Raser's engineers then provide a "paper test" or comparison of the customer's current motor performance to the predicted Symetron(TM) Enhanced performance. If this Paper Test shows sufficient performance improvements, then advancing to the next test phase is justified and may be recommended. (2) The second phase or "Installation Test" is the physical installation of the Company's technology into the manufacturer's selected motor(s). This can happen via modification of an existing motor or fabrication of a demonstration motor. The manufacturer would provide selected motors and adequate documentation to facilitate installation. (3) In phase three, the enhanced motor would be sent to an independent accredited testing lab and/or the manufacturer's own testing facility. All tests require non-disclosure agreements. Prior to testing, the Company and the manufacturer would jointly develop a test protocol based on the Company's recommendations and the manufacturer's test objectives. Results of the test will be held confidential and be made available to the manufacturer. (4) Phase four includes a written analysis and review. At this point the manufacturer may conduct its own additional testing or field-testing by installing the test motor into working applications.

         The company expects initial customer revenue, either through direct customer contracts or licensing agreements, to be received in the third or fourth quarter of 2004. This revenue, in the range of $2,000,000 in the later part of 2004, together with a recently completed private offering of approximately $1,860,000 and approximately $3,000,000 in additional funding through a private offering to accredited investors only, expected in August 2004, (the "Financing Transaction"), is anticipated to provide the necessary liquidity to fund current Company operations as well as the aforementioned planned growth. For 2005 and beyond, the company expects that license revenue from customer licenses and direct contracts will provide sufficient liquidity to fund Company operations. However, if the license revenue we generate in 2005 is insufficient to fund our cash requirements, we will need to raise additional capital through debt or equity financings, which subjects us to the risk that we may be unable to raise such capital or, if we are, the terms may be dilutive to our stockholders.

         Capital spending in the range of $300,000 is anticipated over the remaining six months of 2004. If customer support or testing requirements do not materialize as rapidly as planned, the Company will modify and delay its growth and capital expenditure plans.

Factors That May Affect Future Results

         Set forth below and elsewhere in this quarterly report on Form 10-QSB, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We have limited operating experience, are not currently profitable, expect to continue to incur net losses in the foreseeable future, and may never achieve or maintain profitability. If we cannot achieve and maintain profitability, our stock price could decline.

         We are a research and development company with a limited operating history, and from our inception in October 28, 2002, we have had very limited revenue from operations. Our early stage of development means that there is limited historical information available upon which you can base your evaluation of our business and prospects and that we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the market we are addressing is very competitive and rapidly evolving. You should consider and evaluate our business and prospects in light of the risks, expenses, challenges and uncertainty that we face as an early stage company seeking to develop new technology and products in a competitive and rapidly evolving market.

         Since our inception, we have incurred significant net losses, including a net loss of $1,551,680 for the quarter ended June 30, 2004. As a result of ongoing operating losses, we had an accumulated deficit of $4,313,528 as of June 30, 2004. Our losses have resulted principally from research and development and general and administrative expenses associated with our operations. We expect to incur substantial losses for the foreseeable future. We cannot assure you that we will be able to successfully develop new technology or products, or if developed, that this technology or any products will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses for research and product development, manufacturing and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We will need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, if at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

         o develop commercially viable technology by designing and engineering the Symetron (TM) motor, controller and charging systems technology for license on a commercial scale;

         o alone, or with our partners, convince our customers of the benefits of our technology or products, if any;

         o establish relationships with motor manufacturers, automobile manufacturers, the military, government, aerospace original equipment manufacturers and other systems integrators for the license or sale of our products, if any;

         o avoid infringing and successfully defend any allegations of infringing the intellectual property rights of others;

         o    comply with applicable governmental regulations; and

         o    hire, train and retain qualified personnel.

We may be unable to successfully license our intellectual property or technology. If we cannot successfully license our intellectual property, we will not be able to generate revenues, our stock price would decline and we may be unable to continue operating.

         Our current business strategy is based almost entirely upon the licensing of our intellectual property or technology, specifically Symetron(TM), to other electric motor manufacturers, suppliers and system integrators. We have no other current long-term business strategy. If we are unable to successfully license our intellectual property or technology to these businesses or others, we will be unable to generate revenues under our current business model, our stock price would decline, we may be unable to continue operating or would be required to develop a new business strategy.

We may be unable to successfully obtain research and development funding opportunities from military and government programs. If we cannot successfully obtain research and development funding opportunities from military and government programs, we may not be able to generate near term revenues sufficient to sustain our long term licensing strategy, our stock price would decline and we may be unable to continue operating.

         Our near term strategy includes research and development funding opportunities from military and government programs. If we cannot successfully obtain research and development funding opportunities from military and government programs, we will not be able to generate near term revenues to sustain our long term licensing strategy, our stock price would decline and we may be unable to continue operating or would be required to develop a new business strategy.

We will need to raise additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements or build our business.

         On July 22, 2004, we consummated the Financing Transaction in which we raised approximately $2,080,000 (before aggregate expenses of the offering estimated at $220,000). We currently anticipate that the net proceeds of our recent financing transaction, together with our current cash, will be sufficient to meet our anticipated operating and capital requirements to fund the development of the motor technology. Our future capital needs depend on many factors, including the timing of our development efforts and the successful commercial licensing of our technology. We will need to raise additional capital to further develop and market our technology and continue our operations. We may raise capital through a variety of sources, including the public equity market, private financings and debt. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements or build our business. Moreover, the terms of the preferred stock issued in the Financing Transaction entitle the holders of our preferred stock to convert their shares of preferred stock into approximately 285 shares of our common stock, at an effective price per share of $3.50. In the event that we issue securities to raise additional capital at a price less than $3.50 per share, then the holders of our preferred stock would be able to convert their shares of preferred stock into an even greater number of shares of our common stock, in which case our stockholders could experience significant incremental dilution from the additional shares issuable upon conversion of such preferred stock that could be sold into the public market.

         Our independent auditor's report on our audited financial statements for the calendar year ended December 31, 2003 had contained a statement that our lack of revenue generating activities and our losses raised substantial doubt about our ability to continue as a going concern. While our auditor removed the going concern qualification from its report in August 2004, we are still in the research and development phase and in the event that we are unable to raise sufficient, or generate sufficient revenue, to fund our business and operations future auditor's reports could contain a similar going concern qualification.

We are deploying new technology and, as a result, we have not yet commercially licensed our technology nor developed any commercially available products and we may not be able to successfully develop other technology or products.

         Our Symetron (TM) motor and controller technology is new and unproven and we are still in the early stages of investigating the feasibility of using our technology in automotive, industrial and military/aerospace applications. In addition, our technology has not yet been durability tested for long-term applications and we can provide no assurance that it will prove suitable for automotive, industrial and military/aerospace applications. Our potential products require significant and lengthy product development efforts, and to date, we have not developed any commercially available products. During our product development process, we may experience technological issues that we may be unable to overcome. Because of these uncertainties, none of our potential technology may be commercially licensed. If we are not able to successfully license our Symetron (TM) motor technology, we will be unable to generate revenue or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our technology to obtain licensing revenue and achieve profitability.

     Even if our Symetron (TM) motor technology is a technical success, we may not successfully develop licensing arrangements with potential customers or commercially viable products on a timely basis, if at all. It may be years before our technology is proven viable for automotive, industrial and military/aerospace applications, if at all, and even longer before we have licensing arrangements in place. Superior competitive technologies may be introduced or potential customer needs may change resulting in our technology or products being unsuitable for commercialization. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new technology into the marketplace that we are able to successfully commercialize. If we are unable to cost effectively achieve commercial acceptance of our technology, our business will be materially and adversely affected. Even if our potential technology achieves commercial acceptance, if the size of the potential markets for our technology is not sufficient, we will be unable to generate significant revenue or achieve profitability.

Technological advances in our industry could render our technology and products obsolete, which would harm our business.

         Our failure to further refine our technology and develop and introduce new products could cause our technology to become obsolete, which would harm our business. Our industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the industry and to effectively compete in the future. Our development efforts may be rendered obsolete by the technological advances of others and other technologies may prove more advantageous than our technology, including advances developed internally by our potential customers and partners.

We face competition from companies in multiple industries, as well as from the internal efforts of potential partners and, if we fail to compete effectively, our business would suffer.

         The market for electric motors and motor controllers is intensely competitive. We believe our potential technology will face significant competition from existing manufacturers in our current target markets, including large motor and automobile manufacturers. We may also face significant competition from our future partners. If our potential partners improve or develop technology that competes directly with our technology, our business would be harmed. We also face numerous challenges associated with overcoming the following:

         o Size and resources. Our competitors, as well as our potential partners, may have access to substantially greater financial, engineering, manufacturing and other resources than we do, which may enable them to react more effectively to new market opportunities.

         o Name recognition. Many of our competitors and potential partners have greater name recognition and market presence than we do, which may allow them to market themselves more effectively to new customers or partners.

         o Access to information. Our potential partners may have better access to information regarding their own manufacturing processes, which may enable them to develop electric motor and motor control products that can be more easily incorporated into the partners' products.

If we do not compete successfully, our ability to develop and license our technology could be harmed and our business could suffer.

         In addition, our management, although experienced with technology development and technology sales, has no specific experience in the sale of electrical motors for automotive, industrial and military / aerospace applications. This lack of experience may make it more difficult to establish the contacts and relationships necessary to successfully license our technology or market any products in those markets.

We need to continue to improve or implement our systems, procedures and controls, which may strain our resources and distract management.

         As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are currently reviewing and further documenting our internal control procedures. However, the guidelines for the evaluation and attestation of internal control systems have only recently been finalized, and the evaluation and attestation processes are new and untested. Therefore, we can give no assurances that our systems will satisfy the new regulatory requirements. In addition, in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.

We rely on highly skilled personnel and the loss of key personnel or the inability to attract, train, and retain key personnel could have a negative effect on our business.

         We believe our future success will depend to a significant extent on the continued service of our executive officers and other key personnel. We do not have key person life insurance for any of our executive officers or other employees. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Our future success also depends on our ability to attract, train, retain and motivate highly skilled technical personnel. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. We may not be successful in attracting, training, retaining and motivating personnel in the future, which would impair our ability to maintain and grow our business.

We rely on our intellectual property rights, and our inability to protect these rights could impair our competitive advantage, divert management attention, require additional development time and resources or cause us to incur substantial expense to enforce our rights, which could harm our ability to compete and generate revenue.

         Our success is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on our Symetron
(TM) motor and controller. However, we cannot be certain that our pending patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patents that we may seek for our current and future technologies may not be issued. The contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information disclosed to the public. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our technology or products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to proprietary information underlying our licensed applications which they may improperly appropriate. Additionally, our competitors may independently design around patents and other proprietary rights we hold.

         Policing unauthorized use of our technology may be difficult and some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

If third parties assert that our technologies or products infringe their intellectual property rights, our reputation and ability to license our technology or sell any products could be harmed. In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.

         We expect that we may be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. If third parties assert that our current or future products infringe their proprietary rights, there could be costs associated with defending these claims, whether the claims have merit or not, which could harm our business. Any future claims could harm our relationships with existing customers and may deter future customers from licensing our products. In addition, in any potential dispute involving our intellectual property, our customers or distributors of our products could also become the target of litigation, which could trigger our indemnification obligations in certain of our license and service agreements. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

We could incur significant expenses if our products contain defects

         Products such as ours are subject to product liability lawsuits for any defects that they may contain. While we continually test our products for defects, defects in our products may be found in the future even after our products have been commercially introduced. Detection of any significant defects may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. Product defects could harm our business and have a material adverse effect on our results of operations. In addition, we may be subject to claims for damages related to product defects in the future. A material product liability claim could harm our business, result in unexpected expenses and damage our reputation.

Because our common stock is "penny stock," there may not be an active, liquid trading market for our common stock and you may have difficulty selling your shares.

         Our common stock is "penny stock" as defined in SEC Rule 3a51-1.
Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker and dealers effecting transactions in any penny stock for or with the account of a customer to provide the customer with a document disclosing the risks of investing in penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the customer's account. In addition, SEC Rule 15g-9 prohibits broker and dealers from selling penny stocks or effecting the purchase of penny stocks unless the broker or dealer has approved the investor's account for transactions in penny stocks by obtaining, among other things, information concerning the investor's financial situation, investment experience and investment objectives and making a determination as to whether transactions in penny stocks are suitable for the investor in accordance with SEC rules and regulations. Compliance with these requirements have made it difficult to establish an active, liquid trading market in our common stock, and you may have difficulty selling your shares. Historically, the public market for our common stock has been very limited. For example, our average weekly reported volume of trading in our common stock since January 2004 is approximately 45,000 shares per day.

         Our common stock currently trades on the Over the Counter Bulletin Board (OTC:BB). We have filed an application to be listed on the American Stock Exchange (AMEX). We do not know whether or when AMEX will approve our application. In addition, if AMEX approves our application, we cannot predict that an active, liquid trading market will develop or that the market will be able to sustain transactions by larger institutional investors. Accordingly, investors may have difficulty accumulating a significant position in our stock or in selling a substantial number of shares in a short period of time.

If securities or industry analysts do not publish research reports about our company, of if they make adverse recommendations regarding an investment in our stock, our stock price and trading volume may decline.

     The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about our business. We do not currently have and may never obtain research coverage by industry or securities analysts. If no industry or securities analysts commence coverage of our company, the trading price of our stock could be negatively impacted. In the event we obtain industry or security analyst coverage, if one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price would likely decline. If one or more of these analysts cease to cover us or our industry or fails to publish reports about our company regularly, our common stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline.

Stockholders that are neither directors nor officers will have little ability to influence the direction of our business.

         Our directors and officers collectively are holders of more than 51% of our common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

         In addition, sales of significant amounts of shares held by our directors and officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over the price they paid for our stock.

The market price for our common stock is volatile, and you may not be able to resell your shares at or above the price you paid for them.

         The public market for our common stock is limited. The stock markets in general have experienced significant price and trading volume fluctuations. This limited and volatile market environment may make it difficult for you to resell shares at or above the price you paid for them. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management's attention and resources. In this regard, our common stock has recently experienced significant volatility and we expect our common stock to experience extreme price and volume fluctuations in the future. The limited trading volume of our common stock has in the past, and will in the future, cause the stock price to fluctuate dramatically over short periods of time, and price levels of our common stock as with other technology companies in the past, may not bear any relation to our past or present operating results. In recent months, our stock price has increased to as high as $7.95 per share, and we cannot assure you that our stock price will continue to trade at current levels, that the current levels reflect the intrinsic value of the company or that our stock price will not decline in the future.

The large number of shares eligible for public sale could cause our stock price to decline.

         The market price of our common stock could decline as a result of the resale of shares of common stock issuable upon conversion of the preferred stock or upon exercise of the warrants issued in connection with the Financing Transaction. Pursuant to the terms of the Financing Transaction, we have agreed to register for resale 1.3 times the number of shares of common stock issuable upon conversion of the preferred stock and upon exercise of the warrants. Once registered, such shares will be eligible for sale without being subject to the volume limitations under Rule 144 under the Securities Act of 1933, as amended. The occurrence of such sales, or the perception that such sales could occur, would likely cause our stock price to decline.

Item 4. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures

         Based on evaluations as of June 30, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

        (b) Changes in internal controls

         There were no significant changes in our internal controls over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities.

         On July 2, 2004, we filed Articles of Amendment to our Articles of Incorporation to increase the number of authorized shares of capital stock from 55,000,000 shares of common stock to 105,000,000 shares of capital stock. We now have 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized for issuance under our Articles of Incorporation. This increase in the number of our authorized shares will permit our Board of Directors to issue additional shares of our capital stock, which may result in dilution for our existing shareholders.

         On July 2, 2004, we filed a Certificate of Designation of Preferences Rights and Limitations, or the Certificate, which designates the rights, preferences and privileges of our preferred stock under our Articles of Incorporation. Under the Certificate, shares of our preferred stock are entitled to cumulative dividends at the rate of 7% per annum payable quarterly beginning on September 1, 2004. We must pay these dividends in either cash or common stock, depending upon certain conditions. If we fail to pay these dividends as required under the Certificate, the amount past due incurs a late fee of 18% per year accrued daily, payable in cash. So, long as we have preferred stock outstanding, we will be limited on our ability to make any distributions on our common stock. If we were to liquidate, dissolve or wind-up, we would be required to distribute to the holders of our preferred stock an amount per share equal to the price per share paid by such holder plus all accrued but unpaid dividends. Though, the preferred stock has no voting rights, other than as required by Utah corporate law, we cannot take certain corporate actions that might impair the rights of the holders of preferred stock without the consent of the holders of the preferred stock outstanding. Each share of our preferred stock is convertible at the option of the holder at any time into approximately 285 shares of our common stock. This conversion right is subject to certain price-based antidilution protections. In particular, if we issue securities to raise capital at a price per share below $3.50 per share, then each share of preferred stock would convert into an even greater number of shares of our common stock, subject to certain exceptions. Upon the occurrence of certain triggering events, such as our failure to comply with the terms of the issuance of the preferred stock, each holder of preferred stock would have a right to redeem their shares of preferred stock at a price equal to at least 1.3 times the amount such holder paid for the preferred stock. These rights of the preferred stock are in preference to the rights of our common stock, which might have the effect of limiting the value of our common stock.

         On May 3, 2004 we issued 62,500 shares of our common stock to our President, John C. Ritter, pursuant to the restricted Stock Grant Agreements that we entered into with Mr. Ritter in February, 2004. These shares were valued at $3.30 per share as of May 3, 2004. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

         From February to June, 2004 we sold 522,333 shares of our common stock to certain "accredited" investors, at a price of $2.00 per share. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

         During the second quarter of 2004, we issued 860,000 shares under our Amended and Restated 2004 Long-Term Incentive Plan. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.

         On June 2, 2004, we issued $200,000 in Debentures designed as 5% Senior Subordinated Convertible Debentures ("Debentures") with principal and interest due at the earlier of (a) 180 days from the date of issuance, or (b) five (5) days after effectiveness of a registration statement under which the Investor would have piggy-back rights. The debtholder has the option of converting the Debentures into shares of our common stock at a fixed price of $2.00 per share. Because the conversion price of the debenture was below the market price of approximately $4.70 on June 2, 2004, the Company recorded a beneficial conversion feature of $200,000, thus resulting in additional interest expense of $200,000 and an effective interest rate of 105%. In addition, we will issue to the debtholder a warrant to purchase one (1) share of common stock for every one
(1) share issuable upon conversion at an exercise price of $3.50 per share. The warrants will have a term of three (3) years and a cash-only exercise provision. Subject to certain conditions, the shares issuable upon conversion and warrants shall have piggy-back registration rights.

         On July 22, 2004, we entered into a Securities Purchase Agreement to sell, in aggregate, up to $7,000,000 of preferred stock and warrants. Under the agreement, we agreed to sell and issue up to 7,000 shares of preferred stock and the aggregate subscription amount will be no less than $2,000,000 and no more than $7,000,000. The Stated Value is $1,000 per share of Preferred Stock. The Preferred Stock is convertible into common stock of the Company at a price of $3.50 per share. On the Closing Date of the sale of the shares and warrants, each purchaser will purchase (a) shares of preferred stock with an aggregate stated value equal to the purchaser's subscription amount, and (b) warrants to purchase up to a number of shares of common stock equal to 25% of the purchaser's subscription amount divided by $3.50, with an exercise price equal to 120% of the average of the five VWAPs immediately prior to agreement date. VWAP defines the method of determining the price based upon several factors including Trading Day, Trading Exchange and Closing Prices. Within 60 calendar days following the closing date of the sale of the shares and warrants, we will be required to file a shelf registration statement coving the resale of 130% of the Registrable Securities for an offering to be made on a continuous basis pursuant to Rule 415. In connection with the Agreement, we have entered into a Financial Advisory and Investment Banking Agreement pursuant to which we have agreed to pay an advisory fee ranging from 7% to 10% of all equity funds raised in the private markets. We are also required to issue Warrants to purchase 10% of the aggregate number of fully diluted shares of common stock into which any convertible securities which have been purchased in any financing, with the term of such warrants to be for a period of 5 years and the exercise price to be equal to the effective per share price paid by any financing sources or $8.55 per share. This agreement was the subject of Form 8-K filed by the Company on July 24, 2004.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

         On April 28, 2004, the holders of [33,092,000] shares of our outstanding common stock, approved by written consent, in accordance with
Section 16-10a-704 of the Utah Revised Business Corporations Act, the following:

         1. The adoption of our Amended and Restated 2004 Long-Term Incentive Plan.

         2. The adoption of an amendment to our Articles of Incorporation to increase the number of authorized shares of capital stock from 55,000,000 shares of common stock to 105,000,000 shares of capital stock divided into 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, with rights privileges and preferences to be set by our Board of Directors.

         3. The election of each of the following individuals to our Board of Directors to serve until our 2005 Annual Meeting of Shareholders, or until his successor has been elected and have been duly qualified:

                                      Name
                                ------------------
                                R. Thomas Bailey
                                Kraig T. Higginson
                                James E. Morton
                                John C. Ritter
                                Fred Wenninger
                                David West

Item 5.   Other Information.

     None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

         Exhibit
         Number      Description of Document
         -------     -----------------------

         2.1(A) Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

         3.1(B)      Articles of Incorporation of the Registrant.

         3.1A(C) Articles of Amendment to the Articles of Incorporation of the Registrant.

         3.1B Articles of Amendment to the Articles of Incorporation of the Registrant.

         3.1C(D) Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

         3.2         Amended and Restated Bylaws of the Registrant.

         4.1         Specimen Common Stock Certificate.

         4.2(E) Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

         4.3         Form of Debenture.

         10.1(F) Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

         10.2(G) Form of Warrant to Purchase Shares of the Registrant's Common Stock.

         10.3(H)     Amended and Restated 2004 Long Term Incentive Plan.

         10.4 Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

         31.1 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

         31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         A Incorporated by reference to Exhibit 2 filed with the registrant's Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

         B Incorporated by reference to Exhibit 3.1 filed with the registrant's Form 10-SB/A (File No. 000-30657) on June 1, 2000.

         C Incorporated by reference to Exhibit 3.2 filed with the registrant's Form 10-SB/A (File No. 000-30657) on June 1, 2000.

         D Incorporated by reference to Exhibit 10.5 filed with the registrant's Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

         E Incorporated by reference to Exhibit 10.5 filed with the registrant's Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

         F           Incorporated by reference to Exhibit 10.1, Exhibit 10.2,
                     Exhibit 10.3 and Exhibit 10.4 filed with the registrant's Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

         G Incorporated by reference to Exhibit 10.7 filed with the registrant's Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

         H Incorporated by reference to Appendix B filed with the registrant's Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.


     (b) Reports on Form 8-K.

              None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RASER TECHNOLOGIES, INC.
                                                (Registrant)


August 12, 2004                            /s/  Kraig Higginson
---------------                            --------------------
    (Date)                                 Kraig Higginson,
                                           Chief Executive Officer and Director

August 12, 2004                            /s/  William Dwyer
---------------                            ------------------
    (Date)                                 William Dwyer,
                                           Chief Financial Officer

                                  Exhibit Index

         Exhibit
         Number      Description of Document
         -------     -----------------------

         2.1(A) Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

         3.1(B)      Articles of Incorporation of the Registrant.

         3.1A(C) Articles of Amendment to the Articles of Incorporation of the Registrant.

         3.1B - Articles of Amendment to the Articles of Incorporation of the Registrant.

         3.1C(D) Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

         3.2         Amended and Restated Bylaws of the Registrant.

         4.1         Specimen Common Stock Certificate.

         4.2(E) Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

         4.3         Form of Debenture.

         10.1(F) Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

         10.2(G) Form of Warrant to Purchase Shares of the Registrant's Common Stock.

         10.3(H)     Amended and Restated 2004 Long Term Incentive Plan.

         10.4 Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

         31.1 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

         31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         A Incorporated by reference to Exhibit 2 filed with the registrant's Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

         B Incorporated by reference to Exhibit 3.1 filed with the registrant's Form 10-SB/A (File No. 000-30657) on June 1, 2000.

         C Incorporated by reference to Exhibit 3.2 filed with the registrant's Form 10-SB/A (File No. 000-30657) on June 1, 2000.

         D Incorporated by reference to Exhibit 10.5 filed with the registrant's Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

         E Incorporated by reference to Exhibit 10.5 filed with the registrant's Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

         F           Incorporated by reference to Exhibit 10.1, Exhibit 10.2,
                     Exhibit 10.3 and Exhibit 10.4 filed with the registrant's Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

         G Incorporated by reference to Exhibit 10.7 filed with the registrant's Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

         H Incorporated by reference to Appendix B filed with the registrant's Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.