Form 10KSB/A
period 2003-12-31
RASER TECHNOLOGIES INC
filed 2004-08-19
CIK 1103078

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB/A-1

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  000-30657
                                             ---------

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

     August 10, 2004 - $145,512. There are approximately 14,551,209 shares of common voting stock of the Company held by non-affiliates. There is no "established trading market" for the Company's securities, so these shares have been arbitrarily valued at par value of $0.01 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                             August 10, 2004

                                47,368,279

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

     This Form 10-KSB/A-1 is filed for the sole purpose of correcting certain non-material typographical errors and to indicate the removal of the "going concern" qualification from the independent auditors' report.

Item 7.  Consolidated Financial Statements.
         ----------------------------------

RASER TECHNOLOGIES, INC.
(A Development Stage Company)
Combined Consolidated Financial Statements
December 31, 2003 and 2002

                                                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Raser Technologies, Inc.


We have audited the accompanying combined consolidated balance sheet of Raser Technologies, Inc. (a development stage company), as of December 31,
2003 and 2002  and  the  related   combined   consolidated   statements  of
operations, stockholders' equity/members' deficit, and cash flows for the year ended December 31, 2003, for the period from October 28, 2002 (date of inception) to December 31, 2002 and the cumulative amounts from inception through December 31, 2003. These combined consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined consolidated financial statements. An audit also includes assessing the accounting
principles used and significant estimates made by  management,   as  well  as
evaluating  the  overall   financial   statement presentation.  We believe
that our audits  provide a  reasonable  basis for our opinion.

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


/s/TANNER + CO.


Salt Lake City, Utah
January 16, 2004, except
for Notes 2 and 10 as to
which the date is July 27,
2004

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                                           Combined Consolidated Balance Sheet

                                                                  December 31,
------------------------------------------------------------------------------
                                                        2003        2002

     Assets
Current Assets:
  Cash                                                $ 231,703    $  5,265
                                                      ---------    --------

  Equipment, net                                         31,682           -
  Patents and trademarks                                 28,137      17,272
  Other assets                                            8,352           -
                                                      ---------    --------
             Total assets                             $ 299,874    $ 22,537
                                                      =========    ========

     Liabilities and Stockholders' Equity and Members' Deficit

Current liabilities:
  Accounts payable                                    $  69,439    $      -
  Accrued liabilities                                    27,107      27,313
                                                      ---------    --------
             Total current liabilities                   96,546      27,313
                                                      ---------    --------
Stockholders equity and members' deficit:
  Series A Convertible Preferred stock, non-voting,
   non-cumulative, $.01 par value, 5,000,000 shares
   authorized; no shares issued and outstanding               -           -
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 46,306,000 and 38,950,000 outstanding,
   respectively                                         463,060     389,500
  Additional paid in capital                            816,089    (389,500)
  Members' deficit                                            -      (4,776)
  Deficit accumulated during the development stage   (1,075,821)          -
                                                       --------    --------
             Total stockholders equity and members'
             deficit                                    203,328      (4,776)
                                                       --------    --------
             Total liabilities and stockholders'
             equity and members' deficit               $299,874    $ 22,537
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
                                       ==========    ==========
See accompanying notes to combined consolidated financial statements.      F-2

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
      Combined Consolidated Statement of Stockholders' Equity/Members' Deficit

                     October 28, 2002 (Date of Inception) to December 31, 2002
                                      and for the Year Ended December 31, 2003
------------------------------------------------------------------------------
                                        Series A
                                    Preferred Stock       Common Stock
                                   Shares    Amount   Shares      Amount
Balance, October 28, 2002
(date of inception)                     - $       -             - $         -

Restated shares issued in reverse
acquisition                             -         -    38,950,000     389,500

Equity interests issued for:
  Cash                                  -         -             -           -
  Accounts payable and liabilities      -         -             -           -
  Services                              -         -             -           -
  Warrants issued for patent costs      -         -             -           -

Net loss                                -         -             -           -
                               ----------    ------    ----------  ----------
Balance, December 31, 2002              -         -    38,950,000     389,500

Equity interests issued for:
  Cash                                  -         -             -           -
  Warrants issued for patent costs      -         -             -           -
Net loss through date of
incorporation (July 18, 2003)           -         -             -           -

Common stock issued for restructure
of equity interests due to change in
Company's entity status                 -         -             -           -

Acquisition of Wasatch Web Advisors,
Inc.                                    -         -     2,298,714      22,987

Series A preferred stock issued for:
  Cash                            930,000     9,300             -           -

Common stock issued for:
  Conversion of debt primarily due
  from related parties                  -         -       540,000       5,400
  Conversion of Series A
  preferred stock                (930,000)   (9,300)    1,550,000      15,500
  Consulting services for
  reverse merger                        -         -     2,967,286      29,673

Net loss from date of incorporation
(July 18, 2003) through December
31, 2003                                -         -             -           -
                                 --------     -----    ----------  ----------
Balance at December 31, 2003            -    $    -    46,306,000  $  463,060
                                 ========    ======    ==========  ==========
[CONTINUED]
                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
       Combined Consolidated Statement of Stockholers' Equity/Members' Deficit

                                       October 28, 2002 (Date of Inception) to
                    December 31, 2002 and for the Year Ended December 31, 2003
------------------------------------------------------------------------------
                               Additional
                                Paid-in     Members'  Accumulated
                                Capital      Equity     Deficit     Total
Balance, October 28, 2002     $         - $         -  $        - $         -

Restated shares issued in
reverse acquisition              (389,500)

Equity interests issued for:
  Cash                                  -      14,634           -      14,634
  Accounts payable and liabilities      -     232,143           -     232,143
  Services                              -      94,147           -      94,147
  Warrants issued for patent costs      -       2,500           -       2,500

Net loss                                -    (348,200)          -    (348,200)
                               ----------  ----------  ----------  ----------
Balance, December 31, 2002       (389,500)     (4,776)          -      (4,776)

Equity interests issued for:
  Cash                                  -      81,337           -      81,337
  Warrants issued for patent costs      -       4,700           -       4,700

Net loss through date of incorporation
(July 18, 2003)                         -    (361,130)          -    (361,130)

Common stock issued for restructure
of equity interests due to change in
Company's entity status          (279,869)    279,869           -           -

Acquisition of Wasatch Web Advisors,
Inc.                              (22,987)          -           -           -

Series A preferred stock issued for:
  Cash                            920,700           -           -     930,000

Common stock issued for:
  Conversion of debt primarily due
  from related parties            534,600           -           -     540,000
  Conversion of Series A
  preferred stock                  (6,200)          -           -           -
  Consulting services for
  reverse merger                   59,345           -           -      89,018

Net loss from date of incorporation
(July 18, 2003) through December
31, 2003                                -           -  (1,075,821) (1,075,821)
                               ----------     -------  ----------  ----------
Balance at December 31, 2003   $  816,089     $     - $(1,075,821) $  203,328
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

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------
2.   Liquidity

The Company is a development stage company, has not had revenues from operations, has generated negative cash flow from operating activities, and has generated net losses. At December 31, 2003, the company had insufficient working capital to fund operations. The Company's liquidity is subject to obtaining necessary funding from outside sources and ultimately generating sufficient cash flow to sustain operations.

Subsequent to year-end, the Company raised $1.8 million (as discussed in note
10) and intends to raise additional funds through the sale of equity securities and obtain profitable operations from licensing its technology.

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

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's combined consolidated financial statements.
                                                                          F-17

                                                      RASER TECHNOLOGIES, INC.
                                                 (A Development Stage Company)
                           Notes to Combined Consolidated Financial statements
                                                                     Continued
------------------------------------------------------------------------------
10.  Subsequent  Event

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

     On July 23, 2004, the company received approximately $1.86 million from a private placement and sale of approximately 2,000 shares of preferred stock. This additional funding removed the doubts disclosed in note 2 about the company's ability to continue as a going concern.

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

14             Code of Conduct*

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
                                       RASER TECHNOLOGIES, INC.


Date: 8-18-04                         By /s/ Kraig Higginson
      -------------                      -------------------
                                         Kraig Higginson
                                         Chief Executive Officer and
                                         Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: 8-18-04                            /s/ Kraig Higginson
     -------------                       -------------------
                                         Kraig Higginson
                                         Chief Executive Officer and
                                         Director

Date: August 18, 2004                    /s/ John C. Ritter
     ----------------                    -------------------
                                         John C. Ritter
                                         President and
                                         Director

Date: August 18, 2004                    /s/ R. Thomas Bailey
     -------------                       --------------------
                                         R. Thomas Bailey
                                         Treasurer and
                                         Director


Date: 8-18-04                            /s/ David W. West
     -------------                       -------------------
                                         David W. West
                                         Vice President and
                                         Director

Date: August 18, 2004                    /s/ Timothy D. Fehr
     -------------                       ---------------------
                                         Timothy D. Fehr
                                         Chief Technical Officer, Senior V.P.