Form 10QSB
period 2004-09-30
RASER TECHNOLOGIES INC
filed 2004-11-09
CIK 1103078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                   FORM 10-QSB
(Mark One)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2004

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 For the transition period from ____________ to
             ____________

                          Commission File No. 000-30657

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

There were 48,431,419 shares of the registrant's common stock, par value $0.01, on November 4, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [ X ].

    -------------------------------------------------------------------------

                            Raser Technologies, Inc.
                                   Form 10-QSB
                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I    Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2004
          and December 31, 2003                                                1

          Condensed Consolidated Statements of Operations for the Three
          Months Ended September 30, 2004 and September 30, 2003               2

          Condensed Consolidated Statements of Operations for the Nine
          Months Ended September 30, 2004 and September 30, 2003               3

          Condensed Consolidated Statements of Operations,
          Cumulative from Inception through September 30, 2004                 4

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2004 and September 30, 2003               5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis or Plan of Operation            8

Item 3.   Controls and Procedures                                             17

Part II   Other Information

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 6.   Exhibits                                                            20

Signatures                                                                    22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            RASER TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets


                                                                          September 30, 2004
ASSETS                                                                    (Unaudited)         December 31, 2003
Current assets:
   Cash and cash equivalents                                          $          3,140,552    $            231,703
   Prepaid insurance                                                                87,362                       -
   Other Current Assets                                                              1,116                       -
                                                                      --------------------- -----------------------

Total current assets                                                             3,229,030                 231,703

Equipment, net                                                                     100,358                  31,682
Patents and trademarks                                                             107,183                  28,137
Other assets                                                                         8,352                   8,352
                                                                      --------------------- -----------------------

Total Assets                                                          $          3,444,923    $            299,874
                                                                      ===================== =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Convertible debenture                                              $            200,000    $                  -
   Accounts payable                                                                 80,094                  69,439
   Accrued liabilities                                                               8,916                  27,107
   Unearned Revenues                                                                10,000                       -
                                                                      --------------------- -----------------------
Total Current Liabilities                                                          299,010                  96,546

Stockholders' equity:
   Common stock; $.01 par value; 100,000,000 shares authorized                     475,307                 463,060
        47,530,700 and 46,306,000 shares issued and outstanding,
        respectively.
   Series B Convertible Preferred stock; $.01 par value, 5,000,000                      42                       -
        shares authorized, 4,240 shares issues and outstanding on
        September 30, 2004.
   Additional paid in capital                                                    8,919,772                 816,089
   Deficit accumulated during the development stage                             (6,249,208)             (1,075,821)
                                                                      --------------------- -----------------------

Total stockholders' equity / (deficit)                                           3,145,913                 203,328
                                                                      --------------------- -----------------------

Total liabilities and stockholders' equity                            $          3,444,923    $            299,874
                                                                      ===================== =======================


      See accompanying notes to condensed consolidated financial statements

                            RASER TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                               Three Months Ended September 30
                                                                                 2004                   2003
                                                                      --------------------- -----------------------

Revenue                                                               $          20,000       $                  -

Operating expenses:
   General and administrative                                                    1,540,946                 176,412
   Research and development                                                        415,708                 116,602
                                                                      --------------------- -----------------------
Total operating expenses                                                         1,956,654                 293,014
                                                                      --------------------- -----------------------

Operating income / (loss)                                                       (1,936,653)               (293,014)

Interest income                                                                      3,474                       -
Interest expense                                                                    (2,500)               (270,000)
                                                                      --------------------- -----------------------

Income / (loss) before income taxes                                             (1,935,679)               (563,014)

Income tax benefit                                                                       -                      -
                                                                      --------------------- -----------------------

Net income / (loss)                                                   $         (1,935,679)   $           (563,014)
                                                                      ===================== =======================

Dividends paid on preferred stock                                                  (19,839)                      -
Deemed dividend related to warrants issued with preferred stock and
beneficial conversion feature of preferred stock                                (4,240,500)                      -
                                                                      --------------------- -----------------------

Net loss applicable to common shareholders                            $         (6,196,018)   $           (563,014)

Loss per common share - basic and diluted                             $              (0.13)   $              (0.01)
                                                                      ===================== =======================

Weighted average common shares - basic and diluted                              47,472,000              38,950,000
                                                                      ===================== =======================


      See accompanying notes to condensed consolidated financial statements

                            RASER TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                             Nine Months Ended September 30
                                                                              2004                   2003
                                                                      --------------------- -----------------------

Revenue                                                               $             30,000    $                  -

Operating expenses:
   General and administrative                                                    3,763,395                 401,886
   Research and development                                                      1,240,133                 227,213
                                                                      --------------------- -----------------------
 Total operating expenses                                                        5,003,528                 629,099
                                                                      --------------------- -----------------------

Operating income / (loss)                                                       (4,973,528)               (629,099)

Interest income                                                                      3,474                       -
Interest expense                                                                  (203,333)               (272,592)
                                                                      --------------------- -----------------------

Income / (loss) before income taxes                                             (5,173,387)               (901,691)

Income tax benefit                                                                       -                       -
                                                                      --------------------- -----------------------

Net income / (loss)                                                   $         (5,173,387)   $           (901,691)
                                                                      ===================== =======================

Dividends paid on preferred stock                                                  (19,839)                      -

Deemed dividend related to warrants issued with preferred stock and
beneficial conversion feature of preferred stock                                (4,240,500)                      -
                                                                      --------------------- -----------------------

Net Loss Applicable to common shareholders                            $         (9,433,726)   $           (901,691)
                                                                      ===================== =======================



Loss per common share - basic and diluted                             $              (0.20)   $              (0.02)
                                                                      ===================== =======================

Weighted average common shares - basic and diluted                              46,982,000              38,950,000
                                                                      ===================== =======================


      See accompanying notes to condensed consolidated financial statements

                            RASER TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                             Cumulative Amounts
                                                                Since Date
                                                               of Inception
                                                              October 28, 2002
                                                           ---------------------
Revenue                                                    $             30,000

Operating expenses:
   General and administrative                                         4,629,027
   Research and development                                           1,878,844
                                                           ---------------------
Total operating expenses                                              6,507,871
                                                           ---------------------

Operating income / (loss)                                            (6,477,871)

Interest income                                                           3,474
Interest expense                                                       (484,141)
                                                           ---------------------

Loss before income taxes                                             (6,958,538)

Income tax benefit                                                            -
                                                           ---------------------

Net loss                                                             (6,958,538)
                                                           =====================

Dividends paid on preferred stock                                       (19,839)

Deemed dividend related to warrants
issued with preferred stock and
Beneficial conversion feature on preferred stock                     (4,852,284)
                                                           ---------------------

Net income / (loss) applicable to common stockholders      $        (11,830,661)
                                                           =====================

     See accompanying notes to unaudited consolidated financial statements.

                            RASER TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                             Nine Months Ended September 30
                                                                              2004                   2003
                                                                      --------------------- -----------------------
Cash flows from operating activities:
   Net loss                                                           $         (5,173,387)   $           (901,691)
   Adjustments to reconcile net income to net cash
      used in operating activities
      Depreciation expense                                                          10,484                       -
      Increase in Notes Payable                                                          -                  12,291
      Common stock and warrants issued for services                              2,994,790                       -
      Beneficial conversion feature                                                200,000                 270,000
      Increase in prepaid insurance                                                (87,363)                      -
      Increase in other assets                                                      (1,116)                 (8,403)
      Increase in accounts payable                                                  10,655                  21,099
      Decrease in accrued liabilities                                              (18,191)                      -
      Increase in unearned revenues                                                 10,000                       -
                                                                      --------------------- -----------------------

            Net cash used in operating activities                               (2,054,128)               (606,704)
                                                                      --------------------- -----------------------
Cash flows from investing activities:
   Increase in patents and trademarks                                              (79,045)                   (858)
   Purchase of property and equipment                                              (79,160)                 (6,048)
                                                                      --------------------- -----------------------

            Net cash used in investing activities                                 (158,205)                 (6,906)
                                                                      --------------------- -----------------------

Cash flows from financing activities:
   Proceeds from convertible debenture                                             200,000                       -
   Proceeds from convertible related party notes payable                                 -                 270,000
   Proceeds from member contributions                                                    -                  81,336
   Proceeds from the sale of preferred stock                                     3,896,355                 325,000
   Preferred Stock Dividend                                                        (19,839)                      -
   Proceeds from the sale of common stock                                        1,044,666                       -
                                                                      --------------------- -----------------------

            Net cash provided by financing activities                            5,121,182                 676,336
                                                                      --------------------- -----------------------

Net increase / (decrease) in cash                                                2,908,849                  62,726

Cash and cash equivalents, beginning of period                                     231,703                   5,265
                                                                      --------------------- -----------------------

Cash and cash equivalents, end of period                              $         3,140,552     $             67,991
                                                                      ===================== =======================

      See accompanying notes to condensed consolidated financial statements

                            RASER TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Basis of Presentation

         The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

Net Loss Per Common Share

         Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase common stock, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. 100,000 shares of common stock issuable upon conversion of the convertible debenture, 537,693 shares of common stock issuable upon exercise of warrants that were outstanding at September 30, 2004, 1,211,571 shares of common stock issuable upon conversion of Series B Preferred Stock and 910,000 employee stock options that were outstanding at September 30, 2004 were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

Stock Based Compensation

         In March, 2004, our Board of Directors adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan, and in May 2004, our stockholders adopted the Amended Plan (the "Plan"). The Plan was adopted to enable the Company (1) to grant a wider range of stock incentive awards, including stock appreciation rights, performance shares and performance units,
(2) to provide an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3) to provide optional non-employee directors with automatic, nondiscretionary annual stock option grants. As of September 30, 2004, the Company was authorized to issue up to 1,750,000 shares of common stock pursuant to the Plan. The Plan provides for the grant of stock options, restricted stock awards, stock appreciation rights, performance shares and performance units.

         The Company accounts for its stock-based employee compensation issued to directors, officers and employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized in the financial statements when options granted under the plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the quarter ended September 30, 2004 the Company granted options to purchase an aggregate of 50,000 shares to its employees, directors and service providers. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value based method to stock-based employee compensation in each period.


                                             3 months ended Sept. 30      9 months ended Sept. 30
                                               2004            2003              2004              2003
                                         ----------------- -------------- ------------------- ---------------
Net Loss applicable to common               ($ 6,196,018)    ($ 563,014)       ($ 9,433,726)     ($ 901,690)
shareholders as reported
Add:  Stock-based employee
   compensation expense included in
   reported net income, net of related
   tax effects                                         -              -                   -               -
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax
   effects                                      (143,252)             -          (1,926,934)              -
                                         ----------------- -------------- ------------------- ---------------
Pro forma net loss                          ($ 6,339,270)    ($ 563,014)      ($ 11,360,660)     ($ 901,690)
                                         ----------------- -------------- ------------------- ---------------
Loss per share
     Basic - as reported                          ($ .13)        ($ .01)             ($ .20)         ($ .02)
     Basic - pro forma                            ($ .13)        ($ .01)             ($ .24)         ($ .02)
     Diluted - as reported                        ($ .13)        ($ .01)             ($ .20)         ($ .02)
     Diluted - pro forma                          ($ .13)        ($ .01)             ($ .24)         ($ .02)

Convertible Debenture

         On June 2, 2004, we issued $200,000 in Debentures designated as 5% Senior Subordinated Convertible Debentures ("Debentures") with principal and interest due at the earlier of (a) 180 days from the date of issuance, or (b) five (5) days after effectiveness of a registration statement under which the debtholder would be entitled to "piggy-back" registration rights. The debtholder has the option of converting the Debentures into shares of our common stock at a fixed price of $2.00 per share. Because the conversion price of the debenture was below the market price of $4.70 on June 2, 2004, the Company recorded a beneficial conversion feature of $200,000, thus resulting in interest expense of $200,000 in addition to a nominal rate of 5%. In addition, we are required to issue to the debtholder a warrant to purchase one (1) share of common stock for every one (1) share issuable upon conversion with an exercise price per share equal to $3.50. The warrants will have a term of three (3) years and a cash-only exercise provision. Subject to certain conditions, the holder of the warrant is entitled to "piggy-back" registration rights with respect to the warrants and the underlying shares of common stock.

Preferred Stock

         During the third quarter we issued preferred stock designated as Series B Convertible Preferred stock; $.01 par value, 5,000,000 shares authorized, 4,240.5 shares issued and outstanding. This preferred stock issue was sold at a price of $1,000 per share. Each share is convertible at a price of $3.50 per share, so that one preferred share is convertible into 285.71 common shares. Fractional shares quantities are paid in cash at the conversion price. In the aggregate, we expect to issue 1,211,564 common shares as the preferred stockholders exercise their right to convert.

         The preferred stock carries a dividend rate of 7% and we have the option of paying this dividend in cash or common shares. To date, we have elected to pay the dividend in cash. A total of 302,893 cash only exercise warrants have been granted to preferred stockholders with an exercise price of $8.55 per common share. $3,896,355 was raised in this offering, net of financing charges. In connection with this offering, the Company recorded a deemed dividend related to warrants issued with the preferred stock and a beneficial conversion feature of the preferred stock for a combined total of $4,240,500. This amount was reflected as an additional net loss to compute net loss applicable to common shareholders.

         We issued 109,800 cash-only exercise warrants to the financing broker as payment in connection with this financing. These warrants have an exercise price of $8.55 per common share.

         On September 24, we filed with the SEC a Registration Statement on form SB-2 covering the resale of 2,671,110 shares of common stock pursuant to the terms of a certain Registration Rights Agreement entered into by us in connection with our recent equity financing.

Subsequent Events

         On October 6, 2004, our Registration Statement on Form SB-2 covering the resale of 2,671,110 shares of common stock, which was filed pursuant to certain registration rights held by investors who purchased shares of preferred stock in our recent equity financing, was declared effective by the SEC.

         On October 6, 2004, the holder of a 5% Senior Subordinated Debenture we issued on June 1, 2004 notified us of their election to exercise their option to convert to 100,000 shares of common stock. On November 4, 2004, the holder of cash only exercise warrants associated with the 5% Senior Subordinated Debenture notified us of their election to exercise the warrants and purchase 100,000 common shares at $3.50 per share, the exercise price.

         As of November 4, 2004, holders of approximately 60% of the outstanding preferred stock had converted their shares of preferred stock into 738,140 shares of common stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

         This section of our quarterly report should be read in conjunction with the accompanying Combined Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers' or partners', future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, without limitation, statements concerning our expectations, beliefs or intentions regarding our ability to develop products and technologies acceptable to industry, establish and maintain relationships with licensees and other users of our technology and products and raise capital, as well as our research and development expenses, our initial customer funding, our ability to manage our expected growth and to ensure the effectiveness of our internal controls, and the adequacy of our capital resources to fund operations and growth. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and under the caption "Factors That May Affect Future Results" of this section and elsewhere in this quarterly report.

         Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this quarterly filing to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.

         Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under "Company-Investor Relations-SEC Filings," as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC. Our Internet website address is http://www.rasertech.com Information on our website does not constitute a part of this Quarterly Report on Form 10-QSB.

Plan of Operation.
------------------

         During the third quarter, the monthly cash expenditure rate for operations decreased to $250,000 per month, from a rate of $270,000 per month in the second quarter. The decrease reflects the elimination of Monitor Group consulting services expenditures, offset by staffing additions, increased prototyping expenditures and a full quarter of insurance expenses.

         We have devoted considerable effort through the third quarter to identifying and developing appropriate independent test facilities to refine, characterize and further verify our technology. We anticipate significant progress in this work during the fourth quarter. The baseline data and experience gained through this activity should result in an improved understanding of our capabilities, and consequently, an improved value proposition for our potential customers.

         We had net investing activities of $101,000 in the third quarter to protect our intellectual property rights through patent and trademark applications, and to expand our capabilities for testing and development in our motor laboratory. This expenditure was $22,000 per month higher than the second quarter. Capital spending in the range of $100,000 is anticipated over the remaining three months of 2004 to improve our testing capabilities and add to our intellectual property protection. If customer support or testing requirements do not materialize as rapidly as planned, we will modify and delay our capital expenditure plans.

         With 60% of the outstanding shares of preferred stock now converted into shares of common stock, the quarterly dividend will be about $30,000 per quarter. Additional conversions would have the effect of reducing this cash dividend in future quarters.

         Based on our plans for spending in operations and investing, and assuming no further conversions of preferred shareholders, we expect the monthly cash needs to be in the range of $300,000 to $400,000 for the next six months.

         For the quarter ended September 30, 2004, our recorded net loss was $1,935,679. For the nine months ended September 30, 2004, our recorded net loss was $5,173,387. In the quarter ended September 30, 2004 we recorded non-cash compensation expense to Mr. William Dwyer of $768,829 (100,000 shares at the closing market price on July 6, 2004 or $6.59 per share). In addition, non-cash compensation expense to Mr. John Ritter and Mr. Timothy Fehr of $390,831 was recognized in the quarter, ($187,500 and $203,331 respectively).

         We expect initial customer orders, either through direct customer contracts, government contract awards, or licensing agreements, to be received either in the fourth quarter of 2004 or the first quarter of 2005. These orders, in the range of $2,000,000, together with a recently completed private offering of approximately $3,900,000 is anticipated to provide the necessary liquidity to fund current operations as well as the aforementioned planned growth for at least 12 months. For 2005 and beyond, we expect that license revenue from customer licenses and direct contracts will provide sufficient liquidity to fund our operations. However, if the license revenue we generate in 2005 is insufficient to fund our cash requirements, we will need to raise additional capital through debt or equity financings, which subjects us to the risk that we may be unable to raise such capital or, if we are, the terms may be dilutive to our stockholders.

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

We have limited operating experience, are not currently profitable, expect to continue to incur net losses in the near future, and may never achieve or maintain profitability. If we cannot achieve and maintain profitability, our stock price could decline.

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

         Since our inception, we have incurred significant net losses, including a net loss of $1,935,679 for the quarter ended September 30, 2004. As a result of ongoing operating losses, we had an accumulated deficit of $6,249,208 as of September 30, 2004. Our losses have resulted principally from research and development and general and administrative expenses associated with our operations. We expect to incur additional losses for the next several quarters. We cannot assure you that we will be able to successfully develop new technology or products, or if developed, that this technology or any products will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses for research and product development, manufacturing and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We may need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, if at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

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

     Our current long-term business strategy is based almost entirely upon the licensing of our intellectual property or technology, specifically Symetron(TM), to other electric motor manufacturers, suppliers and system integrators. We expect the sales cycle with respect to the license of our technology to be lengthy and there can be no assurance that we will achieve license sales in the time frames that we expect. If we are unable to successfully license our intellectual property or technology to these businesses or others, we will be unable to generate revenues under our current business model, our stock price would decline, we may be unable to continue operating or would be required to develop a new long-term business strategy.

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

         Our near term strategy includes research and development funding opportunities from military and government programs. If we cannot successfully obtain research and development funding opportunities from military and government programs, we may not be able to generate near term revenues to sustain our long term licensing strategy, our stock price could decline and we may be unable to continue operating or would be required to develop a new near-term business strategy.

We may need to raise additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements or build our business.

         On September 24, 2004, we consummated a preferred stock equity financing transaction in which we raised an aggregate of $4,240,500 (before aggregate expenses of the offering estimated at $344,000). Our future capital needs depend on many factors, including the timing of our development efforts and the successful commercial licensing of our technology. We may need to raise additional capital to further develop and market our technology and continue our operations. We may raise capital through a variety of sources, including the public equity market, private financings and debt.

         If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. For example, in our recent financing we issued preferred stock which included a 7% dividend, antidilution protection and a liquidation preference. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements or build our business.

         Our limited cash resources has in the past required us to rely heavily on equity compensation to hire and retain key personnel, and we expect this to continue in the future, which may result in significant non-cash compensation expenses.

         Our independent auditor's report on our audited financial statements for the calendar year ended December 31, 2003 had contained a statement that our lack of revenue generating activities and our losses raised substantial doubt about our ability to continue as a going concern. Based on the success of our preferred stock offering, our auditor removed the going concern qualification from its report in August 2004. We are still in the research and development phase and in the event that we are unable to raise sufficient capital, or generate sufficient revenue to fund our business and operations, future auditor's reports could contain a similar going concern qualification.

We are deploying new technology and, to date we have not yet commercially licensed our technology and we may not be able to successfully develop other technology.

         Our Symetron (TM) motor and controller technology is new and commercially unproven. We are still in the early stages of commercializing our technology in automotive, industrial and military/aerospace applications. Our technology has not yet been durability tested for long-term applications and we can provide no assurance that it will prove suitable for automotive, industrial and military/aerospace applications. Our potential product applications require significant and lengthy product development efforts, and to date, we have not developed any commercially available products. During our product development process, we may experience technological issues that we may be unable to overcome. Because of these uncertainties, none of our potential technology may be commercially licensed. If we are not able to successfully license our Symetron (TM) motor technology, we will be unable to generate revenue or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our technology to obtain licensing revenue and achieve profitability.

         Even if our Symetron (TM) motor technology is a technical success, we may not successfully develop licensing arrangements with potential customers or commercially viable products on a timely basis, if at all. It may be years before our technology is proven viable for automotive, industrial and military/aerospace applications, if at all, and even longer before we have licensing arrangements in place. Superior competitive technologies may be introduced or potential customer needs may change resulting in our technology or products being unsuitable for commercialization. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new technology into the marketplace that we are able to successfully commercialize. If we are unable to cost effectively achieve commercial acceptance of our technology, our business will be materially and adversely affected. Even if our potential technology achieves commercial acceptance, the size of the potential markets for our technology may prove to be insufficient to permit us to generate significant revenue or achieve profitability.

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

We need to continue to improve or implement our systems, procedures and controls, which may strain our resources.

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

We rely on key personnel and the loss of key personnel or the inability to attract, train, and retain key personnel could have a negative effect on our business.

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

         Our success is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on our key technologies. However, we cannot be certain that our pending patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patents that we may seek for our current and future technologies may not be issued.

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

We could incur significant expenses if products built with our technology contain defects.

         Products such as those built with our technology are subject to product liability lawsuits for any defects that they may contain. Detection of any significant defects may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. A material product liability claim could harm our business, result in unexpected expenses and damage our reputation.

We do not have an active, liquid trading market for our common stock and you may have difficulty selling your shares.

         Our common stock has been treated as a "penny stock" as that term is defined in SEC Rule 3a51-1. Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker and dealers effecting transactions in any penny stock for or with the account of a customer to provide the customer with a document disclosing the risks of investing in penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the customer's account.

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

         In the past, compliance with these requirements have made it difficult to establish an active, liquid trading market in our common stock, and you may have difficulty selling your shares. Historically, the public market for our common stock has been very limited. For example, the average reported volume of trading in our common stock over the August through October period was approximately 75,000 shares per day.

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

         Our directors, officers and other key employees collectively are holders of more than 51% of our common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and officers, or the prospect of such sales, could adversely affect the market price of our common stock. Management's concentrated stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over the price they paid for our stock.

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

         In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management's attention and resources. In this regard, our common stock has recently experienced significant volatility and we expect our common stock to experience price and volume fluctuations in the future. The limited trading volume of our common stock has in the past, and will in the future, cause the stock price to fluctuate dramatically over short periods of time.

         In this regard, our common stock has recently experienced significant volatility and our common stock may experience significant price and volume fluctuations in the future. The limited trading volume of our common stock has in the past, and may in the future, cause the stock price to fluctuate dramatically over short periods of time. Price levels of our common stock as with other technology companies in the past, may not bear any relation to our past or present operating results. In recent months, our stock price has increased to as high as $7.95 per share, and we cannot assure you that our stock price will continue to trade at current levels, that the current levels reflect the intrinsic value of the company or that our stock price will not decline in the future.

The large number of shares eligible for public sale could cause our stock price to decline.

     The market price of our common stock could decline as a result of the resale of shares of common stock issuable upon conversion of the preferred stock or upon exercise of the warrants issued in connection with the Financing Transaction. Pursuant to the terms of the Financing Transaction, we have registered for resale 1.3 times the number of shares of common stock issuable upon conversion of the preferred stock and upon exercise of the warrants. As the preferred shares are converted to common and warrants are exercised, the shares are eligible for sale without being subject to the volume limitations under Rule 144 under the Securities Act of 1933, as amended. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

     Approximately 3 million shares of common stock are currently free of Rule 144 restrictions, while the balance of the 48 million common shares that are currently issued and outstanding are subject to restrictions under Rule 144. Approximately 42 million shares of common stock will pass the one-year holding period of Rule 144 during the quarter ending on December 31, 2004. The removal of restricted stock legends and subsequent sale of these shares, or the perception that such sales could occur, may cause our stock price to decline.

Item 3.  Controls and Procedures

            (a) Evaluation of disclosure controls and procedures

            Based on evaluations as of September 30, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On July 24, 2004, we entered into a Securities Purchase Agreement (the "Agreement") to sell, in the aggregate, up to $7,000,000 of Preferred Stock and Warrants, pursuant to which an aggregate of 7,000 shares of Preferred Stock may be sold. The aggregate subscription amount was no less than $2,000,000 and no more than $7,000,000. The Stated Value is $1,000 per share of Preferred Stock. The Preferred Stock is convertible into common stock of the Company at a price of $3.50 per share.

         On September 14, 2004, an aggregate of 4,240.5 shares were sold to accredited investors. The total number of warrants issued was 302,893 at a cash-only exercise price of $8.55 per share, exercisable for 3 years from the registration date. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.

         On September 10, 2004 we issued to an independent contractor, performing services for us, a warrant to purchase 109,800 shares of common stock, with a cash only exercise price of $8.55 per share, exercisable for 3 years from the grant date. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.

         On August 2, 2004, we issued 100,000 shares of common stock to William Dwyer, our Chief Financial Officer, pursuant to the Restricted Stock Grant Agreement dated as of July 8, 2004. These shares were valued at $6.59 per share. This issuance was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof on the basis that the transaction did not involve a public offering.

         On August 2, 2004, we issued 62,500 shares of common stock to John C. Ritter, or President, pursuant to the Restricted Stock Grant Agreement dated February 23, 2004. These shares were valued at $3.15 per share. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

         We have granted 50,000 stock options during the third quarter under our 2004 Long Term Stock Incentive Plan at a weighted average exercise price of $7.28 per share. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     None; not applicable.

Item 6.   Exhibits.

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

         3.1B(I) Articles of Amendment to the Articles of Incorporation of the Registrant.

         3.1C(D) Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

         3.2(I)      Amended and Restated Bylaws of the Registrant.

         4.1(I)      Specimen Common Stock Certificate.

         4.2(E) Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

         4.3(I)      Form of Debenture.

         10.1(F) Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

         10.2(G) Form of Warrant to Purchase Shares of the Registrant's Common Stock.

         10.3(H)     Amended and Restated 2004 Long Term Incentive Plan.

         10.4(I) Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

         10.5 Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

         10.6 Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

         10.7 At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

         31.1 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

         31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

------------------------

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

         G Incorporated by reference to Exhibit 10.7 filed with the registrant's Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

         H Incorporated by reference to Appendix B filed with the registrant's Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

         I           Incorporated by reference to Exhibit 3.1B, Exhibit 3.2,
                     Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant's Form 10-QSB (File No. 000-30657) on August 13, 2004.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RASER TECHNOLOGIES, INC.
                                                  (Registrant)


November 5, 2004                       /s/  Kraig Higginson
----------------                       --------------------
    (Date)                             Kraig Higginson,
                                       Chief Executive Officer and Director

November 5, 2004                       /s/  William Dwyer
----------------                       ------------------
    (Date)                             William Dwyer,
                                       Chief Financial Officer