Form 10KSB
period 2004-12-31
RASER TECHNOLOGIES INC
filed 2005-02-18
CIK 1103078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-30657

RASER TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Utah	87-0638510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5152 North Edgewood Drive, Ste. 375 Provo, UT	84604
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 765-1200

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

$0.01 par value common stock

$0.01 par value Series B preferred stock

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year was $30,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days was $63,000.

The number of shares outstanding of Registrant’s common stock as of February 11, 2005 was 49,246,071 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THE “MANAGEMENT’S DISCUSSION AND ANALYSIS” SECTION IN PART II, ITEM 6 OF THIS REPORT, AND OTHER MATERIALS ACCOMPANYING THIS ANNUAL REPORT ON FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO OUR FUTURE PLANS, OBJECTIVES, EXPECTATIONS, INTENTIONS AND FINANCIAL PERFORMANCE AND THE ASSUMPTIONS THAT UNDERLIE THESE STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING THE FOLLOWING: PERFORMANCE AND EFFICIENCY OF OUR TECHNOLOGY; OUR EXPECTATIONS REGARDING PRODUCT DEVELOPMENT; ABILITY TO LICENSE OUR TECHNOLOGY; OUR EXPECTATIONS REGARDING OPERATING EXPENSES; OUR EXPECTATIONS REGARDING TECHNOLOGY LICENSE TERMS; RESEARCH AND DEVELOPMENT CAPABILITIES; OUR EXPECTATIONS CONCERNING RELATIONSHIPS WITH MANUFACTUERS, DISTRIBUTORS, AND RESELLERS; ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY; OUR CORPORATE STRATEGY; OUR EXEPCTATIONS REGARDING REVENUES FROM LICENSING FEES AND ROYALTY PAYMENTS; LEVELS OF CAPITAL EXPENDITURES; OUR EXPECTATIONS REGARDING GOVERNMENT REGULATION; COMMERCIAL ACCEPTANCE OF OUR TECHNOLOGY; STAFFING AND EXPENSE LEVELS; AND ADEQUACY OF OUR CAPITAL RESOURCES TO FUND OPERATIONS AND GROWTH. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE STATEMENTS. FOR A DETAILED DISCUSSION OF THESE RISKS AND UNCERTAINTIES, SEE THE “RISK FACTORS” SECTION IN PART II, ITEM 6 OF THIS ANNUAL REPORT ON FORM 10-KSB. RASER TECHNOLOGIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-KSB.

ITEM 1.	Description of Business

Overview

Raser Technologies, Inc., a Utah corporation (“Raser” and the “Company”) is a technology licensing company offering innovations in electromagnetic technology for both electricity-to-motion and motion-to-electricity applications. Our technology licensing offerings include alternating current (AC) induction motors, controllers, alternators, integrated starter alternators and generators along with other electromagnetic technologies in early stages of development. We offer our potential customers an opportunity to improve the performance of their systems through relatively minor changes to their existing mechanical systems and control strategies. Our technology also affords our potential customers the opportunity to consider new products that were previously not practical to produce. We continually search for new technologies to add to our intellectual property portfolio through our research and development efforts.

We have developed several innovations in electric motors and controllers that increase torque, power and efficiency. We call our technology developments SymetronTM and label motors enhanced by the technology as SymetronTM enhanced motors. We have also applied our technologies to alternators and generators, where the efficiency of these motion-to-electricity systems can be improved. We believe our technology will have an impact in several transportation markets, including rapidly emerging hybrid-electric vehicles, all-electric industrial traction, public transportation vehicles on wheels and rails, and recreational vehicle markets.

We plan to license our technology to motor and controller manufacturers, automobile makers, the military, government, aerospace original equipment manufacturers (“OEM’s”) and other systems integrators. In addition to charging a license fee for disclosure and use of our technology, we anticipate receiving royalty payments for each device produced using our technology. We may also choose to arrange for contract manufacturing of our products for specific market segments in order to accelerate the adoption of SymetronTM technology.

To date, the U.S. Patent Office has issued one patent to us in the area of resonant motor technology, U.S. Patent No. 6,847,186. We have eleven patents pending on a world-wide basis which define and develop the concepts of our core SymetronTM technologies.

Raser was formed on July 18, 2003 and organized under the laws of the State of Utah as a successor to Raser Technologies, LLC, a Utah limited liability company formed on October 28, 2002. On October 28, 2003, the company went public through a reverse merger with “Wasatch Web Advisors, Inc”. Raser currently has 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized.

Risk Factors

An investment in our common stock involves a high degree of risk. Investors are encouraged to carefully consider the information under “Risk Factors” below before making an investment decision in our common stock.

Moreover, investors should carefully consider that the public trading market for our common stock is limited and our common stock has recently experienced significant volatility and our common stock is likely to experience significant price and volume fluctuations in the future. The limited trading volume of our common stock has in the past and is likely in the future, to cause the stock price to fluctuate dramatically over short periods of time. Price levels of our common stock, as with other technology companies in the past, may not bear any relation to our past or present operating results or the underlying intrinsic value of the company. As a result, we cannot assure an investor that our stock price will continue to trade at current levels, that the current levels reflect the intrinsic value of the company or that our stock price will not decline in the future.

Industry Overview

Automotive Industry.

Growing global demand for power and transportation has met with an increasing concern over the use of fossil fuels. These conflicts are borne out in the news in the form of rising fuel prices, Middle Eastern conflicts and environmental concerns such as air and noise pollution. Consumers are demanding vehicles that provide greater fuel economy for cost savings, and governments are supporting moves toward energy independence.

The transportation industry is responding with incremental moves to create more fuel efficient vehicles and an emerging trend toward hybrid-electric vehicles. There is a continual move toward size reduction of vehicle systems in order to generate primary and secondary weight savings which can provide greater passenger comfort or fuel savings. A desire for higher power density, more torque from a lighter weight motor system, is the goal in a vehicle’s drive train.

As auto makers and system integrators began applying electric motors to vehicles, they found that the standard industrial electric motors available at the time lacked sufficient power for launch assist and acceleration. Stimulated by this movement toward electric vehicles, several companies have begun to adopt permanent magnet motor designs in order to obtain improved performance in spite of higher manufacturing cost, scarce raw materials and worrisome failure modes.

Some recent introductions of hybrid-electric vehicles include the following:

•	The 2004 Toyota Prius, (car of the year at the 2004 New York Auto Show),

•	The 2004 Honda Civic Hybrid,

•	The 2005 Lexus RX400H Hybrid, (the number one pre-ordered vehicle in the history of Lexus), and

•	The 2005 Ford Escape Hybrid (2005 North American truck of the year).

The consumer trend toward more comforts in transportation continues to manifest itself in sound systems, navigation systems and other powered features that increase demand on the vehicle’s power infrastructure. Greater efficiency from an alternator is a goal consistent with a need for more power while producing less drag on the engine. Consistent with the trend toward viewing vehicles as power sources, General Motors has announced the Silverado Contractor Truck for 2005. This truck takes advantage of an integrated starter alternator (ISA) technology which allows the owner to use the truck as a power generator.

Several automotive companies have reduced their research and development capabilities, in a trend that leads them to rely increasingly on their supply chain for product and process innovations.

Public Transportation.

Governments have accelerated efforts to provide clean and cost-effective solutions to public transportation (buses, trolleybuses, rail systems and water ferries), with several entities turning to hybrid electric or all electric public transportation systems. This trend can be seen in municipal electric rail systems and hybrid electric buses saving not only fuel consumption, but reducing maintenance and operating costs. Rail transportation that currently uses Direct Current (DC) electric motors are converting to Alternating Current (AC) electric motors. Electric vehicles for public transportation meet the need to reduce urban congestion while reducing air and noise pollution.

There is an emerging trend in this market to redesign the traditional bus to take advantage of an all electric drive train as opposed to the traditional internal combustion engine and its traditional drive train.

Industrial Vehicles.

The trend in the industrial vehicles industry, which includes fork trucks, earth-moving and construction equipment, is to move toward all electric vehicles in order to reduce the fumes and heat generated by vehicles that frequently operate in confined spaces and in close proximity to people. A constraint on the advancement of electric vehicles is the size and weight of the batteries required to provide the power and range desired for effective operation of the vehicles. A need for higher torque and more efficient motors is evident.

Recreational Vehicles.

From marine vehicles to motorcycles to golf carts, there is an emerging trend in this industry that is favorable to an electric drive train solution. Perhaps the most widely publicized opportunity is the operation of snowmobiles in Yellowstone National Park, where the need for safe, quiet and clean vehicle operation has received nationwide attention. The demand for quiet, reliable outdoor recreational vehicles is increasing as consumers become aware of the increased satisfaction from the quiet alternative.

Military.

As the military transforms itself into a lighter weight, more mobile fighting force, the need for compact, highly efficient power consumption and power generation will be critical. Military wheeled vehicles are trending toward hybrid electrical power systems that will allow for extended operation without the noise of an internal combustion engine, and the ability to generate power directly from the engine using an Integrated Starter Alternator / Generator, (ISA). The advantages of this system to the military include a more effective rapid deployment force as the need to transport separate power generation units is diminished. In essence, the military vehicle not only maintains its primary function, but also becomes a “rolling generator.” Military programs for which ISA technology may be considered include the High Mobility Multiple Wheeled Vehicle, (HMMWV or “Hummer”) and the Future Tactical Truck System, (FTTS) and other multi-wheeled vehicles in the future combat system.

The Navy is also moving to more electric motors for on-board systems ranging from propulsion to targeting systems. Additional power requirements are being driven by the increasingly electronic Navy and the air-conditioning needs for their electronic equipment cabinets.

Heating Ventilation and Air Conditioning, (HVAC).

Variable speed commercial heating and air conditioning motors fit our target profile of electromagnetic devices that require high electric loads and could benefit from an increase in efficiency. Obviously, businesses are interested in reducing their energy consumption expense, and utilities have been offering rebates for the installation of energy saving technologies. We expect this trend to continue.

Aerospace.

There are several ground applications in the aerospace industry that can benefit from clean, efficient electric power, ranging from support equipment to nose wheel drive applications on the jets themselves. The trend toward electric drive on the ground is being driven by the economics of electric power compared to high fuel costs and cleaner air in the airport areas.

Power Generation.

Electric utilities continue to improve the efficiencies of their systems, while encouraging the efficient use of power in homes and industries. Small improvements in efficiency for converting heat or motion to electrical energy are relentlessly pursued by power companies as they strain to satisfy growing demand without adding the huge incremental capacity of a new plant.

Industry Summary.

The underlying trend in the industries discussed above is toward higher efficiency in motors, alternators and generators; reduction in emissions for fossil fuels; higher performance levels in terms of torque output from a given weight motor; and economical operation of the system from initial acquisition through the life cycle of the product.

The RaserTM Solution

SymetronTM Enhanced Motor Technologies

We have discovered innovations in alternating current (AC) induction motor design and control methods which allow for operation with increased efficiency. This efficiency improvement increases the motor’s continuous power rating as well as decreases power consumption during periods of high torque output in a motor that uses conventional materials and manufacturing processes. In mobile applications, higher torque will improve the responsiveness of the vehicle while the added efficiency extends the battery life and consequently the range of operation.

We believe our SymetronTM technologies are scalable and will apply to typical axial (cylindrical length greater than diameter) as well as pancake (cylindrical diameter greater than length) shaped motors. We have also applied our concepts to alternators and generators (essentially running an electro magnetic motor in reverse), and have observed increases in efficiency which can address needs in a number of markets.

Raser management believes that these innovations have four major benefits:

•	For a comparable power output, SymetronTM enhanced drive systems can be smaller in size and lighter in weight; this feature provides a higher power density.

•	The performance characteristics of SymetronTM advanced motor technology make it a good candidate for hybrid electric vehicle applications where high torque is needed for vehicle launch assist.

•	Standard components and simplicity of design suggest that the estimated production costs for a SymetronTM enhanced motor and controller are anticipated to be equal to or less than those of current motors and controllers for a given power output.

•	Use of SymetronTM advanced motor technology may result in energy savings and consequently range extension in some applications due to its greater efficiencies at higher loads in intermittent torque applications.

Motor Programs and Their Applications

Axial Motor: The axial motor is an AC Induction motor packaged in an axial shape (a cylinder with length greater than diameter). We have developed and tested unique technology for both the motor and its controller. Acting in concert with our controller, the SymetronTM enhanced motor can deliver improved continuous and intermittent or peak torque, at excellent efficiencies. The target applications for these motor systems are traction drive systems with high intermittent and variable torque requirements. Target markets include hybrid-electric bus and truck motors, delivery trucks, industrial traction, elevators, and compressor motors for heating, ventilation, and air conditioning applications.

Pancake Motor: The pancake motor is an AC induction motor packaged in a pancake shape (a cylinder with diameter greater than length). In this series of motors, the unique technology of the axial motor type acts in concert with pancake design features to produce a unique very high torque motor with a versatile shape that can be applied to many hybrid-vehicle applications. We believe that our pancake shaped AC induction motor can deliver comparable performance to that of the best state-of-the-art permanent magnet motor, yet has the economy, durability and scalability of an AC motor design, which we believe to be an advantage for mass production and broad application. The target applications for the AC pancake design include traction drives such as integrated transaxle assemblies, hub, and direct drive fuel cell vehicles. Target markets include hybrid electric automobiles, trucks, industrial traction, and some industrial applications.

Alternators: We are currently testing the application of its technology to alternators for automobiles, trucks, buses and other vehicles through a test demonstration program with a leading manufacturer of truck alternators. Our engineers have developed a unique design, which we expect to deliver more power out of an alternator by operating more efficiently than current state-of the-art products. The target market for this technology is the transportation market.

Integrated Starter Alternators: We are currently investigating the possible application of its technology to integrated starter alternators. The Integrated Starter Alternator (ISA) is the combination of two devices, the starter motor and the alternator designed for hybrid integration in a truck or automobile. Raser plans to apply its pancake AC induction motor technology together with its advanced alternator design to create an ISA. This combination can deliver a unique AC device designed to be integrated with an internal combustion engine and drive train for mild to medium hybrid vehicle applications. Mild hybrids such as the General Motors Sierra truck reduce fuel consumption by turning off the engine during idle and stops, and provide a source of AC onboard mobile power generation, ideal for electric tools used by contractors. Medium hybrids use a more powerful ISA to add launch assist for low speed assisted acceleration, further reducing fuel consumption. Target markets include hybrid electric automobiles, trucks, buses, and military vehicles.

Generators: Raser has been investigating the application of our technology to the power generation markets. This work is in the early development stage, but shows promise. Significant development remains to be done before we can fully assess its market potential.

SymetronTM value proposition

As we approach licensing discussions with our potential customers, it will be critical to understand the value that SymetronTM technologies bring to a given product family and the manufacturer. The value will obviously vary with the application, but several core principles are expected to transcend multiple markets. The SymetronTM value proposition includes:

•	Improved performance, added features and economy of operation for vehicle operators,

•	Reliable and proven production methods for manufacturers that is scalable over a wide range,

•	Quiet and clean operation of vehicles for sustainable growth of our cities and recreational areas, and

•	Cost effective increases in power generating capacity through efficiency gains.

Business Strategy

Our objective is to achieve significant market share in the industries where a SymetronTM enhanced system can add value, increasing the market presence and profitability of our potential customers in the process. We are pursuing this objective through the following key strategies:

•	Establish strong intellectual property rights. Our licensing strategy requires that we establish and maintain clear intellectual property rights to protect the investment of our shareholders and the investment of our potential customers. We have enlisted the support of strong intellectual property lawyers with global experience to support us in this effort.

•	Establish close relationships with product designers. With the substantial performance improvements that are available through SymetronTM enhanced systems, it is imperative that we incorporate the improvements into product designs to maximize the long-term value of the technologies.

•	Establish mutually beneficial relationships with motor manufacturers. Our key licenses will be with manufacturers of SymetronTM enhanced products. We also believe that motor manufacturers who experience a successful launch in one market will naturally want to adopt the technologies in adjacent markets.

•	Continue to develop new technologies. We believe that there are many more innovations that can be uncovered in the field of electromagnetic technology. A key to our long-term strategy is discovering, protecting and commercializing these future innovations.

•	Create test demonstration vehicles. We believe that demonstrating the technology in a variety of product applications is the best way to create customer and consumer interest in the SymetronTM family of technologies.

•

Create an awareness of SymetronTM technology potential in government agencies. We believe that initiatives like the government “Freedom Car” program serve to accelerate the adoption of new technologies like those that we offer. Creating an awareness of the possibilities offered by our technology can lead to opportunities to develop, demonstrate and implement our technologies in important new programs.

•	Maintain a competitive cost structure. We maintain the infrastructure necessary to develop and deliver valuable electromagnetic technologies to our potential customers on a timely and reliable basis. We maintain research and development capabilities and a small administrative staff to deliver superior customer value.

Key Relationships

Original Equipment Manufacturer (OEM), and Motor and Controller Manufacturer Relationships. We have contacted and are in discussions with several OEM and motor and controller manufacturing companies in the United States, Europe and in Asia. It is our practice to disclose the details of our innovations to a manufacturer only after we have entered into a license agreement with such manufacturer. To date, we have not entered into any such license agreements, and all of our discussions to date have been focused on the improved performance of the machines rather than on the nature of the innovations involved. We have utilized non-disclosure agreements as deemed appropriate in all of our customer and supplier relationships.

Supplier Relationships. We have also established relationships with key component suppliers for the mechanical devices that we assemble for test demonstration vehicles and low volume production.

Government Relationships. We have obtained the support of key legislators who have demonstrated an interest in advancing the state-of-the-art in AC induction motors, and diminishing our dependence on foreign sourced fossil fuel energy.

Sales and Marketing

Historically, we have focused our marketing efforts on industrial customers at trade shows and industry events in which new product demonstrations are typical and expected. Because we feel that this is the best use of our resources to obtain commercial licenses for our SymetronTM technologies, we have not focused on retail consumer marketing activities to this date.

As of December 31, 2004, we had four employees involved in the sales and marketing process. Most of our advertising budget is spent on test demonstration vehicles and trade shows.

Product Development

We are engaged in an ongoing process of developing and demonstrating new applications for our core technology innovations. These include the periodic introduction of new motor and generator related technologies, application of our technologies to manufacturers’ test applications, testing and performance evaluations of these technologies and participation in design and engineering of related Original Equipment Manufacturer (OEM) projects.

We have demonstrated and validated several applications of its technologies in dynamometer testing at independent motor labs.

We have devoted considerable effort throughout 2004 to further develop our various technologies and to identify and develop appropriate independent test facilities to refine, characterize and further verify our technology. Characterization of the technology is the process by which we describe the performance levels that can be achieved over a range of likely operating conditions. This data provides a performance description that is useful to the customer in understanding the capabilities of the motor without revealing the intellectual property underlying the improved performance levels. We anticipate that the data and experience gained through this base-lining activity should result in an improved description of SymetronTM capabilities, and consequently, an enhanced value proposition for our potential customers. We will continue to research and develop our technologies in order to enhance and expand on our core technologies throughout 2005.

We are working with several government offices and agencies to secure funding for the demonstration of our SymetronTM technology in various prototype applications. Our expectation is to sign one or more funded contracts for this development work in the first half of 2005.

We are developing several test demonstration vehicles for use at trade shows and for customer demonstrations. Work on these vehicles will continue throughout the year.

Axial Motors

In order to demonstrate its technology, Raser first enhanced a standard industrial National Electrical Manufacturers Association (NEMA) 184T motor. The 184T NEMA frame motor represents a very common and versatile motor size. In independent testing, this motor’s rated torque and horsepower was increased significantly, while increasing operating efficiency in operating ranges that will be important to improving product performance in end use applications. Similar results were obtained with tests performed on a 145T NEMA frame motor demonstrating the scalability of our technology. We will be performing additional scalability tests in 2005.

Electric Hybrid Snowmobile

In order to help find a solution to the controversy over two-stroke combustion engine powered snowmobiles in Yellowstone National Park, Raser converted a conventional snowmobile to a hybrid electric snowmobile powered by a SymetronTM Enhanced electric motor. We are continuing discussions with U.S. National Parks and the Yellowstone Clean Cities chapter regarding funding for the testing of clean, quiet snowmobiles for use in Yellowstone National Park.

Electric Utility Truck

In a test demonstration of a SymetronTM advanced motor technology, we replaced the factory electric motor in a utility truck and improved the performance with a three times improvement in torque and horsepower. This demonstration also confirmed performance in a systems application.

Pancake Motors

Many applications, including hybrid vehicles, sometimes require flat or integrated style motors. Raser began research and development on a pancake series of motors designed to produce the high torque needed by hybrid electric vehicles without using expensive permanent magnet materials. This type of motor also has application possibilities in new hybrid vehicles that require integrated starter/generators or alternators. We performed initial testing late in 2004 and expect to test and further describe our pancake motor design in the first half of 2005.

Alternators

We are testing the application of our technology to alternators for automobiles, trucks, buses and other vehicles through a test demonstration program with a leading manufacturer of truck alternators. Our engineers have developed a unique design, which we expect to deliver more power out of an alternator by operating more efficiently than current state-of the-art products. The target market for this technology is the transportation market.

Integrated Starter Alternators

We are investigating the possible application of our technology to Integrated Starter Alternators (ISA). The ISA is the combination of two devices, the starter motor and the alternator designed for hybrid integration in a truck or automobile. We plan to apply our pancake AC induction motor technology together with our advanced alternator design to create an ISA. This combination can deliver a unique AC device designed to be integrated with an internal combustion engine and drive train for mild to medium hybrid vehicle applications. We have completed conceptual designs for the target markets, which include hybrid electric automobiles, trucks, buses, and military vehicles.

Power Generation

Power generation through turning motion into energy has many applications, from industrial power generation to alternators in on-road and off-road vehicles. We are currently in the process of applying the concepts of SymetronTM and developing new concepts to increase the efficiency of the power generation process.

In addition to these test demonstrations, we will continue to announce results from test programs when appropriate and to join with manufacturers to install and test SymetronTM technologies.

Fulfillment Operations

Licensing. We are offering potential licensees of our technology a choice of full-licensing or a phased license approach. A full license grants the potential customer the right to manufacture products using a designated SymetronTM technology, while the phased approach allows for partial disclosure of the technology for a partial license fee payment. In either case, a full license must be purchased prior to infusing our technology into products. We expect that the early adopters of our SymetronTM technologies may opt for the phased approach, and that later adopters will proceed directly to a full license.

We expect that licenses will be restricted with respect to specific technologies, time, product families, geographic sales regions, assignment rights, foreign manufacturing rights and other key terms that are significant to each situation. We recognize that limited exclusivity rights may be necessary for early adopters of the technology.

Royalties. We expect to receive royalty payments based on quantities produced which incorporate the SymetronTM family of technologies.

Payment Terms. As a general policy, we expect payment of the license fee up front, and royalty payments on a monthly basis as determined by the quantities produced by our potential customers and other scheduled minimum payments.

Competition

We have encountered aggressive competition in all areas of our business activity. We have been primarily focused in the area of Electric and Hybrid Vehicle Markets in order to establish a long-term position as this marketplace evolves from its infancy. We believe that the competition in electric motors is based predominantly on:

•	Efficiency,

•	Power density,

•	Peak torque, and

•	Cost of production.

We believe that the competition in alternators and generators is based predominantly on:

•	Efficiency, and

•	Cost of production.

There are several companies that license technology in the markets in which we compete. Some of the more notable of these companies are:

•	Lynx Motion Technologies, a subsidiary of Kinetic Art & Technology Corp.

•	Light Engineering, Inc.

•	AC Propulsion, Inc.

Our primary competitors are product manufacturers that have invested not only in technology development and innovation, but also in factories to produce their products. Notable competitors that manufacture high-performance electric motors are:

•	UQM Technologies, Inc.

•	Solectria, Inc.

•	AC Propulsion, Inc.

•	Enova Systems, Inc.

The markets in which we compete are intensely competitive. As the market for high performance electromagnetic devices grows, we believe that companies involved in electromagnetic technology and motor production will increase their efforts to develop products that compete with our SymetronTM technologies. We are unable to anticipate which other companies are likely to offer products or technologies in the future that will compete with the technologies we provide.

In addition, some of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than us, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their research and development efforts than our Company. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us. We cannot assure you that we will be able to compete successfully against current and future competitors or address increased competitive pressures. See “Risk Factors” below in Part I, Item 1 of this report.

Intellectual Property

Our patented and patent pending technologies and similar intellectual property are critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. We typically apply for patent protection for our key technologies on a global basis. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, we cannot assure you that others will not independently develop substantially similar intellectual property.

To date, the U.S. Patent Office has issued one patent to us in the area of resonant motor technology, U.S. Patent No. 6,847,186. We have eleven patents pending on a world-wide basis which define and develop the concepts of our core SymetronTM technologies. We cannot assure you that potential customers will find value in the granted patent or be willing to pay a license for its use. The pending patents may or may not be issued in the future.

Although we are pursuing the registration of our key trademarks in the United States, some of our trade names may not be eligible to receive trademark protection. In addition, effective trademark protection may not be available or may not be sought by us in every country in which our technologies and products are made available, including the United States.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged ownership infringement of trademarks and other intellectual property rights of third parties by us. We are not aware of any such claims or the threat of such claims at this time.

Third parties may in the future, recruit our employees who have had access to our proprietary technologies, processes and operations. These recruiting efforts expose us to the risk that such employees will misappropriate our intellectual property.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business. See “Risk Factors” below in Part I, Item 1 of this report.

Government Regulation

The initial progress of our technologies in the hybrid-electric vehicle market may be somewhat dependent on government regulations for activities such as standards for Corporate Average Fuel Economy (CAFÉ) and the Clean Air Act. As manufacturers and cities strive to comply with these regulations, they may be more inclined to adopt our technologies. Any delays in implementation or relaxing of the standards could lessen the incentive to adopt our technologies.

In addition, new government initiatives such as the “Freedom Car” could play a significant role in accelerating the adoption of our technologies in the automotive and other related transportation industries. The Freedom Car initiative is a public-private partnership, geared towards developing a hydrogen fueled vehicle of the future, which will focus on the research needed to develop technologies such as fuel cells and hydrogen from domestic renewable sources.

All of our services are subject to federal and state consumer protection laws including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive trade practices.

Research and Development

In 2004, we spent $1,634,541 on research and development activities. In 2003, Raser spent $406,148 on research and development activities. In the future we anticipate receiving government contracts to support the application of our core SymetronTM Technologies to specific government end uses. We do not expect that any of our research and development costs will be borne directly by customers.

Currently, several new applications of SymetronTM technology are in research and development stages. We are in the process of more fully characterizing our existing patented technologies, tailoring our technology to specific customer applications, and developing related ideas that we believe will be patentable.

Employees

As of December 31, 2004, we had 17 full-time employees, including 9 in engineering and 4 in sales and marketing and 4 in our executive and administrative department. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive.

Risk Factors

Set forth below and elsewhere in this annual report on Form 10-KSB, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We have limited operating experience, are not currently profitable, expect to continue to incur net losses in the near future, and may never achieve or maintain profitability. If we cannot achieve and maintain profitability, our stock price could decline.

We are a research and development company with a limited operating history, and from our inception, we have had very limited revenue from operations. Our early stage of development means that there is limited historical information available upon which you can base your evaluation of our business and prospects and that we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the market we are addressing is very competitive and rapidly evolving. You should consider and evaluate our business and prospects in light of the risks, expenses, challenges and uncertainty that we face as an early stage company seeking to develop new technology and products in a competitive and rapidly evolving market.

Since our inception, we have incurred significant net losses, including a net loss of $6,976,075 for the year ended December 31, 2004. As a result of ongoing operating losses, we had an accumulated deficit of $8,051,896 as of December 31, 2004. Our losses have resulted principally from research and development and general and administrative expenses associated with our operations. We expect to incur additional losses for the next several quarters. We cannot assure an investor that we will be able to successfully develop new technology or products, or if developed, that this technology or any products will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses for research and product development, manufacturing and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We are likely to need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, if at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

•	develop commercially viable technology by designing and engineering the SymetronTM motor, controller and charging systems technology for license on a commercial scale;

•	alone, or with our partners, convince our potential customers of the benefits of our technology or products, if any;

•	establish relationships with motor manufacturers, automobile manufacturers, the military, government, and other systems integrators for the license or sale of our products, if any;

•	avoid infringing and successfully defend any allegations of infringing the intellectual property rights of others;

•	defend our intellectual property from infringement by others;

•	comply with applicable governmental regulations; and

•	hire, train and retain qualified personnel.

We may be unable to successfully license our intellectual property or technology. If we cannot successfully license our intellectual property, we will not be able to generate revenues, our stock price would decline and we may be unable to continue operating.

Our current long-term business strategy is based almost entirely upon the licensing of our intellectual property or technology, specifically SymetronTM, to electric motor and controller manufacturers, suppliers and system integrators. We expect the sales cycle with respect to the license of our technology to be lengthy and there can be no assurance that we will achieve license sales in the time frames that we expect. If we are unable to successfully license our intellectual property or technology to these businesses or others, we will be unable to generate revenues under our current business model, our stock price would decline, and we may be unable to continue operating or would be required to develop a new long-term business strategy.

We may be unable to successfully obtain research and development funding opportunities from military and government programs.

Our near term strategy includes research and development funding opportunities from military and government programs. If we cannot successfully obtain research and development funding opportunities from military and government programs, we may have less funding which could make it more difficult to sustain our long term licensing strategy, our stock price could decline and we may be unable to continue operating or would be required to develop a new near-term business strategy.

We are likely to need to raise additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements or build our business.

On September 24, 2004, we consummated a preferred stock equity financing transaction in which we raised an aggregate of $4,240,500 (before aggregate expenses of the offering estimated at $344,000). Our future capital needs depend on many factors, including the timing of our development efforts and the successful commercial licensing of our technology. We are likely to need to raise additional capital to further develop and market our technology and continue our operations. If we are unable to raise capital to fund our business, we may be forced to curtail or suspend all or a material part of our business operations, in which case our stock price would likely decline.

If we raise additional capital through the issuance of equity or securities convertible into equity, our shareholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. For example, in our recent financing we issued preferred stock which included a 7% dividend, anti-dilution protection and a liquidation preference. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements or build our business.

Our limited cash resources have in the past required us to rely heavily on equity compensation to hire and retain key personnel, and we expect this to continue in the future, which may result in significant non-cash compensation expenses and dilution to our stockholders.

The market price for our common stock has experienced significant price and volume volatility in recent periods and is likely to continue to experience significant volatility in the future. Such volatility may cause investors to experience dramatic declines in our stock price from time to time, may impair our ability to raise additional capital and may otherwise harm our business.

The market price for our common stock has experienced significant price and volume volatility in recent periods and is likely to continue to experience significant volatility in the future. Our stock price has in the past and is likely in the future to experience significant volatility as a result of numerous factors, many of which are outside of our control, such as actual or perceived developments in our business or in the markets we seek to address or the trading patterns of holders of our stock. Moreover, the volatility in our stock price has been exacerbated by having relatively limited trading volume, which can cause significant price movements in our stock price to result from even modest volumes of trading activity. As such, we cannot assure you that our stock price will continue to trade at current price levels in the future or that recent price levels reflect the intrinsic value of the company. In addition, following periods of volatility in the market price of a company’s securities, a company can face increased risk that securities litigation or governmental investigations or enforcement proceedings may be instituted against it. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to the company’s business reputation. As a result, before making an investment decision in our common stock, investors are urged to consider carefully the risks associated with investing in a stock that has experienced recent price and volume volatility and is likely to continue to experience significant such volatility in the future.

If we are unable to effectively and efficiently eliminate the deficiencies that have been identified in our internal controls and procedures, there could be a material adverse effect on our operations or financial results.

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

In February 2005, our management and Audit Committee were notified by our independent accountants, Tanner + Co., of deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be “material weaknesses.” The deficiencies related to internal control and disclosure control over stock-based compensation, reporting of equity transactions and certain disclosures in the footnotes to the financial statements. The deficiency in our internal control over stock-based compensation and equity transactions related to the failure to properly record issuances of stock, the failure to timely report certain transactions on Forms 3, 4, or 5, and the failure to properly itemize equity transactions in the statement of stockholders’ equity. The deficiency in our disclosure controls was related to the stock option disclosures required by SFAS No. 148. (See Item 8A Controls and Procedures for a further discussion of these deficiencies.)

While the unrecorded transactions and disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this report, the deficiencies, if not addressed, could result in accounting errors and cause future restatements of our financial statements. In order to address these deficiencies, we are improving our internal control over financial reporting and disclosure controls and procedures. While we are committed to addressing these deficiencies by improving our controls and procedures, we cannot assure you that we will be able to successfully implement the revised controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified deficiencies. The implementation of these improvements may not be successfully completed in a timely manner or at all, and unanticipated factors may hinder the effectiveness of these improvements. If we fail to adequately address these deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, these deficiencies could prevent us from releasing our financial information and Securities and Exchange reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to, our financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain the adequacy of our internal control over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are deploying new technology and, to date we have not yet commercially licensed our technology and we may not be able to successfully develop other technology.

Our SymetronTM motor and controller technology is new and commercially unproven. We are still in the early stages of commercializing our technology in automotive, industrial and military applications. Our technology has not yet been durability tested for long-term applications and we can provide no assurance that it will prove suitable for automotive, industrial and military applications. Our potential product applications require significant and lengthy product development efforts, and to date, we have not developed any commercially available products. During our product development process, we may experience technological issues that we may be unable to overcome. Because of these uncertainties, none of our potential technology may be commercially licensed. If we are not able to successfully license our technology, we will be unable to generate revenue or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our technology to obtain licensing revenue and achieve profitability.

Even if our technology is a technical success, we may not successfully develop licensing arrangements with potential customers or commercially viable products on a timely basis, if at all. It may be years before our technology is proven viable for automotive, industrial and military applications, if at all, and even longer before we have licensing arrangements in place. Superior competitive technologies may be introduced or potential customer needs may change resulting in our technology or products being unsuitable for commercialization. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new technology into the marketplace that we are able to successfully commercialize. If we are unable to cost effectively achieve commercial acceptance of our technology, our business will be materially and adversely affected. Even if our potential technology achieves commercial acceptance, the size of the potential markets for our technology may prove to be insufficient to permit us to generate significant revenue or achieve profitability.

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

Access to information. Our potential partners may have better access to information regarding their own manufacturing processes, which may enable them to develop electric motor and motor control products that can be more easily incorporated into the partners’ products.

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

We expect that we may be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in our industry segment grows, and the functionality of products in different industry segments overlaps. If third parties assert that our current or future products infringe their proprietary rights, there could be costs associated with defending these claims, whether the claims have merit or not, which could harm our business. Any future claims could harm our relationships with existing customers and may deter future customers from licensing our products. In addition, in any potential dispute involving our intellectual property, our customers or distributors of our products could also become the target of litigation, which could trigger indemnification obligations in certain of Raser’s license and service agreements. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

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

The markets for our technologies are heavily influenced by federal, state and local government regulations and policies.

The progress of our technologies may be dependent on government regulations such as standards for Corporate Average Fuel Economy (CAFÉ) and the Clean Air Act. Any delays in implementation or relaxing of these standards could have a negative impact on the demand for our products and services. Any new government regulations or policies pertaining to our technologies may result in significant additional expenses to us and our potential customers and could cause a significant reduction in demand for our technologies.

We do not have an active, liquid trading market for our common stock and you may have difficulty selling your shares.

Our common stock has for much of our company history been treated as a “penny stock” as that term is defined in SEC Rule 3a51-1. Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker and dealers effecting transactions in any penny stock for or with the account of a customer to provide the customer with a document disclosing the risks of investing in penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the customer’s account.

In addition, SEC Rule 15g-9 prohibits broker and dealers from selling penny stocks or effecting the purchase of penny stocks unless the broker or dealer has approved the investor’s account for transactions in penny stocks by obtaining, among other things, information concerning the investor’s financial situation, investment experience and investment objectives and making a determination as to whether transactions in penny stocks are suitable for the investor in accordance with SEC rules and regulations.

In the past, compliance with these requirements have made it difficult to establish an active, liquid trading market in our common stock, and you may have difficulty selling your shares. Historically, the public market for our common stock has been very limited. For example, the average reported volume of trading in our common stock over the October through December period was approximately 90,000 shares per day.

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

Shareholders that are neither directors nor officers will have little ability to influence the direction of our business.

Our directors, officers and other key employees collectively are holders of more than 51% of our common stock. As a result, these shareholders, if they act together, will be able to exert a significant degree of influence over our management and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and officers, or the prospect of such sales, could adversely affect the market price of our common stock. Management’s concentrated stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over the price they paid for our stock.

The large number of shares eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. Approximately 42 million shares of Rule 144 stock passed the one year restriction under Rule 144 in the fourth quarter of 2004. Approximately 5.9 million shares were listed as “Free Trading Shares” as of February 11, 2005, up from approximately 2.2 million in the third quarter of 2004 and approximately 3.8 million at the end of 2004. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

Any additional financing that the company chooses to undertake may be completed through the issuance of additional shares which would be dilutive to current common shareholders. The dilutive effect of such a financing may cause our stock price to decline.

ITEM 2.	Description of Property.

We currently lease approximately 5,300 square feet of office space located at 5152 North Edgewood Drive, Suite 375, Provo, Utah. We pay monthly rent of approximately $7,200. We also lease a 3,200 square foot testing facility in Orem, Utah for approximately $1,300 per month. Both leases expire in September 2005 and both facilities are in good condition.

ITEM 3.	Legal Proceedings.

Raser is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated against Raser by any federal, state or local governmental agency.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to voters during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters.

Market Information.

There is no “established trading market” for our shares of common stock. Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “RSTG”.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2004 and 2003. Bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC” for the period January 1, 2003 through November 7, 2003. Beginning November 10, 2003 closing prices were obtained from the Nasdaq trading system.

Fiscal 2003	Low	High
Quarter ended March 31, 2003	$.03	$.04
Quarter ended June 30, 2003	.04	.05
Quarter ended September 30, 2003 *	.05	.05
Quarter ended December 31, 2003	.05	3.25

Fiscal 2004	Low	High
Quarter ended March 31, 2004	$2.60	$3.75
Quarter ended June 30, 2004	3.25	7.25
Quarter ended September 30, 2004	4.35	7.60
Quarter ended December 31, 2004	4.11	8.55

*	2 for 1 stock split became effective on September 19, 2003.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

As of February 11, 2005, there were approximately 250 holders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in “street name.”

Dividends.

The Company has never declared or paid any cash dividends with respect to its common stock. The Company currently anticipates that it will retain all future earnings for the operation and expansion of its business and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized For Issuance under Equity Compensation Plans.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 11 of this Annual Report on Form 10-KSB.

Sales of Unregistered Securities During the Past Three Years.

In January 2001, the Company issued 44,000 shares of its common stock to 13 individuals for cash totaling $1,540.

In July 2003, the Company executed an Agreement and Plan of Merger by which Raser Technologies, LLC, the predecessor to the Company, was merged with the Company, with the Company being the surviving entity (the “Plan”). Under the Plan, each one percent ownership interest in Raser Technologies, LLC, was converted into 360,000 shares of common stock of the Company.

On October 14, 2003, we issued 38,950,000 shares of common stock to the Raser common shareholders and 300,000 shares of preferred stock to the Raser preferred shareholders in connection with the reverse acquisition of Wasatch Web Advisers, Inc., a Utah corporation (“WWA”) by Raser Technologies, Inc. In connection with this transaction, WWA also issued 540,000 shares of common stock as settlement of debt and 2,967,286 shares of common stock for consulting services.

In 2003, we issued 930,000 shares of Series A Convertible Preferred Stock in a private offering in exchange for aggregate net proceeds of $930,000.

On December 19, 2003, we issued 1,550,000 shares of common stock to 28 investors upon conversion of shares of Series A convertible Preferred Stock.

From February to June, 2004, we sold 522,300 shares of our common stock to certain “accredited” investors, at a price of $2.00 per share.

In the third quarter of 2004, we issued 4,240.5 shares of Series B Convertible Preferred Stock (the “Shares”) to 18 investors in exchange for aggregate proceeds of $4,240,500. The Shares were converted to 1,211,571 shares of the Company’s common stock pursuant to the Securities Purchase Agreement and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 3(a)(9), 4(2) and 4(6) thereof, and Rule 506 of Regulation D under the Securities Act.

Use of Proceeds

In the third quarter of 2004, we issued 4,240.5 shares of Series B convertible Preferred Stock in exchange for aggregate proceeds of $4,240,500 (the “Offering”). The common stock into which these shares are convertible was subsequently registered with the Securities and Exchange Commission through a SB-2 registration statement which became effective on October 6, 2004. We have used and intend to continue to use the proceeds of the Offering for working capital and general corporate purposes, including expanding our efforts to license our technology and continuing our research and development. Pending use for these or other purposes, we intend to invest the proceeds of the Offering in short-term interest-bearing, investment-grade securities.

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN PART II, ITEM 7 OF THIS ANNUAL REPORT ON FORM 10-KSB. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS, AS SET FORTH UNDER “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.” OUR ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING DISCUSSION AND UNDER THE CAPTION “RISK FACTORS” OF PART I, ITEM 1 OF THIS REPORT AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. UNLESS OTHERWISE INDICATED, ALL REFERENCES TO A YEAR REFLECT OUR FISCAL YEAR THAT ENDS ON DECEMBER 31.

Overview

We are a technology licensing company offering innovations in electromagnetic technology for both electricity-to-motion and motion-to-electricity applications. We have developed several innovations in electric motors and controllers that increase torque, power and efficiency. We call our technology developments SymetronTM and label motors enhanced by the technology as SymetronTM enhanced motors. We have also applied our technologies to alternators and generators, where the efficiency of these motion-to-electricity systems can be improved. We believe our technology will have an impact in several transportation markets, including rapidly emerging hybrid-electric vehicles, all-electric industrial traction, public transportation vehicles on wheels and rails, and recreational vehicle markets.

History and background

Raser was organized under the laws of the State of Utah on July 18, 2003, as a successor to Raser Technologies, LLC, a Utah limited liability company. Effective July 22, 2003, Raser and Raser Technologies, LLC, executed an Agreement and Plan of Merger by which Raser Technologies, LLC, was merged with Raser, with Raser being the surviving entity (the “Plan”). Under the Plan, each one percent ownership interest in Raser Technologies, LLC, was converted into 360,000 shares of common stock of Raser. As a result, following the completion of the Plan, there were 36,000,000 shares of Raser common stock issued and outstanding.

Under the Plan, Raser succeeded to all rights, contracts, assets and liabilities of Raser Technologies, LLC, including Raser Technologies, LLC’s U.S. patent application with respect to its SymetronTM motor system technology. For the purposes of this Annual Report, all references to “Raser” shall include Raser Technologies, LLC, as applicable.

On August 7, 2003, the Board of Directors of Wasatch Web Advisers, Inc., a Utah corporation (“WWA”), and the holders of a majority of its issued and outstanding common stock voted to amend WWA’s Articles of Incorporation: (i) to increase its authorized shares to 50,000,000 shares of one cent ($0.01) par value common stock and 5,000,000 shares of one cent ($0.01) par value preferred stock, with the rights, privileges and preferences of the preferred stock to be set by the Board of Directors; and (ii) to authorize the Board of Directors to change WWA’s name, without shareholder approval, to a name that reflects the industry or business in which WWA’s operations are conducted. WWA filed a definitive information statement with the Securities and Exchange Commission on August 25, 2003, and Articles of Amendment with respect to these changes were filed with the Utah Division of Corporations on September 8, 2003. See Part III, Item 13 of this Report.

On September 17, 2003, WWA’s Board of Directors unanimously resolved to effect a forward split of its issued and outstanding common stock in the ratio of two for one, retaining the authorized shares at 50,000,000, with appropriate adjustments to the stated capital and additional paid in capital accounts of WWA, with all fractional shares to be rounded up to the nearest whole share, and with the forward split to be subject to a mandatory exchange of certificates. The split did not require shareholder approval, and it was effective as of September 19, 2003.

Effective as of October 14, 2003, WWA, Raser, and the common shareholders and preferred shareholders of Raser executed an Agreement and Plan of Reorganization (the “Reorganization Agreement”), whereby WWA agreed to acquire (i) 100% of the issued and outstanding shares of common stock of Raser in exchange for 38,950,000 post-split shares of WWA’s common stock, or approximately 87% of its post-Reorganization Agreement outstanding common stock; and (ii) 100% of the issued and outstanding preferred stock of Raser in exchange for 300,000 shares of WWA’s preferred stock (the “Reorganization”). This transaction was accounted for as a reverse acquisition with Raser considered to be the accounting acquirer. Therefore, the financial statements reflect the historical operations of Raser and its predecessor, Raser Technologies LLC, since inception and those of the consolidated entity from the date of the reverse acquisition, October 14, 2003. In connection with this transaction, WWA also issued 540,000 shares of common stock as settlement for $270,000 of debt and 2,967,286 shares of common stock for consulting services.

Immediately after the closing, 44,756,000 post-Reorganization shares of WWA’s common stock were outstanding, along with 300,000 shares of its preferred stock. Effective as of October 14, 2003, Raser changed its name to “Raser Technologies Operating Company, Inc.” and WWA changed its name to “Raser Technologies, Inc.” As a result of the Reorganization, Raser became a wholly-owned subsidiary of WWA and WWA’s business operations became those of Raser.

On April 28, 2004, the shareholders adopted an amendment to our Articles of Incorporation to increase the number of authorized shares of capital stock from 55,000,000 shares to 105,000,000 shares of capital stock divided into

100,000,000 shares of common stock and 5,000,000 shares of preferred stock, with rights privileges and preferences to be set by our Board of Directors.

Sources of revenue

We expect to derive the large majority of our revenue from sales of technology licenses and collection of royalty payments. We are offering our technologies through our direct sales force as well as through selected sales agents familiar with electromagnetic technology and specific industries. We also derive revenue from non-recurring engineering activities designed to demonstrate our technologies in specific applications.

We anticipate that the majority of our revenue will be generated in the United States until our technologies have been adopted and applied to specific applications. Subsequently, we would expect to license our technologies to companies in Europe and Asia.

Licenses of our technology to potential customers will typically result from the entry of the potential customer into our Test Demonstration Program. Our Test Demonstration Program involves four phases which we describe as follows: (1) Paper Test – an initial indication of engineered value to the customer which is provided through our computer modeling capabilities. (2) Install Test – a customer specific demonstration of the SymetronTM advanced motor technology into a motor of the customer’s choosing. (3) System Test – an application specific installation of our technology into the customer’s product. (4) License – an agreement whereby the customer will acquire specified rights to manufacture or use the SymetronTM advanced motor technology. Many customers have joined the program, most of which are in early stages of Phase I or Phase II development. It is our intent to accelerate the progress of customers through the Test Demonstration Program during 2005. We believe that we will be entering the negotiation stage of our initial license agreements later in 2005.

Revenue recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition, as amended. Revenue recognition is more fully discussed below in Critical Accounting Policies.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand. As a result, we have incurred significant losses since our inception and had an accumulated deficit of $8.1 million as of December 31, 2004.

Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of operating results should not be relied upon to predict future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in rapidly evolving markets.

Dividends related to convertible preferred stock

As a result of the warrants granted in connection with our sale of Series B preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of Series B preferred stock, the Company recognized a deemed dividend of $4,240,500 in 2004. This deemed dividend was calculated based on the conversion price compared to the market price on the dates of issuance of the preferred shares. Similarly, a deemed dividend of $611,784 was recorded in 2003 in connection with the conversion rights and preferences of Series A preferred stock.

We paid cash dividends of $66,206 in 2004 to the Series B preferred shareholders.

Critical accounting policies

The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, cause us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	Revenue recognition,

•	Valuation allowance against deferred income taxes, and

•	Stock based compensation.

Revenue Recognition. As described above, we recognize revenue in accordance with SAB 104, as amended. Revenue recognition in accordance with SAB 104 can be complex. The Company expects to earn revenue through various sources. The primary sources of anticipated revenue are: fees for engineering services, fees for the license of technology, and royalty fees.

Recognition of revenue related to engineering services will depend on whether the revenue is contingent on deliverables by the Company in any way. If the fee is non-refundable, the Company has no specific milestones to meet, and there are no required performance criteria, the Company will recognize the revenue as the cost is incurred to complete the project on a percent of completion basis. If there are specific milestones that must be met before payment becomes due, the Company will recognize the revenue at the completion of each milestone. Costs incurred to achieve the milestones will be deferred and recognized to match the recognition of revenue unless they are determined not to be recoverable. If there are specific performance criteria, revenue will be recognized when the customer agrees that the specific performance criteria are met. Costs incurred to achieve the performance criteria will be deferred and recognized to match the recognition of revenue unless they are determined not to be recoverable.

Recognition of license fee revenue will depend on whether the license is time restricted and on other specific terms and conditions of the license agreements.

Recognition of royalty revenue will occur as soon as the production quantity on which the payment is to be based is known. It is anticipated that some customers may report production on a one month lag, resulting in revenue recognition lagging customer production by one month.

Valuation Allowance Against Deferred Income Taxes. Deferred income tax assets and liabilities are recorded when there is a difference between the financial reporting and tax treatment of financial transactions. The Company has recorded a valuation allowance to offset the entire net deferred tax asset as of December 31, 2004. The valuation allowance was recorded due to the losses incurred through December 31, 2004 and the uncertainties regarding the future taxable income and recoverability of such deferred tax assets. The Company will continue to evaluate the estimated recoverability of deferred tax assets.

Stock Based Compensation. The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion no. 25, “Accounting for Stock Issued to Employees, and related Interpretations”, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. As noted in the Recent Accounting Pronouncements section, the FASB recently issued SFAS No. 123(R). This new pronouncement will require the Company to record compensation expense equal to the fair value of stock options granted to employees, beginning in the first quarter of 2006. The Company anticipates valuing such stock options using the Black Scholes option pricing model.

Stock options and warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123 which requires expense recognition based on the fair value of the options and warrants granted. The Company calculates the fair value of options and warrants granted by using the Black-Scholes option pricing model.

The Company has issued shares of common stock as payment for services and has entered into agreements to issue stock to certain employees over a specified vesting period. Stock issued for services, to both employees and non-employees, is valued based on the fair value on the date the commitment to issue the stock has occurred. Expense is measured based on the value of the stock issued, or to be issued, and is recognized as the required time passes for the individual to earn the specified shares of stock.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2004, 2003 and date of inception to end of year 2002:

	Year Ended December 31, 2004	Year Ended December 31, 2003	October 28, 2002 (Date of inception) to December 31, 2002
Revenue	30,000	$—	$—
Operating expense
General and administrative	5,186,470	749,995	115,637
Research and development	1,634,541	406,148	232,563

Total operating expenses	6,821,011	1,156,143	348,200
Interest (expense)	(203,500)	(280,808)	—
Interest income	18,436	—	—

Loss before income taxes	(6,976,075)	(1,436,951)	(348,200)
Income tax benefit	—	—	—

Net loss	(6,976,075)	(1,436,951)	(348,200)
Preferred stock dividends	(66,206)	—	—
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	(4,240,500)	(611,784)	—

Net loss applicable to common shareholders	$(11,282,781)	$(2,048,735)	$(348,200)

Loss per common share-basic and diluted	$(0.24)	$(0.05)	$(0.01)

Weighted average common shares-basic and diluted	47,365,000	40,389,000	38,950,000

Comparison of Years Ended December 31, 2004 and 2003

Revenue

Our total revenue increased from $0 for the year ended December 31, 2003 to $30,000 for the year ended December 31, 2004. Revenue from customers in 2004 was due entirely to engineering services provided in a program to demonstrate our technology in a specific application.

Operating expenses

General and Administrative. General and Administrative expense consists primarily of salaries, equity-based compensation, benefits and related costs of administrative personnel, tradeshow and other marketing activities. General and administrative expense increased from $0.7 million for the year ended December 31, 2003 to $5.2 million for the year ended December 31, 2004. The increase was primarily due to increases in staffing levels and in particular, non-cash equity compensation of approximately $3 million to attract the appropriate management talent and non-cash equity consulting expense of approximately $1 million. We plan to continue expanding our sales, marketing, and support functions in support of increasing and expanding our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2005 as we increase our sales and marketing efforts.

Research and development. Research and development expenses consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expenses increased from $0.4 million for the year ended December 31, 2003 to $1.6 million for the year ended December 31, 2004. The increase was primarily due to increases in staffing levels and in particular, non-cash equity compensation of approximately $0.7 million to attract the appropriate management talent. We expect that research and development expenses will continue to increase in absolute dollars as we invest in additional development efforts in 2005.

Stock-based compensation. We recorded stock-based compensation expense relating to stock grants to employees of $0 in 2003 and $3.0 million in 2004. Approximately $2.3 million of this amount was recorded as general and administrative expense and approximately $0.7 million was recorded as research and development expense. As of December 31, 2004, we have a remaining balance of $4.3 million of stock based compensation expense of which we expect to recognize approximately $0.4 million per quarter during 2005, approximately $0.5 million per quarter in 2006, approximately $0.4 million in the first quarter of 2007, approximately $165,000 in the second quarter of 2007, and approximately $55,000 in the third quarter of 2007. We also recorded approximately $1 million in 2004 as general and administrative expense related to stock and stock options issued to consultants for services.

Interest expense

Interest expense consists primarily of beneficial conversion feature expense of $200,000 in 2004 and $270,000 in 2003 associated with the issuance of convertible notes payable.

Dividends related to convertible preferred stock

As a result of the warrants granted in connection with the sale of Series B preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of Series B preferred stock, the Company has recognized a deemed dividend of $4,240,500 in 2004. This deemed dividend was calculated based on the conversion price compared to the market price on the dates of issuance of the preferred shares. Similarly, a deemed dividend of $611,784 was recorded in 2003 in connection with the conversion rights and preferences of Series A preferred stock. In addition, we paid cash dividends of $66,206 in 2004 to the holders of Series B Preferred Stock.

Comparison of Periods Ended December 31, 2003 and 2002

Revenue

We recognized no revenue in either 2002 or 2003.

Operating expenses

General and administrative. General and administrative expense increased from $0.1 million for the period ended December 31, 2002 to $0.7 million for the year ended December 31, 2003. The increase was primarily due to additional expenses related to increased staffing necessary to manage and support our growth and costs associated with being a public company, and the fact that 2002 was a partial year.

Research and development. Research and development expenses increased from $0.2 million for the period ended December 31, 2002 to $0.4 million for the year ended December 31, 2003. The increase was primarily due to additional expenses related to increased staffing necessary to develop our technologies, and the fact that 2002 was a partial year.

Interest expense. Interest expense consisted primarily of beneficial conversion feature expense of $270,000 in 2003 associated with a convertible note payable in 2003 and $0 in 2002.

Dividends related to convertible preferred stock. A deemed dividend of $611,784 was recorded in 2003 in connection with the conversion rights and preferences of Series A preferred stock This deemed dividend was calculated based on the conversion price compared to the market price on the dates of issuance of the preferred shares.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and equity investments. In 2003, Raser converted $270,000 of debt to 540,000 common shares. Also in 2003, Raser issued 930,000 shares of Series A preferred stock through a private offering for net proceeds of $930,000. These shares were subsequently converted into 1,550,000 shares of the Company’s common stock at approximately $0.81 per share. In June of 2004, the company took on $200,000 of debt in the form of a bridge loan which was subsequently converted into 100,000 shares of common stock. In the third quarter of 2004, the company issued 4,240.5 shares of Series B preferred stock through a private offering for net proceeds of $3.9 million. These shares of Series B preferred stock were subsequently converted into 1,211,564 shares of common stock.

Our operating activities consumed $2.8 million and $1.0 million of cash during the years ended December 31, 2004 and 2003, respectively. Cash consumed by operating activities in 2004 consisted primarily of net loss of $7.0 million, adjusted for $3.0 million of stock-based compensation, $1.1 million of stock and stock options issued for services, and $0.2 million non-cash beneficial conversion feature on the issuance of debt. Investing activities consumed $0.2 million in 2004. Net cash consumed by operating activities in 2003 consisted primarily of the net loss of $1.4 million, adjusted for $89,000 of stock issued for services and $270,000 non-cash beneficial conversion feature on the issuance of related party notes payable.

We had $97,000 of capital expenditures in 2004, an increase from $33,000 in 2003. Most of these expenditures related to our improvement of our development tools, creation of bench test capabilities and preparation of demonstration vehicles. We spent approximately $120,000 for patent and trademark filings in 2004, up from $6,000 in 2003. Several new patent applications have been filed, and trademark protection for SymetronTM is anticipated to be issued in 2005. We were notified on January 25, 2005 that our first patent was issued by the U.S. Patent Office. We anticipate that we could invest approximately $200,000 to $500,000 in these activities in 2005. If customer support or testing requirements do not materialize as rapidly as planned, we will modify and delay our capital expenditure plans.

Financing activities provided $5.5 million and $1.3 million of cash in 2004 and 2003, respectively. During 2004, we received $3.9 million of net proceeds from the issuance of Series A preferred stock, $200,000 from a convertible note payable and $1.4 million from the sale of common stock. The cash provided by financing activities during 2003 consisted primarily of $930,000 from the issuance of Series A preferred shares of stock, net of issuance costs, and $270,000 in proceeds from a related party note payable.

By December 31, 2004, more than 75% of the outstanding shares of our preferred stock had converted into shares of common stock. The remaining outstanding preferred shares were converted into common stock on January 20, 2005 and the final dividend was paid on that date.

As of December 31, 2004, we had stockholders’ equity of $3.0 million and $2.7 million in cash. While we believe that our current cash on hand, together with cash we expect to receive in connection with warrant exercise and cash anticipated to be provided by customer sales, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months, we will consider additional sources of equity financing in order to:

•	Give us flexibility in negotiating customer agreements,

•	Accelerate the development of our technologies,

•	Enhance our intellectual property position,

•	Consider strategic acquisitions and collaborations,

•	Meet the capital requirements for national stock exchanges, and

•	Develop more demonstration vehicles and other applications.

We had no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

Contractual Obligations and Commitments

The Company has entered non-cancelable operating leases for its business facility and a testing facility. The operating leases obligate the Company at approximately $67,000 from January 1, 2005 through August 31, 2005.

As of December 31, 2004, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

Recently issued accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., fourth quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the fourth quarter of our fiscal year 2005.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement which is required to be adopted in our fiscal year 2006.

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement 153 to address the accounting for non-monetary exchanges of productive assets. Statement 153 amends APB No. 29, “Accounting for Non-monetary Exchanges”, which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance.

The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on our financial position or results of operations.

ITEM 7.	Consolidated Financial Statements.

Our audited Consolidated Financial Statements, including the notes thereto, appear beginning on page F-1 of this report.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A.	Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. In connection with its audit of Raser Technologies’ consolidated financial statements for the year ended December 31, 2004, Tanner + Co. identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected.”

The deficiencies in our internal control relate to stock-based compensation and equity transactions; specifically, the failure to properly record issuances of stock, the failure to timely report certain transactions on Forms 3, 4, or 5, and the failure to properly itemize equity transactions in the statement of stockholders’ equity. The deficiency in our disclosure controls was related to the stock option disclosures required by SFAS No. 148. The unrecorded transactions and disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control over accounting for stock-based compensation and equity transactions and related disclosures in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. We have designated Jonathan Reid, Vice President and General Counsel, as the chief compliance officer for the filing of Form 3, Form 4 and Form 5 equity transactions on a timely basis. These deficiencies have been disclosed to our Audit Committee. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Raser Technologies’ management, audit committee, and directors will implement policies and procedures to ensure that our controls and procedures are adequate and effective.

Other than those matters described above, there has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

ITEM 8B.	Other Information.

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the shareholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Positions Held	Date of Election or Designation	Date of Termination or Resignation

Kraig T. Higginson	50	President Chief Executive Officer Chairman of the Board Director	10/14/2003 3/8/2004 10/14/2003 10/14/2003	3/8/2004 1/31/2005 ** **

Brent M. Cook	44	Director Chief Executive Officer	10/6/2004 2/1/2005	** **

John C. Ritter	57	President Director	3/8/2004 3/8/2004	** **

R. Thomas Bailey	65	Treasurer Director	10/14/2003 10/14/2003	12/31/2004 **

David W. West	47	Vice President Director	10/14/2003 10/14/2003	** **

James E. Morton	51	Secretary Director	10/14/2003 10/14/2003	** **

Fred Wenninger	66	Director	10/14/2003	**

Timothy D. Fehr	63	CTO Senior V.P.	3/8/2004 3/8/2004	** **

Lee Daniels	48	Director	5/23/2004	**

William Dwyer	46	Vice President Chief Financial Officer	8/1/2004 8/1/2004	** **

Jonathan Reid	32	Vice President General Counsel	8/17/2004 8/17/2004	** **

**	Each of these persons is presently serving in the capacity indicated.

Directors are elected by our shareholders to serve until the next annual meeting of our shareholders or until their successors have been elected and have been duly qualified. Officers are appointed to serve until the annual meeting of our Board of Directors following the next annual meeting of our shareholders and until their successors have been elected and have qualified.

Business Experience.

Kraig T. Higginson. Mr. Higginson is currently the Company’s Chairman of the Board of Directors and has served as the Chairman since October 2003. He has also served as the Company’s President from October 2003 to March 2004 and as the Company’s Chief Executive Officer from March 2004 to January 2005. Mr. Higginson founded American Telemedia Network, Inc., a publicly-traded corporation that developed a nationwide satellite network of data and audio-visual programming. He served as President and Chief Executive Officer of Telemedia Network from 1984 through 1988. From 1988 through 2002, Mr. Higginson worked as a business consultant through Lighthouse Associates, an entity that he controls.

Brent M. Cook. Mr. Cook joined the Company’s Board of Directors in February 2004, and in January 2005, he was named as the Company’s Chief Executive Officer. Mr. Cook is a partner in AMP Resources, LLC, a company involved in geothermal power generation and industrial heat recovery generation. Previously, Mr. Cook was President of Headwaters, Inc.- a billion dollar Nasdaq: HDWR listed energy and energy technology company. He served Headwaters from 1996 to 2002 in positions including CEO, President, and Chairman of the Board of Directors. Prior to his Headwaters career, Mr. Cook was Director of Strategic Accounts, Utah Operations, at PacifiCorp, which operates as a local electric utility in seven western states.

John C. Ritter. Mr. Ritter joined the Company’s Board of Directors in March 2004 and has also served as the Company’s President since that time. Prior to joining the Company, Mr. Ritter was Senior Vice President and Chief Financial Officer of Alcoa Industrial Components, a unit of Alcoa that develops, manufactures and provides support for components used in the aerospace, power generation, automotive and industrial markets. From 1996 through 2000, he was the Senior Vice President and Chief Financial Officer for Howmet Corporation. Mr. Ritter served as Vice President, Finance and Contracts, of AlliedSignal Government Electronics from 1994 to 1996, and as Vice President, Finance and Administration, of Norden Systems, a subsidiary of United Technologies Corporation, from 1991 to 1994. He holds B.S. and M.B.A. degrees from Ohio University and, as a Sloan Fellow, an M.S. from the Massachusetts Institute of Technology. Mr. Ritter is currently a director of United Components.

R. Thomas Bailey. Mr. Bailey joined the Company’s Board of Directors in October 2003 and has also served as the Company’s Treasurer since that time. Mr. Bailey has more than 30 years experience within the accounting industry, most recently as a principal of Bailey Accounting, an accounting firm located in Provo, Utah. Clients of Mr. Bailey’s firm include corporations, partnerships and limited liability companies within the manufacturing, legal, investment, services and other industries. Mr. Bailey is a Certified Public Accountant.

David W. West. Mr. West joined the Company’s Board of Directors in October 2003 and has also served as the Company’s Vice President since that time. Mr. West is a 20-year veteran in media and marketing consulting for high technology companies. Prior to joining the Company, Mr. West served as President of Utah Film & Video Corporation where he headed media development and consulting projects working with organizations such as Rockwell International, PBS, National Geographic Television, Marriott School of Management, U.S. Ski Team, Sundance Film Institute and others. As former Vice President of American Telemedia Network, he led development of the first nationwide interactive mall information directories based on satellite video & data broadcast. Mr. West holds a bachelors degree from Brigham Young University.

James E. Morton. Mr. Morton joined the Company’s Board of Directors in October 2003 and has also served as the Company’s Secretary since that time. Mr. Morton received his J.D. degree from the McGeorge School of Law, University of the Pacific in 1982, and was admitted to the Utah State Bar that same year. He has been practicing law in Salt Lake City since 1982. Mr. Morton has served as a member of the Panel of Arbitrators for the American Arbitration

Association and was a member of the Board of Commissioners of the Utah State Bar in 1990 and 1991. He is also a member of the Association of Trial Lawyers in American and the Utah Trial Lawyers Association.

Fred Wenninger. Mr. Wenninger joined the Company’s Board of Directors in October 2003. Mr. Wenninger was the President and Chief Executive Officer of Iomega Corporation from 1989 to 1993. Prior to that, from 1986 to 1989, he served as President of Bendix/King, an avionics subsidiary (now a division) of Allied Signal Corporation. Mr. Wenninger was the Chief Executive Officer, President and a director of Key Tronic Corporation from 1995 through 1997.

Timothy D. Fehr. Mr. Fehr has served as the Company’s Senior Vice President and Chief Technology Officer since March 2004. During more than 30 years with the Boeing Co., and more than 18 years as business unit vice president, Mr. Fehr directed the development, manufacture and deployment of numerous engineering, mechanical, hydraulic and electrical systems for both commercial and military applications. Mr. Fehr holds undergraduate and graduate science degrees in electrical engineering. He also holds an M.S. degree as a Sloan Fellow from the Massachusetts Institute of Technology.

Lee A. Daniels. Mr. Daniels joined the Company’s Board of Directors in May 2004. Mr. Daniels currently is the CEO and Managing Partner of Daniels Capital, LLC. Daniels Capital LLC is an investment company that makes private equity investments and provides securitized debt financings. Mr. Daniels is also the Chief Executive Officer of Telecom 5, a Utah based Telecommunications Company and a Professor of International Business at Brigham Young University. Mr. Daniels served as the President of Newbridge Capital, Japan. Prior to joining Newbridge, Mr. Daniels was President and Representative Director of Jupiter Telecommunications Co., Ltd. He was the President and Chief Executive Officer of AT&T Japan Ltd. from 1994 to 1998 and concurrently served as the Chairman of JENS, one of the first Internet Service Providers in Japan. He has served on numerous boards in Japan and the U.S. and is currently a member of the Board of Directors of Raser Technologies, Pro Image, and Telecom 5.

William Dwyer. Mr. Dwyer has served as the Company’s Vice President and Chief Financial Officer since August 2004. Prior to joining the Company, Mr. Dwyer served as Chief Financial Officer of Allegheny Ludlum which provides metallic materials to the aerospace, power generation, automotive and commercial markets. Mr. Dwyer previously served as Chief Financial Officer for Alcoa Fastening Systems, serving aerospace and commercial transportation markets. As Chief Financial Officer of Alcoa Fastening Systems, Mr. Dwyer led the integration of Finance, Procurement, Information Technology and Human Resources and facilitated the consolidation of research and development, manufacturing, and sales worldwide. Mr. Dwyer also previously served as the Group Controller of Alcoa Industrial Components. Mr. Dwyer has served in a variety of business development and financial roles throughout his 24 year career and is a Certified Management Accountant.

Jonathan T. Reid. Mr. Reid has served as the Company’s Vice President and General Counsel since August 2004. Mr. Reid received his J.D. degree from the University of Utah in 1999, as a William H. Leary Scholar. He subsequently served as a law clerk to the Honorable Chief Justice Richard C. Howe of the Utah Supreme Court. He worked as Manager of Legal Affairs for Titus Communications, KK, in Tokyo, Japan, until the company, then valued at over $1 billion (U.S.), was purchased by Microsoft Corporation and merged into Japan’s largest broadband company. Prior to joining the Company, Mr. Reid was a partner in the law firm of Van Woerkom, Reid & Weeks, PLLC, where he practiced general business and corporate law.

Family Relationships.

To our knowledge, there are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

In November, 2001, Profile Media, Inc., was placed into an involuntary bankruptcy. In January, 2002, Profile Media filed a Chapter 11 bankruptcy case, which later was converted into a Chapter 7 liquidation case. From September, 1997, to January, 2002, Kraig T. Higginson served as Secretary and a director of Profile Media. To the best of Mr. Higginson’s knowledge, there have been no actions or claims filed that would allege any impropriety by him during or after his involvement with that entity.

Audit Committee.

The Company has an audit committee consisting of Lee Daniels and Fred Wenninger. Our Board of Directors has determined that Mr. Daniels is an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B under the Exchange Act of 1934. The qualifications of Mr. Daniels are noted in Part III, Item 9 of this report. Both individuals are deemed to be independent members of the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

The following directors, officers and beneficial owners of more than ten percent of the outstanding shares of the Company’s common stock failed to file reports pursuant to Section 16(a) of the Exchange Act on timely basis.

Name	Number of late reports	Number of transactions not reported on a timely basis
Kraig Higginson	2	4
Brent Cook	1	1
John C. Ritter	3	6
David W. West	1	1
Fred Wenninger	2	5
Timothy D. Fehr	1	1
Lee Daniels	1	1
William Dwyer	1	1
Ned Warner	2	6

We believe that each of these persons is currently in compliance with Section 16(a) of the Exchange Act.

Code of Ethics.

We have adopted a Code of Ethics applicable to our Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer or Controller, and other persons performing similar functions. The Code of Ethics is posted on our Internet website at http://www.rasertech.com.

ITEM 10.	Executive Compensation.

No director or executive officer of the Company received any compensation from the date of its inception through October 14, 2003, the date of the Reorganization. The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

				Long Term Compensation
		Annual Compensation		Awards		Payout
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year or Period Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock ($) (3)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Kraig T. Higginson (1) (2) Chief Executive Officer	12/31/2004	180,000	—	—	—	—	—	—
	12/31/2003	103,269	—	—	—	—	—	—
	12/31/2002	—	—	—	—	—	—	—
William Dwyer (3) Vice President, Chief Financial Officer	12/31/2004	59,824	—	—	933,579	—	—	—

(1)	The following named executive officers received less than $100,000 in compensation; however, in 2004, they received the following amounts pursuant to restricted stock grants: John C. Ritter, President: $1,378,125; and Timothy D. Fehr, Senior Vice President and Chief Technology Officer: $737,081.

(2)	David West, Vice President, received less than $100,000 in compensation, but was granted an option to purchase 500,000 shares of the Company’s common stock in 2004 at an exercise price of $3.65 per share.

(3)	William Dwyer joined the company in August 2004 and received compensation of $59,824 over a period of five months, which equates to an approximate annualized salary of $135,000.

Options/SAR Grants in Last Fiscal Year

Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
David West, VP, Director	500,000	48%	3.65	4/7/2014
Lee Daniels, Director	100,000	10%	3.60	5/23/2014
Brent Cook, Director	100,000	10%	4.15	10/5/2014

The options granted to David West vested completely when granted at the market price on April 8, 2004.

The options granted to Lee. Daniels vest in four equal parts of 25,000 each on August 23, 2004, November 23, 2004, February 23, 2005 and May 23, 2005. These options were granted at the market price on May 23, 2004.

The options granted to Brent Cook vest in two equal parts of 50,000 each on October 6, 2005 and October 6, 2006. These options were granted at the market price on October 6, 2004.

Aggregated Option/SAR Exercises in Last Fiscal year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)		(e)
			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End (#)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
David West, VP, Director	0	0	500,000	—	$2,450,000	—
Lee Daniels, Director	0	0	50,000	50,000	$247,500	$247,500
Brent Cook, Director	0	0	—	100,000	—	$440,000

Compensation of Directors.

Fred Wenninger, director, receives $1,000 per board meeting for travel, lodging, meals and incidental expenses.

Lee Daniels, Jim Morton, Tom Bailey and Brent Cook currently receive no compensation other than the options listed above in Part III, Item 10 of this report.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

Except as indicated below, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

On February 25, 2004, the Company entered into a Restricted Stock Grant Agreement with John C. Ritter, its President (the “Ritter Agreement”). Pursuant to the Ritter Agreement, Mr. Ritter was granted the right to receive up to 1,000,000 shares of the Company’s common stock subject to the following vesting schedule: 250,000 shares vested immediately upon execution of the Ritter Agreement and the remaining 750,000 shares vest over a period of three years, with the first tranche of 62,500 shares vesting on May 3, 2004, and each subsequent tranche of 62,500 shares vesting on the first business day of each third month thereafter.

Under the Ritter Agreement, all previously unvested shares will vest upon a “change in control” of the Company. “Change in control” is defined as:

•	any person becoming the beneficial owner, directly or indirectly, of 50% or more of the Company’s voting stock; or

•	during any period of two consecutive years, persons who at the beginning of such period constitute the Company’s Board of Directors cease for any reason to constitute at least a majority thereof, unless the election or the nomination for election by the Company’s shareholders of each new director was approved by a vote of at least three-quarters of the directors then still in office who were directors at the beginning of the period.

Any merger, consolidation or corporate reorganization in which the owners of the Company’s capital stock entitled to vote in the election of directors prior to such combination own 50% or more of the resulting entity’s voting stock will not, by itself, be considered a “change in control” for purposes of the Ritter Agreement.

On February 25, 2004, the Company entered into a Restricted Stock Grant Agreement with Timothy D. Fehr, its Chief Technical Officer and Senior Vice President (the “Fehr Agreement”). Pursuant to the Fehr Agreement, Mr. Fehr was granted the right to receive up to 500,000 shares of the Company’s common stock subject to the following vesting schedule: 150,000 shares vested upon execution of the Fehr Agreement, 100,000 shares vested on February 1, 2005, 100,000 shares vest on February 1, 2006 and 150,000 shares vest on February 1, 2007. The Fehr Agreement also includes the change in control provisions contained in the Ritter Agreement and described above. In addition, pursuant to the Fehr Agreement, if Mr. Fehr is terminated for “cause,” he shall receive a prorated number of shares equal to 8,333 shares per month for every full month he has been an employee of the Company.

On August 1, 2004, the Company entered into an At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement with William Dwyer, its Chief Financial Officer and Vice President (the “Dwyer Agreement”). Pursuant to the Dwyer Agreement, Mr. Dwyer was granted the right to receive up to 400,000 shares of the Company’s common stock subject to the following vesting schedule: 100,000 shares vested on August 1, 2004, 100,000 shares vest on August 1, 2005, 100,000 shares vest on August 1, 2006 and 100,000 shares vest on August 1, 2007. The Dwyer Agreement also includes the change in control provisions contained in the Ritter Agreement and described above. In addition, pursuant to the Dwyer Agreement, if Mr. Dwyer is terminated for “cause,” he shall receive a prorated number of shares equal to 8,333 shares per month for every full month he has been an employee of the Company.

On January 31, 2005, the Company entered into an At-Will Employment Agreement with Brent Cook, in connection with Mr. Cook’s appointment as the Company’s Chief Executive Officer (the “Cook Agreement”). Pursuant to the Cook Agreement, in the event of the termination of Mr. Cook’s employment, Mr. Cook will receive from the Company a severance payment equal to his current annual salary and the average of any bonuses paid during the period prior to the termination of Mr. Cook’s employment.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,285,000		$4.16	465,000
Equity compensation plans not approved by security holders (2)	1,050,000	(3)(4)(5)	$0.00	0

Total	2,335,000		$2.29	465,000

(1)

As of December 31, 2004 there were 465,000 remaining shares available to be issued under Raser’s Long Term Incentive Plan (the “Plan”). This Plan was approved by the Company’s shareholders in May 2004. Pursuant to the Plan, an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan is equal to the lesser of 1,750,000 shares, 3% of the outstanding shares on the first day of each fiscal year, or an amount determined by the Board.

(2)	Includes stand-alone grants to John C. Ritter, Timothy D. Fehr and William Dwyer of the right to receive restricted shares of the Company’s common stock, described more fully below.

(3)	Includes a stand-alone grant of the right to receive up to 500,000 restricted shares of the Company’s common stock granted to John C. Ritter as compensation pursuant to that certain Restricted Stock Grant Agreement dated February 25, 2004 (the “Ritter Agreement”). Pursuant to the Ritter Agreement, Mr. Ritter was granted the right to receive up to 1,000,000 restricted shares of the Company’s common stock, which shares are issuable as compensation for services as an employee of the Company and at no other cost to Mr. Ritter. As of February 11, 2005, 500,000 shares had vested and had been issued to Mr. Ritter while the remaining 500,000 shares will vest by February 1, 2007.

(4)	Includes a stand-alone grant of the right to receive up to 250,000 restricted shares of the Company’s common stock granted to Timothy D. Fehr as compensation pursuant to that certain Restricted Stock Grant Agreement dated February 25, 2004 (the “Fehr Agreement”). Pursuant to the Fehr Agreement, Mr. Fehr was granted the right to receive up to 500,000 restricted shares of the Company’s common stock, which shares are issuable as compensation for services as an employee of the Company and at no other cost to Mr. Fehr. As of February 11, 2005, 250,000 shares had vested and had been issued to Mr. Fehr while the remaining 250,000 shares will vest by February 1, 2007.

(5)	Includes a stand-alone grant of the right to receive up to 300,000 restricted shares of the Company’s common stock granted to William Dwyer as compensation pursuant to that certain At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated August 1, 2004 (the “Dwyer Agreement”). Pursuant to the Dwyer Agreement, Mr. Dwyer was granted the right to receive up to 400,000 restricted shares of the Company’s common stock, which shares are issuable as compensation for services as an employee of the Company and at no other cost to Mr. Dwyer. As of February 11, 2005, 100,000 shares had vested and had been issued to Mr. Dwyer while the remaining 300,000 shares will vest by August 1, 2007.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of February 11, 2005, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. As of February 11, 2005, there were 49,246,071 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of February 11, 2005, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Raser Technologies, Inc., 5152 N. Edgewood Dr., Suite 375, Provo, Utah 84604. This table is based upon information supplied by directors, officers and principal shareholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Total Common Stock
Kraig T. Higginson (1)	15,930,320	32.2%
Ned Warner (2)	6,437,600	13.1%
Jack Kerlin (3)	5,764,600	11.7%
R. Thomas Bailey (4)	2,987,800	6.1%
James E. Morton	1,530,600	3.1%
David W. West (5)	1,074,800	2.2%
Jonathan Reid (6)	965,000	2.0%
Fred Wenninger (7)	742,300	1.5%
Brent Cook (8)	710,750	1.4%
John C. Ritter	300,000	0.6%

Timothy D. Fehr	150,000	0.3%
William Dwyer (9)	100,000	0.2%
Lee Daniels (10)	75,000	0.2%
All Directors and Executive Officers as a group	24,566,570	49.3%

(1)	Consists of 6,988,720 shares held in the name of Lighthouse Fund Partners, Inc., 5,764,600 shares held in the name of Higginson Family Investments, LLC, 1,077,000 shares held in the name of Radion Energy LLC, 900,000 shares held in the name of Jeanette S. Higginson, 500,000 shares held in the name of Eclipse Fund, LLC, 500,000 shares held in the name of HP Fund, LLC, and 200,000 shares held in the name of Jeannette S. Higginson c/f Rebecca A. Higginson, each of which may be deemed to be controlled by Mr. Higginson.

(2)	Consists of 4,784,200 shares held in the name of Ocean Fund, LLC, 1,041,600 shares held in the name of Warner Investments, LP, 330,600 shares held in the name of Risk Management LLC, and 281,200 shares held in the name of Maasai, Inc., each of which may be deemed to be controlled by Mr. Warner.

(3)	The principal address of Mr. Kerlin is P.O. Box 50405, Provo, Utah 84605.

(4)	Consists of 2,987,800 shares held in the name of Thomas Bailey Family LP, which may be deemed to be controlled by Mr. Bailey.

(5)	Includes options to purchase 500,000 shares exercisable within 60 days of February 11, 2005. Includes 5,000 shares held jointly with Mr. West’s wife, Diana.

(6)	Consists of 965,000 shares held by JDC Investment Fund, LC, which may be deemed to be controlled by Mr. Reid.

(7)	Includes warrants held by Mr. Wenninger to purchase 15,000 shares exercisable within 60 days of February 11, 2005. Includes warrants held by Eunice Wenninger to purchase 2,500 shares exercisable within 60 days of February 11, 2005, which may be deemed to be controlled by Mr. Wenninger. Includes 624,800 shares held in the name of Fred W. Wenninger TTEE FBO Fred W. Wenninger Self Declaration Trust, and 30,000 shares held in the name of Eunice Elizabeth Wenninger Self Declaration Trust, both of which may be deemed to be controlled by Mr. Wenninger.

(8)	Includes 710,000 shares held in the name of BMC Highland Investment LLC and 500 shares held by Nathan Cook, Mr. Cook’s son, which may be deemed to be controlled by Mr. Cook.

(9)	Includes 5,000 shares held in the name of William Dwyer c/f Brittany Dwyer, 5,000 shares held in the name of William Dwyer c/f Brian Dwyer and 5,000 shares held in the name of William Dwyer c/f John Dwyer, all of which may be deemed to be controlled by Mr. Dwyer.

(10)	Includes options to purchase 75,000 shares exercisable within 60 days of February 11, 2005.

Changes in Control.

To the knowledge of management, there are no present arrangements or pledges of the Company’s securities which may result in a change in its control.

ITEM 12.	Certain Relationships and Related Transactions.

On February 25, 2004, the Company entered into a Restricted Stock Grant Agreement with John C. Ritter, its President. Pursuant to this agreement, Mr. Ritter was granted the right to receive up to 1,000,000 shares of the Company’s common stock as compensation, which shares are subject to vesting. Of the 1,000,000 shares of common stock granted, as of February 11, 2005, 500,000 shares had vested while the remaining 500,000 shares will vest by February 1, 2007.

On February 25, 2004, the Company entered into a Restricted Stock Grant Agreement with Timothy D. Fehr, its Chief Technical Officer and Senior Vice President. Pursuant to this agreement, Mr. Fehr was granted the right to receive up to 500,000 shares of the Company’s common stock as compensation, which shares are subject to vesting. Of the 500,000 shares of common stock granted, as of February 11, 2005, 250,000 shares had vested while the remaining 250,000 shares will vest by February 1, 2007.

On August 1, 2004, the Company entered into a Restricted Stock Grant Agreement with William Dwyer, its Chief Financial Officer and Vice President. Pursuant to this agreement, Mr. Dwyer was granted the right to receive up to 400,000 shares of the Company’s common stock as compensation, which shares are subject to vesting. Of the 400,000 shares of common stock granted, as of February 11, 2005, 100,000 shares had vested while the remaining 300,000 shares will vest by August 1, 2007.

On January 31, 2005, the Company entered into an At-Will Employment Agreement with Brent Cook, its Chief Executive Officer. Pursuant to this Agreement, in the event of the termination of Mr. Cook’s employment, Mr. Cook will receive from the Company a severance payment equal to his current annual salary and the average of any bonuses paid during the period prior to the termination of Mr. Cook’s employment.

Since December 31, 2002, the Company has granted options to purchase an aggregate of 700,000 shares of our common stock to individuals that currently serve as our executive officers and directors. Such options were granted at exercise prices ranging from $3.60 to $4.15 per share, in each case reflecting the fair market value per share of our common stock on the date of grant.

Del Higginson, the brother of the Company’s chairman of the board of directors, Kraig Higginson, is currently an employee of the Company. Del Higginson serves as a Mechanical Technician and has an annual salary of $43,200. In addition, in connection with his employment, the Company granted Del Higginson an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $3.65 per share, which reflects the fair market value per share of our common stock at the time of the grant as determined by our board of directors.

Kort Sandberg, the brother-in-law of Ned Warner, a beneficial holder of more than 5% of the outstanding shares of common stock of the Company, is currently an employee of the Company. Kort Sandberg serves as an Electrical Engineer and has an annual salary of $60,000. In addition, in connection with his employment, the Company granted Kort Sandberg an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.65 per share, which reflects the fair market value per share of our common stock at the time of the grant as determined by our board of directors.

Kevin Kerlin, the son of Jack Kerlin, a beneficial holder of more than 5% of the outstanding shares of common stock of the Company, is currently an employee of the Company. Kevin Kerlin serves as a Mechanical Engineer and has an annual salary of $48,000. In addition, in connection with his employment, the Company granted Kevin Kerlin an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.65 per share, which reflects the fair market value per share of our common stock at the time of the grant as determined by our board of directors.

In 2003, the Company issued 930,000 shares of Series A Convertible Preferred Stock in a private offering for net proceeds of $930,000 (the “Series A Financing”). Michael Harris, the brother-in-law of Ned Warner, a beneficial holder of more than 5% of the outstanding shares of common stock of the Company, purchased 20,000 shares of Series A Convertible Preferred Stock in the Series A Financing.

In 2004, the Company issued 4,240.5 shares of Series B Convertible Preferred Stock to 18 investors in exchange for aggregate proceeds of $4,240,500 (the “Series B Financing”). Helen West, the mother of David West, the Company’s Vice President and a member of the Company’s board of directors, purchased 50 shares of Series B Convertible Preferred Stock in the Series B Financing. In addition, two trusts controlled by Fred Wenninger, a member of the Company’s board of directors (Fred W. Wenninger TTEE FBO Fred W. Wenninger Self Declaration Trust and Eunice Elizabeth Wenninger self Declaration Trust), purchased 245 shares of Series B Convertible Preferred Stock in the Series B Financing.

ITEM 13.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Description of Document

2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

3.1B	Articles of Incorporation of the Registrant.

3.1AC	Articles of Amendment to the Articles of Incorporation of the Registrant.

3.1BI	Articles of Amendment to the Articles of Incorporation of the Registrant.

3.1CD	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2I	Amended and Restated Bylaws of the Registrant.

4.1I	Specimen Common Stock Certificate.

4.2E	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3I	Form of Debenture.

10.1F	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2G	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3H	Amended and Restated 2004 Long Term Incentive Plan.

10.4I	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5J	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6J	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7J	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8K	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

C	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

D	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

E	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

F	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

G	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

H	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

I	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.

J	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.

K	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.

Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ITEM 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by its principal accountants during the calendar years ended December 31, 2004, and December 31, 2003:

Fee category	2004	2003
Audit fees	$36,703	$11,813
Audit-related fees	—	4,654
Tax fees	4,894	175
All other fees	1,035	—

Total fees	$42,632	$16,642

Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees for edgarization of documents and other minor accounting services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

Our audit committee reviewed and pre-approved all audit and non-audit services provided by Tanner + Co. and has determined that the firm’s provision of such services to us during fiscal 2004 is compatible with and did not impair Tanner + Co.’s independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RASER TECHNOLOGIES, INC.

Date: 2/15/2005	/s/ Brent M. Cook
Brent M. Cook, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent M. Cook and William Dwyer, and each or any one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capabilities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: 2/15/2005	/s/ Brent M. Cook
Brent M. Cook, Chief Executive Officer and Director

Date: 2/14/2005	/s/ Kraig T. Higginson
Kraig T. Higginson, Executive Chairman of the Board

Date: 2/14/2005	/s/ John C. Ritter
John C. Ritter, President and Director

Date: 2/15/2005	/s/ William Dwyer
William Dwyer, Vice President and Chief Financial Officer

Date: 2/14/2005	/s/ James E. Morton
James E. Morton, Secretary and Director

Date: 2/14/2005	/s/ David W. West
David W. West, Vice President and Director

Date: 2/15/2005	/s/ R. Thomas Bailey
R. Thomas Bailey, Director

Date: 2/15/2005	/s/ Fred Wenninger
Fred Wenninger, Director

Date: 2/14/2005	/s/ Lee A. Daniels
Lee A. Daniels, Director

RASER TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Independent Auditors’ Report	F-2
Combined Consolidated Balance Sheet as of December 31, 2004 and 2003	F-3
Combined Consolidated Statement of Operations for the years ended December 31, 2004 and 2003 and the period beginning on October 28, 2002 (date of inception) to December 31, 2002	F-4
Combined Consolidated Statement of Stockholders’ Equity and Members’ Deficit for the period beginning on October 28, 2002 (date of inception) to December 31, 2004	F-5
Combined Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-6
Notes to Combined Consolidated Financial Statements	F-7

RASER TECHNOLOGIES, INC.

(A Development Stage Company)

Combined Consolidated Financial Statements

December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raser Technologies, Inc.

We have audited the accompanying combined consolidated balance sheet of Raser Technologies, Inc. (a development stage company), as of December 31, 2004 and 2003 and the related combined consolidated statements of operations and stockholders’ equity and members’ deficit, and cash flows for the years ended December 31, 2004 and 2003, the period from October 28, 2002 (date of inception) to December 31, 2002, and the cumulative amounts from inception through December 31, 2004. These combined consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board, (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raser Technologies, Inc. (a development stage company), as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and the period from October 28, 2002 (date of inception) to December 31, 2002 and cumulative amounts from inception through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

TANNER + Co.

Salt Lake City, Utah

February 7, 2005

RASER TECHNOLOGIES, INC.

(A Development Stage Company)

Combined Consolidated Balance Sheet

Assets

	December 31
	2004	2003
Current assets:
Cash	$2,665,486	$231,703
Equipment, net	112,800	31,682
Patents and trademarks, net	144,053	28,137
Other assets	74,215	8,352

Total Assets	$2,996,554	$299,874

Liabilities and Stockholders’ Equity

	December 31
	2004	2003
Current liabilities:
Accounts payable	$20,622	$69,439
Accrued liabilities	14,375	27,107

Total current liabilities	34,997	96,546

Stockholders equity and members’ deficit:
Series B convertible preferred stock, non-voting, non-cumulative, $.01 par value, 5,000,000 shares authorized; 1,134 shares issued and outstanding	11	—
Common stock, $.01 par value, 100,000,000 shares authorized, 48,722,160 and 46,306,000 shares issued and outstanding respectively	487,221	463,060
Additional paid in capital	10,526,221	816,089
Deficit accumulated during the development stage	(8,051,896)	(1,075,821)

Total stockholders’ equity	2,961,557	203,328

Total liabilities and stockholders’ equity	$2,996,554	$299,874

See accompanying notes to combined consolidated financial statements.

RASER TECHNOLOGIES, INC.

(A Development Stage Company)

Combined Consolidated Statement of Operations

	Year Ended December 31, 2004	Year Ended December 31, 2003	October 28, 2002 (Date of inception) to December 31, 2002	Cumulative Amounts
Revenue	$30,000	$—	$—	$30,000

Operating expense
General and administrative	5,186,470	749,995	115,637	6,052,102
Research and development	1,634,541	406,148	232,563	2,273,252

Total operating expenses	6,821,011	1,156,143	348,200	8,325,354
Interest (expense)	(203,500)	(280,808)	—	(484,308)
Interest income	18,436	—	—	18,436

Loss before income taxes	(6,976,075)	(1,436,951)	(348,200)	(8,761,226)
Income tax benefit	—	—	—	—

Net loss	(6,976,075)	(1,436,951)	(348,200)	(8,761,226)
Preferred stock dividends	(66,206)	—	—	(66,206)
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	(4,240,500)	(611,784)	—	(4,852,284)

Net loss applicable to common shareholders	$(11,282,781)	$(2,048,735)	$(348,200)	$(13,679,716)

Loss per common share- basic and diluted	$(0.24)	$(0.05)	$(0.01)

Weighted average common shares- basic and diluted	47,365,000	40,389,000	38,950,000

See accompanying notes to combined consolidated financial statements.

RASER TECHNOLOGIES, INC.

(A Development Stage Company)

Combined Consolidated Statement of Stockholders’ Equity and Members’ Deficit

October 28, 2002 (Date of Inception) to December 31, 2004

	Convertible preferred stock		Common Stock		Additional paid-in capital	Members’ Equity	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, October 28, 2002 (date of inception)	—	$—	—	$—	$—	$—	$—	$—
Restated shares issued in reverse acquisition			38,950,000	389,500	(389,400)			—
Equity interests issued for:
Cash						14,634		14,634
Accounts payable and liabilities						232,143		232,143
Services						94,147		94,147
Warrants issued for patent costs						2,500		2,500
Net Loss						(348,200)		(348,200)

Balance, December 31, 2002	—	$—	38,950,000	$389,500	$(389,500)	$(4,776)	$—	$(4,776)
Equity interests issued for:
Cash						81,337		81,337
Warrants issued for patent costs						4,700		4,700
Net loss through date of incorporation, (July 18, 2003)						(361,130)		(361,130)
Common stock issued for restructure of equity interests due to change in Company’s entity status					(279,869)	279,869		—
Acquisition of Wasatch Web Advisors, Inc.			2,298,714	22,987	(22,987)			—
Series A preferred stock issued for:
Cash	930,000	9,300			920,700			930,000
Common stock issued for:
Conversion of debt primarily due from related parties			540,000	5,400	264,600			270,000
Conversion of Series A preferred stock	(930,000)	(9,300)	1,550,000	15,500	(6,200)			—
Consulting services for reverse merger			2,967,286	29,673	59,345			89,018
Beneficial conversion feature					270,000			270,000
Net loss from date of incorporation (July 18, 2003) through December 31, 2003							(1,075,821)	(1,075,821)

Balance at December 31, 2003	—	$—	46,306,000	$463,060	$816,089	$—	$(1,075,821)	$203,328
Stock options and warrants issued for services					553,048			553,048
Beneficial conversion feature					200,000			200,000
Series B preferred stock issued for:
Cash	4,241	42			3,896,313			3,896,355
Common stock issued for:
Exercise of Warrants			114,315	1,143	392,518			393,661
Conversion of debt primarily due from related parties			100,000	1,000	199,000			200,000
Conversion of Series B preferred stock	(3,107)	(31)	887,566	8,876	(8,845)			—
Employee compensation			687,500	6,875	3,041,910			3,048,785
Consulting services			104,479	1,044	462,951			463,995
Cash			522,300	5,223	1,039,443			1,044,666
Series B preferred stock dividends paid					(66,206)			(66,206)
Net loss							(6,976,075)	(6,976,075)

Balance at December 31, 2004	1,134	$11	48,722,160	$487,221	$10,526,221	$—	$(8,051,896)	$2,961,557

See accompanying notes to combined consolidated financial statements.

RASER TECHNOLOGIES, INC.

(A Development Stage Company)

Combined Consolidated Statement of Cash Flows

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Cumulative Amounts since date of inception
Cash flows from operating activities:
Net loss	$(6,976,075)	$(1,436,951)	$(348,200)	$(8,761,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization expense	20,276	1,164	—	21,440
Research and development expenses incurred through assumption of liabilities	—	—	232,143	232,143
Common stock, stock options and warrants, or membership interest issued for services	4,065,828	89,018	94,147	4,248,993
Beneficial conversion feature on conversion of related party notes payable	200,000	270,000	—	470,000
Increase in other assets	(65,863)	(8,352)	—	(74,215)
(Decrease) increase in account payable	(48,817)	69,439	—	20,622
(Decrease) increase in accrued liabilities	(12,732)	(206)	12,541	(397)

Net cash used in operating activities	(2,817,383)	(1,015,888)	(9,369)	(3,842,640)

Cash flows from investing activities:
Increase in patents and trademarks	(119,814)	(6,165)	—	(125,979)
Purchase of property and equipment	(97,496)	(32,846)	—	(130,342)

Net cash used in investing activities	(217,310)	(39,011)	—	(256,321)

Cash flows from financing activities:
Proceeds from related party note payable	65,000	270,000	—	335,000
Proceeds from convertible note payable	200,000	—	—	200,000
Payments on related party note payable	(65,000)	—	—	(65,000)
Proceeds from sale of Series A preferred stock	—	930,000	—	930,000
Proceeds from sale of Series B preferred stock	3,896,355	—	—	3,896,355
Proceeds from the sale of common stock and member contributions	1,438,327	81,337	14,634	1,534,298
Preferred stock dividends paid	(66,206)	—	—	(66,206)

Net cash provided by financing activities	5,468,476	1,281,337	14,634	6,764,447

Net increase in cash and cash equivalents	2,433,783	226,438	5,265	2,665,486
Cash and cash equivalents at beginning of period	231,703	5,265	—	—

Cash and cash equivalents at end of period	$2,665,486	$231,703	$5,265	$2,665,486

See accompanying notes to combined consolidated financial statements.

RASER TECHNOLOGIES, INC.

(A Development Stage Company)

Notes to Combined Consolidated Financial Statements

Years ended December 31, 2004 and 2003

1.	Organization and Summary of Significant Accounting Policies

Organization

Raser Technologies, Inc. (the Company) formerly (Wasatch Web Advisors, Inc. was incorporated in Utah September 14, 1999. The Company has a wholly owned subsidiary, Raser Technology Operating Company.

On October 28, 2002, Raser Technologies, LLC was originally organized as a limited liability company, under the laws of the State of Utah. On July 18, 2003, the Company merged into Raser Technologies, Inc., a corporation effectively changing its LLC organizational status to that of a corporation. Each one percent membership interest in the Company was converted into 360,000 shares of the new corporation resulting in an issuance of 36,000,000 shares of common stock. The Company changed its name from Raser Technologies LLC to Raser Technologies, Inc.

Effective October 14, 2003, Wasatch Web Advisors, Inc., (“Wasatch”) a publicly held company, and Raser Technologies, Inc., a Utah corporation (“Raser”) executed an Agreement and Plan of Reorganization, whereby Wasatch agreed to acquire (i) 100% of the issued and outstanding shares of common stock of Raser in exchange for 38,950,000 post-split shares of the Wasatch common stock, or approximately 95% of its post-Reorganization Agreement outstanding common stock, and corresponding to the merger, Raser exchanged all of its outstanding preferred stock on a one-for-one basis with Wasatch preferred stock. Raser is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition. Corresponding to the merger, Wasatch changed its name to Raser Technologies, Inc., and Raser, now as a wholly owned subsidiary of Raser Technologies, Inc. (formerly Wasatch), changed its name to Raser Technologies Operating Company.

The Company is engaged in the development and marketing of proprietary resonant motor technology; however, the Company has not recognized significant revenues related to such planned operations. Accordingly, the Company is considered a development stage company.

Principles of Consolidation

The combined consolidated financial statements include the accounts of Raser, and its predecessor, Raser Technologies, LLC, from inception and those of Wasatch consolidated with Raser from the date of the reverse acquisition. All significant inter-company transactions have been eliminated.

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

Office Equipment	5-7 years
Engineering Equipment	5-7 years
Demonstration Vehicles	5-7 years

Patents and Trademarks

Costs to obtain patents are capitalized pending issuance of the patent. The costs are amortized over the estimated life of the patents or expensed if the patent is not issued.

The Company assesses recoverability of its patents by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate which reflects the Company’s average cost of funds.

Income Taxes

Through July 17, 2003, the Company, with the consent of its members, elected under the Internal Revenue Code to be subject to the income pass-through rules associated with a limited liability company. Under those provisions, the Company did not pay corporate income taxes on its taxable income. Instead, the members were responsible for individual income taxes on their respective shares (unless otherwise agreed) of the Company’s taxable income.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, as amended. All of the Company’s revenue to date was the result of engineering services provided in connection with one contract.

Recognition of revenue related to engineering services depends on whether the revenue is contingent on deliverables by the Company in any way. If the fee is non-refundable, the Company has no specific milestones to meet, and there are no required performance criteria, the Company recognizes revenue as the cost is incurred to complete the project on a percent of completion basis. If there are specific milestones that must be met before payment becomes due, the Company recognizes the revenue at the completion of each milestone. Costs incurred to achieve the milestones will be deferred and recognized to match the recognition of revenue unless they are determined not to be recoverable. If there are specific performance criteria, revenue will be recognized when the customer agrees that the specific performance criteria are met. Costs incurred to achieve the performance criteria will be deferred and recognized to match the recognition of revenue unless they are determined not to be recoverable.

Stock-Based Compensation

The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost is recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. 1,035,000 compensatory options were issued to employees under Raser’s Long Term Incentive Plan in the year ended December 31, 2004. The Company issued no compensatory options to its employees during the year ended December 31, 2003 and for the period from October 28, 2002 (date of inception) to December 31, 2002. Had compensation expense for the Company’s stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS no. 123, the Company’s results of operations would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31, 2004	Year Ended December 31, 2003	October 28, 2002 (Date of inception) to December 31, 2002
Net loss applicable to common shareholders as reported	$(11,282,781)	$(2,048,735)	$(348,200)
Deduct:
Total stock-based employee compensation expense determined under fair value based method	(2,208,831)	—	—

Net loss pro forma	$(13,491,612)	$(2,048,735)	$(348,200)

Basic and diluted– as reported	$(.24)	$(.05)	$(.01)

Basic and diluted – pro forma	$(.28)	$(.05)	$(.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2004	Year Ended December 31, 2003	October 28, 2002 (Date of inception) to December 31, 2002
Expected dividend yield	$—	$—	$—
Expected stock price volatility	93% - 103%	—	—
Risk-free interest rate	4.2%	—	—
Expected life of options	10	—	—

The weighted average fair value of options granted to employees during 2004 was $3.57 per share.

Stock options and warrants granted to non-employees for services are accounted for in accordance with SFAS 123 which requires expense recognition based on the fair value of the options/warrants granted. The Company calculates the fair value of options and warrants granted by using the Black-Scholes pricing model. During 2004, the Company granted options to purchase 250,000 shares of common stock for services. The issuance of these options resulted in general and administrative expense of $499,168. During 2004, the Company issued warrants to purchase 25,000 shares of common stock for services. The issuance of these warrants resulted in general and administrative expenses of $53,880.

Stock Issued for Services and Assets

The Company may issue shares of common stock as payment for services or purchase of assets. Stock issued for services is valued based on the fair value on the date the commitment to issue the stock has occurred. Expense is measured based on the value of the stock issued and is recognized upon vesting of the stock award. Stock issued for the purchase of assets is also valued based on the fair value on the date the stock is issued or required to be issued per the purchase agreement. The assets are recorded based on the value of the stock issued.

(Loss) Earnings Per Share

The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the conversion of preferred stock to common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 1,708,377 shares of common stock at prices ranging from $3.05 to $8.55 and 1,134.5 shares of Series B convertible preferred stock were outstanding at December 31, 2004, but were not included in the diluted earnings (loss) per share calculation because the effect would have been anti-dilutive.

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

Reclassifications

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform with the current year presentation.

2.	Equipment

Equipment consisted of the following as of:

	December 31, 2004	December 31, 2003
Office Equipment	$93,653	$21,051
Engineering Equipment	16,491	2,795
Demonstration Vehicles	20,200	9,000

Fixed Assets at Cost	130,344	32,846
Accumulated Depreciation	(17,544)	(1,164)

Net Fixed Assets	$112,800	$31,682

3.	Patents and Trademarks.

At December 31, 2004 and 2003, the Company had capitalized costs directly related to the application for patents and trademarks in the amount of $147,951 and $28,137, respectively. We began to amortize the costs of these patents in the fourth quarter of 2004 and had accumulated amortization of $3,898 at December 31, 2004. The balance of a patent’s value will be expensed if the application is not approved.

	December 31, 2004	December 31, 2003
Patents	$128,595	$25,927
Trademarks	19,356	2,210

Patents and Trademarks at Cost	147,951	28,137
Accumulated Amortization	(3,898)	—

Net Patents & Trademarks	$144,053	$28,137

4.	Commitments

The Company has entered non-cancelable operating leases for its business facility and a testing facility. The operating leases obligate the Company at approximately $67,000 from January 1, 2005 through August 31, 2005. Total rent expense for the year ended December 31, 2004 and 2003 and the period from October 28, 2002 through December 31, 2002 was $100,000, $35,000 and $3,000, respectively.

5.	Series A Preferred Stock

Series A 10% Convertible Non-Voting Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. 930,000 shares were issued as Series A 12%, $.01 par value, Convertible Non-Voting Preferred Stock (“Series A Preferred Stock”). As of December 31, 2003 there were no shares outstanding.

Dividends

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 12 percent per year of the liquidation preference of $1.00 per share, payable annually, if and when declared by the board of directors. Dividends are not cumulative and the board of directors are under no obligation to declare dividends.

Convertibility

Upon the approval of the Board of Directors, Series A Preferred Stock may be convertible into the Company’s common stock by dividing $1.00 plus any unpaid dividends by 50% of the five day average closing bid price of the common shares.

During 2003, the Company sold 930,000 shares of Series A Convertible Preferred Stock in exchange for proceeds of $930,000. These shares were converted into 1,550,000 shares of the Company’s common stock at approximately $.81 per share. As a result of the beneficial conversion feature inherent in the conversion rights and preferences of Series A Preferred Stock, the Company recognized a deemed dividend of $611,784. This deemed dividend was calculated based on the conversion price above at the time of conversion. Because the Company has an accumulated deficit, dividends were recorded in additional paid-in-capital and have a net affect of zero in that account and is therefore not presented on the statement of stockholders equity as a separate item.

Liquidation Preference

The holders of Series A Preferred are entitled to a liquidation preference of $1.00 per share plus unpaid dividends.

6.	Series B Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. In the third quarter of 2004 the company sold 4,240.5 shares of Series B 7%, $.01 par value, Convertible Non-Voting Preferred Stock (“Series B Preferred Stock”). As of December 31, 2004 there were 1,134.5 shares outstanding. The offering price was $1,000 per share.

Dividends

The holders of the Series B Preferred Stock are entitled to dividends at the rate of 7 percent per year of the value of their investment, payable quarterly, in either cash or shares of Raser common stock. Dividends are cumulative. The Company elected to pay all dividends in cash during 2004.

Warrants

Holders of Series B Preferred Stock were granted cash-only exercise warrants equal to 25% of the common stock available to them upon conversion at an exercise price of $8.55 per share. As of December 31, 2004 no preferred shareholders had exercised their warrants from the Series B Preferred Stock offering.

Convertibility

Series B Preferred Stock is convertible into the Company’s common stock by dividing $3.50 into the value of the investment at $1,000 per preferred share.

During 2004 the Company sold 4,240.5 shares of Series B Convertible Preferred Stock in exchange for gross proceeds of $4,240,500. Of these preferred shares, 3,107 were converted into 887,566 shares of the Company’s common stock in 2004. As a result of the warrants granted in connection with the sale of Series B preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of Series B Preferred Stock, the Company has recognized a deemed dividend of $4,240,500. This deemed dividend was calculated based on the conversion price above at the time of conversion. Because the Company has an accumulated deficit, dividends were recorded in additional paid-in-capital and have a net affect of zero in that account and is therefore not presented on the statement of stockholders equity as a separate item.

As disclosed in the subsequent event described in Note 12, in January 2005, warrants to purchase 213,716 shares of common stock were exercised and the remaining shares of Series B preferred stock were converted to common stock. The final dividend was paid on January 20, 2005. This dividend was also paid in cash.

7.	Common Stock

Common Stock Issuances

During the year ended December 31, 2004, the Company converted debt of $200,000 in exchange for 100,000 shares of common stock, or at $2.00 per share. The Company issued 687,500 shares of common stock in conjunction with the employment contracts of certain key employees. These shares resulted in compensation expense of $3,048,785. The company issued 104,479 shares of common stock for consulting services valued at $463,995. The Company converted

3,107 shares of Series B Preferred Stock into 887,566 shares of common stock based on the conversion terms of the Series B Preferred Stock.

From February to June, 2004, the Company sold 522,300 shares of its common stock to certain “accredited” investors, at a price of $2.00 per share.

During the year ended December 31, 2003, the Company issued 38,950,000 in connection with the reverse merger. These shares have been presented as if issued at inception of the Company. The Company effectively issued 2,298,714 shares of common stock upon the acquisition of Wasatch Web Advisors, Inc (Wasatch) which were the issued and outstanding common shares of Wasatch, just prior to the reverse acquisition with Raser Technologies, Inc. The Company converted debt of $270,000, due primarily to related parties, in exchange for 540,000 shares of common stock, or at $.50 per share. The Company recognized additional interest expense of $270,000 for the beneficial conversion feature based on the terms of the debt instruments which indicated a 50% beneficial conversion rate. The Company issued 2,967,286 shares of common stock to SCS Consulting for services provided in the merger with Wasatch. These shares were valued at $89,018 on the date of grant and have been recorded as an expense. The Company converted all of its Series A Preferred Stock into 1,550,000 shares of common stock based on the conversion terms of the Series A Preferred Stock (see note 5).

8.	Stock Options and Warrants

The Company has a stock option plan (Incentive Option Plan), which allows a maximum of 1,750,000 options which may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Incentive Option Plan, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed ten years.

Warrants were granted to preferred stock holders and the investment banker in connection with our Series B preferred stock offering in the third quarter of 2004.

Information regarding the stock options and warrants is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2004	—	—
Granted	1,822,692	$5.10
Exercised	114,315	3.44
Forfeited	—	—
Outstanding at December 31, 2004	1,708,377	$5.22

The following table summarizes information about stock options and warrants outstanding at December 31, 2004:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00 -$5.10	1,220,685	7.95	$3.98	827,630	$3.92
$6.20 -$8.55	487,692	4.28	8.30	416,859	8.54

Total	1,708,377	6.90	$5.21	1,244,489	$5.43

9.	Supplemental Cash Flow Information

For the year ended December 31, 2004:

•	Cash of $3,500 was paid for interest and no cash was paid for income taxes.

•	The Company recorded a beneficial conversion feature of $200,000 related to convertible debt issued. This beneficial conversion feature was equal to the total proceeds of the debt.

•	The Company converted $200,000 of debt into 100,000 shares of common stock.

•	The Company exchanged 3,107 shares of Series B preferred stock for 887,566 shares of common stock.

•	The Company issued 687,500 shares of common stock in conjunction with the employment contracts of certain officers, resulting in compensation expense of $3,048,785.

•	The Company issued 104,479 shares of common stock for consulting services valued at $463,995.

•	The Company issued options to purchase 250,000 shares of common stock, valued at $553,048, for services.

For the year ended December 31, 2003:

•	Cash of $2,546 was paid for interest and no cash was paid for income taxes

•	The Company merged into a corporation effectively changing its LLC organizational status to that of a corporation. The Company recapitalized its membership deficit of $279,869 into additional paid in capital.

•	The Company converted $270,000 of convertible notes payable into 540,000 shares of common stock. The conversion resulted in a beneficial conversion feature of $270,000.

•	The Company issued warrants to purchase membership interests valued at $4,700 for capitalized patent costs.

•	The Company exchanged 930,000 shares of Series A preferred stock for 1,550,000 shares of common stock.

•	The Company issued 2,298,714 shares of common stock in conjunction with the acquisition of Wasatch Wed Advisors, Inc.

•	The company issued 2,967,286 shares of common stock for consulting services related to the merger valued at $89,018.

For the period ended December 31, 2002:

•	No cash was paid for interest or income taxes during the period from October 28, 2002 (date of inception) to December 31, 2002.

•	The Company issued a warrant to purchase 1% of the membership interest of the Company in exchange for the right to defer legal cost incurred in relation to the Company’s development of its technology. The warrant was valued at $7,500 and is being capitalized over the deferral period as patent costs. The Company capitalized patent costs of $2,500 for the period ended December 31, 2002.

•	The Company received accrued liabilities and patents of $14,772 for legal fees associated with the patents that were accrued at December 31, 2002.

•	The Company recorded research and development expenses of $232,143 for liabilities assumed related to the research and development of the resonant motor technology. Such liabilities assumed were payable to the current chief executive officer, an entity controlled by the chief executive officer, the chief financial officer, and an unrelated entity, and were paid through the issuance of membership interests.

•	The Company exchanged ownership interests to acquire the services of new members of management. These services have been valued at $94,147 and were recorded as general and administrative expenses.

10.	Income Taxes

At December 31, 2004, the Company had net operating loss carry-forwards available to offset future taxable income of approximately $4,296,000 which will begin to expire in 2018. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net carry-forwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carry-forwards. For example, limitations are imposed on the utilization of net operating loss carry-forwards if certain ownership changes have taken place or will be limited. The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized. The amount of and ultimate realization of the benefits form the net operating losses is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying consolidated statement of operations.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. The deferred income tax assets (liabilities) are comprised of the following at December 31, 2004 and December 31, 2003:

	December 31, 2004	December 31, 2003
Net operating loss carry-forwards	$1,603,000	$246,000
Research and development tax credit	129,000	55,000
Depreciation and Amortization	1,000	0
Valuation allowance	(1,733,000)	(301,000)

Net deferred income tax asset	$—	$—

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company’s benefit for income taxes for the years ended December 31, 2004 and December 31, 2003 is as follows:

	December 31, 2004	December 31, 2003
Federal income tax benefit at statutory rate	$2,602,000	$538,000
Beneficial conversion feature related to debt	(75,000)	(101,000)
Book and tax differences for warrant and stock transactions	(1,163,000)	0
Research and development credit – net tax effect	46,000	0
Loss applicable to period in which company was an LLC	0	(135,000)
Other	22,000	(1,000)
Change in valuation allowance	(1,432,000)	(301,000)

Income tax benefit for fiscal 2004	$—	$—

11.	Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies that file as small business issuers, Statement 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the fourth quarter of our fiscal year 2005.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research

Bulletins.” Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement which is required to be adopted in our fiscal year 2006.

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement 153 to address the accounting for non-monetary exchanges of productive assets. Statement 153 amends APB No. 29, “Accounting for Non-monetary Exchanges”, which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance.

The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on our financial position or results of operations

12.	Subsequent Events

In January of 2005, warrants issued pursuant to the Series B preferred stock financing to purchase 213,716 common shares were exercised. This resulted in contributions to the Company of $1,820,672 and the issuance of 213,716 common shares. Warrants to purchase 209,660 common shares remain outstanding.

On January 20, 2005 the Company converted the remaining outstanding Series B preferred stock to common shares. This conversion resulted in the issuance of 91,426 common shares and eliminated the Company’s obligation to pay preferred stock dividends.

On January 25, 2005 the Company’s first patent application was approved by the United States Patent office. The patent covers Resonant Motor Systems.

On February 1, 2005 Brent M. Cook was named Chief Executive Officer. Brent joined the Raser board of directors as an independent director on October 6, 2004.

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

3.1B	Articles of Incorporation of the Registrant.

3.1AC	Articles of Amendment to the Articles of Incorporation of the Registrant.

3.1BI	Articles of Amendment to the Articles of Incorporation of the Registrant.

3.1CD	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2I	Amended and Restated Bylaws of the Registrant.

4.1I	Specimen Common Stock Certificate.

4.2E	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3I	Form of Debenture.

10.1F	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2G	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3H	Amended and Restated 2004 Long Term Incentive Plan.

10.4I	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5J	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6J	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7J	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8K	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

C	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

D	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

E	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

F	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

G	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

H	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

I	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.

J	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.

K	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.