Form 10KSB/A
period 2004-12-31
RASER TECHNOLOGIES INC
filed 2005-03-28
CIK 1103078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of February 11, 2005 was approximately $249,546,020.

The number of shares outstanding of Registrant’s common stock as of February 11, 2005 was 49,246,071 shares.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-KSB is being filed solely to correct the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of February 11, 2005. The number stated in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on February 18, 2005 was incorrectly reported due to a clerical error. In addition, in connection with the filing of this Amendment No. 1 to the annual report on Form 10-KSB and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the annual report on Form 10-KSB filed on February 18, 2005 remains unchanged.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RASER TECHNOLOGIES, INC.

Date: 3/28/2005		/s/ Brent M. Cook
Brent M. Cook, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities on the dates indicated.
Date: 3/28/2005		/s/ Brent M. Cook
Brent M. Cook, Chief Executive Officer and Director

Date: 3/28/2005		/s/ William Dwyer
William Dwyer, Vice President and Chief Financial Officer

Date: 3/28/2005		*
Kraig T. Higginson, Executive Chairman of the Board

Date: 3/28/2005		*
John C. Ritter, President and Director

Date: 3/28/2005		*
James E. Morton, Secretary and Director

Date: 3/28/2005		*
David W. West, Vice President and Director

Date: 3/28/2005		*
R. Thomas Bailey, Director

Date: 3/28/2005		*
Fred Wenninger, Director

Date: 3/28/2005		*
Lee A. Daniels, Director

	*By:	/s/ Brent M. Cook
Brent M. Cook, Attorney-in-fact

3