Form 10QSB
period 2005-03-31
RASER TECHNOLOGIES INC
filed 2005-05-11
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-30657

RASER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0638510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5152 North Edgewood Drive, Suite 375

Provo, Utah 84604

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (801) 765-1200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

There were 49,451,284 shares of the registrant’s common stock, par value $0.01, on May 6, 2005.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒.

Raser Technologies, Inc.

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,638	$2,665,486
Restricted cash	400,000	—
Short-term investments	3,114,711	—
Prepaid insurance	23,573	51,113
Other Current Assets	13,122	14,750

Total current assets	3,635,044	2,731,349
Equipment, net	206,431	112,800
Patent and trademarks	169,499	144,053
Other assets	8,352	8,352

Total assets	$4,019,326	$2,996,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,123	$20,622
Accrued liabilities	156,272	4,375
Unearned Revenues	10,000	10,000

Total current liabilities	354,395	34,997
Stockholders’ equity:
Common stock; $0.01 par value; 100,000,000 shares authorized 49,308,070 and 48,722,160 shares issued and outstanding, respectively	493,081	487,221
Series B Convertible Preferred stock; $0.01 par value, 5,000,000 shares authorized, 1,134 shares issued and outstanding on December 31, 2004	—	11
Additional paid in capital	13,474,692	10,526,221
Deficit accumulated during the development stage	(10,302,842)	(8,051,896)

Total stockholders’ equity (deficit)	3,664,931	2,961,557

Total liabilities and stockholders’ equity	$4,019,326	$2,996,554

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC.

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$—	$—
Operating Expenses:
General and administrative	1,723,648	1,055,328
Research and development	551,244	630,699

Total operating expenses	2,274,892	1,686,027

Operating income/(loss)	(2,274,892)	1,686,027)
Interest income	23,947	—
Interest expense	—	—

Income/(loss) before income taxes	(2,250,945)	(1,686,027)
Income tax benefit	—	—

Net income/(loss)	$(2,250,945)	$(1,686,027)

Dividends paid on preferred stock	(7,536)	—

Net loss applicable to common shareholders	$(2,258,481)	$(1,686,027)

Loss per common share — basic and diluted	$(0.05)	$(0.04)

Weighted average common shares — basic and diluted	49,231,000	46,467,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC.

Condensed Consolidated Statements Of Operations

(Unaudited)

Cumulative Amounts Since Date of Inception October 28, 2002
Revenue	$30,000
Operating expenses:
General and administrative	7,775,750
Research and development	2,824,496

Total operating expenses	10,600,246

Operating income/(loss)	(10,570,246)
Interest income	42,383
Interest expense	(484,308)

Loss before income taxes	(11,012,171)
Income tax benefit	—

Net loss	(11,012,171)

Dividends paid on preferred stock	(73,742)
Deemed dividend related to warrants issued with preferred stock and Beneficial conversion feature on preferred stock	(4,852,284)

Net income/(loss) applicable to common stockholders	$(15,938,197)

See accompanying notes to unaudited consolidated financial statements.

RASER TECHNOLOGIES, INC.

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,250,945)	$(1,686,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,802	2,076
Common stock, stock options and warrants or membership interest issued for services	765,860	1,245,000
Decrease in prepaid insurance	27,540	—
Decrease (increase) in other assets	1,628	(5,554)
Increase (decrease) in accounts payable	167,501	(20,592)
Increase in accrued liabilities	151,897	26,251

Net cash used in operating activities	(1,127,717)	(438,528)

Cash flows from investing activities:
Purchase of short-term investments	(3,114,711)	—
Increase in restricted cash	(400,000)	—
Increase in patents and trademarks	(27,148)	—
Purchase of property and equipment	(100,732)	(26,260)

Net cash used in investing activities	(3,642,591)	(26,260)

Cash flows from financing activities:
Proceeds from warrant exercises	2,195,996	—
Proceeds from convertible related party notes payable	—	35,000
Preferred stock dividend	(7,536)	—
Proceeds from the sale of common stock	—	542,666

Net cash provided by financing activities	2,188,460	577,666

Net increase/(decrease) in cash	(2,581,848)	112,878
Cash and cash equivalents, beginning of period	2,665,486	231,703

Cash and cash equivalents, end of period	$83,638	$344,581

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase common stock, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. 159,661 shares of common stock issuable upon exercise of warrants that were outstanding at March 31, 2005, 250,000 stock options granted to a contractor that were outstanding at March 31, 2005, and 1,217,000 employee stock options that were outstanding at March 31, 2005, were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

Stock Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our stockholders adopted the Plan. The Plan was adopted to enable the Company (1) to grant a wider range of stock incentive awards, including stock appreciation rights, performance shares and performance units, (2) to provide an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3) to provide optional non-employee directors with automatic, nondiscretionary annual stock option grants. As of March 31, 2005, the Company was authorized to issue up to 3,211,664 shares of common stock pursuant to the Plan. The Plan provides for the grant of stock options, restricted stock awards, stock appreciation rights, performance shares and performance units.

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

The Company accounts for its stock-based employee compensation issued to directors, officers and employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized in the financial statements when options granted under the plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the quarter ended March 31, 2005 the Company granted options to purchase an aggregate of 182,000 shares to its employees, directors and service providers. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value based method to stock-based employee compensation in each period.

	Three Months Ended March 31,
	2005	2004
Net Loss applicable to common shareholders as reported	$(2,258,481)	$(1,686,027)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(176,928)	—

Pro forma net loss	$(2,435,409)	$(1,686,027)
Loss per share
Basic – as reported	$(0.05)	$(0.04)
Basic – pro forma	$(0.05)	$(0.04)
Diluted – as reported	$(0.05)	$(0.04)
Diluted – pro forma	$(0.05)	$(0.04)

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Preferred Stock

During the third quarter of 2004 we issued preferred stock designated as Series B Convertible Preferred stock, $0.01 par value. This preferred stock issue was sold at a price of $1,000 per share. Each share was convertible at a price of $3.50 per share, so that one preferred share was convertible into 285.71 common shares. Fractional shares quantities were paid in cash at the conversion price. In the aggregate, 1,211,561 common shares were issued upon the conversion of the Series B Convertible Preferred Stock, 887,566 in the fourth quarter of 2004 and 323,995 in the first quarter of 2005. All shares of Series B Convertible Preferred Stock were converted into common stock by January 20, 2005.

The Series B Convertible Preferred Stock carried a dividend rate of 7% and we had the option of paying this dividend in cash or shares of common stock. We elected to pay the dividend in cash. A total of 302,893 cash only exercise warrants have been granted to holders of Series B Convertible Preferred Stock with an exercise price of $8.55 per common share. $3,896,355 was raised in this offering, net of financing charges. In connection with this offering, we recorded a deemed dividend related to warrants issued with the Series B Convertible Preferred Stock and a beneficial conversion feature of the Series B Convertible Preferred Stock for a combined total of $4,240,500. This amount was reflected as an additional net loss to compute net loss applicable to common shareholders.

We issued 109,800 cash-only exercise warrants to the financing broker as payment in connection with this financing. These warrants have an exercise price of $8.55 per common share.

On September 24, 2004 we filed with the SEC a Registration Statement on Form SB-2 covering the resale of 2,671,110 shares of common stock pursuant to the terms of a certain Registration Rights Agreement entered into by us in connection with our Series B Convertible Preferred Stock financing. On October 6, 2004, our Registration Statement on Form SB-2 covering the resale of 2,671,110 shares of common stock, which was filed pursuant to certain registration rights held by investors who purchased shares of preferred stock in our Series B Convertible Preferred Stock financing, was declared effective by the SEC.

Short-Term Investments

On March 31, 2005, we held certain investments in marketable debt securities as a means of temporarily investing the proceeds from its warrant exercises until the funds are needed for operating purposes. These investments are being accounted for as “available-for-sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As a result, the investments are reflected at their fair value, based on quoted market prices, with unrealized gains and losses less applicable deferred income taxes are recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.

Our available-for-sale securities consist of U.S. government obligations, U.S. agency obligations and taxable municipal auction rate securities with a ‘AAA/aaa’ credit rating, and totaled $3.1 million as of March 31, 2005. We had no assets classified as short-term investments, available-for-sale at March 31, 2004. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. The average interest yield on marketable securities averaged 2.5%. There were no unrealized holding gains or losses on these available-for-sale securities as of March 31, 2005. At March 31, 2005 the estimated fair value of these securities was equal to the approximated cost. All income generated from these investments was recorded as interest income.

Our investments in state and local government and corporate issues are principally investments in Auction Rate Securities (“ARS”), for which the interest rates are reset periodically through a Dutch auction process, generally every seven to forty nine days. Although original maturities of these instruments are generally longer than one year, we have the right to sell these securities each auction date.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

Supplemental Cash Flow Information

We had no interest expense and made no income tax payments in the first quarter of 2004 or in the first quarter of 2005.

Subsequent Events

On April 4, 2005, we entered into an agreement to sell 20,000 shares of preferred stock designated as “Series C Convertible Preferred Stock” to a group of accredited investors. The offering was priced at $1,000 per share of Series C Convertible Preferred Stock. The transaction closed on April 11, 2005, and we received net proceeds of approximately $18.5 million.

The shares of Series C Convertible Preferred Stock are convertible at the option of the holders into shares of common stock, and are initially convertible into 833,333 shares of common stock at an initial conversion price of $24.00 per share, which was calculated at a 9% discount to the average closing price for the 10-trading day period ending on March 31, 2005. The conversion price is subject to broad-based weighted average anti-dilution adjustment to account for certain issuances of securities at a purchase price less than the conversion price then in effect. In addition, the conversion price is subject to certain price-based adjustments pursuant to the terms of the Certificate of Designation of the Preferences, Rights and Limitations of the Series C Convertible Preferred Stock as described below. The initial exercise price of the warrants is $24.00 and is subject to broad-based weighted average anti-dilution adjustment to account for certain issuances of securities at a purchase price less than the exercise price with respect to the warrants then in effect.

The shares of Series C Convertible Preferred Stock will automatically convert into shares of common stock at the then-applicable conversion price on the date 60 days after the effective date of the registration statement filed pursuant to the Registration Rights Agreement, dated April 4, 2005 (the “Registration Statement”), subject to the satisfaction of certain conditions described in the Certificate of Designation of the Preferences, Rights and Limitations of the Series C Convertible Preferred Stock. The Registration Statement was declared effective by the U.S. Securities and Exchange Commission on May 4, 2005. The shares of Series C Convertible Preferred Stock may be converted into shares of common stock at the option of the holders at any time prior to the time of the automatic conversion.

In the event that we are required to issue more than an aggregate of 833,333 shares of common stock to effect the conversion of the shares of the Series C Convertible Preferred Stock into shares of common stock, Mr. Kraig Higginson, the Chairman of the Board of Directors of the Company, has agreed to transfer to us up to an aggregate of 2 million shares of common stock in excess of such 833,333 shares of common stock to offset dilution associated with the issuance of the additional shares on a share-for-share basis. In the event

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

that the conversion of the shares of Series C Convertible Preferred Stock results in the issuance by us of more than an aggregate of 2,833,333 shares of common stock, we are required to redeem out of legally available funds such shares of common stock issued by us in excess of the 2,833,333 shares of common stock at the then-applicable conversion price.

We have granted registration rights for all shares included in our registration statement on Form SB-2 filed on April 20, 2005 and offered for resale by the prospectus included therein. In accordance with our agreement with the selling shareholders, we are required to timely obtain and maintain effectiveness of the registration statement, or we will be liable to the selling shareholders as liquidated damages an amount equal to 0.67 percent of the aggregate purchase price of the Series C Convertible Preferred Stock for every 30 day period, or part thereof, that we are delinquent in meeting our registration obligations.

On April 30, 2005, we resolved an equity ownership and employment dispute which will result in a non-cash charge to earnings in the amount of approximately $660,250 in the second quarter of 2005. The employee was previously granted an option to purchase 100,000 shares of common stock under our 2004 Long-Term Incentive Plan. Of the 100,000 shares subject to the option, 55,556 shares had vested. An additional 25,000 shares were vested by the compensation committee of the Board of Directors in connection with the resolution of the equity ownership and employment dispute.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This section of our quarterly report should be read in conjunction with the accompanying Combined Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, without limitation, statements concerning our expectations, beliefs or intentions regarding our ability to develop products and technologies acceptable to industry, commercialize our technology establish and maintain relationships with licensees and other users of our technology and products and raise capital, as well as our research and development expenses, our initial customer funding, our ability to manage our expected growth and to ensure the effectiveness of our internal controls, and the adequacy of our capital resources to fund operations and growth. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and under the caption “Risk Factors” of this section and elsewhere in this quarterly report.

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

Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Company-Investor Relations-SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC. Our Internet website address is http://www.rasertech.com Information on our website does not constitute a part of this Quarterly Report on Form 10-QSB.

Critical accounting policies.

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

Revenue Recognition. As described above, we recognize revenue in accordance with SAB 104, as amended. Revenue recognition in accordance with SAB 104 can be complex. We expect to earn revenue through various sources. The primary sources of anticipated revenue are: fees for engineering services, fees for the license of technology, and royalty fees.

Recognition of revenue related to engineering services will depend on whether the revenue is contingent on deliverables by us in any way. If the fee is non-refundable, we have no specific milestones to meet, and there are no required performance criteria, we will recognize the revenue as the cost is incurred to complete the project on a percent of completion basis. If there are specific milestones that must be met before payment becomes due, we will recognize the revenue at the completion of each milestone. Costs incurred to achieve the milestones will be deferred and recognized to match the recognition of revenue unless they are determined not to be recoverable. If there are specific performance criteria, revenue will be recognized when the customer agrees that the specific performance criteria are met. Costs incurred to achieve the performance criteria will be deferred and recognized to match the recognition of revenue unless they are determined not to be recoverable.

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

Valuation Allowance Against Deferred Income Taxes. Deferred income tax assets and liabilities are recorded when there is a difference between the financial reporting and tax treatment of financial transactions. We have recorded a valuation allowance to offset the entire net deferred tax asset as of March 31, 2005. The valuation allowance was recorded due to the losses incurred through March 31, 2005 and the uncertainties regarding the future taxable income and recoverability of such deferred tax assets. We will continue to evaluate the estimated recoverability of deferred tax assets.

Stock Based Compensation. We account for stock options granted to employees under the recognition and measurement principles of APB Opinion no. 25, “Accounting for Stock Issued to Employees, and related Interpretations”, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. The FASB recently issued SFAS No. 123(R). This new pronouncement will require us to record compensation expense equal to the fair value of stock options granted to employees, beginning in the first quarter of 2006. The Company anticipates valuing such stock options using the Black Scholes option pricing model.

Stock options and warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123 which requires expense recognition based on the fair value of the options and warrants granted. We calculate the fair value of options and warrants granted by using the Black-Scholes option pricing model.

We have issued shares of common stock as payment for services and have entered into agreements to issue stock to certain employees over a specified vesting period. Stock issued for services, to both employees and non-employees, is valued based on the fair value on the date the commitment to issue the stock has occurred. Expense is measured based on the value of the stock issued, or to be issued, and is recognized as the required time passes for the individual to earn the specified shares of stock.

Results of Operations.

During the quarter ended March 31, 2005, we focused on further development of our core SymetronTM technologies, prepared for testing at independent laboratories, and creating test demonstration platforms to confirm the viability of the system. Independent test results were released on March 26, 2005 and our Formula Lightning racecar demonstration vehicle was displayed in Monaco and Detroit in early April.

On January 25, 2005 the Company’s first patent application was approved by the United States Patent office. The patent covers Resonant Motor Systems. We will continue to file patents to protect our intellectual property as we make additional discoveries.

We received grants from both the United States Army and the United States Department of Energy for tailoring of our technology to meet immediate technology needs of these government bodies. Both of these efforts may lead to commercialization of our technology. We expect to announce additional customer relationships as they occur throughout the year.

Staffing levels were increased in both our engineering and administrative organizations to accelerate our product development and testing as well as comply with regulatory requirements and to prepare for licensing of our technology.

For the quarter ended March 31, 2005, our recorded net loss was $2,250,945. During the first quarter of 2005, the monthly cash expenditure rate for operations increased to $420,000 per month, from a rate of $275,000 per month in the fourth quarter of 2004, and $145,000 per month in the first quarter of 2004. This increase reflects staffing additions, increased prototyping activity, higher insurance expenses and increased capital spending.

Comparison of Periods Ended March 31, 2005 and 2004

Revenue

We recognized no revenue in the first quarters of either 2004 or 2005.

Operating expenses

General and administrative. General and administrative expense increased from $1.1 million for the period ended March 31, 2004 to $1.7 million for the period ended March 31, 2005. The first quarter of 2005 included non-cash compensation expense to Mr. William Dwyer of $164,750 and to Mr. John Ritter of $196,875 compared to $787,500 of non-cash compensation expense to Mr. Ritter in the first quarter of 2004. We recorded $230,385 of non-cash stock option expense associated with a consulting contract in the first quarter of 2005 compared to no stock option expense in the first quarter of 2004. The cash increase from the year ago quarter was primarily due to additional expenses related to increased staffing of approximately $190,000 necessary to manage and support our growth, increased use of professional services of approximately $300,000 and costs associated with being a public company of approximately $120,000.

Research and development. Research and development expenses were virtually unchanged from the year ago quarter, with $0.6 million recognized in each quarterly period. The first quarter of 2005 included $76,250 of non-cash equity compensation to employees compared to $457,500 of non-cash equity compensation in the first quarter of 2004. Offsetting increases in expense were noted in staffing levels and expenditures for equipment to build motors and test demonstration vehicles.

Interest and other income. Interest and other income in 2005 and 2004 consisted primarily of interest and dividend income. The net increase in interest and other income of $23,947 in the first quarter of 2005 compared to the corresponding period in 2004, was due primarily to higher levels of invested funds, as well as slightly higher interest rates. There was no interest expense in the quarter ended March 31, 2005 or March 31, 2004.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and equity investments. In 2003, we converted $270,000 of debt to 540,000 common shares. Also in 2003, Raser issued 930,000 shares of Series A preferred stock through a private offering for net proceeds of $930,000. These shares were subsequently converted into 1,550,000 shares of our common stock at approximately $0.81 per share. In June of 2004, we took on $200,000 of debt in the form of a bridge loan which was subsequently converted into 100,000 shares of common stock. In the third quarter of 2004, we issued 4,240.5 shares of Series B preferred stock through a private offering for net proceeds of $3.9 million. These shares of Series B preferred stock were subsequently converted into 1,211,564 shares of common stock. The exercise of warrants associated with the Series B preferred stock contributed $43,661 in 2004 and $2,195,996 in the first quarter of 2005. On April 11, 2005, we completed a Series C Convertible Preferred Stock financing pursuant to which we received $18.45 million of net proceeds from the issuance of Series C Convertible Preferred Stock.

Operating activities in the first quarter of 2005 consumed $1.1 million of cash which consisted primarily of a $2.2 million loss, adjusted for $0.8 million of stock and stock options issued for services and an increase in accounts payable and accrued liabilities of $0.3 million.

We had capital expenditures of $101,000 in the first quarter of 2005, up from $26,000 in the first quarter of 2004. Most of the increase was associated with providing a new information technology infrastructure for the company. Additional expenditures in the application area are anticipated in the second quarter of 2005. We also invested $3 million in marketable securities during the first quarter of 2005.

Financing activities provided $2.2 million of cash in the first quarter of 2005. This was the result of the exercise of warrants associated with the Series B preferred stock which contributed $2,195,996 in the first quarter of 2005.

The remaining outstanding Series B preferred shares of stock were converted into common stock on January 20, 2005 and the final dividend was paid on that date.

As of March 31, 2005 we had stockholders’ equity of $3.7 million and $3.6 million in cash equivalents and marketable securities. As of December 31, 2004, we had stockholders’ equity of $3.0 million and $2.7 million in cash.

We had no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

Contractual Obligations and Commitments

The Company has entered non-cancelable operating leases for its business facility and a testing facility. The operating leases obligate the Company at approximately $67,000 from January 1, 2005 through August 31, 2005.

During the first quarter of 2005 we pledged a $400,000 certificate of deposit as collateral to secure a credit card purchasing arrangement to facilitate employee travel and certain purchases necessary for our business operations. As of March 31, 2005, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

Risk Factors

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK, THE OCCURRENCE OF THE EVENTS UNDERLYING WHICH COULD MATERIALLY HARM OUR BUSINESS. YOU SHOULD CONSIDER CAREFULLY THE RISKS AND UNCERTAINTIES DESCRIBED BELOW, AND ALL OTHER INFORMATION CONTAINED IN THIS PROSPECTUS, BEFORE YOU DECIDE WHETHER TO PURCHASE OUR COMMON STOCK. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THE RISKS AND UNCERTAINTIES FACING OUR BUSINESS, AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

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

Since our inception, we have incurred significant net losses, including a net loss of $6,976,075 for the year ended December 31, 2004. As a result of ongoing operating losses, we had an accumulated deficit of $10,302,842 as of March 31, 2005. Our losses have resulted principally from research and development and general and administrative expenses associated with our operations. We expect to incur additional losses for the next several quarters. We cannot assure an investor that we will be able to successfully develop new technology or products, or if developed, that this technology or any products will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses for research and product development, manufacturing and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We are likely to need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, if at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

•	develop commercially viable technology by designing and engineering the SymetronTM motor, controller alternator, integrated starter and generator technologies for license on a commercial scale;

•	alone, or with our partners, convince our potential customers of the benefits of our technology or products, if any;

•	establish relationships with motor manufacturers, automobile manufacturers, the military, government, and other systems integrators for the license or sale of our products, if any;

•	avoid infringing and successfully defend any allegations of infringing the intellectual property rights of others;

•	defend our intellectual property from infringement by others;

•	comply with applicable governmental regulations; and

•	hire, train and retain qualified personnel.

We may be unable to successfully license our intellectual property or technology. If we cannot successfully license our intellectual property, we will not be able to generate revenues, our stock price would decline and we may be unable to continue operating.

Our current long term business strategy is based almost entirely upon the licensing of our intellectual property or technology, specifically SymetronTM, to electric motor and controller manufacturers, suppliers and system integrators. We expect the sales cycle with respect to the license of our technology to be lengthy and there can be no assurance that we will achieve license sales in the time frames that we expect. If we are unable to successfully license our intellectual property or technology to these businesses or others, we will be unable to generate revenues under our current business model, our stock price would decline, and we may be unable to continue operating or would be required to develop a new long term business strategy.

We may be unable to successfully obtain research and development funding opportunities from military and government programs.

Our near term strategy includes research and development funding opportunities from military and government programs. If we cannot successfully obtain research and development funding opportunities from military and government programs, we may have less funding which could make it more difficult to sustain our long term licensing strategy, our stock price could decline and we may be unable to continue operating or would be required to develop a new near term business strategy.

We are likely to need to raise additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements or build our business.

On September 24, 2004, we consummated a preferred stock equity financing transaction in which we raised an aggregate of $4,240,500 (before aggregate offering expenses of $344,145). On April 11, 2005, we completed an additional Preferred Stock equity financing transaction in which we raised an aggregate of $20,000,000 (before aggregate expenses of the offering estimated at $1,550,000). Our future capital needs depend on many factors, including the timing of our development efforts and the successful commercial licensing of our technology. We will likely need to raise additional capital to further develop and market our technology and continue our operations. If we are unable to raise capital to fund our business, we may be forced to curtail or suspend all or a material part of our business operations, in which case our stock price would likely decline.

If we raise additional capital through the issuance of equity or securities convertible into equity, our shareholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. For example, in our September 2004 financing, we issued Series B Convertible Preferred Stock which included a 7% dividend and anti-dilution protection to account for certain future dilutive issuances, if any. In addition, in our recent financing, we issued Series C Convertible

Preferred Stock which included anti-dilution protection to account for certain future dilutive issuances, if any. In addition, the Series C Convertible Preferred Stock issued in our recent financing is initially convertible into 833,333 shares of common stock. This conversion ratio, in certain instances, is subject to adjustment so as to increase the number of shares of common stock into which the Series C Convertible Preferred Stock is convertible based upon the trading prices of our common stock prior to such conversion. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements or build our business.

Our limited cash resources have in the past required us to rely heavily on equity compensation to hire and retain key personnel, and we expect this to continue in the future, which may result in significant non cash compensation expenses and dilution to our shareholders.

The market price for our common stock has experienced significant price and volume volatility in recent periods and is likely to continue to experience significant volatility in the future. Such volatility may cause investors to experience dramatic declines in our stock price from time to time, may impair our ability to raise additional capital and may otherwise harm our business.

The market price for our common stock has experienced significant price and volume volatility in recent periods and is likely to continue to experience significant volatility in the future. Our stock price has in the past and is likely in the future to experience significant volatility as a result of numerous factors, many of which are outside of our control, such as actual or perceived developments in our business or in the markets we seek to address or the trading patterns of holders of our stock. For example, to the extent permitted by law, holders of our Series C Convertible Preferred Stock may engage in short sales or other hedging transactions in our stock, which may result in additional volatility and have a depressant effect on our stock price. Moreover, the volatility in our stock price has been exacerbated by having relatively limited trading volume, which can cause significant price movements in our stock price to result from even modest volumes of trading activity. As such, we cannot assure you that our stock price will continue to trade at current price levels in the future or that recent price levels reflect the intrinsic value of the company. In addition, following periods of volatility in the market price of a company’s securities, a company can face increased risk that securities litigation or governmental investigations or enforcement proceedings may be instituted against it. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to the company’s business reputation. As a result, before making an investment decision in our common stock, investors are urged to consider carefully the risks associated with investing in a stock that has experienced recent price and volume volatility and is likely to continue to experience significant such volatility in the future.

If we are unable to effectively and efficiently eliminate the deficiencies that have been identified in our internal controls and procedures, there could be a material adverse effect on our operations or financial results.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are currently reviewing and further documenting our internal control procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required.

In February 2005, our management and Audit Committee were notified by our independent accountants, Tanner LC., of deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be “material weaknesses.” The deficiencies related to internal control and disclosure control over stock-based compensation, reporting of equity transactions and certain disclosures in the footnotes to the financial statements. The deficiency in our internal control over stock-based compensation and equity transactions related to the failure to properly record issuances of stock, the failure to timely report certain transactions on Forms 3, 4, or 5, and the failure to properly itemize equity transactions in the statement of stockholders’ equity. The deficiency in our disclosure controls was related to the stock option disclosures required by SFAS No. 148.

While the unrecorded transactions and disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in our annual report on Form 10-KSB for 2004, the deficiencies, if not addressed, could result in accounting errors and cause future restatements of our financial statements. In order to address these deficiencies, we are improving our internal control over financial reporting and disclosure controls and procedures. While we are committed to addressing these deficiencies by improving our controls and procedures, we cannot assure you that we will be able to successfully implement the revised controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified deficiencies. The implementation of these improvements may not be successfully completed in a timely manner or at all, and unanticipated factors may hinder the effectiveness of these improvements. If we fail to adequately address these deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, these deficiencies could prevent us from releasing our financial information and Securities and Exchange reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to, our financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain the adequacy of our internal control over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are deploying new technology and, to date, we have not yet commercially licensed our technology and we may not be able to successfully develop other technology.

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

The contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information disclosed to the public. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our technology or products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to proprietary information underlying our licensed applications which they may improperly appropriate. Additionally, our competitors may independently design around patents and other proprietary rights we hold.

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

We expect that we may be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in our industry segment grows, and the functionality of products in different industry segments overlaps. If third parties assert that our current or future products infringe their proprietary rights, there could be costs associated with defending these claims, whether the claims have merit or not, which could harm our business. Any future claims could harm our relationships with existing customers and may deter future customers from licensing our products. In addition, in any potential dispute involving our intellectual property, our customers or distributors of our products could also become the target of litigation, which could trigger indemnification obligations in certain of our license and service agreements. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

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

In the past, compliance with these requirements have made it difficult to establish an active, liquid trading market in our common stock, and you may have difficulty selling your shares. Historically, the public market for our common stock has been very limited. For example, the average reported volume of trading in our common stock over the January through March period was approximately 220,000 shares per day.

Our common stock currently trades on the Over the Counter Bulletin Board (OTC:BB). We have filed an application to be listed on a national securities exchange. We do not know whether or when the national securities exchange will approve our application. In addition, if the national securities exchange approves our application, we cannot predict that an active, liquid trading market will develop or that the market will be able to sustain transactions by larger institutional investors. Accordingly, investors may have difficulty accumulating a significant position in our stock or in selling a substantial number of shares in a short period of time.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. Approximately 42 million shares of Rule 144 stock passed the one year restriction under Rule 144 in the fourth quarter of 2004. Approximately 7.0 million shares are eligible for immediate sale as of May 6, 2005, up from approximately 2.2 million in the third quarter of 2004 and approximately 3.8 million at the end of 2004. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

Any additional financing that the company chooses to undertake may be completed through the issuance of additional shares which would be dilutive to current common shareholders. The dilutive effect of such a financing may cause our stock price to decline.

The sale of the shares of common stock underlying the shares of Series C Convertible Preferred Stock and the warrants and short sales and hedging activities could contribute to declines in our stock price and materially dilute existing stockholders’ equity and voting rights.

In our recent financing, we issued Series C Convertible Preferred Stock convertible into, and warrants exercisable for, shares of common stock. The prospectus contained in the registration statement filed with the United States Securities and Exchange Commission following the Series C Convertible Preferred Stock financing registers the resale of up to 3,000,000 shares of common stock underlying the Series C Convertible Preferred Stock and such warrants. All of these shares will be freely traded upon the effective date of such prospectus and may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Series C Convertible Preferred Stock is initially convertible into 833,333 shares of common stock. This conversion ratio, in certain instances, is subject to adjustment so as to increase the number of shares of common stock into which the Series C Convertible Preferred Stock is convertible based upon the trading prices of our common stock prior to such conversion. The purchasers of our Series C Convertible Preferred Stock may engage in hedging activities at various times, including during the period that the conversion price is being determined. Such hedging activities, if any, could cause the price of our common stock to decline which could have the effect of reducing the conversion price resulting in more shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock, which would be dilutive to our existing shareholders and might cause further declines in our stock price.

If we are unable to maintain the effectiveness of a registration statement covering the resale of the shares of common stock underlying the shares of Series C Convertible Preferred Stock and the warrants issued in our recent financing we will be obligated to make payments as liquidated damages.

We are obligated to file with the United States Securities and Exchange Commission and maintain the effectiveness of a registration statement for the registration of the shares of common stock underlying the Series C Convertible Preferred Stock and the warrants issued in our recent financing. Under the terms of the registration rights agreement executed by us in connection with our recent Series C Convertible Preferred Stock financing, if we are unable to keep such registration statement effective as contemplated in such registration rights agreement, we are obligated to make certain payments as liquidated damages to the holders of such securities. There can be no assurance that we will be able to maintain the effectiveness of such registration statement.

We are exposed to market risk related to changes in interest rates.

We do not use derivative financial instruments in our non-trading investment portfolio. We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines.

We maintain short-term investments, which are all classified as available for sale, and have been recorded at fair value, which approximates cost. Short-term investments include certificates of deposit, auction rate certificates, auction rate preferred securities, municipal preferred securities and mutual funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty (30) years. These instruments are rated A or higher by Standard & Poor’s Ratings Group, or equivalent. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Given the short-term nature of these investments, and that we have no borrowings outstanding other than short-term letters of credit, we are not subject to significant interest rate risk.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB.

As reported in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004, in connection with its audit of our consolidated financial statements for the year ended December 31, 2004, Tanner LC, our independent auditors, identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be “material weaknesses.” The deficiencies in our internal control were related to compensation and equity transactions; specifically, the failure to properly record issuances of stock, the failure to timely report certain transactions on Forms 3, 4, or 5, and the failure to properly itemize equity transactions in the statement of stockholders’ equity. The unrecorded transactions and disclosure deficiencies were detected in the audit process and were appropriately recorded and disclosed in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

To remediate the material weaknesses referred to above, we have taken steps to increase staffing of financial personnel, enlist consulting support in order to improve our financial reporting capabilities, improve supervision and training of our accounting staff and establish additional controls and procedures in order to strengthen our internal control process with respect to the deficiencies described above. We are continuing our efforts to improve and strengthen our control processes and procedures, and our management, audit committee, and directors will implement policies and procedures to ensure that our controls and procedures are adequate and effective.

Although we believe that we have made progress in remediating these material weaknesses in our internal control over financial reporting, because we have not yet completed implementing all of the changes we believe are required to fully remediate the material weaknesses and have not fully tested the changes initiated in the first quarter, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

Changes in internal control over financial reporting

Other than the remediation actions discussed above, there have not been changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 1, 2005, we issued 100,000 shares of common stock to Timothy D. Fehr, our Chief Technical Officer, pursuant to the Restricted Stock Grant Agreement dated as of February 26, 2004. These shares were valued at $3.05 per share. The Company believes that this issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

On February 1, 2005, we issued 62,500 shares of common stock to John C. Ritter, our President, pursuant to the Restricted Stock Grant Agreement dated February 23, 2004. These shares were valued at $3.15 per share. The Company believes that this issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 5. Other Information.

Shareholders interested in submitting a proposal for inclusion in the proxy materials for our 2005 annual meeting of shareholders may do so by following the procedures prescribed in Rule 14a-8 under the Securities Exchange Act of 1934, as amended. We expect that our annual meeting of shareholders will be held on or about June 28, 2005 (the “Annual Meeting”). Because the date of the Annual Meeting is more than 30 days after the one-year anniversary date of our 2004 annual meeting of shareholders, in order for a shareholder proposal to be eligible for inclusion in the proxy materials for the Annual Meeting, such shareholder proposal must be received by the our Corporate Secretary within a reasonable time prior to the printing of the proxy materials related to the Annual Meeting. Proposals must be sent to Raser Technologies, Inc., 5152 North Edgewood Drive, Suite 375, Provo, Utah 84604, Attn: Corporate Secretary.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Description of Document

2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

3.1B	Articles of Incorporation of the Registrant.

3.1AC	Articles of Amendment to the Articles of Incorporation of the Registrant.

3.1BI	Articles of Amendment to the Articles of Incorporation of the Registrant.

3.1CD	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2I	Amended and Restated Bylaws of the Registrant.

4.1I	Specimen Common Stock Certificate.

4.2E	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3I	Form of Debenture.

4.4L	Form of Warrant

4.5L	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

4.6L	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

10.1F	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2G	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3H	Amended and Restated 2004 Long Term Incentive Plan.

10.4I	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5J	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6J	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7J	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

Exhibit Number	Description of Document

10.8K	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.9L	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.10M	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

C	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

D	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

E	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

F	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

G	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

H	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

I	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.

J	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.

K	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.

L	Incorporated by reference to Exhibit 4.4, Exhibit 4.5, Exhibit 4.6 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on April 7, 2005.

M	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) in May 5, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC.
(Registrant)

May 10, 2005	/s/ Brent M. Cook
(Date)	Brent M. Cook,
Chief Executive Officer and Director

May 10, 2005	/s/ William Dwyer
(Date)	William Dwyer,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

3.1B	Articles of Incorporation of the Registrant.

3.1AC	Articles of Amendment to the Articles of Incorporation of the Registrant.

3.1BI	Articles of Amendment to the Articles of Incorporation of the Registrant.

3.1CD	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2I	Amended and Restated Bylaws of the Registrant.

4.1I	Specimen Common Stock Certificate.

4.2E	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3I	Form of Debenture.

4.4L	Form of Warrant

4.5L	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

4.6L	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

10.1F	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2G	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3H	Amended and Restated 2004 Long Term Incentive Plan.

10.4I	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5J	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6J	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7J	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8K	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.9L	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.10M	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

C	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

D	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

E	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

F	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

G	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

H	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

I	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.

J	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.

K	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.

L	Incorporated by reference to Exhibit 4.4, Exhibit 4.5, Exhibit 4.6 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on April 7, 2005.

M	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) in May 5, 2005.