Form 10QSB
period 2005-06-30
RASER TECHNOLOGIES INC
filed 2005-08-12
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 000-30657

RASER TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Utah	87-0638510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5152 North Edgewood Drive, Suite 375

Provo, Utah 84604

(Address of principal executive offices)

Issuer’s telephone number: (801) 765-1200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

There were 50,350,005 shares of the registrant’s common stock, par value $0.01, on August 2, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒ .

Raser Technologies, Inc.

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$250,569	$2,665,486
Restricted cash	403,327	—
Short-term investments	20,753,489	—
Accounts Receivable	123,961	—
Other Current Assets	338,929	—

Total current assets	21,870,275	2,665,486
Equipment, net	349,858	112,800
Patent and trademarks, net	182,743	144,053
Other assets	11,110	74,215

Total assets	$22,413,986	$2,996,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,940	$20,622
Accrued liabilities	245,343	4,375
Unearned Revenues	—	10,000

Total current liabilities	307,283	34,997
Stockholders’ equity:
Series B Convertible Preferred stock; $0.01 par value, 5,000,000 shares authorized, 1,134 shares issued and outstanding on December 31, 2004	—	11
Series C Convertible Preferred stock; $0.01 par value, 5,000,000 shares authorized, 16,432 shares issued and outstanding on June 30, 2005	164	—
Common stock; $0.01 par value; 250,000,000 shares authorized 49,642,983 and 48,722,160 shares issued and outstanding, respectively	496,430	487,221
Additional paid in capital	34,243,661	10,526,221
Accumulated deficit	(12,633,552)	(8,051,896)

Total stockholders’ equity	22,106,703	2,961,557

Total liabilities and stockholders’ equity	$22,413,986	$2,996,554

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC.

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenue	$148,961	$10,000
Cost of sales	$115,442	—

Gross margin	$33,519	$10,000
Operating Expenses:
General and administrative	2,115,289	1,167,121
Research and development	415,718	193,726

Total operating expenses	2,531,007	1,360,847

Operating loss	(2,497,488)	(1,350,847)
Interest income	166,778	—
Interest expense	—	(200,833)

Loss before income taxes	(2,330,710)	(1,551,680)
Income tax benefit	—	—

Net loss	$(2,330,710)	$(1,551,680)
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature of preferred stock	(5,596,486)	—

Net loss applicable to common shareholders	$(7,927,196)	$(1,551,680)

Loss per common share — basic and diluted	$(0.16)	$(0.03)

Weighted average common shares — basic and diluted	49,488,000	47,002,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC.

Condensed Consolidated Statements Of Operations

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Revenue	$148,961	$10,000
Cost of sales	$115,442	—

Gross margin	$33,519	$10,000
Operating Expenses:
General and administrative	3,838,937	2,222,449
Research and development	966,962	824,425

Total operating expenses	4,805,899	3,046,874

Operating loss	(4,772,380)	(3,036,874)
Interest income	190,724	—
Interest expense	—	(200,833)

Loss before income taxes	(4,581,656)	(3,237,707)
Income tax benefit	—	—

Net loss	$(4,581,656)	$(3,237,707)
Dividends paid on Series B preferred stock	(7,536)	—
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature of preferred stock	(5,596,486)	—

Net loss applicable to common shareholders	$(10,185,678)	$(3,237,707)

Loss per common share — basic and diluted	$(0.21)	$(0.07)

Weighted average common shares — basic and diluted	49,359,000	46,734,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC.

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,581,656)	$(3,237,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization expense	28,690	5,968
Loss on disposal of assets	—	318
Common stock, stock options and warrants issued for services	2,003,674	1,781,250
Beneficial conversion feature	—	200,000
Increase in accounts receivable	(123,961)	—
Increase in other current assets	(273,066)	(123,613)
Increase in accounts payable	41,318	104,163
Increase in accrued liabilities	240,968	1,298
(Decrease) / increase in unearned revenues	(10,000)	30,000

Net cash used in operating activities	(2,674,033)	(1,238,323)

Cash flows from investing activities:
Purchase of short-term investments	(20,753,489)	—
Increase in restricted cash	(403,327)
Increase in patents and trademarks	(42,341)	(10,081)
Purchase of equipment	(262,097)	(47,028)
Increase in other assets	(2,758)	—

Net cash used in investing activities	(21,464,012)	(57,109)

Cash flows from financing activities:
Proceeds from convertible debenture	—	200,000
Proceeds from exercise of common stock warrants	2,954,500	—
Proceeds from exercise of common stock options	358,849	—
Preferred stock dividend	(7,536)	—
Proceeds from the sale of common stock	—	1,044,666
Proceeds from the sale of Series C preferred stock	18,417,315	—

Net cash provided by financing activities	21,723,128	1,244,666

Net decrease in cash	(2,414,917)	(50,766)
Cash and cash equivalents, beginning of period	2,665,486	231,703

Cash and cash equivalents, end of period	$250,569	$180,937

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase common stock, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. Stock options and warrants exercisable into 1,672,219 and 885,000 at June 30, 2005 and 2004 respectively were not included in the calculation of diluted net loss per share because their effect was anti-dilutive. Preferred shares and debt convertible into 684,667 and 100,000 shares at June 30, 2005 and 2004, respectively, were also excluded from diluted weighted average shares because their effect was anti-dilutive.

Stock Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our stockholders adopted the Plan. The Plan was adopted to enable us (1) to grant a wider range of stock incentive awards, including stock appreciation rights, performance shares and performance units, (2) to provide an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3) to provide optional non-employee directors with automatic, nondiscretionary annual stock option grants. As of June 30, 2005, we were authorized to issue up to 3,211,664 shares of common stock pursuant to the Plan. The Plan provides for the grant of stock options, restricted stock awards, stock appreciation rights, performance shares and performance units.

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

We account for stock-based employee compensation issued to directors, officers and employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and have adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized in the financial statements when options granted under the plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the three months and the six months ended June 30, 2005 we granted options to purchase an aggregate of 100,000 and 282,000 shares to employees, directors and service providers. The following table illustrates the effect on net loss and loss per share as if we had applied the fair value based method to stock-based employee compensation in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Loss applicable to common shareholders as reported	$(7,927,196)	$(1,551,680)	$(10,185,678)	$(3,237,707)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(534,604)	(1,950,902)	(711,532)	(1,950,902)

Pro forma net loss	$(8,461,800)	$(3,502,582)	$(10,897,210)	$(5,188,609)
Loss per share
Basic – as reported	$(0.16)	$(0.03)	$(0.21)	$(0.07)
Basic – pro forma	$(0.17)	$(0.07)	$(0.22)	$(0.11)
Diluted – as reported	$(0.16)	$(0.03)	$(0.21)	$(0.07)
Diluted – pro forma	$(0.17)	$(0.07)	$(0.22)	$(0.11)

Preferred Stock – Series B

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

The Series B Convertible Preferred Stock carried a dividend rate of 7% and we had the option of paying this dividend in cash or shares of common stock. We elected to pay the dividend in cash. A total of 302,893 cash only exercise warrants have been granted to holders of Series B Convertible Preferred Stock with an exercise price of $8.55 per common share. $3,896,355 was raised in this offering, net of financing charges. In connection with this offering, we recorded a deemed dividend related to warrants issued with the Series B Convertible Preferred Stock and a beneficial conversion feature of the Series B Convertible Preferred Stock for a combined total of $4,240,500. This amount was reflected as additional net loss to compute net loss applicable to common shareholders.

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

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

Preferred Stock – Series C

On April 11, 2005, we sold 20,000 shares of preferred stock designated as “Series C Convertible Preferred Stock” to a group of accredited investors at a price of $1,000 per share and aggregate net proceeds of approximately $18.4 million.

In connection with the Series C Convertible Preferred Stock, we issued warrants exercisable into 166,666 shares of common stock at an exercise price of $24 per share. The fair value of the warrants, based on the Black-Scholes option pricing model, was determined to be $1,381,595. After allocating this amount to the warrants, the beneficial conversion feature of the Series C Convertible Preferred Stock was determined to be $4,214,891; thus resulting in a combined deemed dividend and beneficial conversion feature of $5,596,486. This amount was reflected as additional net loss to compute net loss applicable to common shareholders.

The shares of Series C Convertible Preferred Stock were convertible at the option of the holders into shares of common stock, and were initially convertible into 833,332 shares of common stock at an initial conversion price of $24.00 per share, which was calculated at a 9% discount to the average closing price for the 10-trading day period ending on March 31, 2005. A total of 3,568 Series C Convertible Preferred Shares were converted at a conversion price of $24.00 per share into 148,666 common shares during the optional conversion period in the second quarter of 2005.

We have granted registration rights for all shares included in our registration statement on Form SB-2 filed on April 20, 2005 and offered for resale by that prospectus, including the shares of our common stock underlying the Series C Convertible Preferred Stock. In accordance with our agreement with the selling shareholders, we are required to timely obtain and maintain effectiveness of the registration statement, or we will be liable to the selling shareholders as liquidated damages an amount equal to 0.67 percent of the aggregate purchase price of the Series C Convertible Preferred Stock for every 30 day period, or part thereof, that we are delinquent in meeting our registration obligations. This registration statement was declared effective by the Securities and Exchange Commission on May 4, 2005.

Short-Term Investments

On June 30, 2005, we held certain investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. These

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

investments are being accounted for as “available for sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As a result, the investments are reflected at their fair value, based on quoted market prices, with unrealized gains and losses less applicable deferred income taxes, recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.

Our available-for-sale securities consist of U.S. government obligations, U.S. agency obligations and taxable municipal auction rate securities with a ‘BBB+’ or better credit rating, and totaled approximately $20.8 million as of June 30, 2005. We had no assets classified as short-term investments, available-for-sale at June 30, 2004. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. The interest yield on marketable securities averaged 3.2% during the second quarter. There were no unrealized holding gains or losses on these available-for-sale securities as of June 30, 2005. At June 30, 2005 the estimated fair value of these securities was equal to the approximated cost. All income generated from these investments was recorded as interest income.

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

Equity Ownership and Employment Dispute

On April 30, 2005, we resolved an equity ownership and employment dispute which resulted in a non-cash charge to earnings in the amount of $660,250 in the second quarter of 2005. The employee was previously granted an option to purchase 100,000 shares of common stock under our 2004 Long-Term Incentive Plan. Of the 100,000 shares subject to the option, 55,556 shares had vested. An additional 25,000 shares were vested by the compensation committee of the Board of Directors in connection with the resolution of the equity ownership and employment dispute.

Supplemental Cash Information

We had no cash paid for interest expense and made no income tax payments in the six months ended June 30, 2005 and 2004.

During the six months ended June 30, 2005, we had preferred stock conversions to a par value of $4,727 or 472,661 shares of common stock.

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Subsequent Events

Pursuant to the Certificate of Designation of the Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (the “Certificate of Designation”), all of the outstanding shares of Series C Convertible Preferred Stock were automatically converted into shares of Common Stock on July 3, 2005 (the “Mandatory Conversion Date”). Pursuant to the Certificate of Designation, the conversion price at which the outstanding shares of Series C Convertible Preferred Stock were converted into common stock on the Mandatory Conversion Date was equal to the average trading price of our common stock during the ten day trading period beginning on June 20, 2005 and ending on July 1, 2005, which was $18.192 per share of common stock. Accordingly, 16,432 shares of Series C Convertible Preferred Stock were converted into 903,253 shares of our common stock on the Mandatory Conversion Date. In accordance with the Share Contribution Agreement between the Company and Mr. Kraig T. Higginson, Executive Chairman of the Company’s Board of Directors, 218,587 common shares were transferred by Mr. Higginson to the Company to offset the dilutive effects of the conversion of shares of Series C Convertible Preferred Stock into shares of our common stock on the Mandatory Conversion Date. This transfer by Mr. Higginson will be recorded as a capital contribution of approximately $4 million. This capital contribution will be offset by a deemed dividend of approximately $4 million related to the shares required to be issued in accordance with the reset provision, therefore the net effect on equity will be $0.

The exercise price for the 166,666 outstanding warrants issued in connection with the Series C Convertible Preferred Stock financing was also determined on the Mandatory Conversion Date to be $18.192 per warrant share. These warrants expired unexercised on August 2, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This section of our quarterly report should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, without limitation, statements concerning our expectations, beliefs or intentions regarding our ability to develop products and technologies acceptable to industry, establish and maintain relationships with licensees and other users of our technology and products and raise capital, as well as our research and development expenses, our initial customer funding, our ability to manage our expected growth and to ensure the effectiveness of our internal controls, our ability to secure and defend patents and the adequacy of our capital resources to fund operations and growth. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and under the caption “Risk Factors” of this section and elsewhere in this quarterly report.

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

Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Company-Investor Relations-SEC Filings”, as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC. Our Internet website address is http://www.rasertech.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-QSB.

Overview

We are a technology licensing company offering innovations in electromagnetic technology for both electricity-to-motion and motion-to-electricity applications. We have developed several innovations in electric motors and controllers that increase torque, power and efficiency. We call our technology developments Symetron™ and label motors enhanced by the technology as Symetron™ enhanced motors. We have also applied our technologies to alternators and generators, where the efficiency of these motion-to-electricity systems can be improved.

We believe our technology will have an impact in several transportation, industrial and power generation markets. Targeted transportation markets including rapidly emerging hybrid-electric vehicles,

all-electric industrial traction, public transportation vehicles on wheels and rails, and recreational vehicle markets. Early targets for industrial market applications include heating, ventilation and air conditioning, (“HVAC”), fluid pumps and fan motors. Entry into the power generation market will most likely begin in smaller applications, roughly the 5-50 megawatt per year range.

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

Under the Plan, Raser succeeded to all rights, contracts, assets and liabilities of Raser Technologies, LLC, including Raser Technologies, LLC’s U.S. patent application with respect to its Symetron™ motor system technology. For the purposes of this Annual Report, all references to “Raser” shall include Raser Technologies, LLC, as applicable.

Effective as of October 14, 2003, Wasatch Web Advisors, Inc., a Utah corporation (“WWA”), Raser, and the common shareholders and preferred shareholders of Raser executed an Agreement and Plan of Reorganization (the “Reorganization Agreement”), whereby WWA agreed to acquire (i) 100% of the issued and outstanding shares of common stock of Raser in exchange for 38,950,000 post-split shares of WWA’s common stock, or approximately 87% of its post-Reorganization Agreement outstanding common stock; and (ii) 100% of the issued and outstanding preferred stock of Raser in exchange for 300,000 shares of WWA’s preferred stock (the “Reorganization”). This transaction was accounted for as a reverse acquisition with Raser considered to be the accounting acquirer. Therefore, the financial statements reflect the historical operations of Raser and its predecessor, Raser Technologies LLC, since inception and those of the consolidated entity from the date of the reverse acquisition, October 14, 2003. In connection with this transaction, WWA also issued 540,000 shares of common stock as settlement for $270,000 of debt and 2,967,286 shares of common stock for consulting services.

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

On June 28, 2005, the shareholders adopted an amendment to our Articles of Incorporation to increase the number of authorized shares of capital stock from 105,000,000 shares to 255,000,000 shares of capital stock divided into 250,000,000 shares of common stock and 5,000,000 shares of preferred stock with rights privileges and preferences to be set by our Board of Directors.

Sources of revenue

We expect to derive the large majority of our revenue from sales of technology licenses and collection of royalty payments. We are offering our technologies through our direct sales force as well as through selected sales agents familiar with rotating electromagnetic technology and specific industries. We also derive revenue from engineering activities designed to demonstrate our technologies in specific applications.

We anticipate that the majority of our revenue will be generated in the United States until our technologies have been adopted and applied to specific applications. Subsequently, we would expect to license our technologies to companies in Europe and Asia.

Licenses of our technology to potential customers will typically result from the entry of the potential customer into our Test Demonstration Program. Our Test Demonstration Program involves four phases which we describe as follows: (1) Paper Test – an initial indication of engineered value to the customer which is provided through our computer modeling capabilities. (2) Install Test – a customer specific demonstration of the Symetron™ advanced motor technology into a motor of the customer’s choosing. (3) System Test – an application specific installation of our technology into the customer’s product. (4) License – an agreement whereby the customer will acquire specified rights to manufacture or use the Symetron™ advanced motor technology. Many customers have joined the program, most of which are in early stages of Phase 1 or Phase 2 development. It is our intent to accelerate the progress of customers through the Test Demonstration Program during 2005. We believe that we will be entering the negotiation stage of our initial license agreements later in 2005.

Revenue recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition, as amended. Revenue recognition is more fully discussed below in Critical Accounting Policies.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand. As a result, we have incurred significant losses since our inception and had an accumulated deficit of $12.6 million as of June 30, 2005.

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

Dividends related to convertible preferred stock

As a result of the warrants granted in connection with our sale of Series C Convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of Series C preferred stock, we recognized a deemed dividend of $5,596,486 in the second quarter of 2005. This deemed dividend was calculated based on the conversion price compared to the market price on the dates of issuance of the preferred shares.

We paid cash dividends of $7,536 in the six months ended June 30, 2005 to the Series B preferred shareholders. All remaining outstanding shares of our Series B preferred stock were converted during the first quarter of 2005, thereby concluding our dividend obligation related to this offering.

Critical accounting policies

The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, causes us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

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

Recognition of revenue related to engineering services will depend on whether the revenue is contingent on deliverables by us in any way. If the fee is non-refundable, we have no specific milestones to meet, and there are no required performance criteria, we will recognize the revenue as the cost is incurred to complete the project on a percent of completion basis. If there are specific milestones that must be met before payment becomes due, we will recognize the revenue at the completion of each milestone. Costs incurred to achieve the milestones will be deferred and recognized to match the recognition of revenue unless they are determined not to be recoverable. If there are specific performance criteria, revenue will be recognized when the customer agrees that the specific performance criteria are met. Costs incurred to achieve the performance criteria will be deferred and recognized to match the recognition of revenue unless they are determined not to be recoverable. If the fee is cost based, we will recognize the revenue as the cost is incurred to complete the project.

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

Valuation Allowance Against Deferred Income Taxes. Deferred income tax assets and liabilities are recorded when there is a difference between the financial reporting and tax treatment of financial transactions. We recorded a valuation allowance to offset the entire net deferred tax asset as of June 30, 2005 and December 31, 2004. The valuation allowance was recorded due to the losses incurred and the uncertainties regarding the future taxable income and recoverability of such deferred tax assets. We will continue to evaluate the estimated recoverability of deferred tax assets.

Stock Based Compensation. We account for stock options granted to employees under the recognition and measurement principles of APB Opinion no. 25, “Accounting for Stock Issued to Employees, and related Interpretations”, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. As noted in the Recent Accounting Pronouncements section, the FASB recently issued SFAS No. 123(R). This new pronouncement will require us to record compensation expense equal to the fair value of stock options granted to employees, beginning in the first quarter of 2006. We anticipate valuing such stock options using the Black-Scholes option pricing model.

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

Results of Operations.

During the quarter ended June 30, 2005, we focused on further development of our core Symetron™ technologies, preparing for testing at independent laboratories, and creating test demonstration platforms to illustrate the viability of our technologies in a system.

We held our Annual Meeting of Shareholders on June 28, 2005. Following the formal business of the meeting, management made a brief presentation discussing the family of technologies being marketed under the Symetron™ brand name and explaining our commercialization efforts in our three primary target markets: transportation, industrial motors, and power generation. While our efforts to date have focused to a great extent on the transportation market where torque density is highly valued, we have begun to explore industrial opportunities where higher efficiency is valued on its own. In addition, we are exploring the benefits that our technologies may provide in the power generation marketplace.

Transportation Market

We participated in the Electric Vehicle Symposium (EVS-21) in Monaco and also demonstrated our technology at the conference for the Society of Automotive Engineers (SAE) in Detroit, Michigan. Our demonstrations were well received at both events, generating additional customer interest in our Symetron™ technology.

Encouraging test results were obtained during the quarter for one of our alternator designs, showing increased power output as compared to baseline products while operating in a steady state. We continue to refine our basic alternator design while we pursue commercial contracts.

We continued design work on the Integrated Starter Alternator (ISA) under our Small Business Innovative Research grant from the U.S. Army during the second quarter. We expect to provide a final report on our phase I efforts to the U.S. Army on schedule in the third quarter of 2005. We expect the U.S. Army to consider Phase II awards in this area during the fourth quarter of 2005.

In related commercial activity, we announced a non-binding Letter of Intent with Prestolite Electric, Incorporated (Prestolite) on June 16, 2005 regarding our intent to work together in the development of ISA’s for the commercial market. According to this agreement, Prestolite will also serve as the primary manufacturing source for Raser’s Symetron™ ISA technology for military applications.

We joined with Senator Orrin Hatch in a Washington D.C. press conference to add our support to the announcement of the CLEAR ACT (Clean Efficient Vehicles Resulting from Advanced Car Technologies) of 2006. The CLEAR ACT is bipartisan legislation that provides tax incentives to consumers who purchase alternative-fuel and hybrid-electric vehicles, tax incentives at the pump for the purchase of alternative transportation fuels, and tax incentives for the purchase and installation of alternative fueling equipment.

Industrial Market

Our efforts to tailor our technology into a flexible modular (FLEXMOD™) controller design under a grant from the United States Department of Energy (DOE) through our partner in this effort, Advanced Energy, continued throughout the quarter. We are ahead of schedule, and expect to complete this contract during the first quarter of 2006.

Power Generation Market

As we complete Phase I of the SBIR grant for the U.S. Army and work toward follow-on contracts, we will take time to consider scaling the applications of the Alternator and Generator properties of our ISA design for power generation applications. We continue to explore avenues for commercializing our technology in the power generation market through a small plant (e.g. 5 to 50 megawatt) entry point.

Spending

For the quarter ended June 30, 2005, our recorded net loss was $2,330,710. During the second quarter of 2005, the monthly cash expenditure rate for operations increased to $630,000 per month, from a rate of $425,000 per month in the first quarter of 2005, and $290,000 per month in the second quarter of 2004. Compared to the first quarter of 2005, the increase reflects an annual payment for insurance premiums paid in the second quarter of 2005, capital spending to improve our computing technology environment, higher employment costs reflecting staff increases and expenses relating to trade show attendance. Compared to the second quarter of 2004, the increase in cash spending reflects increases in insurance premiums, higher capital spending and increased staffing levels, offset by a reduction in consulting expenses.

As a company heavily involved in research and development and without an established revenue stream, we have made use of equity based compensation in several instances to conserve cash. The second quarter of 2005 included non-cash equity based compensation expenses to employees of $437,875, non-cash equity based compensation of $139,689 for contracted services and non-cash equity based expenses of $660,250 to settle an ownership and employment dispute with an employee. The first quarter of 2005 included non-cash equity based compensation expenses to employees of $437,875 and non-cash equity based compensation of $327,985 for contracted services. The year-ago quarter ending June 30, 2004 included non-cash equity based compensation expenses to employees of $206,250 and non-cash equity based compensation of $330,000 for contracted services.

On a year-to-date basis, our recorded net loss was $4,581,656. During the first half of 2005 the monthly cash expenditure rate for operations increased to $530,000 per month, from a rate of $220,000 for the first six months of 2004. The year-over-year increase reflects higher employment levels and increased spending for capital improvements, offset by lower cash expenses for consulting services.

Financing

Our Series C Convertible Preferred Stock financing was completed during the second quarter of 2005, providing approximately $18.4 million of net proceeds. The funds will be used for general corporate purposes, including the acceleration of development, testing and commercialization of our technologies.

Comparison of Periods Ended June 30, 2005 and 2004

Revenue

We recognized $10,000 of revenue during the second quarter of 2004 from an engineering contract. During the second quarter of 2005, we recognized $148,961 of revenue from a combination of sources, including our contract with the U.S. Department of Energy through Advanced Energy, our Small Business Innovative Research Grant with the U.S. Army, engineering contracts and a small amount of advertising revenue associated with our latest demonstration vehicle.

Our Phase I contract with the U.S. Army will be completed in the third quarter of 2005, and the contract with Advanced Energy to complete work for the U.S. Department of Energy will extend into 2006.

Operating expenses

Cost of sales. We reported cost of sales for the first time in the quarter ended June 30, 2005 as $115,442. Cost of sales includes the labor, materials and overhead expenses required to perform the work on our contracts with the U.S. Army and Advanced Energy.

General and administrative. General and administrative expense increased from $1,167,121 in the second quarter of 2004 to $2,115,289 in the second quarter of 2005. The second quarter of 2004 included $573,600 for a one-time consulting engagement. Other consulting contracts increased by $256,000 compared to the year-ago quarter. The second quarter of 2005 included non-cash compensation expense of $361,625 compared to non-cash compensation expense of $206,250 in the year-ago quarter, and a non-cash equity based charge of $660,250 to settle an ownership and employment dispute. Cash employment cost increased by $213,800 from the year ago quarter reflecting higher salaries and employment levels. Expenses associated with our participation in trade shows in Monaco and Detroit added approximately $75,000 to our 2005 expenses.

General and administrative expense increased from $2,222,449 in the first half of 2004 to $3,838,937 in the first half of 2005. Cash employment costs in 2005 were higher than the 2004 period by approximately $420,000, partially offset by lower non-cash employee compensation of $270,000. The 2005 period included a non-cash equity based charge of $660,250 to settle an ownership and employment dispute. Consulting service expense increased by $324,000 from 2004 to 2005. Expense associated with our participation in the trade shows in Monaco and Detroit added approximately $98,000 to our 2005 expenses. Insurance costs were higher in 2005 by approximately $177,000 compared to 2004.

Research and development. Research and development expenses were $415,718 in the second quarter of 2005, an increase of $221,992 from the second quarter of 2004. The second quarter of 2005 included increased non-cash compensation expense of $76,250 compared to none in the second quarter of 2004. The increase over the year-ago quarter also reflects increased staffing levels and salary levels in our engineering organization of approximately $120,000. We spent approximately $36,000 more on materials in the second quarter of 2005 as compared to 2004.

Research and development expense increased from $824,425 in the first half of 2004 to $966,962 in the first half of 2005. A year-to-year decrease in equity compensation of $305,000 was partially offset by an increase in cash compensation of $200,000 driven by higher employment levels and salary increases. Consulting expense increased by $38,000 compared to 2004. Office expenses and travel associated with the higher staffing levels increased by $64,000 compared to 2004. Project material expenses were higher in the 2005 period by approximately $146,000.

Interest and other income. Interest expense in the second quarter of 2004 included a $200,000 non-cash charge for the beneficial conversion feature on convertible debt issued during the quarter. Interest income in 2005 was $166,778 which reflects an increase in short-term investments resulting from the financing which was completed during the quarter. On a year-to-date basis, interest income in 2005 was $190,724.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and equity investments. In 2003, we converted $270,000 of debt to 540,000 common shares. Also in 2003, Raser issued 930,000 shares of Series A preferred stock in a private offering for net proceeds of $930,000. These shares were subsequently converted into 1,550,000 shares of our common stock at approximately $0.81 per share. In June of 2004, we took on $200,000 of debt in the form of a bridge loan which was subsequently converted into 100,000 shares of common stock. In the third quarter of 2004, we issued 4,240.5 shares of Series B preferred stock through a private offering for net proceeds of $3.9 million. These shares of Series B preferred stock were subsequently converted into 1,211,564 shares of common stock. The exercise of warrants associated with the Series B preferred stock contributed $43,661 in 2004, $2,195,996 in the first quarter of 2005 and $758,505 in the second quarter of 2005. In the second quarter of 2005, we issued 20,000 shares of Series C preferred stock in a private offering for net proceeds of $18.4 million. 3,568 shares of Series C preferred stock were converted into 148,666 shares of common stock during the second quarter of 2005.

Our operating activities consumed approximately $2.7 million and $1.2 million of cash during the six months ended June 30, 2005 and 2004 respectively. Cash consumed by operating activities in the first six months of 2005 consisted primarily of a net loss of $4.6 million, adjusted for $2.0 million of stock-based compensation, including stock and stock options issued for services. Investing activities consumed approximately $21.5 million in the first six months of 2005. The use of cash in investing activities consisted mainly of the purchase of approximately $20.8 million of marketable securities. We purchased investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

We had capital expenditures of $304,000 in the first half of 2005, up from $57,000 in the first half of 2004. Most of the increase was associated with providing a new information technology infrastructure and modeling tools.

Financing activities provided $21.7 million and $1.2 million of cash in the first six months of 2005 and 2004, respectively. The cash provided by financing activities in the six months ended June 30, 2005 was the result of our offering of Series C Convertible Preferred Stock that resulted in net proceeds of approximately $18.4 million and the exercise of common stock options and warrants that resulted in net proceeds of approximately $3.3 million. The cash provided by financing activities in the six months ended June 30, 2004 was the result of the sale of common stock that resulted in net proceeds of approximately $1.0 million and $200,000 from the issuance of convertible debentures.

The remaining outstanding shares of Series B preferred stock were converted into shares of common stock on January 20, 2005 and the final dividend was paid on that date.

As of June 30, 2005, we had stockholders’ equity of $22.1 million and $21.4 million in cash equivalents and short-term investments. As of December 31, 2004, we had stockholders’ equity of $3.0 million and $2.7 million in cash.

Balance Sheet Arrangements

As of June 30, 2005, we had no off-balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

Contractual Obligations and Commitments

We have entered into operating leases for our business facility and a testing facility. There is a provision in the business facility lease document that allows for lease termination at our option without penalty on August 31, 2009. The table below summarizes our obligations pursuant to these leases assuming that all lease arrangements run to full term.

	Total	Current year	1 to 3 years	4 to 5 years	After 5 years
Operating Leases	$1,074,117	$84,852	$533,761	$229,416	$116,088

During the first quarter of 2005 we pledged a $400,000 certificate of deposit as collateral to secure a credit card purchasing arrangement to facilitate employee travel and certain purchases necessary for our business operations. As of June 30, 2005, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

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

Since our inception, we have incurred significant net losses, including a net loss of $4,581,656 for the six months ended June 30, 2005. As a result of ongoing operating losses, we had an accumulated deficit of $12,633,552 as of June 30, 2005. Our losses have resulted principally from research and development and general and administrative expenses associated with our operations. We expect to incur additional losses for the next several quarters. We cannot assure an investor that we will be able to successfully develop new technology or products, or if developed, that this technology or any products will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses for research and product development, manufacturing and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We are likely to need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, if at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

•	develop commercially viable technology by designing and engineering the Symetron™ motor, controller, alternator, integrated starter alternator and generator technologies for license on a commercial scale;

•	alone, or with our partners, convince our potential customers of the benefits of our technology or products, if any;

•	establish relationships with motor manufacturers, automobile manufacturers, the military, government, and other systems integrators for the license or sale of our products, if any;

•	avoid infringing and successfully defend any allegations of infringing the intellectual property rights of others;

•	defend our intellectual property from infringement by others;

•	comply with applicable governmental regulations; and

•	hire, train and retain qualified personnel.

We may be unable to successfully license our intellectual property. If we cannot successfully license our intellectual property, we will not be able to generate revenues, our stock price would decline and we may be unable to continue operating.

Our current long term business strategy is based almost entirely upon the licensing of our intellectual property, specifically Symetron™, to electric motor, controller, alternator and generator manufacturers, suppliers and system integrators. We expect the sales cycle with respect to the license of our technology to be lengthy and there can be no assurance that we will achieve license sales in the time frames that we expect. If we are unable to successfully license our intellectual property to these businesses or others, we will be unable to generate revenues under our current business model, our stock price would decline, and we may be unable to continue operating or would be required to develop a new long-term business strategy.

We are currently focusing on commercialization of our technology in the following three markets: transportation, industrial and power generation. We cannot predict the rate at which market acceptance of our technology will develop in these markets, if at all. Additionally, we may focus our product commercialization activities on a particular industry or industries, which may not develop as rapidly as other industries, if at all. The commercialization of our products or the licensing of our intellectual property in an industry or industries that are not developing as rapidly as other industries could harm our business, prospects, financial condition and results of operations.

We may enter into strategic transactions that result in significant cost and expense, but do not produce additional revenues.

Our success depends on our ability to execute our business strategy of licensing our intellectual property or technology to electric motor and controller manufacturers, suppliers and system integrators. Our strategy of licensing our intellectual property or technology may involve entering into strategic transactions. In executing these strategic transactions, we may expend significant financial and management resources and incur other significant costs and expenses. There is no assurance that the execution of these strategic transactions will result in additional revenues. Any failure to enter into strategic transactions which lead to additional revenues could harm our business, prospects, financial condition and results of operations.

We may pursue strategic acquisitions which could have an adverse impact on our business if unsuccessful.

We may pursue the acquisition of new or complementary business or technologies. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate acquisitions, personnel or products that we may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, any acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer.

We may be unable to successfully obtain research and development funding opportunities from military and government programs.

Our near-term strategy includes research and development funding opportunities from military and government programs. If we cannot successfully obtain research and development funding opportunities from military and government programs, or meet deadlines imposed under those programs, we may have less funding which could make it more difficult to sustain our long-term licensing strategy, our stock price could decline and we may be unable to continue operating or would be required to develop a new near-term business strategy.

We are likely to need to raise additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements or build our business.

On September 24, 2004, we consummated a preferred stock equity financing transaction in which we raised an aggregate of $4,240,500 (before aggregate offering expenses of $344,145). On April 11, 2005, we completed an additional Preferred Stock equity financing transaction in which we raised an aggregate of $20,000,000 (before aggregate expenses of the offering of $1,582,685). Our future capital needs depend on many factors, including the timing of our development efforts and the successful commercial licensing of our technology. We will likely need to raise additional capital to further develop and market our technology and continue our operations. If we are unable to raise capital to fund our business, we may be forced to curtail or suspend all or a material part of our business operations, in which case our stock price would likely decline.

If we raise additional capital through the issuance of equity or securities convertible into equity, our shareholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. For example, in our September 2004 financing, we issued Series B Convertible Preferred Stock which included a 7% dividend and anti-dilution protection to account for certain future dilutive issuances, if any. In addition, in our recent financing, we issued Series C Convertible Preferred Stock which included anti-dilution protection to account for certain future dilutive issuances, if any. In addition, the Series C Convertible Preferred Stock issued in our recent financing was converted into 1,051,919 shares of common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements or build our business.

Our limited cash resources have in the past required us to rely heavily on equity compensation to hire and retain key personnel, and we expect this to continue in the future, which may result in significant non-cash compensation expenses and dilution to our shareholders.

The market price for our common stock has experienced significant price and volume volatility in recent periods and is likely to continue to experience significant volatility in the future. Such volatility may cause investors to experience dramatic declines in our stock price from time to time, may impair our ability to raise additional capital and may otherwise harm our business.

The market price for our common stock has experienced significant price and volume volatility in recent periods and is likely to continue to experience significant volatility in the future. Our stock price has in the past and is likely in the future to experience significant volatility as a result of numerous factors, many of which are outside of our control, including, but not limited to the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or perceived developments in our business or in the markets we seek to address;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	public announcements regarding material developments in our business, including acquisitions or other strategic transactions;

•	public announcements regarding material transactions or other developments involving our strategic partners, customers or competitors that are perceived by the market to affect our business prospects;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	trading patterns of holders of our common stock;

•	the trading volume of our common stock;

•	short-selling and similar activities with respect to our common stock; and

•	disruption in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

Moreover, the volatility in our stock price has been exacerbated by having relatively limited trading volume, which can cause significant price movements in our stock price to result from even modest volumes of trading activity. As such, we cannot assure you that our stock price will continue to trade at current price levels in the future or that recent price levels reflect the intrinsic value of the company. In addition, following periods of volatility in the market price of a company’s securities, a company can face increased risk that securities litigation or governmental investigations or enforcement proceedings may be instituted against it. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation. As a result, before making an investment decision in our common stock, investors are urged to consider carefully the risks associated with investing in a stock that has experienced recent price and volume volatility and is likely to continue to experience significant such volatility in the future.

If we are unable to effectively and efficiently eliminate the deficiencies that have been identified in our controls and procedures, there could be a material adverse effect on our operations or financial results.

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

In February 2005, our management and Audit Committee were notified by our independent accountants, Tanner LC, of deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be “material weaknesses.” The deficiencies related to internal control and disclosure control over stock-based compensation, reporting of equity transactions and certain disclosures in the footnotes to the financial statements. The deficiency in our internal control over stock-based compensation and equity transactions related to the failure to properly record issuances of stock, the failure to timely report certain transactions on Forms 3, 4, or 5, and the failure to properly itemize equity transactions in the statement of stockholders’ equity. The deficiency in our disclosure controls was related to the stock option disclosures required by SFAS No. 148.

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

Our Symetron™ technology is new and commercially unproven. We are still in the early stages of commercializing our technology in automotive, industrial and military applications. Our technology has not yet been durability tested for long-term applications and we can provide no assurance that it will prove suitable for our target market segments. Our potential product applications require significant and lengthy product development efforts, and to date, we have not developed any commercially available products. During our product development process, we may experience technological issues that we may be unable to overcome. Because of these uncertainties, none of our potential technology may be commercially licensed. If we are not able to successfully license our technology, we will be unable to generate revenue or build a sustainable or profitable business.

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

The market for electric motors and motor controllers is intensely competitive. We believe our potential technology will face significant competition from existing manufacturers in our current target markets, including motor, controller, alternator, generator and transportation vehicle manufacturers. We may also face significant competition from our future partners. If our potential partners improve or develop technology that competes directly with our technology, our business would be harmed. We also face numerous challenges associated with overcoming the following:

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

Access to information. Our potential partners may have better access to information regarding their own manufacturing processes, which may enable them to develop products that can be more easily incorporated into the partners’ products.

We rely on key personnel and the loss of key personnel or the inability to attract, train, and retain key personnel could have a negative effect on our business.

We believe our future success will depend to a significant extent on the continued service of our executive officers and other key personnel. Of particular importance to our continued operations are our executive management and technical staff. We do not have key person life insurance for any of our other executive officers, technical staff or other employees. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Our future success also depends on our ability to attract, train, retain and motivate highly skilled technical personnel. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. We may not be successful in attracting, training, retaining and motivating personnel in the future, which would impair our ability to maintain and grow our business.

We rely on our intellectual property rights, and our inability to protect these rights could impair our competitive advantage, divert management attention, require additional development time and resources or cause us to incur substantial expense to enforce our rights, which could harm our ability to compete and generate revenue.

Our success is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on most of our key technologies. However, we cannot be certain that our pending patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patent applications that we may file for our current and future technologies may not be issued.

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

We may be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in our industry segment grows, and the functionality of products in different industry segments overlaps. If third parties assert that our current or future products infringe their proprietary rights, there could be costs and damages associated with these claims, whether the claims have merit or not, which could harm our business. Any future claims could harm our relationships with existing customers and may deter future customers from licensing our products. In addition, in any potential dispute involving our intellectual property, our customers or distributors of our products could also become the target of litigation, which could trigger indemnification obligations in certain of our license and service agreements. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

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

In the past, compliance with these requirements have made it difficult to establish an active, liquid trading market in our common stock, and you may have difficulty selling your shares. Historically, the public market for our common stock has been very limited. For example, the average reported volume of trading in our common stock over the April through June period was approximately 145,000 shares per day.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. Approximately 42 million shares of Rule 144 stock passed the one year restriction under Rule 144 in the fourth quarter of 2004. Approximately 8.6 million shares are eligible for immediate sale as of August 2, 2005, up from approximately 2.2 million in the third quarter of 2004 and approximately 3.8 million at the end of 2004. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

Any additional financing that we choose to undertake may be completed through the issuance of additional shares which would be dilutive to current common shareholders. The dilutive effect of such a financing may cause our stock price to decline.

The sale of the shares of common stock issued upon conversion of the shares of Series C Convertible Preferred Stock and upon exercise of the warrants could contribute to declines in our stock price and materially dilute existing stockholders’ equity and voting rights.

In our recent financing, we issued Series C Convertible Preferred Stock convertible into, and warrants exercisable for, shares of common stock. The prospectus contained in the registration statement filed with the United Stated Securities and Exchange Commission following the Series C Convertible Preferred Stock financing registers the resale of up to 3,000,000 shares of common stock underlying the Series C Convertible Preferred Stock and such warrants. All of the converted shares will be freely tradable upon the effective date of such prospectus and may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Series C Convertible Preferred Stock has been converted into 1,051,919 shares of common stock as of July 5, 2005. The warrants associated with this offering expired unexercised on August 2, 2005.

If we are unable to maintain the effectiveness of a registration statement covering the resale of the shares of common stock issued upon conversion of the shares of Series C Convertible Preferred Stock issued in our recent financing we will be obligated to make payments as liquidated damages.

We are obligated to file with the United States Securities and Exchange Commission and maintain the effectiveness of a registration statement for the registration of the shares of common stock issued upon conversion of the Series C Convertible Preferred Stock issued in our recent financing. Under the terms of the registration rights agreement executed by us in connection with our recent Series C Convertible Preferred Stock financing, if we are unable to keep such registration statement effective as contemplated in such registration rights agreement, we are obligated to make certain payments as liquidated damages to the holders of such securities. There can be no assurance that we will be able to maintain the effectiveness of such registration statement.

We are exposed to market risk related to changes in interest rates.

We do not use derivative financial instruments in our non-trading investment portfolio. We maintain a portfolio of highly liquid cash equivalents typically maturing in six months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines.

We maintain short-term investments, which are all classified as available for sale, and have been recorded at fair value, which approximates cost. Short-term investments include certificates of deposit, auction rate certificates, auction rate preferred securities, municipal preferred securities and mutual funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty (30) years. These instruments are rated BBB+ or higher by Standard & Poor’s Ratings Group, or equivalent. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Given the short-term nature of these investments, and that we have no borrowings outstanding other than short-term letters of credit, we are not subject to significant interest rate risk.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective with respect to timely communicating to them and other members of management responsible for preparing periodic reports all information required to be disclosed in this report as it relates to the Company. It should be noted, that any system of controls, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting

During the quarter ended June 30, 2005, we have continued to take steps to increase staffing in the financial transaction area and to enlist additional consulting support in order to improve our financial reporting capabilities. Additionally, we have continued to improve the supervision and training of our accounting staff and have created post-transaction controls to monitor transaction activity and established other additional controls and procedures in order to strengthen our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2005 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 11, 2005, we issued 20,000 shares of Series C Convertible Preferred Stock (the “Shares”) to 3 investors in exchange for aggregate gross proceeds of $20,000,000. Pursuant to the Certificate of Designation of the Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (the “Certificate of Designation”), the Shares are convertible into shares of our common stock. On May 4, 2005, Kings Road Investments, one of the purchasers of the Shares, converted 648 Shares into 27,000 shares of our common stock pursuant to the Certificate of Designation. On May 4, 2005, Portside Growth & Opportunity Fund, another of the purchasers of the Shares, converted 600 Shares into 25,000 shares of our common stock pursuant to the Certificate of Designation. On May 6, 2005, Kings Road Investments converted 600 Shares into 25,000 shares of our common stock pursuant to the Certificate of Designation. On May 9, 2005, Portside Growth & Opportunity Fund converted 400 Shares into 16,666 shares of our common stock pursuant to the Certificate of Designation. On June 16, 2005, Kings Road Investments converted 1,320 Shares into 55,000 shares of our common stock pursuant to the Certificate of Designation. The shares of our common stock issued upon conversion of the Shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held the 2005 Annual Meeting of Shareholders on June 28, 2005 in Provo, Utah.

At the 2005 Annual Meeting of Shareholders, the shareholders elected the following individuals as Class I directors, to serve until the 2006 Annual Meeting of Shareholders, and until their successors are elected and qualified or until their earlier death, resignation or removal:

Name	Votes For	Votes Against	Votes Withheld
John C. Ritter	32,223,660	29,508	5,270
Fred Wenninger	32,253,168	0	5,270

At the 2005 Annual Meeting of Shareholders, the shareholders elected the following individuals as Class II directors, to serve until the 2007 Annual Meeting of Shareholders, and until their successors are elected and qualified or until their earlier death, resignation or removal:

Name	Votes For	Votes Against	Votes Withheld
Brent M. Cook	32,240,428	12,740	5,270
James A. Herickhoff	32,253,168	0	5,270

At the 2005 Annual Meeting of Shareholders, the shareholders elected the following individuals as Class III directors, to serve until the 2008 Annual Meeting of Shareholders, and until their successors are elected and qualified or until their earlier death, resignation or removal:

Name	Votes For	Votes Against	Votes Withheld
Kraig T. Higginson	32,235,988	17,180	5,270
Lee A. Daniels	32,253,168	0	5,270

Also, at the 2005 Annual Meeting of Shareholders, the shareholders, in accordance with Section 16-10a-704 of the Utah Revised Business Corporations Act, approved the following amendments to the Company’s Articles of Incorporation to:

a. Adopt a classified board of directors

b. Increase the number of authorized shares of the Company’s common stock from 100 million to 250 million.

c. Provide for an election by the Company that the Control Share Acquisition Act, Section 61-61-1 et seq., of the Utah Code not apply to control share acquisitions of the securities of the Company.

d. Eliminate the references to the rights, preferences and privileges of the Company’s Series B Convertible Preferred Stock.

There were 32,172,568 votes cast in favor of the amendment to the Company’s Articles of Incorporation to adopt a classified board of directors. There were 46,455 votes cast against such amendment and 39,415 abstentions. There were no broker non-votes with respect to this matter.

There were 32,128,234 votes cash in favor of the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 100 million to 250 million. There were 124,122 votes cast against such amendment and 6,082 abstentions. There were no broker non-votes with respect to this matter.

There were 32,161,568 votes cast in favor of the amendment to the Company’s Articles of Incorporation to provide for an election by the Company that the Control Share Acquisition Act, Section 61-61-1 et seq., of the Utah Code not apply to control share acquisitions of the securities of the Company. There were 46,455 votes cast against such amendment and 50,415 abstentions. There were no broker non-votes with respect to this matter.

There were 32,161,568 votes cast in favor of the amendment to the Company’s Articles of Incorporation to eliminate the references to the rights, preferences and privileges of the Company’s Series B Convertible Preferred Stock. There were 46,455 votes cast against such amendment and 50,415 abstentions. There were no broker non-votes with respect to this matter.

Finally, at the 2005 Annual Meeting of Shareholders, the shareholders approved the ratification of the appointment of Tanner, LC as our independent auditors for the 2005 fiscal year. There were 32,172,794 votes cast for the ratification, 74,194 votes cast against the ratification and 11,450 abstentions. There were no broker non-votes with respect to this matter.

Item 5.	Other Information

No additional information.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Description of Document

2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

3.1B	Articles of Incorporation of the Registrant.

3.1AC	Articles of Amendment to the Articles of Incorporation of the Registrant.

3.1BI	Articles of Amendment to the Articles of Incorporation of the Registrant.

3.1CD	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2I	Amended and Restated Bylaws of the Registrant.

3.3O	Amended and Restated Articles of Incorporation of the Registrant

4.1I	Specimen Common Stock Certificate.

4.2E	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3I	Form of Debenture.

4.4L	Form of Warrant

4.5L	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

4.6L	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

10.1F	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2G	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3H	Amended and Restated 2004 Long Term Incentive Plan.

10.4I	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5J	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6J	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7J	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8K	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.9L	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.10M	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

10.11N	Lease Agreement by and between the registrant and EsNET Properties L.C., effective as of March 11, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

C	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

D	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

E	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

F	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

G	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

H	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

I	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.

J	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.

K	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.

L	Incorporated by reference to Exhibit 4.4, Exhibit 4.5, Exhibit 4.6 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on April 7, 2005.

M	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 5, 2005.

N	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 24, 2005.

O	Incorporated by reference to Exhibit 3.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 8, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC. (Registrant)

August 12, 2005	/s/ Brent M. Cook
(Date)	Brent M. Cook, Chief Executive Officer and Director

August 12, 2005	/s/ William Dwyer
(Date)	William Dwyer, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

3.1B	Articles of Incorporation of the Registrant.

3.1AC	Articles of Amendment to the Articles of Incorporation of the Registrant.

3.1BI	Articles of Amendment to the Articles of Incorporation of the Registrant.

3.1CD	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2I	Amended and Restated Bylaws of the Registrant.

3.3O	Amended and Restated Articles of Incorporation of the Registrant

4.1I	Specimen Common Stock Certificate.

4.2E	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3I	Form of Debenture.

4.4L	Form of Warrant

4.5L	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

4.6L	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

10.1F	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2G	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3H	Amended and Restated 2004 Long Term Incentive Plan.

10.4I	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5J	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6J	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7J	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8K	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.9L	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.10M	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

10.11N	Lease Agreement by and between the registrant and EsNET Properties L.C., effective as of March 11, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

C	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

D	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

E	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

F	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

G	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

H	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

I	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.

J	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.

K	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.

L	Incorporated by reference to Exhibit 4.4, Exhibit 4.5, Exhibit 4.6 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on April 7, 2005.

M	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 5, 2005.

N	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 24, 2005.

O	Incorporated by reference to Exhibit 3.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 8, 2005.