Form 10QSB
period 2005-09-30
RASER TECHNOLOGIES INC
filed 2005-11-14
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

There were 50,392,505 shares of the registrant’s common stock, par value $0.01, on November 1, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒.

Raser Technologies, Inc.

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$19,430,685	$2,665,486
Restricted cash	406,682	—
Short-term investments	533,512	—
Accounts Receivable	188,985	—
Other Current Assets	238,485	—

Total current assets	20,798,349	2,665,486
Equipment, net	496,085	112,800
Patent and trademarks, net	214,161	144,053
Other assets	11,110	74,215

Total assets	$21,519,705	$2,996,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,039,684	$20,622
Accrued liabilities	78,310	4,375
Unearned Revenues	—	10,000

Total current liabilities	1,117,994	34,997
Commitments and contingencies:
Stockholders’ equity:
Series B Convertible Preferred stock; $0.01 par value, 5,000,000 shares authorized, 1,134 shares issued and outstanding on December 31, 2004.	—	11
Series C Convertible Preferred stock; $0.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock; $0.01 par value; 250,000,000 shares authorized 50,388,505 and 48,722,160 shares issued and outstanding, respectively.	503,885	487,221
Additional paid in capital	34,988,423	10,526,221
Accumulated deficit	(15,090,597)	(8,051,896)

Total stockholders’ equity	20,401,711	2,961,557

Total liabilities and stockholders’ equity	$21,519,705	$2,996,554

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC.

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenue	$134,774	$20,000
Cost of sales	147,672	—

Gross margin/(loss)	(12,898)	20,000
Operating Expenses:
General and administrative	2,113,742	1,540,946
Research and development	517,267	415,708

Total operating expenses	2,631,009	1,956,654

Operating loss	(2,643,907)	(1,936,654)
Interest income	189,172	3,474
Interest expense	—	(2,500)
Loss on the sale of securities	(1,326)	—
Loss on the disposal of assets	(986)	—

Loss before income taxes	(2,457,047)	(1,935,680)
Income tax benefit	—	—

Net loss	$(2,457,047)	$(1,935,680)
Dividends paid on Series B preferred stock	—	(19,839)
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature of preferred stock	—	(4,240,500)

Net loss applicable to common shareholders	$(2,457,047)	$(6,196,019)

Loss per common share — basic and diluted	$(0.05)	$(0.13)

Weighted average common shares — basic and diluted	50,398,000	47,472,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC.

Condensed Consolidated Statements Of Operations

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Revenue	$283,735	$30,000
Cost of sales	263,114	—

Gross margin	20,621	30,000
Operating Expenses:
General and administrative	5,952,680	3,763,395
Research and development	1,484,228	1,240,133

Total operating expenses	7,436,908	5,003,528

Operating loss	(7,416,287)	(4,973,528)
Interest income	379,896	3,474
Interest expense	—	(203,333)
Loss on the sale of securities	(1,326)	—
Loss on the disposal of assets	(986)	—

Loss before income taxes	(7,038,703)	(5,173,387)
Income tax benefit	—	—

Net loss	$(7,038,703)	$(5,173,387)
Dividends paid on Series B preferred stock	(7,536)	(19,839)
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature of preferred stock	(5,596,486)	(4,240,500)

Net loss applicable to common shareholders	$(12,642,725)	$(9,433,726)

Loss per common share — basic and diluted	$(0.25)	$(0.20)

Weighted average common shares — basic and diluted	49,709,000	46,982,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC.

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,038,703)	$(5,173,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization expense	65,559	10,484
Loss on disposal of assets	986	—
Loss on the sale of securities	1,326	—
Common stock, stock options and warrants issued for services	2,639,744	2,994,790
Beneficial conversion feature	—	200,000
Increase in accounts receivable	(188,985)	—
Increase in other current assets	(238,485)	(88,479)
Increase in accounts payable	1,019,062	10,655
Increase/(decrease) in accrued liabilities	73,935	(18,191)
(Decrease) / increase in unearned revenues	(10,000)	10,000

Net cash used in operating activities	(3,675,561)	(2,054,128)

Cash flows from investing activities:
Purchase of short-term investments	(534,838)	—
Increase in restricted cash	(406,682)	—
Increase in patents and trademarks	(83,599)	(79,045)
Purchase of equipment	(437,412)	(79,160)
Proceeds from the sale of fixed assets	1,073	—
Decrease in other assets	63,105	—

Net cash used in investing activities	(1,398,353)	(158,205)

Cash flows from financing activities:
Proceeds from convertible debenture	—	200,000
Proceeds from exercise of common stock warrants	2,963,050	—
Proceeds from exercise of common stock options	481,570	—
Preferred stock dividend	(7,536)	(19,839)
Proceeds from the sale of common stock	—	1,044,666
Proceeds from the sale of Series B preferred stock	—	3,896,355
Proceeds from the sale of Series C preferred stock	18,402,029	—

Net cash provided by financing activities	21,839,113	5,121,182

Net increase in cash	16,765,199	2,908,849
Cash and cash equivalents, beginning of period	2,665,486	231,703

Cash and cash equivalents, end of period	$19,430,685	$3,140,552

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Presentation

Raser Technologies, Inc. (the “Company”, “we,” “our” or “us”) has prepared the accompanying condensed consolidated financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other period.

Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase common stock, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. Stock options and warrants exercisable into 1,629,447 and 1,447,691 shares of our common stock at September 30, 2005 and 2004, respectively, were not included in the calculation of diluted net loss per share because their effect was anti-dilutive. Preferred shares and debt convertible into zero and 1,311,571 shares at September 30, 2005 and 2004, respectively, were also excluded from diluted weighted average shares because their effect was anti-dilutive.

Stock Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and the stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3) optional non-employee directors with automatic, nondiscretionary annual stock option grants. As of September 30, 2005, we were authorized to issue up to 3,211,664 shares of common stock pursuant to the Plan.

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

We account for our stock-based employee compensation issued to directors, officers and employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and have adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized in the financial statements when options granted under the plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the three months and the nine months ended September 30, 2005 we granted options to purchase an aggregate of 170,000 and 452,000 shares, respectively, to our employees, directors and service providers. During the three months and the nine months ended September 30, 2004 we granted options to purchase an aggregate of 50,000 and 910,000 shares, respectively, to our employees and directors. The following table illustrates the effect on net loss and loss per share as if we had applied the fair value based method to stock-based employee compensation in each period utilizing the Black-Scholes option pricing model, a generally accepted valuation model for determining the fair value of options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Loss applicable to common shareholders as reported	$(2,457,047)	$(6,196,019)	$(12,642,725)	$(9,423,726)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(405,883)	(115,383)	(1,117,415)	(2,066,285)

Pro forma net loss	$(2,862,930)	$(6,311,402)	$(13,760,140)	$(11,490,011)
Loss per share
Basic – as reported	$(0.05)	$(0.13)	$(0.25)	$(0.20)
Basic – pro forma	$(0.06)	$(0.13)	$(0.28)	$(0.24)
Diluted – as reported	$(0.05)	$(0.13)	$(0.25)	$(0.20)
Diluted – pro forma	$(0.06)	$(0.13)	$(0.28)	$(0.24)

Convertible Debenture

On June 2, 2004, we issued $200,000 in Debentures designated as 5% Senior Subordinated Convertible Debentures (“Debentures”) with principal and interest due at the earlier of (a) 180 days from the date of issuance, or (b) five days after effectiveness of a registration statement under which the debtholder would be entitled to “piggy-back” registration rights. The debtholder had the option of converting the Debentures into shares of our common stock at a fixed price of $2.00 per share. Because the conversion price of the debenture was below the market price of $4.70 on June 2, 2004, we recorded a beneficial conversion feature of $200,000, thus resulting in interest expense of $200,000 in addition to a nominal rate of 5%. In addition, we were required to issue to the debtholder a warrant to purchase one share of common stock for every one share issuable upon conversion with an exercise price per share equal to $3.50. The warrants had a term of three years and a cash-only exercise provision. Subject to certain conditions, the holder of the warrant was entitled to “piggy-back” registration rights with respect to the warrants and the underlying shares of common stock. All of the warrants related to this debt offering were exercised in the fourth quarter of 2004.

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

The Series B Convertible Preferred Stock carried a dividend rate of 7%, and we had the option of paying this dividend in cash or shares of common stock. We elected to pay the dividend in cash. A total of 302,893 cash-only exercise warrants have been granted to holders of Series B Convertible Preferred Stock with an exercise price of $8.55 per common share. $3,896,355 was raised in this offering, net of issuance expense. In connection with this offering, we recorded a deemed dividend related to warrants issued with the Series B Convertible Preferred Stock and a beneficial conversion feature of the Series B Convertible Preferred Stock for a combined total of $4,240,500. This amount was reflected as additional net loss to compute net loss applicable to common shareholders.

We issued 109,800 cash-only exercise warrants to the financing broker as payment in connection with this financing. These warrants have an exercise price of $8.55 per common share.

On September 24, 2004 we filed with the SEC a Registration Statement on Form SB-2 covering the resale of 2,671,110 shares of common stock pursuant to the terms of a certain Registration Rights Agreement entered into by us in connection with our Series B Convertible Preferred Stock financing. On October 6, 2004, this registration statement was declared effective by the SEC.

Preferred Stock – Series C

On April 11, 2005, we issued 20,000 shares of preferred stock designated as “Series C Convertible Preferred Stock” to a group of accredited investors at a price of $1,000 per share and aggregate net proceeds of approximately $18.4 million.

In connection with the Series C Convertible Preferred Stock, we issued warrants exercisable into 166,666 shares of common stock at an exercise price of $24 per share. The fair value of the warrants, based on the Black-Scholes option pricing model, was determined to be $1,381,595. After allocating this amount to the warrants, the beneficial conversion feature of the Series C Convertible Preferred Stock was determined to be $4,214,891; resulting in a combined deemed dividend and beneficial conversion feature of $5,596,486. This amount was reflected as additional net loss to compute net loss applicable to common shareholders in the second quarter of 2005.

The shares of Series C Convertible Preferred Stock were convertible at the option of the holders into shares of common stock, and were initially convertible into 833,332 shares of common stock at an initial conversion price of $24.00 per share, which was calculated at a 9% discount to the average closing price for

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

the 10-trading day period ending on March 31, 2005. A total of 3,568 shares of Series C Convertible Preferred Stock were converted at a conversion price of $24.00 per share into 148,666 common shares during the optional conversion period in the second quarter of 2005.

Pursuant to the Certificate of Designation of the Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (the “Certificate of Designation”), all of the outstanding shares of Series C Convertible Preferred Stock were automatically converted into shares of Common Stock on July 3, 2005 (the “Mandatory Conversion Date”). Pursuant to the Certificate of Designation, the conversion price at which the outstanding shares of Series C Convertible Preferred Stock were converted into common stock on the Mandatory Conversion Date was equal to the average trading price of our common stock during the ten day trading period beginning on June 20, 2005 and ending on July 1, 2005 (the “Reset Provision”), which was $18.192 per share of common stock. Accordingly, 16,432 shares of Series C Convertible Preferred Stock were converted into 903,253 shares of our common stock on the Mandatory Conversion Date.

In accordance with the Share Contribution Agreement between the Company and Mr. Kraig T. Higginson, Executive Chairman of the Company’s Board of Directors, 218,587 common shares were transferred by Mr. Higginson to the Company to offset the dilutive effects of the conversion of shares of Series C Convertible Preferred Stock into shares of our common stock on the Mandatory Conversion Date. This transfer by Mr. Higginson was recorded as a capital contribution which was offset by an additional common stock issuance of an identical amount related to the shares required to be issued in accordance with the Reset Provision. Therefore, there was no net effect on stockholder’s equity.

The exercise price for the 166,666 outstanding warrants issued in connection with the Series C Convertible Preferred Stock financing was also determined on the Mandatory Conversion Date to be $18.192 per warrant share. These warrants expired unexercised on August 2, 2005.

We have granted registration rights for all shares included in our registration statement on Form SB-2 filed on April 20, 2005 and offered for resale by that prospectus, including the shares of our common stock underlying the Series C Convertible Preferred Stock. In accordance with our agreement with the selling shareholders, we are required to timely obtain and maintain effectiveness of the registration statement, or we will be liable to the selling shareholders as liquidated damages an amount equal to 0.67 of one percent of the aggregate purchase price of the Series C Convertible Preferred Stock for every 30 day period, or part thereof, that we are delinquent in meeting our registration obligations. This registration statement was declared effective by the Securities and Exchange Commission on May 4, 2005.

On August 24, 2005, we filed prospectus supplements with the Securities and Exchange Commission to incorporate into our Registration Statements on Form SB-2 our Quarterly Report on Form 10-QSB dated June 30, 2005. We have confirmed that all shareholders of Series C Convertible Preferred Stock had converted their shares by the end of the third quarter of 2005, and that all warrants related to the Series C Convertible preferred stock offering have expired. Accordingly, we do not currently plan to maintain the effectiveness of the Registration Statement on Form SB-2, filed on April 20, 2005.

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Short-Term Investments

On September 30, 2005, we held certain investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. These investments are being accounted for as “available for sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As a result, the investments are reflected at their fair value, based on quoted market prices, with unrealized gains and losses less applicable deferred income taxes, recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.

Our available-for-sale securities consist of U.S. government obligations, U.S. agency obligations and taxable municipal auction rate securities with a “BBB+” or better credit rating, and totaled approximately $534,000 as of September 30, 2005. We had no assets classified as short-term investments, available-for-sale at September 30, 2004. Due to the nature of these instruments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash upon short notice. The interest yield on marketable securities averaged 3.5% during the third quarter of 2005. There were no unrealized holding gains or losses on these available-for-sale securities as of September 30, 2005. At September 30, 2005 the estimated fair value of these securities was equal to the approximated cost. All income generated from these investments was recorded as interest income.

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

RASER TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Supplemental Cash Information

We had no cash paid for interest expense and made no income tax payments in the nine months ended September 30, 2005. We paid $2,500 for interest on a convertible debenture and made no income tax payments in the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, we had preferred stock conversions to a par value of $13,759 or 1,375,914 shares of common stock from our Series C Convertible preferred stock offering.

Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This section of our quarterly report should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, without limitation, statements concerning our expectations, beliefs or intentions regarding our ability to develop products and technologies acceptable to industry, establish and maintain relationships with licensees and other users of our technology and products and raise capital, as well as our research and development expenses, our initial customer funding, our ability to manage our expected growth and to ensure the effectiveness of our internal controls, our beliefs regarding the size of the commercial markets for our technologies, our ability to develop, test and market commercial applications of our technologies, our ability to develop prototypes incorporating our technologies for our customers and potential customers, our beliefs regarding potential efficiency improvements offered by the commercial applications of our technologies, our ability to secure and defend patents and the adequacy of our capital resources to fund operations and growth. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and under the caption “Risk Factors” of this section and elsewhere in this quarterly report.

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

Overview

We are a technology licensing company offering innovations in electromagnetic technology for both electricity-to-motion and motion-to-electricity applications. We have developed several innovations in electric motors and controllers that increase torque, power and efficiency. We call our technology developments SymetronTM and label motors and controllers enhanced by the technology as SymetronTM enhanced motors and controllers. We have also applied our technologies to alternators and generators, where the efficiency of these motion-to-electricity systems can be improved. We also intend to acquire and develop companies and technologies that are complementary to our existing technologies.

We believe our technology will have an impact in several transportation, industrial and power generation markets. Targeted transportation markets including rapidly emerging hybrid-electric vehicles, all-electric industrial traction, public transportation vehicles on wheels and rails, and recreational vehicle markets. Our first entries into transportation markets are likely to be with alternator or integrated starter-alternator technologies. Early targets for industrial market applications include heating, ventilation and air conditioning, (“HVAC”), fluid pumps and fan motors where our motor drive technology could have an impact.

Within the transportation market, we are pursuing opportunities in Alternators, Integrated Starter-Alternators, Industrial Traction Vehicles, Medium and Heavy-Duty Trucks and Automotive Hybrid Electric Vehicle Propulsion Drive Systems.

The Alternator Market is a large commodity market for mobile electric power. The consumer trend toward more comforts in transportation continues to manifest itself in sound systems, navigation systems, and other powered features that increase demand on the vehicle’s power infrastructure. Approximately 6-8% of a vehicle’s fuel is used to power its electrical system. Greater efficiency from an alternator would provide more power while producing less drag on the engine. We are developing our designs to offer value in standard alternators which comprise a large part of the market, and integrated starter-alternators (“ISAs”) for the growing mild-hybrid market. The size of the opportunity in this market is significant since approximately 75 million alternators produced globally each year, and growing at a rate of approximately 2.5% annually. The targeted ISA market is relatively new and expected to grow at a rate of approximately 70% per year for the next several years. Cost and size are the main technical differentiators in the alternator market. We believe that our SymetronTM technologies offer the possibility of smaller, less expensive alternators operating at a higher operating efficiency than current offerings.

The trend in the industrial vehicles market, which includes forklifts, is moving toward all electric vehicles in order to reduce emissions indoors, and improve vehicle economy. In the electric forklift market, over the last few years, the inverter-driven AC induction motor has clearly been established as the technology of choice due to its durability and operational economy. We believe that our high torque, high efficiency AC induction technology is ideally suited for this market. The forklift market is currently about 300,000 vehicles per year in North America alone, and is projected to grow at approximately 2.9% through 2011. We believe that our motor and motor drive technologies will offer significant benefits in this traction drive application.

In Medium and Heavy-Duty Trucks (ranging from small delivery trucks to 18-wheel big rigs), new government regulations, particularly in the United States and Europe, are driving companies to invest heavily in research and development with the goal of developing more environmentally friendly electrically-driven equipment. Sales growth, particularly in the United States in recent years, has been driven by new engines created to meet emissions regulations. For fleet owners, fuel represents a large and growing percentage of overall expenses, which has risen dramatically during the current year. Approximately 1.5 million vehicles are manufactured globally in this size range, and the market has been growing at an approximate rate of 3% per year rate for the past several years. In addition to alternators and ISAs mentioned above, we are developing our P2 drive motor for potential integration into full Electric Vehicle propulsion systems including full and strong hybrid automotive vehicles.

Hybrid Electric Vehicles are becoming increasingly popular in the United States with approximately 90,000 hybrid cars sold in 2004, and 1.5 million predicted sales by 2010. With gas prices expected to remain high, many consumers are opting for more fuel efficient cars such as hybrid vehicles. U.S. Government studies have shown that most consumers average less than 50 miles per day for their personal driving. We believe that our SymetronTM AC induction motor technologies can help to provide a solution in this market which includes a low cost, high mileage offering through a dual mode Plug-In Hybrid Electric Vehicle, (“PHEV”). We are a founding member of the Plug-In Hybrid Development Consortium, which seeks to shorten the development cycle for new hybrid automobile offerings, thereby accelerating the commercialization of dual mode PHEV technology.

In the industrial sector, Heating, Ventilating and Air Conditioning, (“HVAC”) is one of the largest end-users of AC electric motors and variable frequency drives. Commercial HVAC motors fit our target profile of applications that require variable-speed electric motors that could benefit from an increase in efficiency. The U.S. market for HVAC equipment is expected to show strong growth in both commercial and residential segments, and global growth will likely be even stronger. It is predicted that the global and the North American market for HVAC AC Variable Frequency Drives will grow at a rate of 10.1% and 7.4% respectively in the next few years. Competition in the HVAC industry centers on price and efficiency. We believe that our work on the SymetronTM motor drive technology under the United States Department of Energy grant being administered through Advanced Energy may afford us the opportunity to offer efficiency increases to existing motors in this industry.

The underlying trend in the markets discussed here is toward higher efficiency in motors, drive systems, alternators and generators; reduction in emissions from fossil fuels; higher performance levels in terms of motor torque output; and economical operation of the system from initial acquisition through the life cycle of the product. We have identified other market opportunities, and we evaluate the opportunity associated with such markets on an ongoing basis.

Risk Factors

An investment in our common stock involves a high degree of risk. Investors are encouraged to carefully consider the information under “Risk Factors” below before making an investment decision in our common stock.

Moreover, investors should carefully consider that the public trading market for our common stock is limited and our common stock has historically experienced significant volatility and our common stock is likely to experience significant price and volume fluctuations in the future. The limited trading volume of our common stock has in the past and is likely in the future, to cause the stock price to fluctuate dramatically over short periods of time. Price levels of our common stock, as with other technology companies in the past, may not bear any relation to our past or present operating results or the underlying intrinsic value of the company. As a result, an investor cannot be assured that our stock price will continue to trade at current levels, that the current levels reflect the intrinsic value of the company or that our stock price will not decline in the future.

History and background

The Company was organized under the laws of the State of Utah on July 18, 2003, as a successor to Raser Technologies, LLC, a Utah limited liability company. Effective July 22, 2003, the Company and Raser Technologies, LLC, executed an Agreement and Plan of Merger pursuant to which Raser Technologies, LLC, was merged with the Company, with the Company being the surviving entity (the “Plan”). Under the Plan, each one percent of ownership interest in Raser Technologies, LLC, was converted into 360,000 shares of common stock of the Company. As a result, following the completion of the Plan, there were 36,000,000 shares of the Company’s common stock issued and outstanding.

Under the Plan, the Company succeeded to all rights, contracts, assets and liabilities of Raser Technologies, LLC, including Raser Technologies, LLC’s U.S. patent application with respect to its SymetronTM motor system technology. For the purposes of this Quarterly Report, all references to “the Company” shall include Raser Technologies, LLC, as applicable.

Effective as of October 14, 2003, Wasatch Web Advisors, Inc., a Utah corporation (“WWA”), the Company, and the common shareholders and preferred shareholders of the Company executed an Agreement and Plan of Reorganization (the “Reorganization Agreement”), whereby WWA agreed to acquire (i) 100% of the issued and outstanding shares of common stock of the Company in exchange for 38,950,000 post-split shares of WWA’s common stock, or approximately 87% of its post-Reorganization Agreement outstanding common stock; and (ii) 100% of the issued and outstanding preferred stock of the Company in exchange for 300,000 shares of WWA’s preferred stock (the “Reorganization”). This transaction was accounted for as a reverse acquisition with the Company considered the accounting acquirer. Therefore, the financial statements reflect the historical operations of the Company and its predecessor, Raser Technologies LLC, since inception and those of the consolidated entity from the date of the reverse acquisition, October 14, 2003. In connection with this transaction, WWA also issued 540,000 shares of common stock as settlement for $270,000 of debt and 2,967,286 shares of common stock for consulting services.

Immediately after the closing, 44,756,000 post-Reorganization shares of WWA’s common stock were outstanding, along with 300,000 shares of its preferred stock. Effective as of October 14, 2003, the Company changed its name to “Raser Technologies Operating Company, Inc.” and WWA changed its name to “Raser Technologies, Inc.” As a result of the Reorganization, the Company became a wholly-owned subsidiary of WWA and WWA’s business operations became those of the Company.

On April 28, 2004, our shareholders adopted an amendment to our Articles of Incorporation to increase the number of authorized shares of capital stock from 55,000,000 shares to 105,000,000 shares of capital stock divided into 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, with rights privileges and preferences to be set by our Board of Directors.

On June 28, 2005, our shareholders adopted an amendment to our Articles of Incorporation to increase the number of authorized shares of capital stock from 105,000,000 shares to 255,000,000 shares of capital stock divided into 250,000,000 shares of common stock and 5,000,000 shares of preferred stock with rights privileges and preferences to be set by our Board of Directors.

In addition, we expect to continue to explore strategic transactions that may involve the acquisition of technologies or companies that are complementary to our existing technologies, or other arrangements that leverage synergistic opportunities and relationships. We cannot currently predict how any one or more such transactions, if consummated, would affect our future sources of revenue or our operating model.

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

Licenses of our technology to potential customers will typically result from the entry of the potential customer into our Test Demonstration Program. Our Test Demonstration Program involves four phases described as follows: (1) Paper Test – an initial indication of engineered value to the customer which is provided through our computer modeling capabilities. (2) Install Test – a customer specific demonstration of the SymetronTM advanced motor technology into a motor of the customer’s choosing. (3) System Test – an application specific installation of our technology into the customer’s product. (4) License – an agreement whereby the customer will acquire specified rights to manufacture or use the SymetronTM advanced motor technology. Many customers have joined the program, most of which are in early stages of Phase 1 or Phase 2 development. It is our intent to accelerate the progress of customers through the Test Demonstration Program during 2005. We believe that we will be delivering prototypes to customers for installation tests during the fourth quarter of 2005.

Revenue recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, as amended. Revenue recognition is more fully discussed below in Critical Accounting Policies.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand. As a result, we have incurred significant losses since our inception and had an accumulated deficit of approximately $15 million as of September 30, 2005.

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

We paid cash dividends of $19,839 and $7,536 in the nine months ended September 30, 2004 and 2005 respectively to the Series B preferred shareholders. All remaining outstanding shares of our Series B preferred stock were converted into shares of common stock during the first quarter of 2005, thereby concluding our dividend obligation related to Series B preferred stock.

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

Recognition of revenue related to engineering services will depend on whether the revenue is contingent on deliverables by us in any way. If the fee is non-refundable, we have no specific milestones to meet, and there are no required performance criteria, we recognize the revenue as the cost is incurred to complete the project on a percent of completion basis. If there are specific milestones that must be met before payment becomes due, we recognize the revenue at the completion of each milestone. Costs incurred to achieve the milestones are deferred until the recognition of the related revenue unless such costs are determined not to be recoverable. If there are specific performance criteria, revenue is recognized when the customer agrees that the specific performance criteria has been met. Costs incurred to achieve the performance criteria are deferred and recognized concurrent with the recognition of revenue unless they are determined to be unrecoverable. If the fee is entirely cost based, we recognize revenue as the cost is incurred to complete the project.

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

Valuation Allowance Against Deferred Income Taxes. Deferred income tax assets and liabilities are recorded when there is a difference between the financial reporting and tax treatment of financial transactions. We recorded a valuation allowance to offset the entire net deferred tax asset as of September 30, 2005 and December 31, 2004. The valuation allowance was recorded due to the losses incurred and the uncertainties regarding the future taxable income and recoverability of such deferred tax assets. We will continue to evaluate the estimated recoverability of deferred tax assets.

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

Results of Operations.

During the quarter ended September 30, 2005, we focused on further development of our core SymetronTM technologies, preparing for testing at independent laboratories and creating test demonstration platforms to illustrate the viability of our technologies in a system. These efforts are expected to result in shipment of prototype devices to customer laboratories for evaluation in the fourth quarter of 2005.

We continue to focus on three primary markets: transportation, industrial motors, and power generation. A brief description of our efforts in each of these markets is included below.

Transportation Market

We continued to refine and develop our possible alternator designs during the third quarter. We have built a working model for one of our potential designs which produced more electrical current at typical operating speeds than the traditional design. We anticipate shipping a prototype to the customer for testing during the fourth quarter of 2005. We believe that our alternator design would be scalable across the range of traditional transportation applications.

We believe that Integrated Starter Alternators (ISAs) will become an increasingly larger market over the coming years. ISAs offer the immediate benefit of combining the starter and the alternator in existing vehicle configurations into one device. They are also a step in the direction toward hybrid vehicles, where an electric motor can be used for limited vehicle drive functions like launch assist. We are in the process of developing ISAs for transportation applications in three general size categories: (1) less than 15KW, (2) 15 to 30KW and (3) over 30KW.

We completed Phase I of the Small Business Innovative Research grant from the U.S. Army during the third quarter. This grant was originally targeted at ISAs in the 15 to 30KW range, but was expanded during the third quarter to encompass applications over 30KW in capacity. Our final report for Phase I was delivered to the Army on schedule in August, and we anticipate government appropriations for the next step in this process during the fourth quarter of 2005. At Army discretion, these funds could be committed in the first quarter of 2006.

Development of an ISA design for the smaller, less than 15KW size range was accelerated during the third quarter. We expect to deliver a working prototype to a major automotive manufacturer during the fourth quarter to prepare for testing in their laboratory in the first quarter of 2006.

We made progress during the third quarter in expanding the control strategy for our P2 traction drive motor to encompass a full range of operation. We expect to test the motor over this full range during the first quarter of 2006 in support of our efforts to market our SymetronTM technologies.

We announced our participation as a founding member of the Advanced Hybrid Vehicle Development Consortium during the third quarter. The consortium is intended to close the gap between automotive vehicle designers and automotive suppliers in order to accelerate development and introduction of a commercially viable Plug-in Hybrid Electric Vehicle, (PHEV). We believe that our SymetronTM technology is ideally positioned to meet the needs of the PHEVs of the future.

Industrial Market

Our efforts to tailor our technology into a flexible modular (FLEXMODTM) controller design under a grant from the United States Department of Energy (“DOE”) through our partner in this effort, Advanced Energy, continued throughout the quarter. We believe that this electric motor drive technology will improve the efficiency of existing motors in a wide variety of industrial applications. We are on schedule to complete this contract during the first quarter of 2006.

In anticipation of a successful development effort, we have begun to accept paper tests for industrial applications from several commercial accounts.

Power Generation Market

We have evaluated and expect to continue to evaluate potential acquisitions in the energy sector. We believe that one of the potential synergies for us in the energy sector is the possibility of applying our SymetronTM technologies to the industrial motors in a power generation facility. Operating these motors at a higher efficiency would consume less of the power generated by the plant, resulting in more power saleable to the utility. A second expected benefit would be longer life of the motors, reducing the maintenance expense and deferring replacement cost. We also believe that our SymetronTM technologies could be applied to the power generation process itself, resulting in a more efficient process for converting motion to energy, and increasing the potential gross power output of the plant.

Other Projects

Our work in connection with our snowmobile project and our “Raser Blue” race car has provided us with significant benefits from an engineering perspective in knowledge and experience gained through operating an electric motor in a vehicle drive system. We continue to pursue funding opportunities for development of a commercially successful snowmobile project. Until such funding is available, we are concentrating our resources on areas that have greater commercial potential.

Spending

For the quarter ended September 30, 2005, our recorded net loss was $2,457,047. During the third quarter of 2005, the monthly cash expenditure rate for operations decreased to $447,000 per month, from a rate of $630,000 per month in the second quarter of 2005, and increased from $306,000 per month in the third quarter of 2004. Compared to the second quarter of 2005, the decrease reflects an annual payment for insurance premiums paid in the second quarter of 2005, increased capital spending on patent and trademark applications and a decrease in working capital. Compared to the third quarter of 2004, the increase reflects higher employment levels and increased spending for prototypes.

As a company heavily involved in research and development and without an established revenue stream, we have made use of equity based compensation in several instances to conserve cash. The nine months ended September 30, 2005 included non-cash equity based compensation expenses to employees of $1,439,419, non-cash equity based compensation of $540,075 for contracted services and non-cash equity based expense of $660,250 to settle an ownership and employment dispute with an employee. The nine months ending September 30, 2004 included non-cash equity based compensation expenses to employees of $2,610,910 and non-cash equity based compensation of $383,880 for contracted services.

On a year-to-date basis, our recorded net loss was $7,038,703. During the first nine months of 2005 the monthly cash expenditure rate for operations increased to $501,000 per month, from a rate of $246,000 for the first nine months of 2004. The year-over-year increase reflects higher employment levels and increased spending for insurance, travel, project materials, professional services and capital spending.

Financing

Our Series C Convertible Preferred Stock financing was completed during the second quarter of 2005, providing approximately $18.4 million of net proceeds. The funds will be used for general corporate purposes, including the acceleration of development, testing and commercialization of our technologies.

Our Series B Convertible Preferred Stock financing was completed during the third quarter of 2004, providing approximately $3.9 million of net proceeds. The funds were used for general corporate purposes.

Comparison of Periods Ended September 30, 2005 and 2004

Revenue

We recognized $20,000 of revenue during the third quarter of 2004 from an engineering contract. During the third quarter of 2005, we recognized $134,774 of revenue from our contract with the U.S. Department of Energy through Advanced Energy and our Small Business Innovative Research grant with the U.S. Army.

We have recognized revenue of $283,735 for the first nine months of 2005, primarily resulting from our contracts with Advanced Energy and the U.S. Army. We recognized $30,000 of revenue in the first nine months of 2004 from an engineering contract.

Our Phase I contract with the U.S. Army was completed in the third quarter of 2005, and the contract with Advanced Energy to complete work for the U.S. Department of Energy is expected to extend into 2006.

Operating expenses

Cost of sales. We reported cost of sales for the three months and nine months ended September 30, 2005 of $147,672 and $263,114 respectively. Cost of sales includes the labor, materials and overhead expenses required to perform the work on our contracts with the U.S. Army and Advanced Energy. We reported $0 cost of sales in the comparable 2004 period.

General and administrative. General and administrative expense increased from $1,540,946 in the third quarter of 2004 to $2,113,742 in the third quarter of 2005. The third quarter of 2005 includes $930,369 of expense related to a contemplated acquisition. These acquisition costs were expensed due to the uncertainty of ultimately completing the acquisition. The third quarter of 2005 included non-cash employee compensation expense of $330,119 compared to non-cash employee compensation expense of $956,328 in the year-ago quarter. Employment cost increased by $45,700 from the year ago quarter reflecting higher salaries and employment levels. Expenses related to depreciation, insurance and compliance all increased from the year ago quarter.

General and administrative expense increased from $3,763,395 in the first nine months of 2004 to $5,952,680 in the first nine months of 2005. Cash employment costs in 2005 were higher than the 2004 period by approximately $487,000. Non-cash employee compensation was $1,141,869 in the first nine months of 2005, down from $1,950,079 in the first nine months of 2004. Expense of $930,369 related to a contemplated acquisition was recognized in 2005 due to the uncertainty of completing the acquisition. The 2005 period included a non-cash equity based charge of $660,250 to settle an ownership and employment dispute. Equity based consulting service expense increased by $156,700 from 2004 to 2005. Expense associated with our participation in the trade shows in Monaco and Detroit added approximately $100,000 to our 2005 expenses. Insurance costs were higher in 2005 by approximately $229,000 compared to 2004. In addition, expenses related to depreciation, insurance and compliance all increased from 2004 to 2005.

Research and development. A significant portion of the expenditures incurred are research and development oriented. All Research and Development expenditures are being expensed in the period in which they occur. Total engineering expenses are split between Cost of Sales, and Research and Development based on the engineering effort expended and material expense incurred during the quarter.

Research and development expenses were $517,267 in the third quarter of 2005, an increase of $101,559 from the third quarter of 2004. Engineering expenses in the third quarter of 2005 included non-cash compensation expense of $145,050 compared to $203,331 in the third quarter of 2004. The increase over the year-ago quarter also reflects increased staffing levels and salary levels in our engineering organization of approximately $75,000. We spent approximately $110,000 more for development of prototypes and testing services in the third quarter of 2005 as compared to the third quarter of 2004.

Research and development expense increased from $1,240,133 in the first nine months of 2004 to $1,484,228 in the first nine months of 2005. Non-cash equity compensation expense of $297,550 was recognized in 2005, compared to $660,831 for engineering employees in the first nine months of 2004. Cash compensation increased by $326,000 driven by higher employment levels and salary increases. Professional services expenses increased by $72,000 compared to 2004. Office expenses and travel associated with the higher staffing levels increased from 2004 by $128,000. Project material expenses and product testing services were higher in the 2005 period by approximately $255,000.

Interest and other income. Interest expense in the third quarter of 2004 was $2,500 to holders of the convertible debenture. Interest income in the third quarter of 2005 was $189,172 which reflects an increase in short term investments resulting from the Series C preferred stock financing completed during the second quarter of 2005. Interest income in the third quarter of 2004 was $3,474. We also recognized a loss on the sale of securities of $1,326 and a loss on the disposal of assets in the third quarter of 2005 resulting from the disposal of obsolete computer equipment.

Interest income for the first nine months of 2005 was $379,896 compared to $3,474 in the first nine months of 2004 reflecting a higher cash balance and higher interest rates in 2005. Interest expense in the first nine months of 2004 was $203,333 reflecting a non-cash charge of $200,000 for the beneficial conversion feature on a convertible debt instrument and $3,333 of cash interest payments on that debt.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and equity investments. In 2003, we converted $270,000 of debt to 540,000 common shares. Also in 2003, the Company issued 930,000 shares of Series A preferred stock in a private offering for net proceeds of $930,000. These shares were subsequently converted into 1,550,000 shares of our common stock at approximately $0.81 per share. In June of 2004, we took on $200,000 of debt in the form of a bridge loan that was subsequently converted into 100,000 shares of common stock. Warrants associated with the bridge loan were exercised in the fourth quarter of 2004, contributing $350,000 in exchange for 100,000 shares of common stock. In the third quarter of 2004, we issued 4,240.5 shares of Series B preferred stock through a private offering for net proceeds of $3.9 million. These shares of Series B preferred stock were subsequently converted into 1,211,564 shares of common stock. The exercise of warrants associated with the Series B preferred stock contributed $43,661 in 2004, $2,195,996 in the first quarter of 2005, $758,505 in the second quarter of 2005, and $8,550 in the third quarter of 2005. In the second quarter of 2005, we issued 20,000 shares of Series C preferred stock in a private offering for net proceeds of $18.4 million. 3,568 shares of Series C preferred stock were converted into 148,666 shares of common stock during the second quarter of 2005. The remaining 16,432 shares of Series C preferred stock were converted into 903,253 shares of common stock during the third quarter of 2005.

Our operating activities consumed approximately $3.7 million and $2.1 million of cash during the nine months ended September 30, 2005 and 2004, respectively. Cash consumed by operating activities in the first nine months of 2005 consisted primarily of a net loss of $7.0 million, adjusted for $2.6 million of stock-based compensation, including stock and stock options issued for services. Investing activities consumed approximately $1.4 million in the first nine months of 2005. The use of cash in investing activities consisted of approximately $407,000 purchase of a pledged certificate of deposit to support our credit card facility, approximately $84,000 for legal work associated with the filing of patents and trademarks, and approximately $535,000 to purchase marketable securities. We purchased investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

We had capital expenditures of $437,000 in the first nine months of 2005, up from $79,000 in the first nine-months of 2004. The increase was associated with providing a new information technology infrastructure and modeling tools as well as office accommodations and testing facilities for our expanding staff.

Financing activities provided $21.8 million and $5.1 million of cash in the first nine months of 2005 and 2004, respectively. The cash provided by financing activities in the nine months ended September 30,

2005 was the result of our offering of Series C Convertible Preferred Stock that resulted in net proceeds of approximately $18.4 million and the exercise of common stock options and warrants that resulted in net proceeds of approximately $3.4 million. The cash provided by financing activities in the nine months ended September 30, 2004 was the result of the sale of Series B Convertible Preferred Stock that contributed net proceeds of approximately $3.9 million, common stock that contributed net proceeds of approximately $1.0 million and $200,000 from the issuance of convertible debentures.

The remaining outstanding shares of Series B preferred stock were converted into shares of common stock on January 20, 2005 and the final dividend was paid on that date.

As of September 30, 2005, we had stockholders’ equity of $20.4 million and $20.4 million in cash equivalents and short-term investments. As of December 31, 2004, we had stockholders’ equity of $3.0 million and $2.7 million in cash.

Balance Sheet Arrangements

As of September 30, 2005, we had no off-balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

Contractual Obligations and Commitments

We have entered into operating leases for our business facility and a testing facility. There is a provision in the business facility lease that allows for lease termination at our option without penalty on August 31, 2009. The table below summarizes our obligations pursuant to these leases assuming that all lease arrangements run to full term.

	Total	Current year	1 to 3 years	4 to 5 years	After 5 years
Operating Leases	$1,036,266	$47,001	$533,761	$229,416	$116,088

During the first quarter of 2005 we pledged a $400,000 certificate of deposit as collateral to secure a credit card purchasing arrangement to facilitate employee travel and certain purchases necessary for our business operations. As of September 30, 2005, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

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

We have limited operating experience, are not currently profitable, expect to continue to incur net losses in the near future, and may never achieve or maintain profitability. If we cannot achieve and maintain profitability, our stock price is likely to decline.

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

Since our inception, we have incurred significant net losses, including a net loss of $7,038,703 for the nine months ended September 30, 2005. As a result of ongoing operating losses, we had an accumulated deficit of $15,090,597 as of September 30, 2005. Our losses have resulted principally from research and development and general and administrative expenses associated with our operations. We expect to incur additional losses for the next several quarters. We cannot assure an investor that we will be able to successfully develop new technology or products, or if developed, that this technology or any products will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses for research and product development, manufacturing and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We are likely to need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, if at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

•	develop commercially viable technology by designing and engineering the SymetronTM motor, controller, alternator, integrated starter alternator and generator technologies for license on a commercial scale;

•	alone, or with our partners, convince our potential customers of the benefits of our technology or products, if any;

•	establish relationships with motor manufacturers, automobile manufacturers, the military, government, and other systems integrators for the license or sale of our products, if any;

•	avoid infringing and successfully defend any allegations of infringing the intellectual property rights of others;

•	defend our intellectual property from infringement by others;

•	comply with applicable governmental regulations; and

•	hire, train and retain qualified personnel.

We may be unable to successfully license our intellectual property. If we cannot successfully license our intellectual property, we will not be able to generate revenues, our stock price would decline and we may be unable to continue operating.

Our current long term business strategy is based almost entirely upon the licensing of our intellectual property, specifically SymetronTM, to electric motor, controller, alternator and generator manufacturers, suppliers and system integrators. We expect the sales cycle with respect to the license of our technology to be lengthy and there can be no assurance that we will achieve license sales in the time frames that we expect. If we are unable to successfully license our intellectual property to these businesses or others, we will be unable to generate revenues under our current business model, our stock price would likely decline, and we may be unable to continue operating or would be required to develop a new long-term business strategy.

We are currently focusing on commercialization of our technologies in the transportation, industrial and power generation markets. We cannot predict the rate at which market acceptance of our technologies will develop in these markets, if at all. Additionally, we may focus our product commercialization activities on a particular industry or industries, that may not develop as rapidly as other industries, if at all. The commercialization of our products or the licensing of our intellectual property in an industry or industries that are not developing as rapidly as other industries could harm our business, prospects, financial condition and results of operations.

We may enter into strategic transactions that result in significant cost and expense, but do not produce additional revenues.

Our success depends on our ability to execute our business strategy of licensing our intellectual property or technology to electric motor and controller manufacturers, suppliers and system integrators. Our strategy of licensing our intellectual property or technology may involve entering into strategic transactions. In executing these strategic transactions, we may expend significant financial and management resources and incur other significant costs and expenses. For example, we have incurred significant expenses in the third quarter of 2005 in connection with a strategic transaction that may not ultimately be consummated. There is no assurance that the execution of these strategic transactions will result in additional revenues. Any failure to enter into strategic transactions that lead to additional revenues could harm our business, prospects, financial condition and results of operations.

We may pursue strategic acquisitions which could have an adverse impact on our business if unsuccessful.

We may pursue the acquisition of new or complementary business or technologies. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate acquisitions, personnel or products that we may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. Furthermore, acquisitions of new or complementary businesses or technologies could also result in changes to our business or operating model. In addition, any acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of deferred stock-based compensation. We may issue company stock as consideration for acquisitions, joint ventures or other strategic transactions, and the use of common stock as purchase consideration will dilute each of our current stockholder’s interest.

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

On September 24, 2004, we consummated a preferred stock equity financing transaction in which we raised an aggregate of $4,240,500 (before aggregate offering expenses of $344,145). On April 11, 2005, we completed an additional Preferred Stock equity financing transaction in which we raised an aggregate of $20,000,000 (before aggregate expenses of the offering of $1,597,971). Our future capital needs depend on many factors, including the timing of our development efforts and the successful commercial licensing of our technologies. We will likely need to raise additional capital to further develop and market our technologies and continue our operations. If we are unable to raise capital to fund our business, we may be forced to curtail or suspend all or a material part of our business operations, in which case our stock price would likely decline.

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

Moreover, the volatility in our stock price has been exacerbated by having relatively limited trading volume, which can cause significant price movements in our stock price to result from even modest volumes of trading activity. As such, we cannot assure you that our stock price will continue to trade at current price levels in the future or that recent price levels reflect the intrinsic value of the company. In addition, following periods of volatility in the market price of a company’s securities, a company can face increased risk that securities litigation or governmental investigations or enforcement proceedings may be instituted against it. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation. As a result, before making an investment decision in our common stock, investors are urged to consider carefully the risks associated with investing in a stock like ours that has experienced recent price and volume volatility and is likely to continue to experience significant such volatility in the future.

The listing of our shares of common stock on ArcaEx may result in increased trading volume volatility with respect to our common stock, which may cause a decrease in our stock price.

Throughout the third quarter of 2005, our common stock traded on the Over the Counter Bulletin Board. On November 3, 2005, shares of our common stock began trading on ArcaEx, under the ticker symbol of “RZ.” Prior to the listing of our common stock on ArcaEx, there had been a limited public market for our common stock. The listing of our common stock on ArcaEx may result in increased trading volume volatility with respect to our shares of common stock. Increased trading volume volatility with respect to our shares of common stock may cause greater volatility in our stock price, which may result in a lower market price for our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

If we fail to comply with ArcaEx listing standards and maintain our listing on ArcaEx, our business could be materially harmed and our stock price could decline.

In October of 2005 we received approval to list shares of our common stock on ArcaEx and on November 3, 2005, shares of our common stock began trading on ArcaEx. Pursuant to the Sarbanes-Oxley Act of 2002, national securities exchanges, including ArcaEx, have adopted more stringent listing requirements. Even though we have been approved to list shares of common stock on ArcaEx, we cannot assure you that we will be able to maintain our compliance with all of the listing standards of ArcaEx, or that we will be able to maintain our listing on ArcaEx. Any failure by us to maintain our listing on ArcaEx could materially harm our business and cause our stock price to decline.

If we are unable to effectively and efficiently maintain our controls and procedures to avoid deficiencies, there could be a material adverse effect on our operations or financial results.

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

While the unrecorded transactions and disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in our annual report on Form 10-KSB for 2004, the deficiencies, if not addressed, could result in accounting errors and cause future restatements of our financial statements. In order to address these deficiencies, we are improving our internal control over financial reporting and disclosure controls and procedures. While we are committed to addressing these deficiencies by improving our controls and procedures, we cannot assure you that we will be able to successfully implement the revised controls and procedures or that our revised controls and procedures will be effective in remedying all of the identified deficiencies. The implementation of these improvements may not be successfully completed in a timely manner or at all, and unanticipated factors may hinder the effectiveness of these improvements. If we fail to adequately address these deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, these deficiencies could prevent us from releasing our financial information and Securities and Exchange reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to, our financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain the adequacy of our internal control over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also subject us to a risk of delisting by a national exchange and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are deploying new technology and, to date we have not yet commercially licensed our technology and we may not be able to successfully develop other technology.

Our SymetronTM technology is new and commercially unproven. We are still in the early stages of commercializing our technology in automotive, industrial and military applications. Our technology has not yet been durability tested for long-term applications and we can provide no assurance that it will prove suitable for our target market segments. Our potential product applications require significant and lengthy product development efforts, and to date, we have not developed any commercially available products. During our product development process, we may experience technological issues that we may be unable to overcome. Because of these uncertainties, none of our potential technology may be commercially licensed. If we are not able to successfully license our technology, we will be unable to generate revenue or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our technology to obtain licensing revenue and achieve profitability.

Even if our technology is a technical success, we may not successfully develop licensing arrangements with potential customers or commercially viable products on a timely basis, if at all. It may be years before our technology is proven viable for our target market segments, if at all, and even longer before we have licensing arrangements in place. Superior competitive technologies may be introduced or potential customer needs may change resulting in our technology or products being unsuitable for commercialization. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new technology into the marketplace that we are able to successfully commercialize. If we are unable to cost effectively achieve commercial acceptance of our technology, our business will be materially and adversely affected. Even if our potential technology achieves commercial acceptance, the size of the potential markets for our technology may prove to be insufficient to permit us to generate significant revenue or achieve profitability.

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

The market for electric motors and motor controllers is intensely competitive. We believe our potential technology will face significant competition from existing manufacturers in our current target markets, including motor, controller, alternator, generator and transportation vehicle manufacturers. We may also face significant competition from our future partners. If our potential partners improve or develop technology that competes directly with our technology, our business would be harmed. We also face numerous challenges associated with overcoming the following:

•	Our competitors, as well as our potential partners, may have access to substantially greater financial, engineering, manufacturing and other resources than we do, which may enable them to react more effectively to new market opportunities.

•	Many of our competitors and potential partners have greater name recognition and market presence than we do, which may allow them to market themselves more effectively to new customers or partners.

•	Our potential partners may have better access to information regarding their own manufacturing processes, which may enable them to develop products that can be more easily incorporated into the partners’ products.

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

In the past, compliance with these requirements have made it difficult to establish an active, liquid trading market in our common stock, and you may have difficulty selling your shares. Historically, the public market for our common stock has been very limited. For example, the average reported volume of trading in our common stock over the July through September period was approximately 70,000 shares per day.

Throughout the third quarter of 2005, our common stock traded on the Over the Counter Bulletin Board (OTC:BB). In October of 2005 we received approval to list shares of our common stock on ArcaEx, and on November 3, 2005 shares of our common stock began trading on that exchange under the ticker symbol of RZ. We cannot predict that an active, liquid trading market will develop or that the market will be able to sustain transactions by larger institutional investors. Accordingly, investors may have difficulty accumulating a significant position in our stock or in selling a substantial number of shares in a short period of time.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. Approximately 42 million shares of Rule 144 stock passed the one year restriction under Rule 144 in the fourth quarter of 2004 and will pass the two year restriction under rule 144 in the fourth quarter of 2005. As holders of these restricted shares file with the Securities and Exchange Commission to have the legends removed from their common stock certificates in accordance with Rule 144, the filings are reported as insiders preparing to sell shares, regardless of the inside knowledge of the shareholder and regardless of their intention. Approximately 9.4 million shares were free of restrictive legend as of November 1, 2005, up from approximately 2.2 million in the third quarter of 2004 and approximately 3.8 million at the end of 2004. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

Any additional financing that we choose to undertake may be completed through the issuance of additional shares that would be dilutive to current common shareholders. The dilutive effect of such a financing may cause our stock price to decline.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

During the quarter ended September 30, 2005, we have continued to take steps to increase staffing in the financial management area and to enlist additional consulting support in order to improve our financial control capabilities. Additionally, we have continued to improve the supervision and training of our accounting staff and have created periodic closing controls in order to strengthen our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 11, 2005, we issued 20,000 shares of Series C Convertible Preferred Stock (the “Shares”) to 3 investors in exchange for aggregate gross proceeds of $20,000,000. Pursuant to the Certificate of Designation of the Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (the “Certificate of Designation”), the Shares are convertible into shares of our common stock. On May 4, 2005, Kings Road Investments, one of the purchasers of the Shares, converted 648 Shares into 27,000 shares of our common stock pursuant to the Certificate of Designation. On May 4, 2005, Portside Growth & Opportunity Fund, another of the purchasers of the Shares, converted 600 Shares into 25,000 shares of our common stock pursuant to the Certificate of Designation. On May 6, 2005, Kings Road Investments converted 600 Shares into 25,000 shares of our common stock pursuant to the Certificate of Designation. On May 9, 2005, Portside Growth & Opportunity Fund converted 400 Shares into 16,666 shares of our common stock pursuant to the Certificate of Designation. On June 16, 2005, Kings Road Investments converted 1,320 Shares into 55,000 shares of our common stock pursuant to the Certificate of Designation. On July 3, 2005, the Mandatory Conversion Date, Kings Road Investments converted 15,432 Shares into 848,284 shares of our common stock pursuant to the Certificate of Designation. On July 3, 2004, SRG Capital, another of the purchasers of the Shares, converted 1,000 Shares into 54,969 shares of our common stock pursuant to the Certificate of Designation. The shares of our common stock issued upon conversion of the Shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

On August 17, 2005, we issued 25,000 shares of common stock to William Dwyer, our Chief Financial Officer, pursuant to the At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement by and between the Company and Mr. Dwyer dated as of July 8, 2004 and amended on July 29, 2005. The Company believes that this issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 5.	Other Information.

On July 14, 2005, the Company entered into an Amended Restricted Stock Grant Agreement (the “Ritter Amendment”) by and between the Company and John C. Ritter, amending the Restricted Stock Grant Agreement dated as of February 23, 2004 by and between the Company and Mr. Ritter (the “Ritter Agreement”). The Ritter Amendment provides for the delay of vesting of 62,500 shares of the Company’s common stock to be issued to Mr. Ritter pursuant to the Ritter Agreement (the “Ritter Shares”) until August 1, 2005.

On July 29, 2005, the Company entered into an Amended Restricted Stock Grant Agreement (the “Ritter Amendment”) by and between the Company and John C. Ritter, amending the Restricted Stock Grant Agreement dated as of February 23, 2004 by and between the Company and Mr. Ritter (the “Ritter Agreement”). The Ritter Amendment provides for the delay of vesting of 250,000 shares of the Company’s common stock to be issued to Mr. Ritter pursuant to the Ritter Agreement (the “Ritter Shares”) until the earlier of a secondary offering by the Company or February 1, 2006. The Ritter Amendment further provides that if vesting of the Ritter Shares does not occur until February 1, 2006, “net shares” would be issued to Mr. Ritter. In the event of a net share issuance pursuant to the Ritter Agreement, the Company would withhold shares from Mr. Ritter’s grant equivalent to the value of Mr. Ritter’s tax liability arising from the vesting, and payroll taxes on Mr. Ritter’s grant would then be paid by the Company. If vesting does occur in connection with a secondary offering by the Company, the Ritter Amendment provides that Mr. Ritter will have the right to include up to 300,000 shares in the Company’s secondary offering. The foregoing description of the Ritter Amendment does not purport to be complete and is qualified in its entirety by reference to the Ritter Amendment, a copy of which is filed as an exhibit hereto and is hereby incorporated herein by reference.

On July 29, 2005, the Company entered into an Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement (the “Dwyer Amendment”) by and between the Company and William Dwyer, amending the At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement, effective as of August 1, 2004 by and between the Company and Mr. Dwyer (the “Dwyer Agreement”). The Dwyer Amendment provides for the delay of vesting of 75,000 shares of the Company’s common stock to be issued to Mr. Dwyer pursuant to the Dwyer Agreement (the “Dwyer Shares”) until the earlier of a secondary offering by the Company or February 1, 2006. The Dwyer Amendment further provides that if vesting of the Dwyer Shares does not occur until February 1, 2006, “net shares” would be issued to Mr. Dwyer. In the event of a net share issuance pursuant to the Dwyer Agreement, the Company would withhold shares from Mr. Dwyer’s grant equivalent to the value of Mr. Dwyer’s tax liability arising from the vesting, and payroll taxes on Mr. Dwyer’s grant would then be paid by the Company. If vesting does occur in connection with a secondary offering by the Company, the Dwyer Amendment provides that Mr. Dwyer will have the right to include up to 100,000 shares in the Company’s secondary offering. The foregoing description of the Dwyer Amendment does not purport to be complete and is qualified in its entirety by reference to the Dwyer Amendment, a copy of which is filed as an exhibit hereto and is hereby incorporated herein by reference.

On July 29, 2005, the Company entered into an Amended Restricted Stock Grant Agreement (the “Fehr Amendment”) by and between the Company and Timothy D. Fehr, amending the Restricted Stock Grant Agreement dated as of February 25, 2004 by and between the Company and Mr. Fehr (the “Fehr Agreement”). The Fehr Amendment provides for the delay of vesting of 100,000 shares of the Company’s common stock to be issued to Mr. Fehr pursuant to the Fehr Agreement (the “Fehr Shares”) until specified dates in February and March of 2006, specifically 25,000 shares on February 8, 2006, 25,000 shares on February 15, 2006, 25,000 shares on March 8, 2006 and 25,000 shares on March 15, 2006.

On October 17, 2005, we announced the signing of a Cooperative Research and Development Agreement with the U.S. Army’s National Automotive Center and their Tank Automotive Research Development and Engineering Center to collaborate in the application of electromagnetic technologies to military systems.

On October 26, 2005, we announced the receipt of approval to list our shares of common stock on ArcaEx. On November 3, 2005, the Company’s common stock began trading under the new ticker symbol: “RZ.” ArcaEx has two tiers of listing criteria which they refer to as Tier 1 and Tier 2. The Company is being listed as a Tier 1 company which means that the listing of our common stock qualifies us as being listed on a national exchange. A national exchange listing is a significant step for us as we work toward expanding our investor base because many fund managers that are prohibited from owning Over the Counter Bulletin Board Stocks can now consider an investment in our Company by virtue of this national exchange listing. For additional information regarding the listing of our common stock on ArcaEx, please see the factors set forth under the caption “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-QSB.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Description of Document
2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

3.1BC	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2H	Amended and Restated Bylaws of the Registrant.

3.3N	Amended and Restated Articles of Incorporation of the Registrant

4.1H	Specimen Common Stock Certificate.

4.2D	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3H	Form of Debenture.

4.4K	Form of Warrant

4.5K	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

4.6K	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

10.1E	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2F	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3G	Amended and Restated 2004 Long Term Incentive Plan.

10.4H	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5I	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6I	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7I	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8J	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.9K	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.10L	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

10.11M	Lease Agreement by and between the registrant and EsNET Properties L.C., effective as of March 11, 2005.

10.12	Second Amended Restricted Stock Grant Agreement dated July 12, 2005 by and between the registrant and John C. Ritter.

10.13	Third Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and John C. Ritter.

10.14	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated July 29, 2005 by and between the registrant and William Dwyer.

10.15	Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and Timothy D. Fehr.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit Number	Description of Document
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

C	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

D	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

E	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

F	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

G	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

H	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.

I	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.

J	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.

K	Incorporated by reference to Exhibit 4.4, Exhibit 4.5, Exhibit 4.6 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on April 7, 2005.

L	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 5, 2005.

M	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 24, 2005.

N	Incorporated by reference to Exhibit 3.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 8, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC.
(Registrant)

November 14, 2005	/s/ Brent M. Cook
(Date)	Brent M. Cook,
Chief Executive Officer and Director

November 14, 2005	/s/ William Dwyer
(Date)	William Dwyer,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

3.1BC	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2H	Amended and Restated Bylaws of the Registrant.

3.3N	Amended and Restated Articles of Incorporation of the Registrant

4.1H	Specimen Common Stock Certificate.

4.2D	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3H	Form of Debenture.

4.4K	Form of Warrant

4.5K	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

4.6K	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

10.1E	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2F	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3G	Amended and Restated 2004 Long Term Incentive Plan.

10.4H	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5I	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6I	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7I	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8J	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.9K	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.10L	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

10.11M	Lease Agreement by and between the registrant and EsNET Properties L.C., effective as of March 11, 2005.

10.12	Second Amended Restricted Stock Grant Agreement dated July 12, 2005 by and between the registrant and John C. Ritter.

10.13	Third Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and John C. Ritter.

10.14	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated July 29, 2005 by and between the registrant and William Dwyer.

10.15	Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and Timothy D. Fehr.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit Number	Description of Document
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

C	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

D	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

E	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

F	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

G	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

H	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.

I	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.

J	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.

K	Incorporated by reference to Exhibit 4.4, Exhibit 4.5, Exhibit 4.6 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on April 7, 2005.

L	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 5, 2005.

M	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 24, 2005.

N	Incorporated by reference to Exhibit 3.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 8, 2005.