Form 10KSB
period 2005-12-31
RASER TECHNOLOGIES INC
filed 2006-04-14
CIK 1103078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-30657

RASER TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Utah	87-0638510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5152 North Edgewood Drive, Suite. 375, Provo, UT	84604
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 765-1200

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

$0.01 par value common stock

$0.01 par value Series B preferred stock

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”):    Yes  ☐    No  ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $331,735.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based upon the closing of the issuer’s common stock on February 21, 2006 as reported on ArcaEx, was approximately $262 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the issuer have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant’s common stock as of February 21, 2006 was 50,441,255 shares.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THE “MANAGEMENT’S DISCUSSION AND ANALYSIS” SECTION IN PART II, ITEM 6 OF THIS REPORT, AND OTHER MATERIALS ACCOMPANYING THIS ANNUAL REPORT ON FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO OUR FUTURE PLANS, OBJECTIVES, EXPECTATIONS, INTENTIONS AND FINANCIAL PERFORMANCE AND THE ASSUMPTIONS THAT UNDERLIE THESE STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING THE FOLLOWING: PERFORMANCE AND EFFICIENCY OF OUR TECHNOLOGY; OUR EXPECTATIONS REGARDING PRODUCT DEVELOPMENT; ABILITY TO LICENSE OUR TECHNOLOGY; OUR EXPECTATIONS REGARDING OPERATING EXPENSES; OUR EXPECTATIONS REGARDING TECHNOLOGY LICENSE TERMS; RESEARCH AND DEVELOPMENT CAPABILITIES; OUR EXPECTATIONS CONCERNING RELATIONSHIPS WITH MANUFACTUERS, DISTRIBUTORS, AND RESELLERS; ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY; OUR CORPORATE STRATEGY; OUR EXEPCTATIONS REGARDING REVENUES FROM LICENSING FEES AND ROYALTY PAYMENTS; LEVELS OF CAPITAL EXPENDITURES; OUR EXPECTATIONS REGARDING GOVERNMENT REGULATION; COMMERCIAL ACCEPTANCE OF OUR TECHNOLOGY; STAFFING AND EXPENSE LEVELS; OUR EXPECTATIONS REGARDING THE PROPOSED ACQUISITION OF AMP RESOURCES, LLC; AND ADEQUACY OF OUR CAPITAL RESOURCES TO FUND OPERATIONS AND GROWTH. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE STATEMENTS. FOR A DETAILED DISCUSSION OF THESE RISKS AND UNCERTAINTIES, SEE THE “RISK FACTORS” SECTION IN PART II, ITEM 6 OF THIS ANNUAL REPORT ON FORM 10-KSB. RASER TECHNOLOGIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-KSB.

ITEM 1. Description of Business

Overview

Raser Technologies, Inc., a Utah corporation (“Raser” and the “Company”) is a technology licensing company that develops and licenses advanced electric motor, electronic motor drive, power generation and related technologies. Our portfolio of electromagnetic technologies apply to both electricity-to-motion and motion-to-electricity applications and include alternating current (AC) induction motors, controllers, alternators, integrated starter alternators and generators along with other electromagnetic technologies in early stages of development. We offer our potential customers an opportunity to improve the performance of their systems through relatively minor changes to their existing mechanical systems and control strategies. Our technology also affords our potential customers the opportunity to bring new products to market that had previously been uneconomic. We continually search for new technologies to add to our intellectual property portfolio through our research and development efforts, partnerships and acquisitions.

We have developed several innovations in electric motors and controllers that increase torque, power and efficiency. We call our family of technology developments Raser SymetronTM and label motors enhanced by the technology as Symetron enhanced motors. We have also applied our technologies to alternators and generators, where the efficiency of these motion-to-electricity systems can be improved. We believe our technology will have an impact in several transportation product categories, including rapidly emerging hybrid-electric vehicles, all-electric industrial traction, public transportation vehicles on wheels and rails, and recreational vehicle markets.

We are focused on a long-term strategy of targeting those markets that could significantly benefit from the Raser Symetron family of technologies. We have segmented our technologies and sales efforts to focus on three target markets:

1)	Transportation (including automotive, trains, trucks, buses, alternators, and integrated starter alternator (ISA)

2)	Industrial (including Heating, Ventilation & Air Conditioning, (HVAC), pumps, fans, conveyors, and industrial motors)

3)	Power Generation (including generators and power plant auxiliary equipment)

We plan to license our technologies to motor and controller manufacturers, automobile suppliers, the military, government, electric utilities, and other systems integrators. In addition to charging a license fee for disclosure and use of our technology, we anticipate receiving royalty payments for each device produced or kilowatt generated using our technology. We may also choose to arrange for contract manufacturing of our products for specific market segments in order to accelerate the adoption of SymetronTM technology.

To date, the U.S. Patent and Trademark Office has issued one patent to us in the area of resonant motor technology, U.S. Patent No. 6,847,186, and we have received a notice of allowance and have paid the issue fee in each of four pending applications.. In addition to these four, we have eight U.S. and five international patent applications which further define and develop the concepts of our core SymetronTM technologies.

On January 19, 2006 we announced that we have entered into a definitive agreement to acquire Amp Resources, LLC (Amp Resources), a privately held limited liability company with technologies focused on power generation. Amp Resources is a technology licensing and development company focused on commercialization of geothermal and waste-heat energy resources. Amp Resources has proprietary solutions based on a patented heat transfer technology for generating electricity from zero-emission and other “green” energy resources. We anticipate that this transaction will close during the second quarter of 2006. We believe that the combination of Raser and Amp Resources will:

•	Accelerate the adoption of Raser SymetronTM technologies by industrial and power generation companies through demonstrated performance improvements in operating facilities;

•	Combine two complementary green energy technologies, providing a compelling value proposition for utilities seeking renewable energy sources;

•	Improve the underlying returns of geothermal resources under development as well as those being considered for future development, and

•	Accelerate the development of waste heat power projects.

Raser was formed on July 18, 2003 and organized under the laws of the State of Utah as a successor to Raser Technologies, LLC, a Utah limited liability company formed on October 28, 2002. On October 28, 2003, the company went public through a reverse merger with Wasatch Web Advisors, Inc. Raser currently has 250,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized.

Risk Factors

An investment in our common stock involves a high degree of risk. Investors are encouraged to carefully consider the information under “Risk Factors” below before making an investment decision in our common stock.

Moreover, investors should carefully consider that the public trading market for our common stock is limited and our common stock has recently experienced significant volatility and is likely to experience significant price and volume fluctuations in the future. The limited trading volume of our common stock has in the past and is likely in the future, to cause the stock price to fluctuate dramatically over short periods of time. Price levels of our common stock, as with other technology companies in the past, may not bear any relation to our past or present operating results or the underlying intrinsic value of the company. As a result, we cannot assure an investor that our stock price will continue to trade at current levels, that the current levels reflect the intrinsic value of the company or that our stock price will not decline in the future.

Industry Overview

We are focused on a long-term strategy of targeting those markets that could significantly benefit from the Raser Symetron™ family of technologies. We have segmented our technologies and sales efforts to focus on three target markets as indicated above; Transportation, Industrial and Power Generation.

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

The transportation industry is responding with incremental moves to create more fuel efficient vehicles and an emerging trend toward hybrid-electric vehicles. There is a move toward size reduction of vehicle systems in order to generate primary and secondary weight savings which can provide greater passenger comfort or fuel savings. A desire for higher power density, more torque from a lighter weight motor system, is a common goal for a vehicle’s drive train.

As automakers and system integrators began applying electric motors to vehicles, they found that the standard industrial electric motors available at the time lacked sufficient power for launch assist and acceleration. Stimulated by this movement toward electric vehicles, several companies have begun to adopt permanent magnet motor designs in order to obtain improved performance in spite of higher manufacturing cost, scarce raw materials and worrisome failure modes.

Some recent introductions of hybrid-electric vehicles include the following:

•	The 2007 Saturn Vue Green Line Hybrid,

•	The 2008 Chevrolet Tahoe Two-mode Hybrid,

•	The 2007 Lexus GS 450h Hybrid Luxury Sedan,

•	The 2006 Chevrolet Silverado 1500,

•	The 2006 Ford Escape Hybrid,

•	The 2006 GMC Sierra 1500 Hybrid Pickup,

•	The 2006 Honda Accord mid-sized Hybrid Sedan,

•	The 2006 Honda Civic Hybrid Sedan,

•	The 2006 Honda Insight Hybrid Coupe,

•	The 2006 Lexus 400h Hybrid Sport Utility Vehicle,

•	The 2006 Mercury Mariner Hybrid Sport Utility Vehicle,

•	The 2007 Toyota Camry Hybrid Sedan,

•	The 2007 Toyota Highlander Hybrid Sport Utility Vehicle,

•	The 2006 Toyota Prius Hybrid Sedan Hatchback.

The consumer trend toward more comforts in transportation continues to manifest itself in sound systems, navigation systems and other powered features that increase demand on the vehicle’s power infrastructure. Greater efficiency from an alternator is a goal consistent with a need for more power while producing less drag on the engine. Consistent with the trend toward viewing vehicles as power sources, General Motors has announced the Chevrolet Tahoe and GMC Yukon Two-mode Hybrids for the 2008 model year. The two-mode hybrid system features two modes optimized for city and highway driving. The vehicle can operate in three ways: electric power only, engine power only or in any combination of engine and electric power. The 2007 Saturn Vue Green Line Hybrid features a unique electric motor/generator which replaces the alternator and is capable of 115lb-ft (156 Nm) of auto-start torque.

The Toyota Tacoma and several GM trucks now come with a low-amperage “power outlet” that allows the truck to serve as a power generator for power tools, reflecting a desire for mobile power by certain consumer groups.

Several automotive companies have reduced their research and development capabilities, in a trend that leads them to rely increasingly on their suppliers for product and process innovations.

Public Transportation.

Governments have accelerated efforts to provide clean and cost-effective solutions to public transportation (buses, trolleybuses, rail systems and water ferries), with several entities turning to hybrid electric or all electric public transportation systems. This trend can be seen in municipal electric rail systems and hybrid electric buses saving not only fuel consumption, but reducing pollution emissions, maintenance and operating costs. Rail transportation that currently uses Direct Current (DC) electric motors are converting to AC electric motors and could benefit from a more efficient electric motor drive system. Electric vehicles for public transportation meet the need to reduce urban congestion while reducing air and noise pollution. There are nearly 380 GM hybrid-equipped buses operating in 29 cities in the U.S. and Canada. For 2006, GM started the year with 216 hybrid buses scheduled for delivery to six U.S. cities.

There is an emerging trend in this market to redesign the traditional bus to take advantage of an all electric drive train as opposed to the traditional internal combustion engine and its traditional drive train.

Industrial Vehicles.

The trend in the industrial vehicles industry, which includes fork trucks, earth-moving and construction equipment, is to move toward all electric vehicles in order to reduce the fumes and heat generated by vehicles that frequently operate in confined spaces and in close proximity to people. A constraint on the advancement of electric vehicles is the size and weight of the power storage (battery) systems required to provide the power and range desired for effective operation of the vehicles. A need for higher torque and more efficient motors is evident.

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

Military.

As the military transforms itself into a lighter weight, more mobile fighting force, the need for compact, highly efficient power consumption and power generation will be critical. Military wheeled vehicles are trending toward hybrid electrical power systems that will allow for extended operation without the noise of an internal combustion engine, and the ability to generate power directly from the engine using an ISA. The advantages of this system to the military include a more effective rapid deployment force as the need to transport separate power generation units is diminished. In essence, the military vehicle not only maintains its primary function, but also becomes a “rolling generator.” Military programs for which ISA technology may be considered include the High Mobility Multiple Wheeled Vehicle, (HMMWV or “Hummer”) and the Family of Medium Tactical Vehicles, (FMTV) and other multi-wheeled vehicles in the Future Combat System.

The Navy is also moving to more electric motors for on-board systems ranging from propulsion to targeting systems. Additional power requirements are being driven by the increasingly electronic Navy and the air-conditioning needs for their electronic equipment cabinets.

Heating, Ventilation and Air Conditioning.

Federal regulations require the creation and maintenance of efficiency standards for heating and cooling of residential homes. The minimum efficiency requirements for residential heating and cooling equipment manufactured in the U.S. after January 26, 2006 have been increased for the first time in ten years. Variable speed commercial heating, ventilation and air conditioning motors fit our target profile of electromagnetic devices that have high electric loads and could benefit from an increase in efficiency. Obviously, businesses are interested in reducing their energy consumption expense, and utilities have been offering rebates for the installation of energy saving technologies that can impact their peak load requirements. We expect this trend to continue.

Aerospace.

There are several ground applications in the aerospace industry that can benefit from clean, efficient electric power, ranging from support equipment to nose wheel drive applications on the aircraft themselves. The trend toward electric drive on the ground is being driven by the economics of electric power compared to high fuel costs and cleaner air from reduced emissions in the airport areas.

Power Generation.

Electric utilities continue to improve the efficiencies of their systems, while encouraging the efficient use of power in homes and industries. Small improvements in efficiency for converting heat or motion to electrical energy are relentlessly pursued by power companies as they strain to satisfy growing demand without adding the huge incremental capacity of a new plant. Renewable portfolio standards imposed by many states require public utilities to obtain a portion of their power supply from renewable energy sources which include solar, wind and geothermal energy sources. An attractive way for utilities to meet this requirement is through geothermal power resources that provide a reliable around the clock base load power supply in contrast to wind and solar sources which have obvious limitations.

Industry Summary.

The underlying trend in the industries discussed above is toward higher efficiency in motors, alternators and generators; reduction in emissions for fossil fuels; higher performance levels in terms of torque output from a given weight or volume motor; and economical operation of the system from initial acquisition through the life cycle of the product.

The Raser SymetronTM Solution

Raser SymetronTM Enhanced Electronic Motor Drive Technologies

We have developed innovations in AC induction motor design and control methods which allow for operation with increased efficiency. This efficiency improvement increases the motor’s continuous power rating as well as decreases power consumption during periods of high torque output in a motor that uses conventional materials and manufacturing processes. In mobile applications, higher torque will improve the responsiveness of the vehicle while the added efficiency extends the battery life and consequently the range of operation.

We believe our SymetronTM technologies are scalable and will apply to typical axial (cylindrical length greater than diameter) as well as pancake (cylindrical diameter greater than length) shaped motors. We have also applied our concepts to alternators and generators, and have observed increases in efficiency which we believe can address needs in a number of markets.

Raser management believes that these innovations have four major benefits:

•	For a comparable power output, SymetronTM enhanced drive systems can be smaller and lighter, providing a higher power density.

•	The performance characteristics of SymetronTM advanced motor technology make it a good candidate for hybrid electric vehicle applications where high torque is needed for vehicle launch assist, hill climb and rapid acceleration.

•	Standard components and simplicity of design suggest that the estimated production costs for a SymetronTM enhanced motor and controller are anticipated to be equal to or less than those of competing motors and controllers for a given power output.

•	Use of SymetronTM advanced motor technology may result in energy savings and consequently range extension in battery powered applications due to its greater efficiencies at higher loads in intermittent torque applications.

Motor Programs and Their Applications

Axial Motor: The axial motor is an AC Induction motor packaged in an axial shape (a cylinder with length greater than diameter). We have developed and tested proprietary and patented technology for both the motor and its controller. Acting in concert with our controller, the SymetronTM enhanced motor can deliver improved continuous and intermittent or peak torque, at excellent efficiencies. The target applications for these motor systems are traction drive systems with high continuous and intermittent peak torque requirements. Target markets include hybrid-electric bus and truck motors, delivery trucks, industrial traction, elevators, and compressor motors for HVAC applications.

Pancake Motor: The pancake motor is an AC induction motor packaged in a pancake shape (a cylinder with diameter greater than length). In this series of motors, the technology of the axial motor type acts in concert with pancake design features to produce a very high torque motor with a versatile shape that can be applied to many hybrid-vehicle applications. We believe that our pancake shaped AC induction motor can deliver comparable performance to that of the best state-of-the-art permanent magnet motor, yet has the economy, durability and scalability of an AC motor design, which we believe to be an advantage for mass production and broad application. The target applications for the AC pancake design include traction drives such as integrated transaxle assemblies, hub, and direct drive fuel cell vehicles. Target markets include hybrid electric automobiles, trucks, industrial traction, and some industrial applications.

Alternators: We are currently testing the application of advanced technology to alternators for automobiles, trucks, buses and other vehicles through a test demonstration program with a leading manufacturer of truck alternators. Our engineers have developed a unique design, which we expect to deliver more power out of an alternator by operating more efficiently electrically and magnetically than current state-of the-art products. The target market for this technology is the transportation market.

Integrated Starter Alternators: We are currently investigating the application of our technology to integrated starter alternators. The ISA is the combination of two devices, the starter motor and the alternator or generator designed for hybrid integration in a truck or automobile. We plan to apply our pancake AC induction motor technology together with our advanced alternator design to create an ISA. This combination can deliver a unique AC device designed for integration with an internal combustion engine and advanced drive train for mild to medium hybrid vehicle applications. Mild hybrids such as the General Motors Sierra truck reduce fuel consumption by turning off the engine during idle and stops, and provide a source of AC onboard mobile power generation, ideal for electric tools used by contractors. Medium hybrids use a more powerful ISA to add launch assist for low speed assisted acceleration, further reducing fuel consumption. Target markets include hybrid electric automobiles, trucks, buses, and military vehicles.

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

SymetronTM value proposition

As we approach licensing discussions with our potential customers, it will be critical to understand the value that SymetronTM technologies bring to a given product family and the manufacturer. The value will obviously vary with the application, but several core principles are expected to transcend multiple markets. The SymetronTM value proposition includes:

•	Improved performance, added features and economy of operation for vehicle operators,

•	Reliable and proven AC induction production methods for manufacturers that are scalable over a wide range,

•	Quiet and clean operation of vehicles for sustainable growth of our cities and recreational areas, and

•	Cost effective increases in power generating capacity through efficiency gains.

Business Strategy

Our objective is to achieve significant market penetration in the industries where a SymetronTM enhanced system can add value, increase profitability and serve as a strategic differentiator for our potential customers. We are pursuing this objective through the following strategies:

•	Establish strong intellectual property rights. Our licensing strategy requires that we establish and maintain clear intellectual property rights to protect the investment of our shareholders and the investment of our potential customers. We have enlisted the support of intellectual property lawyers with global experience to support us in this effort.

•	Establish close relationships with product designers. With the substantial performance improvements that are possible through SymetronTM enhanced systems, it is imperative that we incorporate the improvements into product designs to maximize the long-term value of the technologies.

•	Establish mutually beneficial relationships with motor and controller manufacturers. Our key licenses will be with manufacturers of SymetronTM enhanced products. We also believe that equipment manufacturers who experience a successful launch in one market will naturally want to adopt the technologies in adjacent markets.

•	Continue to develop new technologies. We believe that there are many more innovations that can be realized in the field of rotating electromagnetic technology. A key to our long-term strategy is developing, protecting and commercializing these future innovations.

•	Acquire companies with compelling technologies or market positions. We believe that the acquisition of complementary technologies will enhance shareholder value when combined with our technology licensing business model. Additionally, we may pursue acquisition strategies where they accelerate the introduction, demonstration and widespread adoption of Raser SymetronTM technologies.

•	Create demonstration prototypes. We believe that demonstrating the technology in a variety of product applications is the best way to solidify customer and consumer demand for the SymetronTM family of technologies.

•	Create an awareness of SymetronTM technology potential in government agencies. We believe that government initiatives serve to accelerate the adoption of new technologies like those that we offer. Creating an awareness of the possibilities offered by our technology can lead to opportunities to develop, demonstrate and implement our technologies in important new programs.

•	Maintain a competitive cost structure. We maintain the research and development capabilities along with the infrastructure necessary to research, develop and deliver valuable rotating electromagnetic technology prototypes to our potential customers on a timely and reliable basis. We maintain a small administrative staff and outsource non-core functions to minimize corporate expenses.

Key Relationships

Original Equipment Manufacturer, and Motor and Controller Manufacturer Relationships. We have contacted and are in discussions with several OEM and motor and controller manufacturing companies in the United States, Europe and in Asia. It is our practice to disclose the details of our innovations to a manufacturer only after we have entered into a license agreement with such manufacturer. To date, we have not entered into any such license agreements, and all of our discussions to date have been focused on the improved performance of the machines rather than on the nature of the innovations involved. We have utilized non-disclosure agreements as deemed appropriate in all of our customer and supplier relationships.

Supplier Relationships. We have also established relationships with key component suppliers for the mechanical devices that we assemble for test demonstration vehicles and low volume production.

Government Relationships. We have earned the support of key legislators who have demonstrated an interest in advancing the state-of-the-art in AC induction motors and drive systems which can reduce our dependence on foreign sourced fossil fuel energy.

Sales and Marketing

Historically, we have focused our marketing efforts on industrial customers at conferences and industry events that showcase new product demonstrations. Because we feel that this is the best use of our resources to obtain commercial licenses for our SymetronTM technologies, we have not focused on retail consumer marketing activities to date.

As of December 31, 2005, we had four employees involved in the sales and marketing process. Most of our advertising budget is spent on test demonstration vehicles and trade exhibits.

We have been active in the development of strategies to accelerate the introduction of Plug-in Hybrid Electric Vehicles (PHEV) through our involvement as a founding member of the Hybrid Consortium. The Hybrid Consortium is made up of key component suppliers who intend to work together with participating automobile manufacturers to coordinate and accelerate the development of key hybrid components and to demonstrate these advanced technologies in “next generation” PHEV consumer products.

Product Development

We are engaged in an ongoing process of researching, developing and demonstrating new applications for our core technology innovations. These include the periodic introduction of new motor and generator related technologies, application of our technologies to manufacturers’ test applications, testing and performance evaluations of these technologies and participation in design and engineering of related OEM projects.

We have demonstrated several applications of the SymetronTM family of technologies in dynamometer testing at independent motor testing facilities.

We have devoted considerable effort throughout 2005 to further develop our various technologies and to develop our internal test facility to refine, characterize and further verify our technology. Characterization of the technology is the process by which we describe the performance levels that can be achieved over a range of likely operating conditions. This data provides a performance description that is useful to the customer in understanding the capabilities of the motor without revealing the intellectual property underlying the improved performance levels. We anticipate that the data and experience gained through this base-lining activity should result in an improved description of SymetronTM performance benefits, and consequently, an enhanced value proposition for our potential customers. We will continue to research and develop our technologies in order to enhance and expand on our core technologies throughout 2006.

We are working with several government offices and agencies to secure funding for the demonstration of our SymetronTM technology in various prototype applications. Our expectation is to sign one or more funded contracts for this development work in the first half of 2006.

Axial Motors

We began testing of a 10HP inverter rated motor with a commercial controller to demonstrate the efficiency gains possible with our control strategies. Additional testing will be performed with our flexible, modular (FLEXMODTM) controller family in the first half of 2006.

Pancake or Propulsion Motors

Many applications, including hybrid vehicles, sometimes require flat or integrated style motors. We began research and development on a pancake series of motors designed to produce the high torque needed by hybrid electric vehicles without using expensive permanent magnet materials. This type of motor also has application possibilities in new hybrid vehicles that require integrated starter/generators or alternators. Additional testing is anticipated for the first half of 2006.

Alternators

Our engineers have developed a unique design that delivers more power out of an alternator by operating more efficiently than current state-of-the-art products. We tested the application of our technology to alternators for automobiles, trucks, buses and other vehicles during the fourth quarter of 2005. Results from these initial tests are being factored into design modifications that we expect to evaluate in the first half of 2006. The target market for this technology is the transportation market.

Integrated Starter Alternators

We are investigating the application of our technology to ISA. The ISA is the combination of two devices, the starter motor and the alternator designed for hybrid integration in a truck or automobile. We are applying our pancake AC induction motor technology together with our advanced alternator design to create an ISA. This combination can deliver a unique AC device designed to be integrated with an internal combustion engine and drive train for mild to medium hybrid vehicle applications. We have completed conceptual designs and fabrication of an engineering prototype for the target markets, which include hybrid electric automobiles, trucks, buses, and military vehicles. We anticipate testing at a customer laboratory in the second quarter of 2006.

Our work conducted under Phase I of a Small Business Research Grant (SBIR), which was completed in August of 2005, showed the performance potential of Raser’s SymetronTM enhanced ISA technologies for the Army’s HMMWV and the Army’s FMTV. We anticipate government funding decisions for the next step in the process of evaluating hybrid electric drive trains for military applications to be made in the coming months.

Power Generation

Power generation through turning motion into energy has many applications, from industrial power generation to alternators in on-road and off-road vehicles. We are currently in the process of applying the concepts of SymetronTM and developing new concepts to increase the efficiency of the power generation process. We expect that the acquisition of Amp Resources will accelerate the development of SymetronTM concepts for the power generation market in the coming years.

Electronic Controllers or Drives

We have continued our efforts to tailor our technologies into a flexible modular (FLEXMODTM) controller design under a grant from the United States Department of Energy (DOE) through its partner in this effort, Advanced Energy. We believe that this electric motor drive technology will improve the efficiency of existing motors in a wide variety of industrial applications. The contract is scheduled for completion during the second quarter of 2006.

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

Payment Terms. As a general policy, we expect payment of the license fee up front, and royalty payments on a monthly basis as determined by the quantities produced by our customers and other scheduled minimum payments.

Competition

We have encountered aggressive competition in all areas of our business activity. We have been active in the area of Electric and Hybrid Vehicle Markets to establish an early leadership position as this marketplace evolves from its infancy. We believe that the competition in electric motors is based predominantly on:

•	Efficiency,

•	Power density,

•	Peak torque,

•	Cost of production, and

•	Reliability or expected warranty costs.

We believe that the competition in alternators and generators is based predominantly on:

•	Efficiency,

•	Power density,

•	Cost of production, and

•	Reliability or expected warranty costs.

There are several companies that license technology in the markets in which we compete. Some of the more notable of these companies are:

•	Lynx Motion Technologies, a subsidiary of Kinetic Art & Technology Corp.

•	Light Engineering, Inc.

•	AC Propulsion, Inc.

Our primary competitors are product manufacturers that have invested not only in technology development and innovation, but also in factories to produce their products. Notable competitors that manufacture high-performance electric motors are:

•	UQM Technologies, Inc.

•	AC Propulsion, Inc.

•	Enova Systems, Inc.

The markets in which we compete are intensely competitive. As the market for high performance electromagnetic devices grows, we believe that companies involved in rotating electromagnetic technology and motor production will increase their efforts to develop products that compete with Raser SymetronTM technologies. We are unable to anticipate which other companies are likely to offer products or technologies in the future that will compete with the technologies we provide.

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

Intellectual Property

Our patented and patent pending technologies and related intellectual property are critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. We typically apply for patent protection for our key technologies on a global basis. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, we cannot assure you that others will not independently develop substantially similar intellectual property.

We have implemented practices necessary to protect our intellectual property. It is our policy that technical personnel sign confidentiality agreements with the Company that contractually obligates them to assign new intellectual property to the Company. We have engaged legal expertise to advise us in our efforts to protect our intellectual property. It is also our policy that our technical personnel maintain technology log books and prepare technology disclosure forms describing new technologies. Our management reviews new technologies and determines how best to implement and protect the specific technology. Our policy is that our management and employees secure non-disclosure agreements with outside parties prior to discussing any aspect of our intellectual property.

To date, the U.S. Patent and Trademark Office has issued one patent to us in the area of resonant motor technology, U.S. Patent No. 6,847,186, and we have received a notice of allowance and have paid the issue fee in each of four pending patent applications.. In addition to these four, we have eight U.S. and five international patent applications pending which further define and develop the concepts of our core SymetronTM technologies. We cannot assure you that potential customers will find value in the granted patent or be willing to pay a license for its use. The pending patent applications may or may not issue in the future.

Although we are pursuing the registration of our key trademarks in the United States, some of our trade names may not be eligible to receive trademark protection. In addition, effective trademark protection may not be available or may not be sought by us in every country in which our technologies and products are made available, including the United States.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged ownership infringement of trademarks and other intellectual property rights of third parties by us. We are not aware of any such claims or the threat of such claims as of December 31, 2005.

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

Government Regulation

The initial progress of our technologies in the hybrid-electric vehicle market may be somewhat dependent on government regulations. The Energy Policy Act of 2005 contains numerous provisions that could affect the pace at which hybrid-electric technology is adopted by the automobile industry. The bill did not raise the Corporate Average Fuel Economy (CAFÉ) standards that were established in 1975; raising the standards would have provided an incentive for manufacturers to sell more units of cars with higher fuel economy performance, such as hybrid-electric vehicles. The bill also extended incentives for alternate fuel vehicles that could be considered competitors to hybrid-electric vehicles. The bill did continue a program of credits for purchasers of hybrid-electric vehicles and provided direct funding for research to advance the commercialization of hybrid and plug-in flexible fuel vehicles.

In addition, new government initiatives such as the “Freedom Car” and 21st Century Truck could play a significant role in accelerating the adoption of our technologies in the automotive and other related transportation industries. The Freedom Car initiative is a public-private partnership, geared towards developing hydrogen fueled vehicles of the future, which will focus on the research needed to develop technologies such as fuel cells and hydrogen from domestic renewable sources. The 21st Century Truck program will support the development and implementation of commercially viable technologies that will dramatically cut fuel use and emissions of commercial trucks and buses while enhancing their safety and affordability while maintaining or enhancing performance. The underlying trend in these programs is to migrate away from fossil fuels, and toward renewable energy sources. Hybrid electric drives are likely beneficiaries of this trend.

The DOE is directed by the Energy Policy and Conservation Act to consider establishing minimum efficiency standards for various consumer products, including central air conditioners and central air conditioning heat pumps. In 2004, DOE amended the minimum efficiency standards for new central air conditioners and heat pumps that had been effect for almost ten years. These standards went into effect on January 23, 2006, raising the Seasonal Energy Efficiency Ratio (SEER) for residential air conditioners to 13 and increasing the Heating Seasonal Performance Factor (HSPF) for central air conditioning heat pumps to 7.7. Both standards apply to products manufactured for sale in the United States after January 23, 2006. The standard for split-system air conditioners, the most common type of residential air conditioning equipment, represents a 30 percent improvement in energy efficiency. For split-system heat pumps, the new standard would represent a 30 percent improvement in energy efficiency. For split-system heat pumps, the new standard would represent a 30 percent improvement in cooling efficiency and a 13 percent improvement in heating efficiency. The standard will also increase the cooling efficiency of single-package air conditioners and single-package heat pumps by 34 percent and the heating efficiency of single-package heat pumps by 17 percent.

All 50 states and the District of Columbia offer some form of regulation or financial incentive related to the increased use of renewable energy. Among the most wide-reaching regulations is the establishment of Renewable Portfolio Standards, (RPS), which mandate a standard minimum level of renewable energy in each state’s energy sources. As of 2005, 24 states and the District of Columbia had adopted RPS in their energy policies. Eligible sources of renewable energy include: biomass, solar thermal, photovoltaic (PV), wind, geothermal, fuel cells using renewable fuels, small hydropower of 30 megawatts or less, digester gas, landfill gas, ocean wave, ocean thermal and tidal current. Starting in 2003, California began increasing their RPS by 2 percent each year to reach 20 percent by 2010 and 33 percent by the end of 2020. California already has the most aggressive RPS in the country. Geothermal resources such as those being developed by Amp Resources also qualify under RPS.

Research and Development

In 2005, we spent approximately $2.1 million on research and development activities. In 2004, Raser spent approximately $1.6 million on research and development activities. In the future we anticipate receiving government contracts to support the application of our core SymetronTM Technologies to specific government end uses. While customers may be charged for engineering services for tailoring or packaging of our technologies for their specific applications, we do not expect that any of our research and development costs will be borne directly by customers.

Currently, several new applications of SymetronTM technology are in research and development stages. We are in the process of more fully characterizing our existing patented technologies, tailoring our technology to specific customer applications, and developing related ideas that we believe will be patentable.

Employees

As of December 31, 2005, we had 26 full-time employees, including 15 in engineering and 4 in sales and marketing and 7 in our executive and administrative department. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive.

Board of Directors

We took several steps throughout 2005 to strengthen our corporate governance processes, including the addition of four highly qualified and experienced new independent directors to our board. These additions, along with other changes, provides for a board of directors containing a majority of independent directors. We also took action to strengthen our corporate governance processes through the creation of a Nominating and Governance committee. Board member business experience is included in Part III, Item 9 of this annual report on form 10-KSB.

Recent Developments

On January 19, 2006, we entered into an Agreement and Plan of Acquisition with Amp Resources, LLC, a Delaware limited liability company, Power Acquisition Sub, our wholly owned subsidiary (“Merger Sub”), and John H. Stevens, as Equityholder Representative (the “Merger Agreement”). The Merger Agreement provides for the merger of Merger Sub with and into Amp Resources, with Amp Resources as the surviving entity and the wholly owned subsidiary of the Registrant (the “Merger”).

Under the terms of the Merger Agreement, following the effective time of the Merger, (i) the equityholders of Amp Resources will receive, in exchange for their membership interests approximately $38 million in cash in the aggregate and up to 10 million shares of our common stock in the aggregate; (ii) we will assume all outstanding options to purchase securities of Amp Resources, which will be exercisable for an equivalent number of our securities pursuant to the terms of the Merger Agreement; and (iii) we will assume indebtedness of Amp Resources in the aggregate amount of $50 million (plus accruing interest thereon), which consists of $20 million owed to Amp Capital, LLC and $30 million relating to Amp Resources’ existing redemption obligations with respect to certain of its members. 1,133,274 shares of our common stock otherwise payable to the Amp Resources equityholders will be placed in escrow to satisfy certain indemnification obligations of the equityholders of Amp Resources pursuant to the Merger Agreement.

The completion of the Merger is subject to various closing conditions, including (i) the redemption of all of the outstanding Series B-1 membership interests of Amp Resources (the “Redemption”), (ii) the Registrant obtaining funding from third parties in an amount sufficient to consummate the Redemption, (iii) customary regulatory approvals and (iv) expiration of the applicable waiting period under the Hart-Scott-Rodino Act.

For information regarding potential risks and uncertainties associated with the Merger, please see the information under “Risk Factors” below in the section entitled “Risks Related to the Proposed Acquisition of Amp Resources.”

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

Risks Related to our Business and Ownership of our Common Stock

We have limited operating experience, are not currently profitable, expect to continue to incur net losses in the near future, and may never achieve or maintain profitability. If we cannot achieve and maintain profitability, our stock price is likely to decline.

We are a technology licensing company with a limited operating history, and from our inception, we have had very limited revenue from operations. Our early stage of development means that there is limited historical information available upon which you can base your evaluation of our business and prospects, and that we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the market we are addressing is very competitive and rapidly evolving. You should consider and evaluate our business and prospects in light of the risks, expenses, challenges and uncertainty that we face as an early stage company seeking to develop new technology and products in a competitive and rapidly evolving market.

Since our inception, we have incurred significant net losses, including a net loss of approximately $9 million for the year ended December 31, 2005. As a result of ongoing operating losses, we had an accumulated deficit of approximately $17 million as of December 31, 2005. Our losses have resulted principally from research and development and general and administrative expenses associated with our operations. We expect to incur additional losses for the next several quarters. We cannot assure an investor that we will be able to successfully develop new technology or products, or if developed, that this technology or any products will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses for research and product development, manufacturing, and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We are likely to need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, if at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

•	develop commercially viable technology by designing and engineering the SymetronTM motor, controller, alternator, integrated starter alternator and generator technologies for license on a commercial scale;

•	convince our potential customers of the benefits of our technology or products, if any;

•	establish relationships with motor manufacturers, automobile manufacturers, the military, government, and other systems integrators for the license or sale of our products, if any;

•	avoid infringing and successfully defend any allegations of infringing the intellectual property rights of others;

•	defend our intellectual property from infringement by others;

•	comply with applicable governmental regulations; and

•	hire, train and retain qualified personnel.

We may be unable to successfully license our intellectual property. If we cannot successfully license our intellectual property, we will not be able to generate revenues, our stock price will decline and we may be unable to continue operating.

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

Our success depends on our ability to execute our business strategy of licensing our intellectual property to electric motor and controller manufacturers, suppliers and system integrators. Our strategy of licensing our intellectual property or technology may involve entering into strategic transactions. In executing these strategic transactions, we may expend significant financial and management resources and incur other significant costs and expenses. There is no assurance that the execution of these strategic transactions will result in additional revenues. Any failure to enter into strategic transactions that lead to additional revenues could harm our business, prospects, financial condition and results of operations.

We may pursue strategic acquisitions which could have an adverse impact on our business if unsuccessful.

In addition to our proposed acquisition of Amp Resources, we may pursue the acquisition of new or complementary business or technologies. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate acquisitions, personnel or products that we may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. Furthermore, acquisitions of new or complementary businesses or technologies could also result in changes to our business or operating model. In addition, any acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of deferred stock-based compensation. We may issue company stock as consideration for acquisitions, joint ventures or other strategic transactions, and the use of common stock as purchase consideration will dilute each of our current stockholder’s interest.

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

On September 24, 2004, we consummated a preferred stock equity financing transaction in which we raised an aggregate of $4,240,500 (before aggregate offering expenses of approximately $0.3 million). On April 11, 2005, we completed an additional preferred stock equity financing transaction in which we raised an aggregate of $20,000,000 (before aggregate expenses of the offering of approximately $1.6 million). Our future capital needs depend on many factors, including the timing of our development efforts and the successful commercial licensing of our technologies. We will likely need to raise additional capital to further develop and market our technologies and continue our operations. For example, we will need to raise additional capital in connection with the pending acquisition of Amp Resources. If we are unable to raise capital to fund our business, we may be forced to curtail or suspend all or a material part of our business operations, in which case our stock price would likely decline.

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

Our stock price has in the past and is likely in the future to experience significant volatility as a result of numerous factors, many of which are outside of our control, including, but not limited to the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or perceived developments in our business or in the markets we seek to address;

•	fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	public announcements regarding material developments in our business, including acquisitions or other strategic transactions;

•	public announcements regarding material transactions or other developments involving our strategic partners, customers or competitors that are perceived by the market to affect our business prospects;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	trading patterns of holders of our common stock;

•	the trading volume of our common stock;

•	short-selling and similar activities with respect to our common stock; and

•	disruption in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

Moreover, the volatility in our stock price has been exacerbated by having relatively limited trading volume, which can cause significant price movements in our stock price to result from even modest volumes of trading activity. As such, we cannot assure you that our stock price will continue to trade at current price levels in the future or that recent price levels reflect our intrinsic value. In addition, following periods of volatility in the market price of a company’s securities, a company can face increased risk that securities litigation or governmental investigations or enforcement proceedings may be instituted against it. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation. As a result, before making an investment decision in our common stock, investors are urged to consider carefully the risks associated with investing in a stock like ours that has experienced recent price and volume volatility and is likely to continue to experience significant such volatility in the future.

The listing of our shares of common stock on ArcaEx may result in increased trading volume volatility with respect to our common stock, which may cause a decrease in our stock price.

For most of the 2005 fiscal year, our common stock traded on the Over the Counter Bulletin Board. On November 3, 2005, shares of our common stock began trading on ArcaEx, under the ticker symbol of “RZ.” Prior to the listing of our common stock on ArcaEx, there had been a limited public market for our common stock. The listing of our common stock on ArcaEx may result in increased trading volume volatility with respect to our shares of common stock. Increased trading volume volatility with respect to our shares of common stock may cause greater volatility in our stock price, which may result in a lower market price for our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

Our common stock has for much of our history been treated as a “penny stock” as that term is defined in SEC Rule 3a51-1. Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker and dealers effecting transactions in any penny stock for or with the account of a customer to provide the customer with a document disclosing the risks of investing in penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the customer’s account.

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

In the past, compliance with these requirements have made it difficult to establish an active, liquid trading market in our common stock, and you may have difficulty selling your shares. Historically, the public market for our common stock has been very limited. For example, the average reported volume of trading in our common stock over the October through December 2005 period was approximately 50,000 shares per day.

For most of the 2005 fiscal year, our common stock traded on the Over the Counter Bulletin Board (OTC:BB). In October of 2005 we received approval to list shares of our common stock on ArcaEx, and on November 3, 2005 shares of our common stock began trading on that exchange under the ticker symbol of RZ. We cannot predict that an active, liquid trading market will develop or that the market will be able to sustain transactions by larger institutional investors. Accordingly, investors may have difficulty accumulating a significant position in our stock or in selling a substantial number of shares in a short period of time. ArcaEx has been acquired by the New York Stock Exchange, but we have no assurance and cannot provide any assurance that we will be listed on the New York Stock Exchange. New listing requirements may affect the liquidity of our stock or impact our ability to remain listed on the exchange.

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

In February 2005, our management and Audit Committee were notified by our independent accountants, Tanner LC, of deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be “material weaknesses.” The deficiencies related to internal control and disclosure control over stock-based compensation, reporting of equity transactions and certain disclosures in the footnotes to the consolidated financial statements. The deficiency in our internal control over stock-based compensation and equity transactions related to the failure to properly record issuances of stock, the failure to timely report certain transactions on Forms 3, 4, or 5, and the failure to properly itemize equity transactions in the statement of stockholders’ equity. The deficiency in our disclosure controls was related to the stock option disclosures required by Statement of Financial Accounting Standards (SFAS) No. 148.

The deficiencies were detected in the audit process and were appropriately recorded and disclosed in our annual report on Form 10-KSB for 2004. We have taken several steps during 2005 to improve our internal controls over financial reporting, however we cannot assure you that the revised controls and procedures will be effective in remedying all of the identified deficiencies. If we fail to adequately address these deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, these deficiencies could prevent us from releasing our financial information and Securities and Exchange reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to, consolidated our financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain the adequacy of our internal control over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also subject us to a risk of delisting by a national exchange and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are deploying new technology and, to date, we have not yet commercially licensed our technologies and we may not be able to successfully develop other technologies.

Our SymetronTM technologies are new and commercially unproven. We are still in the early stages of commercializing our technology in automotive, industrial and power generation applications. Our technologies have not yet been durability tested for long-term applications and we can provide no assurance that they will prove suitable for our target market segments. Our potential product applications require significant and lengthy product development efforts, and to date, we have not developed any commercially available products. During our product development process, we may experience technological issues that we may be unable to overcome. Because of these uncertainties, none of our potential technology may be commercially licensed. If we are not able to successfully license our technology, we will be unable to generate revenue or build a sustainable or profitable business.

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

The market for electric motors, alternators, ISAs and motor controllers is intensely competitive. We believe our potential technology will face significant competition from existing manufacturers in our current target markets, including motor, controller, alternator, generator and transportation vehicle manufacturers. We may also face significant competition from our future partners. If our potential partners improve or develop technology that competes directly with our technology, our business would be harmed. We also face numerous challenges associated with overcoming the following:

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

The progress of our technologies may be dependent on government regulations such as standards for CAFE and the Clean Air Act. Any delays in implementation or relaxing of these standards could have a negative impact on the demand for our products and services. Any new government regulations or policies pertaining to our technologies may result in significant additional expenses to us and our potential customers and could cause a significant reduction in demand for our technologies.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. Approximately 42 million shares of Rule 144 stock passed the two year restriction under Rule 144 in the fourth quarter of 2005. As holders of these restricted shares file with the Securities and Exchange Commission to have the legends removed from their common stock certificates in accordance with Rule 144, the filings are reported as insiders preparing to sell shares, regardless of the inside knowledge of the shareholder and regardless of their intention. Approximately 11.5 million shares were free of restrictive legend as of December 31, 2005 up from approximately 3.8 million at the end of 2004. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

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

We also maintain short-term investments, which are all classified as available for sale, and have been recorded at fair value, which approximates cost. Short-term investments include certificates of deposit, auction rate certificates, auction rate preferred securities, municipal preferred securities and mutual funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty (30) years. These instruments are rated BBB+ or higher by Standard & Poor’s Ratings Group, or equivalent. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Given the short-term nature of these investments, and that we have no borrowings outstanding other than short-term letters of credit, we are not subject to significant interest rate risk.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Our reported financial results may be adversely affected by changes in generally accepted accounting principles.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our historical or future financial results. For example, prior to January 1, 2006, we were not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the deemed fair value of the underlying security at the date of grant. However, effective January 1, 2006 we are required to record the fair value of stock options as an expense in accordance with recent accounting pronouncements.

Risks Related to the Proposed Acquisition of Amp Resources

Our proposed acquisition of Amp Resources may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention, which would have a material adverse impact on our business.

On January 19, 2006, we entered into an Agreement and Plan of Acquisition with Amp Resources, LLC (the “Merger Agreement”). The proposed Amp Resources acquisition will result in significant expense to us and could disrupt our ongoing business and distract our management and employees. We may have difficulty integrating the acquired technology, employees and operations in connection with the proposed Amp Resources acquisition. In addition, the key personnel of Amp Resources may decide not to work for us. The proposed Amp Resources acquisition also involves risks associated with the acquired business, including environmental hazards, such as discharges of hazardous substances and historic disposal activities. In order to operate Amp Resources as a successful business we will need to:

•	obtain necessary power generation equipment, governmental permits and approvals, electrical transmission agreements, water supply and wastewater discharge agreements, site agreements and construction contracts;

•	effectively operate geothermal power plants, which are subject to numerous operational risks, including breakdown or failure of power generation equipment, transmission lines, and performance below expected levels of output or efficiency;

•	enter into and maintain power purchase agreements on commercially reasonable terms and secure the performance by the power purchasers of their contractual obligations under these contracts.

As a result of these risks, we may not be able to achieve the expected benefits of the Amp Resources acquisition. If we are unsuccessful in completing or integrating the Amp Resources acquisition, we would be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the Amp Resources acquisition.

The successful integration of Amp Resources will require, among other things, integration of Amp Resources’ operations, technologies, policies and personnel with our business. We may not achieve successful integration in a timely manner, or at all, and we may not realize the anticipated benefits and synergies of the acquisition to the extent, or in the timeframe, anticipated. We will also face challenges inherent in efficiently managing an increased number of employees and operations, including the need to develop appropriate systems, policies, benefits and compliance programs. The inability to manage the increased size and complexity of the combined company effectively could have a material adverse effect on our business after the acquisition.

The Amp Resources acquisition involves the acquisition of significant tangible and intangible assets. We currently record in our statements of operations ongoing amortization of intangible assets, and may need to recognize similar charges in connection with the Amp Resources acquisition and possibly any future acquisitions. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would increase a reported loss, or reduce any future reported earnings. In addition, we will require additional funds to consummate the Amp Resources acquisition, which may require us to incur debt or issue additional equity securities as consideration, which could cause our shareholders to suffer significant dilution.

Our proposed acquisition of Amp Resources is dependent upon the satisfaction of certain closing conditions, which could impede or delay the closing of the acquisition and result in significant expense.

Pursuant to the terms of the Merger Agreement, the completion of our acquisition of Amp Resources is subject to various closing conditions, including (i) the redemption of all of the outstanding Series B-1 membership interests of Amp Resources, (ii) that we obtain funding from third parties in an amount sufficient to consummate the redemption of all of the outstanding Series B-1 membership interests of Amp Resources, (iii) customary regulatory approvals and (iv) expiration of the applicable waiting period under the Hart-Scott-Rodino Act. We cannot assure you that we will be able to satisfy the closing conditions of the merger. Further, any sale of equity securities in connection with financing of the redemption of the outstanding Series B-1 membership interests of Amp Resources may be dilutive to our existing shareholders and any indebtedness that we incur in connection with such financing may result in the imposition of restrictions that would impair our ability to operate our business. In addition, the satisfaction of the closing conditions could delay the closing of the merger and result in significant expense to us.

Any failure by us or Amp Resources to satisfy one or more closing conditions or any adverse developments in Amp Resources’ business could cause us to re-negotiate the terms of the merger, which could require substantial time and expense and distract our management team from the operation of our existing business. In addition, any adverse developments in Amp Resources’ business could hinder our ability to achieve the anticipated benefits of the Amp Resources acquisition.

Amp Resources will require substantial additional capital to support its operations and this capital may not be available on terms acceptable to us, if at all.

Each of Amp Resources’ geothermal power production projects under development or construction will require substantial capital investment. If we are able to consummate the acquisition with Amp Resources, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us if at all. If we are unable to obtain adequate financing on terms satisfactory to us, when we require it, our ability to support the business of Amp Resources and our ability to achieve the desired effects of the proposed merger with Amp Resources will be significantly limited.

We may incur indebtedness in connection with the proposed acquisition of Amp Resources, which would likely result in the imposition of restrictions that would impair our ability to operate our business.

In order to obtain sufficient funds to redeem of all of the outstanding Series B-1 membership interests of Amp Resources as required pursuant to the Merger Agreement, we may incur a significant amount of debt, which could constrict our liquidity, result in substantial cash outflows, and adversely affect our financial health and ability to obtain financing in the future. This debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to the debt repayment, thereby reducing the funds available to us for other purposes and could make us more vulnerable to industry downturns and competitive pressures. Any failure by us to satisfy our obligations with respect to these potential debt obligations would likely constitute a default under such credit facilities.

We may sell equity securities to finance the redemption of certain outstanding Series B-1 membership interests of Amp Resources, which will result in dilution to our existing shareholders.

The Merger Agreement requires us to redeem of certain outstanding Series B-1 membership interests of Amp Resources. In order to effect this redemption, we will be required to raise additional capital, which may be accomplished through the issuance of additional equity securities. The issuance of additional shares of our equity securities would cause our shareholders to experience significant dilution.

Our ability to utilize the net operating loss carry forwards acquired in connection with the Amp Resources acquisition may be limited.

The federal net operating loss carry forwards acquired through the Amp Resources acquisition are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carry forwards may have additional limitations resulting from certain future ownership changes or other factors under Section 382 of the Internal Revenue Code. If these net operating loss carry forwards are further limited, and we have taxable income which exceeds the available net operating loss carry forwards for that period, we would incur an income tax liability even though net operating loss carry forwards may be available in future years prior to their expiration, and our future cash flow, financial position and financial results may be negatively impacted.

ITEM 2. Description of Property.

We currently lease approximately 7,600 square feet of office space located at 5152 North Edgewood Drive, Suite 375, Provo, Utah. We pay monthly rent of approximately $13,300. We also lease a 6,000 square foot testing facility in Orem, Utah for approximately $2,700 per month. The office space lease expires in September, 2011 and the testing facility lease expires in July of 2008. Both facilities are in good condition.

ITEM 3. Legal Proceedings.

Raser is not the subject of any pending legal proceedings exceeding $25,000 and, to the knowledge of management; no proceedings are presently contemplated against Raser by any federal, state or local governmental agency.

ITEM 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to voters during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

Our common stock was quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “RSTG”, until November 3, 2005, when we were listed on ArcaEx under the trading symbol of “RZ”.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2005 and 2004. Closing prices were obtained from the Nasdaq trading system for the period January 1, 2004 through November 2, 2005. Beginning November 3, 2005, closing prices were obtained from the ArcaEx®.

Fiscal 2004	Low	High
Quarter ended March 31, 2004	$2.60	$3.75
Quarter ended June 30, 2004	3.25	7.25
Quarter ended September 30, 2004	4.35	7.60
Quarter ended December 31, 2004	4.11	11.45

Fiscal 2005	Low	High
Quarter ended March 31, 2005	$15.20	$32.20
Quarter ended June 30, 2005	16.20	38.81
Quarter ended September 30, 2005	12.10	20.85
Quarter ended December 31, 2005	8.10	16.40

*	2 for 1 stock split became effective on September 19, 2003.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

As of February 21, 2006, there were approximately 325 holders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in “street name.”

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

Sales of Unregistered Securities During the Past Three Years.

In July 2003, we executed an Agreement and Plan of Merger by which Raser Technologies, LLC, our predecessor, was merged with Raser Technologies, Inc., with Raser Technologies, Inc. being the surviving entity (the “Plan”). Under the Plan, each one percent ownership interest in Raser Technologies, LLC, was converted into 360,000 shares of our common stock.

On October 14, 2003, we issued 38,950,000 shares of common stock to our common shareholders and 300,000 shares of preferred stock to the our preferred shareholders in connection with the reverse acquisition of Wasatch Web Advisers, Inc., a Utah corporation (WWA) by Raser Technologies, Inc. In connection with this transaction, WWA also issued 540,000 shares of common stock as settlement of debt and 2,967,286 shares of common stock for consulting services.

In 2003, we issued 930,000 shares of Series A Convertible Preferred Stock in a private offering to 28 investors in exchange for aggregate net proceeds of $930,000.

On December 19, 2003, we issued 1,550,000 shares of common stock to 28 investors upon conversion of shares of Series A convertible Preferred Stock.

From February to June, 2004, we sold 522,300 shares of our common stock to certain “accredited” investors, at a price of $2.00 per share.

In the third quarter of 2004, we issued 4,240.5 shares of Series B Convertible preferred stock to 18 investors in exchange for aggregate proceeds of $4,240,500. The Series B preferred shares were converted to 1,211,561 shares of our common stock pursuant to the Securities Purchase Agreement and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible preferred stock.

In the second quarter of 2005, we issued 20,000 shares of Series C Convertible preferred stock to three investors in exchange for aggregate proceeds of $20 million. The Series C preferred shares were converted into 1,051,919 shares of our common stock pursuant to the Securities Purchase Agreement and the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible preferred stock.

We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 3(a)(9), 4(2) and 4(6) thereof, and Rule 506 of Regulation D under the Securities Act.

Use of Proceeds

In the third quarter of 2004, we issued 4,240.5 shares of Series B Convertible Preferred Stock in exchange for aggregate net proceeds of approximately $3.9 million (the “Offering”). The common stock into which these shares are convertible was subsequently registered with the Securities and Exchange Commission through a Form SB-2 registration statement which became effective on October 6, 2004. We have used and intend to continue to use the proceeds of the Offering for working capital and general corporate purposes, including expanding our efforts to license our technology and continuing our research and development. Pending use for these or other purposes, we intend to invest the proceeds of the Offering in short-term interest-bearing, investment-grade securities.

In the second quarter of 2005, we issued 20,000 shares of Series C Convertible Preferred Stock in exchange for aggregate net proceeds of approximately $18.4 million. The common stock into which these shares were convertible was subsequently registered with the Securities and Exchange Commission through a Form SB-2 registration statement which became effective on May 4, 2005. We have used and intend to continue to use the proceeds of the offering for working capital and general corporate purposes, including expanding our efforts to license our technology and continuing our research and development. Pending use for these or other purposes, we intend to invest the proceeds of the offering in short-term interest-bearing, investment-grade securities.

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

Overview

We are a technology licensing company offering innovations in electromagnetic technology for both electricity-to-motion and motion-to-electricity applications. We have developed several innovations in electric motors and controllers that increase torque, power and efficiency. We call our technology developments SymetronTM and label motors enhanced by the technology as SymetronTM enhanced motors. We have also applied our technologies to alternators and ISAs, where the efficiency of these motion-to-electricity systems can be improved. We believe our technology will have an impact in several transportation markets, including rapidly emerging hybrid-electric vehicles, all-electric industrial traction, public transportation vehicles on wheels and rails, and recreational vehicle markets; and that our technology will have an impact on several industrial markets, including pumps and fans.

History and background

On October 28, 2002, Raser Technologies, LLC was originally organized as a limited liability company, under the laws of the State of Utah. On July 18, 2003, the Raser Technologies, LLC merged into Raser Technologies, Inc., a corporation, effectively changing its LLC organizational status to that of a corporation. Each one percent membership interest in Raser Technologies, LLC was converted into 360,000 shares of the new corporation resulting in an issuance of 36,000,000 shares of common stock. The merged entity retained the name Raser Technologies, Inc. (Raser).

On August 7, 2003, the Board of Directors of Wasatch Web Advisers, Inc., a Utah corporation (WWA), and the holders of a majority of its issued and outstanding common stock voted to amend WWA’s Articles of Incorporation: (i) to increase its authorized shares to 50,000,000 shares of one cent ($0.01) par value common stock and 5,000,000 shares of one cent ($0.01) par value preferred stock, with the rights, privileges and preferences of the preferred stock to be set by the Board of Directors; and (ii) to authorize the Board of Directors to change WWA’s name, without shareholder approval, to a name that reflects the industry or business in which WWA’s operations are conducted. WWA filed a definitive information statement with the Securities and Exchange Commission on August 25, 2003, and Articles of Amendment with respect to these changes were filed with the Utah Division of Corporations on September 8, 2003. See Part III, Item 13 of this Report.

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

Effective as of October 14, 2003, WWA, Raser, and the common shareholders and preferred shareholders of Raser executed an Agreement and Plan of Reorganization (the “Reorganization Agreement”), whereby WWA agreed to acquire (i) 100% of the issued and outstanding shares of common stock of Raser in exchange for 38,950,000 post-split shares of WWA’s common stock, or approximately 87% of its post-Reorganization Agreement outstanding common stock; and (ii) 100% of the issued and outstanding preferred stock of Raser in exchange for 300,000 shares of WWA’s preferred stock (the “Reorganization”). This transaction was accounted for as a reverse acquisition with Raser considered to be the accounting acquirer. Therefore, the consolidated financial statements reflect the historical operations of Raser and its predecessor, Raser Technologies LLC, since inception and those of the consolidated entity from the date of the reverse acquisition, October 14, 2003. In connection with this transaction, WWA also issued 540,000 shares of common stock as settlement for $270,000 of debt and 2,967,286 shares of common stock for consulting services.

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

On June 28, 2005, our shareholders adopted an amendment to our Articles of Incorporation to increase the number of authorized shares of capital stock from 105,000,000 to 255,000,000 shares of capital stock divided into 250,000,000 shares of common stock and 5,000,000 shares of preferred stock with rights and privileges and preferences to be set by our Board of Directors.

In addition, we expect to continue to explore strategic transactions that may involve the acquisition of technologies or companies that are complementary to our existing technologies, or other arrangements that leverage synergistic opportunities and relationships.

Consistent with this strategy, on January 19, 2006 we announced a definitive agreement to acquire Amp Resources, a private company with technologies focused on power generation. Amp Resources is a technology licensing and development company focused on large-scale commercialization of geothermal and waste-heat energy resources. Amp Resources has developed proprietary solutions based on a patented heat transfer technology for generating electricity from zero-emission and other “green” energy resources.

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

Licenses of our technology to potential customers will typically result from the entry of the potential customer into our Test Demonstration Program. Our Test Demonstration Program involves four phases which we describe as follows: (1)

Paper Test – an initial indication of engineered value to the customer which is provided through our computer modeling capabilities. (2) Install Test – a customer specific demonstration of the SymetronTM advanced motor technology into a motor of the customer’s choosing. (3) System Test – an application specific installation of our technology into the customer’s product. (4) License – an agreement whereby the customer will acquire specified rights to manufacture or use the SymetronTM advanced motor technology. Several customers have joined the program, most of which are in early stages of Phase 1 or Phase 2 development. It is our intent to accelerate the progress of customers through the Test Demonstration Program during 2006. We believe that we will be entering the negotiation stage of our initial license agreements later in 2006.

Amp Resources currently derives revenue from power sales and engineering services. While we may receive revenue from power sales from time to time in the future, it is our intent to drive the majority of our revenue from sales of technology licenses and collection of royalty payments.

Revenue recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition, as amended. Revenue recognition is more fully discussed below in Critical Accounting Policies.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand. As a result, we have incurred significant losses since our inception and had an accumulated deficit of approximately $17 million as of December 31, 2005.

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

Dividends related to convertible preferred stock

As a result of the warrants granted in connection with our sale of Series C Convertible preferred stock, the redemption feature associated with the Series C Convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of Series C Convertible preferred stock, the Company recognized a deemed dividend of $5,668,704 in the second quarter of 2005. This deemed dividend was calculated based on the conversion price compared to the market price, the value of the warrants and the value of the redemption feature on the date of issuance of the preferred shares.

As a result of the warrants granted in connection with our sale of Series B Convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of Series B Convertible preferred stock, the Company recognized a deemed dividend of $4,240,500 in 2004. This deemed dividend was calculated based on the conversion price compared to the market price on the dates of issuance of the preferred shares.

We paid cash dividends of $7,536 and $66,206 in 2005 and 2004 respectively to the Series B Convertible preferred shareholders. All remaining outstanding shares of our Series B Convertible preferred stock were converted into shares of common stock during the first quarter of 2005, thereby concluding our dividend obligation related to Series B preferred stock.

Critical accounting policies

The policies discussed below are considered by us to be critical to an understanding of our consolidated financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, causes us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

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

Recognition of revenue related to engineering services will depend on whether the revenue is contingent on deliverables by us in any way. If the fee is non-refundable, we have no specific milestones to meet, and there are no required performance criteria, we recognize the revenue as the cost is incurred to complete the project on a percent of completion basis. If there are specific milestones that must be met before payment becomes due, we recognize the revenue at the completion of each milestone. Costs incurred to achieve the milestones are deferred until the recognition of the related revenue unless such costs are determined not to be recoverable. If there are specific performance criteria, revenue is recognized when the customer agrees that the specific performance criteria have been met. Costs incurred to achieve the performance criteria are deferred and recognized concurrent with the recognition of revenue unless they are determined to be unrecoverable. If the fee is entirely cost based, we recognize revenue as the cost is incurred to complete the project.

Recognition of license fee revenue will occur when a signed agreement exists with the customer, the price is fixed or determinable, we have delivered the license to the customer, collection of the license fee is reasonably assured, and we have no ongoing or future service obligation. If the license agreement requires us to provide services in connection with the license over a period of time, the license fee revenue will be recognized ratably over the contractual period.

Recognition of royalty revenue will occur as soon as the production quantity on which the payment is to be based is known. It is anticipated that some customers may report production on a one month lag, resulting in revenue recognition lagging customer production by one month.

Valuation Allowance Against Deferred Income Taxes. Deferred income tax assets and liabilities are recorded when there is a difference between the financial reporting and tax treatment of financial transactions. We recorded a valuation allowance to offset the entire net deferred tax asset as of December 31, 2005 and December 31, 2004. The valuation allowance was recorded due to the losses incurred and the uncertainties regarding the future taxable income and recoverability of such deferred tax assets. We will continue to evaluate the estimated recoverability of deferred tax assets.

Stock Based Compensation. We account for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations”, and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. As noted in the Recent Accounting Pronouncements section, the FASB recently issued SFAS No. 123(R). This new pronouncement will require us to record compensation expense equal to the fair value of stock options granted to employees, beginning in the first quarter of 2006. We anticipate valuing such stock options using the Black-Scholes option pricing model.

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2005 and 2004:

	2005	2004
Revenue	$331,735	$30,000

Operating expense
Cost of Sales	481,946	—
General and administrative	7,330,332	5,186,470
Research and development	2,062,050	1,634,541

Total operating expenses	9,874,328	6,821,011

Loss from Operations	(9,542,593)	(6,791,011)
Interest (expense)	—	(203,500)
Interest income	574,972	18,436
Gain on mark-to-market of derivative instruments	37,117	—
Loss on the sale of securities	(1,326)	—
Loss on the disposal of assets	(986)	—

Loss before income taxes	(8,932,816)	(6,976,075)
Income tax benefit	—	—

Net loss	(8,932,816)	(6,976,075)
Preferred stock dividends	(7,536)	(66,206)
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	(5,668,704)	(4,240,500)

Net loss applicable to common shareholders	$(14,609,057)	$(11,282,781)

Loss per common share-basic and diluted	$(0.29)	$(0.24)

Weighted average common shares-basic and diluted	49,822,000	47,365,000

Comparison of Years Ended December 31, 2005 and 2004

Revenue

Our total revenue increased from $30,000 for the year ended December 31, 2004 to approximately $0.3 million for the year ended December 31, 2005. Revenue from customers in 2004 was due entirely to engineering services provided in a program to demonstrate our technology in a specific application.

Operating expenses

Cost of sales. Cost of sales consists primarily of salaries, benefits and related costs of engineering personnel and direct costs associated with meeting customer obligations. We reported cost of sales of approximately $0.5 million in 2005. We reported $0 cost of sales in the comparable 2004 period. Our cost of sales expense reflects expenses required to perform the work on our contracts with the US Army and Advanced Energy. We expect that cost of sales expenses will continue to increase in absolute dollars as we increase our contractual relationships throughout 2006.

General and administrative. General and administrative expense consists primarily of salaries, equity-based compensation, benefits and related costs of administrative personnel, tradeshow and other marketing activities. General and administrative expense increased from approximately $5.2 million for the year ended December 31, 2004 to approximately $7.3 million for the year ended December 31, 2005. The increase reflected approximately $0.9 million of expense related to a contemplated acquisition, and approximately $0.7 million in higher payroll expenses due to increases in staffing levels. Non-cash expense related to equity-based employee compensation decreased by approximately $0.7 million and equity-based contractor expenses decreased by approximately $0.4 million. The 2005 period included a non-cash equity based charge of approximately $0.7 million to settle an ownership and employment dispute. Insurance expenses increased by approximately $0.3 million from 2004 to 2005. Other administrative expenses associated with public reporting, trade shows and general expenses related to higher employment levels increased by approximately $0.6 million. We plan to continue expanding our sales, marketing, and support functions in support of increasing and expanding our relationships with key customers. We expect sales, marketing and general administrative expenses to continue to increase in absolute dollars during 2006 as we increase our sales and marketing efforts.

Research and development. Research and development expense consists primarily of salaries, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expenses increased from approximately $1.6 million for the year ended December 31, 2004 to approximately $2.1 million for the year ended December 31, 2005. The increase was primarily due to increases in staffing levels and compensation levels of approximately $0.6 million, partially offset by a reduction in non-cash equity based employee compensation of approximately $0.3 million. Purchased material expenses for preparation of test demonstration vehicles and new product prototype development increased by approximately $0.2 million. We expect that research and development expenses will continue to increase in absolute dollars as we invest in additional development efforts in 2006.

Stock-based compensation. We recorded stock-based compensation expense relating to stock grants to employees of approximately $3.0 million in 2004 and approximately $2.1 million in 2005. Approximately $1.6 million of the 2005 amount was recorded as general and administrative expense and approximately $0.5 million was recorded as research and development expense. Approximately $2.3 million of the 2004 amount was recorded as general and administrative expense and approximately $0.7 million was recorded as research and development expense. The 2005 period included a non-cash equity based charge of approximately $0.7 million related to the acceleration of stock option vesting to settle an ownership and employment dispute. We also recorded approximately $0.6 million in 2005 and $1.0 million in 2004 as general and administrative expense related to common stock and stock options issued to consultants for services.

Interest expense

We recorded no Interest expense in 2005. Interest expense consists primarily of beneficial conversion feature expense of $0.2 million in 2004 associated with the issuance of convertible notes payable.

Interest income

We recorded approximately $0.6 million of interest income in 2005 from investment of cash balances in short term financial instruments and money market mutual funds. Interest income in 2004 was approximately $20,000.

Gain on mark-to-market of derivative instruments

During the year ended December 31, 2005, we recorded a non-cash mark-to-market gain of approximately $37,000 on the reclassification of an embedded derivative instrument in our Series C Convertible preferred stock financing from a liability to equity in 2005. The embedded derivative related to the redemption feature of the Series C Convertible preferred stock was initially recorded as a liability and corresponding discount to the Series C Convertible preferred stock at its fair value of approximately $37,000. The fair value was determined using the Black-Scholes valuation model. The discount to the Series C Convertible preferred stock was immediately accreted as a deemed dividend, resulting in a decrease to additional paid-in capital, since the Series C Convertible preferred stock was immediately convertible and did not have a stated life. Upon the conversion of the Series C Convertible preferred stock to common stock, the fair value of the redemption feature embedded derivative was determined to be $0. Therefore, the change in the value of the redemption feature embedded derivative of approximately $37,000 was recorded as a gain in the consolidated statement of operations.

Dividends related to convertible preferred stock

As a result of the warrants granted in connection with the sale of Series C Convertible preferred stock, the redemption feature and the beneficial conversion feature inherent in the conversion rights and preferences of Series C Convertible preferred stock, we recognized a deemed dividend of $5,668,704 in 2005. This deemed dividend was calculated based on the conversion price compared to the market price, the terms of the warrants and the circumstances under which a redemption could have occurred as of the date of issuance of the preferred shares.

As a result of the warrants granted in connection with the sale of Series B Convertible preferred stock and the beneficial conversion feature inherent in the conversion rights and preferences of Series B Convertible preferred stock, we recognized a deemed dividend of $4,240,500 in 2004. This deemed dividend was calculated based on the conversion price compared to the market price on the dates of issuance of the preferred shares. In addition, we paid cash dividends of $7,536 in 2005 and $66,206 in 2004 to the holders of Series B Convertible preferred stock.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and equity investments. In June of 2004, we issued $0.2 million of debt in the form of a bridge loan which was subsequently converted into 100,000 shares of common stock. In the third quarter of 2004, we issued 4,240.5 shares of Series B preferred stock through a private offering for net proceeds of approximately $3.9 million. These shares of Series B preferred stock were subsequently converted into 1,211,561 shares of common stock. In the second quarter of 2005, we issued 20,000 shares of Series C preferred stock through a private offering for net proceeds of approximately $18.4 million. These shares of Series C preferred stock were subsequently converted into 1,051,919 shares of common stock.

Our operating activities used approximately $5.4 million and approximately $2.8 million of cash during the years ended December 31, 2005 and 2004, respectively. Cash consumed by operating activities in 2005 consisted primarily of net loss of approximately $9.0 million, adjusted for approximately $2.7 million of stock-based compensation and approximately $0.6 million of stock and stock options issued for services. Investing activities consumed approximately $1.7 million in 2005. Net cash consumed by operating activities in 2004 consisted primarily of the net loss of approximately $7.0 million, adjusted for approximately $3.0 million of stock-based compensation, approximately $1.1 million of stock issued for services and $0.2 million non-cash beneficial conversion feature on the issuance of debt.

We had approximately $0.6 million of capital expenditures in 2005, an increase from approximately $0.1 million in 2004. Most of these expenditures related to our improvement of our development tools, creation of bench test capabilities and preparation of demonstration vehicles. We spent approximately $0.2 million for patent and trademark filings in 2005, up from approximately $0.1 million in 2004. Several new patent applications have been filed, and trademark protection for SymetronTM is anticipated to be issued in 2006. We were notified on January 25, 2005 that our first patent was issued by the U.S. Patent Office. We anticipate that we could invest approximately $0.3 million to $0.6 million in these activities in 2006. If customer support or testing requirements do not materialize as rapidly as planned, we will modify and delay our capital expenditure plans.

Financing activities provided approximately $21.9 million and $5.5 million of cash in 2005 and 2004, respectively. During 2005, we received approximately $18.4 million of net proceeds from the issuance of Series C preferred stock and approximately $3.5 million from warrant and option exercises. During 2004, we received approximately $3.9 million of net proceeds from the issuance of Series B preferred stock, $0.2 million from a convertible note payable and approximately $1.4 million from the sale of common stock.

By December 31, 2005, all of the outstanding shares of our Series B preferred stock and Series C preferred stock had converted into shares of common stock. All remaining outstanding Series B preferred shares were converted into common stock on January 20, 2005 and the final dividend was paid on that date.

As of December 31, 2005, we had stockholders’ equity of approximately $19.2 million and approximately $18.4 million in cash, restricted cash and short-term investments. While we believe that our current cash on hand, together with cash we expect to receive in connection with warrant exercise and cash anticipated to be provided by customer sales, will be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the next 12 months, we will consider additional sources of equity financing in order to:

•	Give us flexibility in negotiating customer agreements,

•	Accelerate the development of our technologies,

•	Enhance our intellectual property position,

•	Consider strategic acquisitions and collaborations,

•	Meet the capital requirements for national stock exchanges, and

•	Develop more demonstration vehicles and other applications.

To complete the acquisition of Amp Resources announced on January 19, 2006, we will have to provide $38 million of cash at closing and assume approximately $50 million in debt. We are exploring several options for financing this transaction, including commercial loans secured by the power plant assets and equity financing. We intend to close the acquisition transaction in the second quarter of 2006.

We had no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

Contractual Obligations and Commitments

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. We also have ongoing employment commitments which are described in Part III, Item 10 Executive Compensation in this Annual Report on form 10-KSB.

We have entered into operating leases for our business facility and a testing facility. There is a provision in the business facility lease that allows for lease termination at our option without penalty on August 31, 2009. The table below summarizes our obligations pursuant to these leases assuming that all lease arrangements run to full term.

	Total	Less than 1 year	1 to 3 years	4 to 5 years
Operating Leases	$1,044,261	$194,378	$554,472	$295,411

During the first quarter of 2005 we pledged a $400,000 certificate of deposit as collateral to secure a credit card purchasing arrangement to facilitate employee travel and certain purchases necessary for our business operations. As of December 31, 2005, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

We have a contractual obligation to pay $750,000 in investment banking fees upon closing of the acquisition transaction with Amp Resources.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA provides a new deduction for certain qualified domestic production activities. FSP No. 109-1 clarifies that such deduction should be accounted for as a special deduction, not as a tax rate reduction, under SFAS No. 109, “Accounting for Income Taxes,” no earlier than the year in which the deduction is reported on the tax return. FSP No. 109-1 did not have any impact on the Company’s consolidated financial statements for 2005 and is not expected to have a significant impact on the Company’s consolidated financial statements in the future.

FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (“FSP No. 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the AJCA on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company was not impacted by the provision because the Company does not have any foreign operations and therefore did not repatriate earnings during 2005.

EITF Issue No. 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF Issue No. 04-10”) was ratified in October 2004 and requires that operating segments that do not meet the quantitative thresholds as defined in SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information” (“SFAS 131”) can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS 131, the segments have similar economic characteristics and the segments are similar in a majority of the aggregation criteria listed in SFAS 131. EITF Issue No. 04-10 was effective for fiscal years ending after September 15, 2005 and had no impact on the segment reporting for the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect the adoption of SFAS 151 will have on its consolidated results of operations and financial position but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and transition method to be used at the date of adoption. The transition method alternatives include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would require compensation expense to be recorded for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the method of adoption, the effect of adoption, and whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123; however the Company believes the adoption of SFAS 123R will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and was required to be adopted in the third quarter of 2005. The adoption of SFAS 153 did not have a significant impact on the Company’s consolidated results of operations and financial position.

EITF Issue No. 03-13 “Applying the Condition in Paragraph 42 of FASB No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations” (EITF Issue No. 03-13), ratified in November 2004, provides application guidance on paragraph 42 of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” in determining whether to report discontinued operations. Specifically EITF Issue No. 03-13 addresses which cash flows are to be considered and what forms of involvement constitute significant continuing involvement in an asset, as well as specifying a period for reassessment. EITF Issue No. 03-13 was effective for fiscal periods beginning after December 15, 2004 and it did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

In March 2005, The FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143” (FIN 47), with the purpose of clarifying that the term conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated when incurred or at the first moment it becomes reasonably certain. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have any impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting and reporting of accounting changes and error corrections. It establishes retrospective application as the required method of reporting a change in accounting principle and the reporting of an error in most instances. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” (EITF Issue No. 04-13) was ratified in September 2005 and requires “buy/sell” contractual arrangements entered into after March 15, 2006, or modifications or renewals of existing arrangements after that date, to be reported on a net basis in the results of operations and accounted for as non-monetary transactions. The Company does not expect this to have a significant impact on the Company’s consolidated results of operations or financial position.

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted in 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial position but does not expect it to have a material impact.

ITEM 7. Consolidated Financial Statements.

Our audited Consolidated Financial Statements, including the notes thereto, appear beginning on page F-1 of this report.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

During the most recent fiscal quarter covered by this report, we have continued to take steps to increase staffing in the financial management area and to enlist additional consulting support in order to improve our financial control capabilities. Additionally, we have continued to improve the supervision and training of our accounting staff and have created periodic closing controls in order to strengthen our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

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

Name	Age	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Kraig T. Higginson	51	President	10/14/2003	3/8/2004
		Chief Executive Officer	3/8/2004	1/31/2005
		Chairman of the Board	10/14/2003	**
		Director	10/14/2003	**
Brent M. Cook	45	Director	10/6/2004	**
		Chief Executive Officer	1/31/2005	**
Timothy D. Fehr	64	CTO	3/8/2004	**
		Senior V.P.	3/8/2004	**
Lee A. Daniels	49	Director	5/23/2004	**
William Dwyer	47	Vice President	8/1/2004	**
		Chief Financial Officer	8/1/2004	**
Jonathan Reid	33	Vice President	8/17/2004	**
		General Counsel	8/17/2004	**
D. J. Priano	63	Senior VP, Sales & Marketing	2/18/2005	**
James A. Herickhoff	63	Director	3/28/2005	**
Reynold Roeder	47	Director	10/7/2005	**
Barry Markowitz	64	Director	11/15/2005	**
Alan Perriton	59	Director	12/31/2005	**

**	Each of these persons is presently serving in the capacity indicated.

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

Brent M. Cook. Mr. Cook joined the Company’s Board of Directors in October 2004, and in January 2005, he was named as the Company’s Chief Executive Officer. Mr. Cook is a minority partner in AMP Resources, LLC, a company involved in geothermal power generation and industrial heat recovery generation. Previously, Mr. Cook was President of Headwaters, Inc. - a billion dollar Nasdaq: HDWR listed energy and energy technology company. He served Headwaters from 1996 to 2002 in positions including CEO, President, and Chairman of the Board of Directors. Prior to his Headwaters career, Mr. Cook was Director of Strategic Accounts, Utah Operations, at PacifiCorp, which operates as a local electric utility in seven western states.

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

D. J. Priano. Mr. Priano has served as Senior Vice President of Raser since February 2005. Mr. Priano has had extensive experience in senior executive positions during his employment for Kennecott Corporation, a mining, concentrating, smelting and refining company. During his 30 year career with Kennecott, Mr. Priano had full financial and operations reporting responsibility for various Kennecott properties including Utah Copper, Kennecott’s largest operation. Prior to joining the Company, Mr. Priano served as Senior Vice President of Headwaters, Incorporated (NYSE: HW) from 1997 to 2000, where he was responsible for establishing business relationships and negotiating licensing and supply agreements. From 2000 to 2005, Mr. Priano served as a business consultant.

James A. Herickhoff. Mr. Herickhoff has served as a Director of the Company since March 2005 and serves on the Audit, Nominating and Governance (Chairman), and Compensation committees. Mr. Herickhoff is President, Chief Operating Officer and a principal of Wold Talc Company, which operates one of the largest talc mines in the United States. Mr. Herickhoff has served as a Director of Headwaters Inc. since August 1997 and was elected Vice Chairman of Headwaters in April 1999. From 1987 to 1994, he served as President of Atlantic Richfield Company’s Thunder Basin Coal Company. He previously served as President of Mountain Coal Company, managing all of ARCO’s underground mining and preparation plants. He is the past President of the Wyoming Mining Association and a former Board member of the Colorado and Utah Mining Associations. Mr. Herickhoff received a Bachelor of Science degree in 1964 from St. John’s University, a Master of Science degree in 1966 from St. Cloud State University and attended Kellogg Executive Management Institute at Northwestern University in 1986.

Reynold Roeder. Mr. Roeder has served as a Director of the Company since October 2005 and serves on the Audit Committee (Chairman). He is currently Chief Executive Officer and Co-Owner of LECTRIX, LLC, with offices in Calgary, Alberta, and Portland, Oregon. LECTRIX is developing merchant electrical transmission projects throughout North America. Mr. Roeder is also the Principal and Owner of Roeder & Company LLC, a consulting firm specializing in energy-related matters and tax credit transactions. From 1981 to 1990, he held various positions with Deloitte & Touche and obtained CPA certifications in the states of Oregon, New York and California. Mr. Roeder left public accounting to join PacifiCorp Financial Services, Inc. in 1990, and held various officer positions including Assistant Controller, Controller and Vice President. While there, he had responsibility for compliance and SEC reporting.

Barry Markowitz. Mr. Markowitz has served as a director of the Company since November 2005 and serves on the Audit, Nominating and Governance, and Compensation committees. He is the recently retired president of DTE Energy Services, a sister company to Detroit Edison and a subsidiary of DTE Energy. Mr. Markowitz has successfully acquired and integrated several businesses and executed major transactions with firms such as General Motors, DaimlerChrysler, Ford, Duke Energy, Kimberly Clark and US Steel while at DTE Energy Services. Prior to his position at DTE, Mr. Markowitz was a vice president for the Bechtel Group of Companies, focusing on power industry engineering and construction.

Alan Perriton. On December 31, 2005, Mr Perriton retired as Executive in Charge of Strategic Alliances and New Business Development for General Motors Asia Pacific. Mr. Perriton joined as a Director of the Company in January 2006. Mr. Perriton spent over 34 years with General Motors in various management roles including executive management assignments in the United States and Asia. He held several key procurement management positions, including, International Purchasing for General Motors Material Management Staff, Director of International Purchasing, Asia, and in 1992 was named Executive Director of World Wide Purchasing with an annual budget approaching $30 billion. He was named Advisor Materials Management for GM’s Toyota joint venture, New United Motor Manufacturing Inc. (NUMMI). He subsequently became part of the initial team to create the newly formed Saturn division of General Motors in 1985, and held responsibility as President of General Motors Korea from 1996 through 2001. In his final role, he was responsible for creating the very effective foreign automotive manufacturing operations of GM Daewoo in Korea which has quickly become the growth engine of GM’s Asia-Pacific Operations, including China. Mr. Perriton served on the Advisory Boards of Northwestern University’s Kellogg Business School and Stanford University’s Graduate School of Business and currently serves on the Brigham Young University Marriott School of Management National Advisory Council and is a member of the U.S. / Korea business Advisory Council.

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

Audit Committee.

The Company has an audit committee consisting of Reynold Roeder, Lee Daniels, James Herickhoff and Barry Markowitz. Our Board of Directors has determined that Mr. Roeder is an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B under the Exchange Act of 1934. The qualifications of Mr. Roeder are noted in Part III, Item 9 of this report. All individuals are deemed to be independent members of the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

The following directors, officers and beneficial owners of more than ten percent of the outstanding shares of the Company’s common stock failed to file reports pursuant to Section 16(a) of the Exchange Act on timely basis. The late reports by Mr. Wenninger were associated with a conversion of 35 Series B Convertible preferred shares to 10,000 common shares of the Company on January 20, 2005. This transaction was reported in a Form 4 filing with the Securities and Exchange Commission on February 16, 2005.

Name	Number of late reports	Number of transactions not reported on a timely basis
Fred Wenninger	1	2

We believe that all directors, officers and beneficial owners of more than ten percent of the outstanding shares of the Company’s common stock are currently in compliance with Section 16(a) of the Exchange Act.

Code of Ethics.

We have adopted a Code of Ethics applicable to our Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer or Controller, and other management functions. The Code of Ethics is posted on our Internet website at http://www.rasertech.com. See the Exhibit Index, Part III, Item 13 of this Report.

ITEM 10. Executive Compensation.

No director or executive officer of the Company received any compensation from the date of its inception through October 14, 2003, the date of the Reorganization. The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

					Long Term Compensation (1)
		Annual Compensation			Awards		Payouts
(a) Name and Principal Position	(b) Year or Period Ended	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compensation ($)	(f) Restricted Stock ($) (3)	(g) Securities Underlying Options (#)	(h) LTIP Payouts ($)	(i) All Other Compensation ($)

Brent M. Cook (1)
Chief Executive Officer	12/31/2005	192,500	—	—	—	—	—	14,462
	12/31/2004	—	—	—	—	100,000	—	—
Kraig T. Higginson
Executive Chairman of the Board	12/31/2005	180,000	—	—	—	—	—	—
	12/31/2004	180,000	—	—	—	—	—	—
	12/31/2003	103,269	—	—	—	—	—	—
William Dwyer (2)
Vice President, Chief Financial Officer	12/31/2005	135,000	—	—	659,000	—	—	—
	12/31/2004	59,824	—	—	933,579	—	—	—
DJ Priano (3)
SVP, Sales & Marketing	12/31/2005	115,615	—	—	—	96,000	—	—

(1)	Brent M. Cook joined the company in February 2005 and received compensation of $192,500 over a period of eleven months, which equates to an annualized salary of $220,000. Mr. Cook received $14,462 in cash compensation in lieu of vacation days to which he was entitled pursuant to his employment arrangement with the Company. Mr. Cook was granted 100,000 options in recognition of his service on our Board of Directors which began on October 6, 2004. 50,000 of these shares vested in 2005.
(2)	Restricted share grant to William Dwyer is reflected as long-term compensation. Amounts shown reflect the pro rated amount earned according to the vesting schedules for the grant and the market price at the time of the original grant.
(3)	DJ Priano joined the company in February, 2005 and received compensation of $115,615 over a period of 11 months which equates to an annualized salary of $135,000. Mr. Priano received a grant of 96,000 shares upon joining the Company.

Options/SAR Grants in Last Fiscal Year

Individual Grants

(a) Name	(b) Number of Securities Underlying Options/SARs Granted (#)	(c) % of Total Options/SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price ($/Share)	(e) Expiration Date

Brent M. Cook	—	—	—	—
Kraig T. Higginson	—	—	—	—
William Dwyer	—	—	—	—
DJ Priano	96,000	13%	18.25	2/14/2015

The options granted to DJ Priano vest in twelve equal parts of 8,000 each quarter over the next three years. These options were granted at an exercise price of $18.25 per share, the closing market price on February 15, 2005.

Aggregated Option/SAR Exercises in Last Fiscal year and FY-End Option/SAR Values

(a) Name	(b) Shares Acquired on Exercise (#)	(c) Value Realized ($)	(d) Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		(e) Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brent Cook	0	0	50,000	50,000	587,500	587,500
Kraig T. Higginson	0	0	0	0	0	0
William Dwyer	0	0	0	0	0	0
DJ Priano	0	0	24,000	72,000	0	0

Compensation of Directors.

Pursuant to a resolution adopted by the Compensation Committee of the Board of Directors on November 14, 2005, each committee chairperson of the Board of Directors will receive an annual retainer. Our Audit Committee Chairman receives an annual retainer of $10,000 per year. Chairpersons for the Compensation Committee and the Governance and Nominating Committee receive an annual retainer of $2,500 each. Prorated payments of $1,250, $625 and $625 were made to the respective committee chairpersons in 2005 to recognize service performed subsequent to the date of the resolution.

Pursuant to a resolution adopted by the Compensation Committee of the Board of Directors on November 14, 2005, independent board members receive $500 per meeting for participation by phone, and $1,000 per meeting for participation in person.

Fred Wenninger, director, received $1,000 per board meeting as an allowance for travel, lodging, meals and incidental expenses until his retirement from the Board of Directors on November 14, 2005.

100,000 options were granted to Lee A. Daniels upon joining the Board of Directors. These options vest in four equal parts of 25,000 each quarter over one year. These options were granted at an exercise price of $3.60 which was the closing market price on May 24, 2004.

100,000 options were granted to James A. Herickhoff upon joining the Board of Directors. These options vest in twelve equal parts of 8,333 each quarter over three years. These options were granted at an exercise price of $25.95 which was the closing market price on April 19,2005.

100,000 options were granted to Reynold Roeder upon joining the Board of Directors. These options vest in twenty equal parts of 5,000 each quarter over five years. These options were granted at an exercise price of $12.05 which was the closing market price on October 7, 2005.

100,000 options were granted to Barry Markowitz upon joining the Board of Directors. These options vest in twenty equal parts of 5,000 each quarter over five years. These options were granted at an exercise price of $13.93 which was the closing market price on November 15, 2005.

100,000 options were granted to Alan Perriton upon joining the Board of Directors. These options vest in twenty equal parts of 5,000 each quarter over five years. These options were granted at an exercise price of $15.90 which was the closing market price on December 31, 2005.

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

Mr. Ritter’s agreement was subsequently amended to delay certain vesting amounts, provide for the issuance of registered shares, and in certain cases, deduct a number of shares equal to the value of his withholding tax obligation as described in Exhibits 10.10, 10.12 and 10.13.

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

Mr. Fehr’s agreement was subsequently amended to delay certain vesting amounts and provide for the issuance of registered shares as described in Exhibit 10.15.

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

Mr. Dwyer’s agreement was subsequently amended to delay certain vesting amounts, provide for the issuance of registered shares, and in certain cases, deduct a number of shares equal to the value of his withholding tax obligation as described in Exhibits 10.14.

On January 31, 2005, the Company entered into an At-Will Employment Agreement with Brent M. Cook, in connection with Mr. Cook’s appointment as the Company’s Chief Executive Officer (the “Cook Agreement”). Pursuant to the Cook Agreement, in the event of the termination of Mr. Cook’s employment, Mr. Cook will receive from the Company a severance payment equal to his current annual salary and the average of any bonuses paid during the period prior to the termination of Mr. Cook’s employment.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,919,500	$5.97	16,775
Equity compensation plans not approved by security holders	0	$0.00	0

Total	2,919,500	$5.97	16,775

(1)	This Plan was approved by the Company’s shareholders in May, 2004. As of December 31, 2005 there were 16,775 remaining shares available to be issued under Raser’s Long Term Incentive Plan (the “Plan”). This Plan authorizes, in addition to stock options, other types of stock-based awards in the form of stock appreciation rights, contingent stock, performance shares and performance units and stock or other awards valued by reference to Raser stock. The shares that remain available for issuance under the Plan may be issued in connection with any one of these awards.

Pursuant to the Plan, an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan is equal to the lesser of 1,750,000 shares, 3% of the outstanding shares on the first day of each fiscal year, or an amount determined by the Board.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of February 21, 2006, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. As of February 21, 2006, there were 50,441,255 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of February 21, 2006, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Raser Technologies, Inc., 5152 N. Edgewood Dr., Suite 375, Provo, Utah 84604. This table is based upon information supplied by directors, officers and principal shareholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Total Common Stock
Kraig T. Higginson (1)	14,696,283	29.1%
Ned Warner (2)	6,283,077	12.5%
Jack Kerlin	5,457,370	10.8%
Thomas Bailey (3)	2,752,431	5.5%
Brent M. Cook (4)	760,250	1.5%
William Dwyer (5)	125,000	0.2%
Lee A. Daniels (6)	100,000	0.2%
DJ Priano (7)	32,000	0.1%
James A. Herickhoff (8)	38,333	0.1%
Reynold Roeder (9)	10,000	**
Barry Markowitz (10)	5,000	**
Alan Perriton (11)	5,000	**
All Directors and Named Executive Officers as a group	15,531,283	31.1%

**	Indicates that ownership is less than 0.1%.
(1)	Consists of 6,821,813 shares held in the name of Lighthouse Fund Partners, Inc., 5,764,600 shares held in the name of Higginson Family Investments, LLC, 109,870 shares held in the name of Radion Energy LLC, 900,000 shares held in the name of Jeanette S. Higginson, 500,000 shares held in the name of Eclipse Fund, LLC, 500,000 shares held in the name of HP Fund, LLC, and 100,000 shares held in the name of Jeannette S. Higginson c/f Rebecca A. Higginson, each of which may be deemed to be controlled by Mr. Higginson.

(2)	Consists of 4,669,038 shares held in the name of Ocean Fund, LLC, 1,002,239 shares held in the name of Warner Investments, LP, 330,600 shares held in the name of Risk Management LLC, and 281,200 shares held in the name of Maasai, Inc., each of which may be deemed to be controlled by Mr. Warner.
(3)	Consists of 2,752,431 shares hold in the name of Thomas Bailey Family LC which may be deemed to be controlled by Mr. Bailey, based on information provided to us from the stockholder. Mr. Bailey’s address is: 1383 Devonshire Drive, Provo, UT 84604.
(4)	Includes 710,000 shares held in the name of BMC Highland Investment LLC, 250 shares held by Mr. Cook in an IRA account and 50,000 options which are fully vested. This amount excludes any shares that may be issued to Mr. Cook in connection with the acquisition of Amp Resources which was announced on January 19, 2006.
(5)	Includes 5,000 shares held in the name of William Dwyer c/f Brittany Dwyer, 5,000 shares held in the name of William Dwyer c/f Brian Dwyer and 5,000 shares held in the name of William Dwyer c/f John Dwyer, all of which may be deemed to be controlled by Mr. Dwyer.
(6)	Includes options to purchase 100,000 shares exercisable within 60 days of February 21, 2006. by Mr. Daniels.
(7)	Includes options to purchase 32,000 shares exercisable within 60 days of February 21, 2006. by Mr. Priano.
(8)	Includes 5,000 shares beneficially owned by Mr. Herickhoff and options to purchase 33,333 shares exercisable within 60 days of February 21, 2006. by Mr. Herickhoff.
(9)	Includes options to purchase 10,000 shares exercisable within 60 days of February 21, 2006. by Mr. Roeder.
(10)	Includes options to purchase 5,000 shares exercisable within 60 days of February 21, 2006. by Mr. Markowitz.
(11)	Includes options to purchase 5,000 shares exercisable within 60 days of February 21, 2006. by Mr. Perriton.

Changes in Control.

To the knowledge of management, there are no present arrangements or pledges of the Company’s securities which may result in a change in its control.

ITEM 12. Certain Relationships and Related Transactions.

On January 31, 2005, the Company entered into an At-Will Employment Agreement with Brent M. Cook, its Chief Executive Officer. Pursuant to this Agreement, in the event of the termination of Mr. Cook’s employment, Mr. Cook will receive from the Company a severance payment equal to his current annual salary and the average of any bonuses paid during the period prior to the termination of Mr. Cook’s employment.

Since December 31, 2002, the Company has granted options to purchase an aggregate of 696,000 shares of our common stock to individuals that currently serve as our executive officers and directors. Such options were granted at exercise prices ranging from $3.60 to $25.95 per share, in each case reflecting the fair market value per share of our common stock on the date of grant.

Since December 31, 2002, the Company has granted 900,000 shares of our common stock to individuals that currently serve as our executive officers. Of this total, 375,000 shares had vested as of December 31, 2005, and are included in the total shares outstanding for the company.

Del Higginson, the brother of the Company’s chairman of the board of directors, Kraig Higginson, was an employee of the Company. Del Higginson served as a Mechanical Technician and had an annual salary of $43,200. In connection with his employment, the Company granted Del Higginson an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $3.65 per share, which reflected the fair market value per share of our common stock at the time of the grant as determined by our board of directors. Del Higginson exercised 3,333 options in 2005. The remaining 6,667 options were unvested at the time of his resignation and returned to the Company. Del Higginson is no longer affiliated with the Company.

Kort Sandberg, the brother-in-law of Ned Warner, a beneficial holder of more than 5% of the outstanding shares of common stock of the Company, was an employee of the Company. Kort Sandberg served as an Electrical Engineer and had an annual salary of $60,000. In connection with his employment, the Company granted Kort Sandberg an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.65 per share, which reflected the fair market value per share of our common stock at the time of the grant as determined by our board of directors. Kort Sandberg had vested in 55,556 options at the time of his resignation in 2005. The vesting schedule for an additional 25,000 shares was accelerated in settlement of an ownership and employment dispute. All 80,556 vested options were exercised in 2005, and the remaining 19,444 options that were unvested at the time of his resignation were returned to the Company. Kort Sandberg is no longer affiliated with the Company.

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

On January 19, 2006, the Company announced a definitive agreement to acquire Amp Resources, a private company with technologies focused on power generation. Brent M. Cook, current CEO of Raser, is a minor partner in Amp Resources, holding approximately a 2% interest in the acquired company. Mr. Cook will receive approximately 200,000 additional shares of Raser common as a result of this transaction.

ITEM 13. Exhibits.

(a) Exhibits

Exhibit Number	Description of Document

2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

3.1BC	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2H	Amended and Restated Bylaws of the Registrant.

3.3N	Amended and Restated Articles of Incorporation of the Registrant

4.1H	Specimen Common Stock Certificate.

4.2D	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3H	Form of Debenture.

4.4K	Form of Warrant

4.5K	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

4.6K	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

10.1E	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2F	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3G	Amended and Restated 2004 Long Term Incentive Plan.

10.4H	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5I	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6I	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

Exhibit Number	Description of Document
10.7I	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement
effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8J	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.9K	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.10L	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

10.11M	Lease Agreement by and between the registrant and EsNET Properties L.C., effective as of March 11, 2005.

10.12 O	Second Amended Restricted Stock Grant Agreement dated July 12, 2005 by and between the registrant and John C. Ritter.

10.13 O	Third Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and John C. Ritter.

10.14 O	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated July 29, 2005 by and between the registrant and William Dwyer.

10.15 O	Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and Timothy D. Fehr.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.
B	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.
C	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.
D	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.
E	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.
F	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.
G	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.
H	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.
I	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.
J	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.
K	Incorporated by reference to Exhibit 4.4, Exhibit 4.5, Exhibit 4.6 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on April 7, 2005.
L	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 5, 2005.
M	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 24, 2005.
N	Incorporated by reference to Exhibit 3.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 8, 2005.

O	Incorporated by reference to Exhibit 10.12, Exhibit 10.13, Exhibit 10.14 and Exhibit 10.15 filed with registrant’s Form 10-QSB (File No. 000-30657) on November 14, 2005.

ITEM 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by its principal accountants during the calendar years ended December 31, 2005, and December 31, 2004:

Fee category	2005	2004
Audit fees	$215,886	$60,015
Audit-related fees	730	—
Tax fees	6,308	4,894
All other fees	—	—

Total fees	$222,924	$64,909

Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual consolidated financial statements and the review of the consolidated financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit fees.”

Tax Fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

Our audit committee reviewed and pre-approved all audit and non-audit services provided by Tanner LC. and has determined that the firm’s provision of such services to us during fiscal 2005 is compatible with and did not impair Tanner LC’s independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RASER TECHNOLOGIES, INC.

Date: April 12, 2006	/s/ Brent M. Cook
Brent M. Cook, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent M. Cook and William Dwyer, and each or any one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capabilities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: April 12, 2006	/s/ Brent M. Cook
Brent M. Cook, Chief Executive Officer and Director

Date: April 12, 2006	/s/ Kraig T. Higginson
Kraig T. Higginson, Executive Chairman of the Board

Date: April 12, 2006	/s/ William Dwyer
William Dwyer, Vice President and Chief Financial Officer

Date: April 11, 2006	/s/ Reynold Roeder
Reynold Roeder, Director

Date: April 10, 2006	/s/ Barry Markowitz
Barry Markowitz, Director

Date: April 10, 2006	/s/ Alan Perriton
Alan Perriton, Director

Date: April 11, 2006	/s/ James A. Herickhoff
James A. Herickhoff, Director

Date: April 11, 2006	/s/ Lee A. Daniels
Lee A. Daniels, Director

R ASER TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Raser Technologies, Inc.

We have audited the consolidated balance sheets of Raser Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board, (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raser Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ TANNER LC

Salt Lake City, Utah

April 6, 2006

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$17,457,517	$2,665,486
Restricted cash	410,028	—
Short-term investments	533,512	—
Accounts receivable	134,835	—
Other current assets	154,002	65,863

Total current assets	18,689,894	2,731,349
Equipment, net	580,526	112,800
Patents and trademarks, net	283,121	144,053
Other assets	11,110	8,352

Total assets	$19,564,651	$2,996,554

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$160,576	$20,622
Accrued liabilities	184,483	4,375
Deferred revenues	25,080	10,000

Total current liabilities	370,139	34,997
Contingencies and commitments, (see note 4)
Stockholders equity:
Series B and C convertible preferred stock, $.01 par value, 5,000,000 shares authorized; no and 1,134 shares Series B issued and outstanding, respectively, and no shares of Series C issued and outstanding.	—	11
Common stock, $.01 par value, 250,000,000 shares authorized, 50,404,005 and 48,722,160 shares issued and outstanding respectively.	504,040	487,221
Additional paid in capital	35,675,184	10,526,221
Accumulated deficit	(16,984,712)	(8,051,896)

Total stockholders’ equity	19,194,512	2,961,557

Total liabilities and stockholders’ equity	$19,564,651	$2,996,554

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31
	2005	2004
Revenue	$331,735	$30,000

Operating expense
Cost of sales	481,946	—
General and administrative	7,330,332	5,186,470
Research and development	2,062,050	1,634,541

Total operating expenses	9,874,328	6,821,011

Operating Loss	(9,542,593)	(6,791,011)
Interest expense	—	(203,500)
Interest income	574,972	18,436
Gain on mark-to-market of derivative associated with preferred stock	37,117	—
Loss on the sale of securities	(1,326)	—
Loss on the disposal of assets	(986)	—

Loss before income taxes	(8,932,816)	(6,976,075)
Income tax benefit	—	—

Net loss	(8,932,816)	(6,976,075)
Preferred stock dividends	(7,536)	(66,206)
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	(5,668,704)	(4,240,500)

Net loss applicable to common shareholders	$(14,609,057)	$(11,282,781)

Loss per common share-basic and diluted	$(0.29)	$(0.24)

Weighted average common shares-basic and diluted	49,822,000	47,365,000

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

	Convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2004	—	$—	46,306,000	$463,060	$816,089	$(1,075,821)	$203,328
Stock options and warrants issued for services					553,048		553,048
Beneficial conversion feature					200,000		200,000
Series B preferred stock issued for:
Cash	4,241	42			3,896,313		3,896,355
Common stock issued for:
Exercise of Warrants			114,315	1,143	392,518		393,661
Conversion of debt primarily due from related parties			100,000	1,000	199,000		200,000
Conversion of Series B preferred stock	(3,107)	(31)	887,566	8,876	(8,845)		—
Employee compensation			687,500	6,875	3,041,910		3,048,785
Consulting services			104,479	1,044	462,951		463,995
Cash			522,300	5,223	1,039,443		1,044,666
Series B preferred stock dividends paid					(66,206)		(66,206)
Net loss						(6,976,075)	(6,976,075)

Balance at December 31, 2004	1,134	$11	48,722,160	$487,221	$10,526,221	$(8,051,896)	$2,961,557
Stock options and warrants issued for services					268,783		268,783
Derivative liability associated with Series C preferred stock					(37,117)		(37,117)
Expense recorded for acceleration of vesting of stock options					660,250		660,250
Series C preferred stock issued for:
Cash	20,000	200			18,401,866		18,402,066
Common stock contributed by stockholder per Share Contribution Agreement			(218,587)	(2,186)	2,186		—
Common shares returned for Settlement Agreement			(169,800)	(1,698)	1,698		—
Common stock issued for:
Option exercises			136,389	1,364	525,831		527,195
Warrant exercises			353,429	3,534	2,959,516		2,963,050
Conversion of Series B preferred stock	(1,134)	(11)	323,995	3,240	(3,229)		—
Conversion of Series C preferred stock	(20,000)	(200)	1,051,919	10,519	(10,356)		(37)
Employee compensation			187,500	1,875	2,064,119		2,065,994
Consulting services			17,000	170	322,954		323,124
Series B preferred stock dividends paid					(7,536)		(7,536)
Net Loss						(8,932,816)	(8,932,816)

Balance at December 31, 2005	—	$—	50,404,005	$504,040	$35,675,184	$(16,984,712)	$19,194,512

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,932,816)	$(6,976,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization expense	103,269	20,276
Gain on derivative associated with Series C preferred stock	(37,117)	—
Loss on disposal of assets	986	—
Loss on the sale of securities	1,326	—
Common stock, stock options and warrants issued for services	3,318,151	4,065,828
Beneficial conversion feature on conversion of related party notes payable	—	200,000
Increase in accounts receivable	(134,835)	—
Increase in other assets	(90,897)	(65,863)
(Decrease) increase in account payable	139,954	(48,817)
(Decrease) increase in accrued liabilities	180,108	(22,732)
Increase in unearned revenues	15,080	10,000

Net cash used in operating activities	(5,436,791)	(2,817,383)

Cash flows from investing activities:
Purchase of short-term investments	(738,088)	—
Sale of short-term investments	203,250	—
Increase in restricted cash	(410,028)	—
Increase in patents and trademarks	(155,312)	(119,814)
Purchase of property and equipment	(556,810)	(97,496)
Proceeds from the sale of equipment	1,073	—

Net cash used in investing activities	(1,655,915)	(217,310)

Cash flows from financing activities:
Proceeds from related party note payable	—	65,000
Proceeds from convertible note payable	—	200,000
Payments on related party note payable	—	(65,000)
Proceeds from sale of Series A preferred stock	—	—
Proceeds from sale of Series B preferred stock	—	3,896,355
Proceeds from sale of Series C preferred stock	18,402,066	—
Proceeds from the sale of common stock and member contributions	3,490,207	1,438,327
Preferred stock dividends paid	(7,536)	(66,206)

Net cash provided by financing activities	21,884,737	5,468,476

Net increase in cash and cash equivalents	14,792,031	2,433,783

Cash and cash equivalents at beginning of period	2,665,486	231,703

Cash and cash equivalents at end of period	$17,457,517	$2,665,486

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Raser Technologies, Inc., a Utah corporation (the Company) is a technology licensing company that develops and licenses advanced electric motor, electronic motor drive, power generation and related technologies. The Company’s portfolio of electromagnetic technologies apply to both electricity-to-motion and motion-to-electricity applications and include alternating current (AC) induction motors, controllers, alternators, integrated starter alternators and generators along with other electromagnetic technologies in early stages of development. The Company continually searches for new technologies to add to its intellectual property portfolio through research and development efforts, partnerships and acquisitions.

The Company has two wholly owned subsidiaries, Raser Technology Operating Company, Inc. and RT Patent Company, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Raser Technologies, Inc., and its wholly owned subsidiaries, Raser Technology Operating Company, Inc. and RT Patent Company, Inc. All significant inter-company transactions have been eliminated.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The fair values of short-term investments are determined using quoted market prices for these securities.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash of $410,028 as of December 31, 2005 consists of a certificate of deposit held with a bank to secure a credit card purchasing arrangement to facilitate employee travel and certain purchases necessary for the Company’s business operations.

Short-term Investments

Short-term investments are considered available-for-sale securities and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. As of December 31, 2005, the cost and fair market value of short-term investments was $533,512, therefore there was no unrealized gain or loss. Short-term investments as of December 31, 2005 consisted of corporate bonds that all had maturity dates of less than 12 months.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management estimates an allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Accounts receivable are considered to be past due if any portion of the receivable balance is outstanding for more than 180 days. Interest is charged on trade receivables that are outstanding for more than 180 days and is recognized as it is charged. After the receivable becomes more than 360 days past due, it is placed on non-accrual status and accrual of interest is suspended.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

Equipment

Equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives of equipment are as follows:

Office Equipment	3-7 years
Engineering Equipment	5-7 years
Demonstration Vehicles	5-7 years

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. Upon retirement or disposition of equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

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

The Company has not experienced any challenge to its intellectual property. In the event that the Company’s patents or trademarks are challenged or infringed upon, the company would evaluate the threat and develop an appropriate course of action. The Company would assess the likelihood of prevailing in the defense of its intellectual property and would capitalize the amount spent in defense of patent and trademark rights as long as a successful outcome was reasonably anticipated.

Income Taxes

The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, as amended. We expect to earn revenue through various sources. The primary sources of anticipated revenue are: fees for engineering services, fees for the license of technology, and royalty fees.

Recognition of license fee revenue will occur when a signed agreement exists with the customer, the price is fixed or determinable, the Company has delivered the license to the customer, collection of the license fee is reasonably assured, and the Company has no ongoing or future service obligation. If the license agreement requires the Company to provide services in connection with the license over a period of time, the license fee revenue will be recognized ratably over the contractual period.

Recognition of royalty revenue will occur as soon as the production quantity on which the payment is to be based is known. It is anticipated that some customers may report production on a one month lag, resulting in revenue recognition lagging customer production by one month.

Recognition of revenue related to engineering services depends on whether the revenue is contingent on deliverables by the Company in any way. If the fee is non-refundable, the Company has no specific milestones to meet, and there are no required performance criteria, the Company recognizes revenue as the cost is incurred to complete the project on a percent of completion basis. If there are specific milestones that must be met before payment becomes due, the Company recognizes the revenue at the completion of each milestone. Costs incurred to achieve the milestones are deferred and recognized to match the recognition of revenue unless they are determined not to be recoverable. If there are specific performance criteria, revenue is recognized when the customer agrees that the specific performance criteria are met. Costs incurred to achieve the performance criteria are deferred and recognized to match the recognition of revenue unless they are determined not to be recoverable. If the fee is entirely cost based, revenue is recognized as the cost is incurred to complete the project.

Stock-Based Compensation

The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) Accordingly, no compensation cost is recognized in the consolidated financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. 757,000 compensatory options were issued to employees and directors under Raser’s Long Term Incentive Plan in the year ended December 31, 2005. 1,035,000 compensatory options were issued to employees under Raser’s Long Term Incentive Plan in the year ended December 31, 2004. Had compensation expense for the Company’s stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s results of operations would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004
Net loss applicable to common shareholders as reported	$(14,609,057)	$(11,282,781)
Deduct:
Total stock-based employee compensation expense determined under fair value based method	(1,833,065)	(2,208,831)

Net loss pro forma	$(16,442,122)	$(13,491,612)

Basic and diluted – as reported	$(.29)	$(.24)

Basic and diluted – pro forma	$(.33)	$(.28)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004
Expected dividend yield	$—	$—
Expected stock price volatility	111% - 115%	93% - 103%
Risk-free interest rate	4.2%	4.2%
Expected life of options	6	10

The weighted average fair value of options granted to employees and directors during 2004 and 2005 was $3.57 and $14.70 per share respectively.

Stock options and warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123 which requires expense recognition based on the fair value of the options/warrants granted. The Company calculates the fair value of options and warrants granted by using the Black-Scholes pricing model. During 2004, the Company granted options to purchase 250,000 shares of common stock for services. The issuance of these options resulted in general and administrative expense of $499,168 in 2004 and $268,783 in 2005. During 2004, the Company issued warrants to purchase 25,000 shares of common stock for services. The issuance of these warrants resulted in general and administrative expenses of $53,880 in 2004. There were no options or warrants issued for services in 2005.

Stock Issued for Services and Assets

The Company may issue shares of common stock or preferred stock as payment for services or purchase of assets. Stock issued for services is valued based on the fair value of the stock on the date the commitment to issue the stock has occurred or the value of the services received, whichever is more readily determinable. Expense is measured based on the more readily determinable value of the stock issued or services received, and is recognized upon vesting of the stock award or performance of the services. Stock issued for the purchase of assets is also valued based on the fair value of the stock on the date the stock is issued or required to be issued per the purchase agreement, or the fair value of the assets acquired, whichever is more readily determinable. The assets are recorded based on the more readily determinable fair value of the stock issued or the assets acquired.

Loss per Share

The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the conversion of preferred stock to common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 1,708,377 shares of common stock at prices ranging from $3.05 to $8.55 and 1,134.5 shares of Series B Convertible preferred stock were outstanding at December 31, 2004, but were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. Options and warrants to purchase 1,921,947 shares of common stock at prices ranging from $3.60 to $25.95 were outstanding on December 31, 2005, but were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Approximately 95% of the Company’s revenues in 2005 were from two customers and all of the outstanding accounts receivable at December 31, 2005 was from one customer. During 2004, the revenue was from one customer.

Use of Estimates in the Preparation of Combined Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform with the current year presentation.

2. Equipment

Equipment consisted of the following as of December 31,:

	2005	2004
Office equipment	$422,803	$93,653
Engineering equipment	233,968	16,491
Demonstration vehicles	27,013	20,200

Total	683,784	130,344
Accumulated depreciation	(103,258)	(17,544)

Net Equipment	$580,526	$112,800

3. Patents and Trademarks.

At December 31, 2005 and 2004, the Company had capitalized costs directly related to the application for patents and trademarks in the amount of $295,319 and $147,951, respectively. We began to amortize the costs of these patents in the fourth quarter of 2004 and had accumulated amortization of $12,198 and $3,898 at December 31, 2005 and 2004, respectively. The balance of a patent’s value will be expensed if the application is not approved.

	December 31,
	2005	2004
Patents	$261,729	$128,595
Trademarks	33,590	19,356

Patents and Trademarks at Cost	295,319	147,951
Accumulated Amortization	(12,198)	(3,898)

Net Patents & Trademarks	$283,121	$144,053

Estimated amortization expense, if all patents were issued at the beginning of 2006, for each of the next five years would be $12,743 per year.

4. Commitments

The Company has entered non-cancelable operating leases for its business facility and a testing facility. The Company has commitments under these leases that extend through August 31, 20011. Future minimum lease payments under non-cancelable operating leases as of December 31, 2005 were as follows:

Year Ending December 31,	Minimum lease payment
2006	$194,378
2007	199,008
2008	183,024
2009	172,440
2010	176,235
2011	119,177

Total minimum payments	$1,044,261

Total rent expense for the years ended December 31, 2005 and 2004, was approximately $143,000 and $100,000, respectively.

The Company has a contractual obligation to pay $750,000 in investment banking fees upon closing of the acquisition transaction with Amp Resources.

The Company has a contractual obligation to issue 250,000 shares to a former employee as net shares. A net share issuance will result in the use of cash to satisfy its withholding tax obligation. This obligation will be determined by the value assigned to Raser’s common stock on the vesting date. The cash impact of this net share obligation is estimated to be approximately $1 million.

5. Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock.

Series B Preferred Stock

In the third quarter of 2004 the company sold 4,240.5 shares of Series B 7%, $.01 par value, convertible non-voting preferred stock (“Series B Preferred Stock”) in exchange for net proceeds of approximately $3.9 million. As of December 31, 2005 and 2004 there were no and 1,134.5 shares outstanding, respectively. The offering price was $1,000 per share.

On January 20, 2005, the Company converted all outstanding Series B Preferred Stock pursuant to the terms of the Certificate of Designation.

Dividends

The holders of the Series B Preferred Stock are entitled to dividends at the rate of 7 percent per year of the value of their investment, payable quarterly, in either cash or shares of Raser common stock. Dividends are cumulative. The Company elected to pay all dividends in cash during 2004 and 2005. The Company’s dividend obligation ceased upon conversion of all outstanding Series B Preferred Stock shares on January 20, 2005.

Warrants

Holders of Series B Preferred Stock were granted cash-only exercise warrants equal to 25% of the common stock available to them upon conversion at an exercise price of $8.55 per share. As of December 31, 2004 no preferred shareholders had exercised their warrants from the Series B Preferred Stock offering. During 2005, 271,177 warrants were exercised by holders of Series B Preferred Stock, providing approximately $2.3 million in cash to the company.

Convertibility

Series B Preferred Stock is convertible into the Company’s common stock by dividing $3.50 into the value of the investment at $1,000 per preferred share.

During 2004 3,107 shares of Series B Preferred Stock were converted into 887,566 shares of the Company’s common stock and the remaining 1,133.5 Series B Preferred shares were converted into 323,995 shares of the Company’s common stock in 2005. As a result of the warrants granted in connection with the sale of Series B Preferred Stock and the beneficial conversion feature inherent in the conversion rights and preferences of Series B Preferred Stock, the Company has recognized a deemed dividend of $4,240,500 upon issuance of the Series B Preferred Stock in 2004. This deemed dividend was calculated based on the conversion price above at the time of conversion. Because the Company has an accumulated deficit, dividends were recorded as additional paid-in-capital and had no affect on that account.

Series C Preferred Stock

In the second quarter of 2005 the company sold 20,000 shares of Series C, $.01 par value, convertible preferred stock (“Series C Preferred Stock”) in exchange for net proceeds of approximately $18.4 million. As of December 31, 2005 there were no shares outstanding. The offering price was $1,000 per share. All shares of Series C Preferred Stock were converted to common stock during 2005.

Dividends

There were no dividends associated with the Series C Preferred Stock offering. In addition, the Company agreed that it would not pay any dividends out of any assets on any of its capital stock at any time prior to the maturity date for the Series C Convertible preferred stock.

Warrants

In connection with the Series C Preferred Stock, the Company issued warrants exercisable into 166,666 shares of common stock at an exercise price of $24 per share. The fair value of the warrants, based on the Black-Scholes option pricing model, was determined to be $1,381,595. After allocating this amount to the warrants, and after allocating $37,117 to the redemption feature embedded derivative, the beneficial conversion feature of the Series C Preferred Stock was determined to be $4,249,992; resulting in a combined deemed dividend and beneficial conversion feature of $5,668,704. This amount was reflected as additional net loss to compute net loss applicable to common shareholders.

The exercise price for the 166,666 outstanding warrants issued in connection with the Series C Preferred Stock financing was also determined on the Mandatory Conversion Date to be $18.192 per warrant share. These warrants expired unexercised on August 2, 2005.

Convertibility

The shares of Series C Preferred Stock were convertible at the option of the holders into shares of common stock, and were initially convertible into 833,332 shares of common stock at an initial conversion price of $24.00 per share, which was calculated at a 9% discount to the average closing price for the 10-trading day period ending on March 31, 2005. A total of 3,568 shares of Series C Preferred Stock were converted at a conversion price of $24.00 per share into 148,666 common shares during the optional conversion period in the second quarter of 2005.

Pursuant to the Certificate of Designation of the Preferences, Rights and Limitations of the Series C Preferred Stock (the “Certificate of Designation”), all of the outstanding shares of Series C Preferred Stock were automatically converted into shares of Common Stock on July 3, 2005 (the “Mandatory Conversion Date”). Pursuant to the Certificate of Designation, the conversion price at which the outstanding shares of Series C Preferred Stock were converted into common stock on the Mandatory Conversion Date was equal to the average trading price of the Company’s common stock during the ten day trading period beginning on June 20, 2005 and ending on July 1, 2005 (the “Reset Provision”), which was $18.192 per share of common stock. Accordingly, 16,432 shares of Series C Preferred Stock were converted into 903,253 shares of our common stock on the Mandatory Conversion Date.

In accordance with the Share Contribution Agreement dated April 7, 2005 between the Company and Mr. Kraig T. Higginson, Executive Chairman of the Company’s Board of Directors, 218,587 common shares were transferred by Mr. Higginson to the Company to offset the dilutive effects of the conversion of shares of Series C Preferred Stock into shares of the Company’s common stock on the Mandatory Conversion Date. Because the Company did not pay any amount for these shares and the shares were not transferred as payment for any services, the transfer by Mr. Higginson was recorded as a reduction in the par value of the Company’s common stock with an offsetting amount in additional paid-in capital. Therefore, there was no net effect on stockholders’ equity.

The Company granted registration rights for all of the shares of common stock underlying the Series C Preferred Stock. In accordance with the agreement with the selling shareholders, the Company was required to timely obtain and maintain effectiveness of the registration statement, or pay the selling shareholders as liquidated damages an amount equal to 0.67 of one percent of the aggregate purchase price of the Series C Preferred Stock for every 30 day period, or part thereof, in which the Company remained delinquent in meeting its registration obligations, with a maximum of 8% of the selling price of the Series C Preferred Stock. This registration statement was filed on April 20, 2005 and was declared effective by the Securities and Exchange Commission on May 4, 2005.

On August 24, 2005, the Company filed prospectus supplements with the Securities and Exchange Commission to incorporate into the Registration Statements on Form SB-2 the Quarterly Report on Form 10-QSB dated June 30, 2005. The Company has confirmed that all shareholders of Series C Preferred Stock had converted their shares by the end of the third quarter of 2005, and that all warrants related to the Series C Preferred Stock offering have expired. Accordingly, the Company does not currently plan to maintain the effectiveness of the Registration Statement on Form SB-2, filed on April 20, 2005.

Redemption Feature

The maximum number of shares to be issued by Raser under the Series C Preferred Stock offering was limited to 2,833,332. Any remaining preferred shares, after conversion into a maximum amount of 2,833,332 common shares on the mandatory conversion date, would be redeemed at $1,000 per preferred share.

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the shares of Series C Preferred Stock shall participate in any distribution of the assets of the Company legally available for distribution with the shares of Series C preferred stock, being treated for this purpose as if they had been converted to shares of Common Stock at the Conversion Price then in effect.

Voting Rights

Except as required by law, the holders of Series C Preferred Stock and the holders of Common Stock shall vote together and not as separate classes. Each holder of Series C Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series C Preferred Stock held by such holder could be converted as of the record date. The holders of shares of the Series C Preferred Stock shall be entitled to vote on all matters on which the Common Stock shall be entitled to vote. Fractional votes shall not, however, be permitted and any fractional voting rights resulting from the above formula (after aggregating all shares into which shares of Series C Preferred Stock held by each holder could be converted), shall be disregarded.

Embedded Conversion Feature

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires certain instruments that are embedded in a host contract to be separately identified and accounted for as derivative instruments. The Company performed an analysis of the embedded conversion feature and embedded redemption feature of the Series C Preferred Stock in accordance with SFAS No. 133 and determined that the redemption feature required separate accounting as an embedded derivative. The conversion feature was determined to be clearly and closely related to the Series C Preferred Stock and, therefore, did not require separate accounting as a derivative in accordance with SFAS No. 133.

The Company determined that the value of the redemption feature embedded derivative upon issuance of the Series C Preferred Stock on April 11, 2005 was $37,117. This amount was recorded as a derivative liability and a corresponding discount to the Series C Preferred Stock. The discount to the Series C Preferred Stock was immediately accreted as a deemed dividend, resulting in a decrease to additional paid-in capital, since the Series C Preferred Stock was immediately convertible and did not have a stated life. Upon the conversion of the Series C Preferred Stock to common stock, the fair value of the redemption feature embedded derivative was determined to be $0. Therefore, the change in the value of the redemption feature embedded derivative of $37,117 was recorded as a gain in the consolidated statement of operations.

6. Common Stock

Common Stock Issuances

During the year ended December 31, 2005, the Company issued 187,500 shares of common stock in conjunction with the employment contracts of certain key employees. These shares and accruals for future issuance of shares in employment contracts resulted in compensation expense of $2,065,994. The Company issued 17,000 shares of common stock for consulting services valued at $323,124. The Company converted 1,133.5 shares of Series B Convertible preferred stock into 323,995 shares of common stock based on the conversion terms of the Series B Convertible preferred stock. The Company converted 20,000 shares of Series C Convertible preferred stock into 833,332 shares of common stock based on the conversion terms of the Series C Convertible preferred stock. The Company issued 136,389 shares of common stock as a result of option exercises, and 353,429 shares of common stock as a result of warrant exercises. A service provider returned 169,800 shares to the Company in settlement of a dispute.

During the year ended December 31, 2004, the Company converted debt of $200,000 in exchange for 100,000 shares of common stock, or at $2.00 per share. The Company issued 687,500 shares of common stock in conjunction with the employment contracts of certain key employees. These shares resulted in compensation expense of $3,048,785. The Company issued 104,479 shares of common stock for consulting services valued at $463,995. The Company converted 3,107 shares of Series B Convertible preferred stock into 887,566 shares of common stock based on the conversion terms of the Series B Convertible preferred stock.

From February to June, 2004, the Company sold 522,300 shares of its common stock to certain accredited investors, at a price of $2.00 per share.

7. Stock Options and Warrants

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

Warrants were granted to preferred stock holders and the investment banker in connection with our Series B preferred stock offering in the third quarter of 2004. Warrants were granted to preferred stock holders in connection with our Series C Convertible preferred stock offering in the second quarter of 2005.

Information regarding the stock options and warrants is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2004	—	$—
Granted	1,822,692	5.10
Exercised	114,315	3.44
Forfeited	—	—
Expired	—	—

Outstanding at January 1, 2005	1,708,376	$5.21
Granted	948,666	17.06
Exercised	489,818	7.13
Forfeited	78,611	6.81
Expired	166,666	18.19

Outstanding at December 31, 2005	1,921,947	$9.38

The following table summarizes information about stock options and warrants outstanding at December 31, 2005:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00 - $5.10	1,060,000	6.81	$4.03	985,000	$4.04
$6.00 - $9.10	124,947	5.43	8.06	90,781	8.26
$12.05 - $17.20	470,000	9.78	15.11	8,500	17.14
$18.25 - $25.95	267,000	9.19	21.13	51,316	20.75

Total	1,921,947	7.78	$9.38	1,135,597	$5.21

8. Supplemental Cash Flow Information

For the year ended December 31, 2005:

•	No cash was paid for interest or income taxes.

•	The Company exchanged 1,133.5 shares of Series B Convertible Preferred Stock and 20,000 shares of Series C Convertible Preferred Stock for 1,375,914 shares of common stock.

•	The Company issued 218,587 common shares to investors pursuant to the reset provision in the Certificate of Designation of the Preferences, Rights and Limitations of the Series C Convertible preferred stock offering. In accordance with the Share Contribution Agreement between the Company and Mr. Kraig Higginson, Executive Chairman of the Company’s Board of Directors, 218,587 common shares were transferred by Mr. Higginson to the Company to offset the dilutive effects of the reset provision.

•	The Company recorded a non-cash gain of $37,117 associated with the classification of the redemption feature of the Series C Preferred Stock offering as an embedded derivatives on the original issue date, and reclassification of that feature to equity in accordance with SFAS No. 133 and EITF 00-19.

For the year ended December 31, 2004:

•	Cash of $3,500 was paid for interest and no cash was paid for income taxes.

•	The Company recorded a beneficial conversion feature of $200,000 related to convertible debt issued. This beneficial conversion feature was equal to the total proceeds of the debt.

•	The Company converted $200,000 of debt into 100,000 shares of common stock

•	The Company exchanged 3,107 shares of Series B preferred stock for 887,566 shares of common stock.

9. Income Taxes

At December 31, 2005, the Company had net operating loss carry-forwards available to offset future taxable income of approximately $13,305,070 which will begin to expire in 2023. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net carry-forwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carry-forwards. For example, limitations are imposed on the utilization of net operating loss carry-forwards if certain ownership changes have taken place or will be limited. The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized. The amount of and ultimate realization of the benefits form the net operating losses is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying consolidated statements of operations.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. The deferred income tax assets (liabilities) are comprised of the following at December 31, 2005 and December 31, 2004:

	December 31,
	2005	2004
Net operating loss carry-forwards	$4,963,000	$1,603,000
Research and development tax credit	278,000	129,000
Depreciation and Amortization	(27,000)	1,000
Stock compensation	1,015,000	—
Charitable contribution carry forward	200	—
Valuation allowance	(6,229,200)	(1,733,000)

Net deferred income tax asset	$—	$—

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company’s benefit for income taxes for the years ended December 31, 2005 and December 31, 2004 is as follows:

	December 31,
	2005	2004
Federal income tax benefit at statutory rate	$3,050,000	$2,372,000
Beneficial conversion feature related to debt	—	(75,000)
Book and tax differences for warrant and stock transactions	1,016,000	(1,163,000)
Research and development credit – net tax effect	148,000	46,000
State Tax Expense Benefit	295,000	230,000
Other	(13,000)	22,000
Change in valuation allowance	(4,496,000)	(1,432,000)

Income tax benefit for fiscal year	$—	$—

10. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA provides a new deduction for certain qualified domestic production activities. FSP No. 109-1 clarifies that such deduction should be accounted for as a special deduction, not as a tax rate reduction, under SFAS No. 109, “Accounting for Income Taxes,” no earlier than the year in which the deduction is reported on the tax return. FSP No. 109-1 did not have any impact on the Company’s consolidated financial statements for 2005 and is not expected to have a significant impact on the Company’s consolidated financial statements in the future.

FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (“FSP No. 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the AJCA on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company was not impacted by the provision because the Company does not have any foreign operations and therefore did not repatriate earnings during 2005.

EITF Issue No. 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF Issue No. 04-10”) was ratified in October 2004 and requires that operating segments that do not meet the quantitative thresholds as defined in SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information” (“SFAS 131”) can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS 131, the segments have similar economic characteristics and the segments are similar in a majority of the aggregation criteria listed in SFAS 131. EITF Issue No. 04-10 was effective for fiscal years ending after September 15, 2005 and had no impact on the segment reporting for the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect the adoption of SFAS 151 will have on its consolidated results of operations and financial position but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and transition method to be used at the date of adoption. The transition method alternatives include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would require compensation expense to be recorded for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the method of adoption, the effect of adoption, and whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123; however the Company believes the adoption of SFAS 123R will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and was required to be adopted in the third quarter of 2005. The adoption of SFAS 153 did not have a significant impact on the Company’s consolidated results of operations and financial position.

EITF Issue No. 03-13 “Applying the Condition in Paragraph 42 of FASB No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations” (EITF Issue No. 03-13), ratified in November 2004, provides application guidance on paragraph 42 of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” in determining whether to report discontinued operations. Specifically EITF Issue No. 03-13 addresses which cash flows are to be considered and what forms of involvement constitute significant continuing involvement in an asset, as well as specifying a period for reassessment. EITF Issue No. 03-13 was effective for fiscal periods beginning after December 15, 2004 and it did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

In March 2005, The FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143” (FIN 47), with the purpose of clarifying that the term conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated when incurred or at the first moment it becomes reasonably certain. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have any impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting and reporting of accounting changes and error corrections. It establishes retrospective application as the required method of reporting a change in accounting principle and the reporting of an error in most instances. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” (EITF Issue No. 04-13) was ratified in September 2005 and requires “buy/sell” contractual arrangements entered into after March 15, 2006, or modifications or renewals of existing arrangements after that date, to be reported on a net basis in the results of operations and accounted for as non-monetary transactions. The Company does not expect this to have a significant impact on the Company’s consolidated results of operations or financial position.

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-

temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted in 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial position but does not expect it to have a material impact.

11. Subsequent Events

On January 19, 2006, the Company entered into a definitive agreement to acquire Amp Resources, LLC, a private company with technologies focused on power generation.

Under the terms of the agreement, the Company will acquire Amp Resources and its portfolio of technologies for heat transfer and renewable power generation. The Company will also assume ownership of multiple, long-term geothermal energy sales contracts with public and private utilities. It is anticipated that these power generation projects will be developed and placed in service by December, 2007, thereby qualifying for the Production Tax Credit (PTC) incorporated in the Energy Bill which passed in the fall of 2005.

Amp Resources equityholders will receive up to 10 million shares of the Company’s common stock and approximately $38 million in cash. The Company will also assume liabilities and approximately $50 million in debt, which the Company intends to retire within 12 months of closing. Upon the close of the transaction, Amp Resources equityholders will own approximately 16% of the Company’s common stock on a fully diluted basis.

The transaction is subject to customary closing conditions, including regulatory approval, as well as the Company obtaining financing to fund the repayment of approximately $38 million of indebtedness of Amp Resources at closing. The Company intends to finance the repayment of Amp Resources’ indebtedness through the sale of debt or equity securities, or possibly through other sources of capital prior to the closing of this transaction.

On March 28, 2006, the Company issued net shares to a former employee resulting in a use of cash of approximately $1 million dollars. The Company has no further net share issuance obligations.

On April 6, 2006, the Company entered into a promissory note with Amp Resources, LLC. Under the terms of the note, the Company will loan up to $5 million to Amp Resources at an interest rate of 10% compounded annually, due and payable in full on or before the earliest to occur of any of the following:

a)	March 1, 2007; or

b)	Sale of any of four projects (1. Stillwater, NV, 2. Salt Wells, NV, 3. Cove Fort, UT, or 4. Surprise Valley, CA) (the “Geothermal Projects”); or

c)	Assignment or sale of power purchase contracts covering any or all of the Geothermal Projects; or

d)	Financing of at least two or more of the Geothermal Projects for production of electricity pursuant to any power purchase contracts.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

3.1BC	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2H	Amended and Restated Bylaws of the Registrant.

3.3N	Amended and Restated Articles of Incorporation of the Registrant

4.1H	Specimen Common Stock Certificate.

4.2D	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3H	Form of Debenture.

4.4K	Form of Warrant

4.5K	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

4.6K	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

10.1E	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2F	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3G	Amended and Restated 2004 Long Term Incentive Plan.

10.4H	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5I	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6I	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7I

At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8J	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.9K	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.10L	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

10.11M	Lease Agreement by and between the registrant and EsNET Properties L.C., effective as of March 11, 2005.

10.12O	Second Amended Restricted Stock Grant Agreement dated July 12, 2005 by and between the registrant and John C. Ritter.

10.13 O	Third Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and John C. Ritter.

10.14 O	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated July 29, 2005 by and between the registrant and William Dwyer.

10.15 O	Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and Timothy D. Fehr.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.
C	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.
D	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.
E	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.
F	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.
G	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.
H	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.
I	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.
J	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.
K	Incorporated by reference to Exhibit 4.4, Exhibit 4.5, Exhibit 4.6 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on April 7, 2005.
L	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 5, 2005.
M	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 24, 2005.
N	Incorporated by reference to Exhibit 3.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 8, 2005.
O	Incorporated by reference to Exhibit 10.12, Exhibit 10.13, Exhibit 10.14 and Exhibit 10.15 filed with registrant’s Form 10-QSB (File No. 000-30657) on November 14, 2005.