Form 10-Q
period 2006-03-31
RASER TECHNOLOGIES INC
filed 2006-05-15
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30657

RASER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0638510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5152 North Edgewood Drive, Suite 375

Provo, Utah 84604

(Address, including zip code, of registrant’s principal executive offices)

(801) 765-1200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

There were 50,628,212 shares of the registrant’s common stock, par value $0.01, outstanding on May 9, 2006.

Raser Technologies, Inc.

SEC Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$15,063,620	$17,467,545
Restricted cash	400,000	400,000
Short-term investments	—	533,512
Notes receivable	1,610,636	—
Accounts receivable	—	134,835
Other current assets	65,600	154,002

Total current assets	17,139,856	18,689,894
Equipment, net	578,404	580,526
Patent and trademarks, net	303,851	283,121
Deferred acquisition costs	162,631	—
Other assets	11,110	11,110

Total assets	$18,195,852	$19,564,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$143,001	$160,576
Accrued liabilities	1,330,376	184,483
Deferred revenues	28,529	25,080

Total current liabilities	1,501,906	370,139
Commitments and contingencies, (see note H)
Stockholders’ equity:
Series B and C convertible preferred stock, $.01 par value, 5,000,000 shares authorized; no shares of Series B issued and outstanding, and no shares of Series C issued and outstanding	—	—
Common stock; $0.01 par value; 250,000,000 shares authorized 50,610,462 and 50,404,005 shares issued and outstanding, respectively	506,105	504,040
Additional paid in capital	36,213,268	35,675,184
Accumulated deficit	(20,025,427)	(16,984,712)

Total stockholders’ equity	16,693,946	19,194,512

Total liabilities and stockholders’ equity	$18,195,852	$19,564,651

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$33,736	$—

Operating expenses:
Cost of sales	55,584	—
General and administrative	2,354,697	1,723,648
Research and development	856,461	551,244

Total operating expenses	3,266,742	2,274,892

Operating loss	(3,233,006)	(2,274,892)
Interest income	200,803	23,947
Loss on the sale of securities	(8,512)	—

Loss before income taxes	(3,040,715)	(2,250,945)
Income tax benefit	—	—

Net loss	(3,040,715)	(2,250,945)
Preferred stock dividends	—	(7,536)

Net loss applicable to common shareholders	$(3,040,715)	$(2,258,481)

Loss per common share — basic and diluted	$(0.06)	$(0.05)

Weighted average common shares — basic and diluted	50,444,000	49,231,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows used in operating activities:
Net loss	$(3,040,715)	$(2,250,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	48,088	8,802
Loss on the sale of securities	8,512	—
Common stock, stock options and warrants issued for services	1,411,989	765,860
Decrease in accounts receivable	134,835	—
Decrease in other current assets	88,402	29,168
(Decrease) / increase in accounts payable	(17,575)	167,501
Increase in accrued liabilities	150,979	151,897
Increase in unearned revenues	3,449	—

Net cash used in operating activities	(1,212,036)	(1,127,717)

Cash flows used in investing activities:
Purchase of available for sale securities	—	(3,114,711)
Increase in notes receivable	(1,610,636)	—
Proceeds from the sale of short-term investments	525,000	—
Increase in restricted cash	—	(400,000)
Increase in patents and trademarks	(24,091)	(27,148)
Purchase of equipment	(42,606)	(100,732)
Increase in deferred acquisition costs	(162,631)	—

Net cash used in investing activities	(1,314,964)	(3,642,591)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	25,650	2,195,996
Proceeds from exercise of common stock options	97,425	—
Preferred stock dividend	—	(7,536)

Net cash provided by financing activities	123,075	2,188,460

Net decrease in cash and cash equivalents	$(2,403,925)	$(2,581,848)
Cash and cash equivalents, beginning of period	17,467,545	2,665,486

Cash and cash equivalents, end of period	$15,063,620	$83,638

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A. Basis of Presentation

The interim consolidated financial statements include the accounts of Raser Technologies, Inc. and its subsidiaries. Unless the context requires otherwise, “Raser”, the “Company”, “we,” “our” or “us” refer to Raser Technologies, Inc. and its subsidiaries.

The Company has prepared the accompanying condensed consolidated financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other period.

B. Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase common stock, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. 66,947 and 159,661 shares of common stock issuable upon exercise of warrants that were outstanding on March 31, 2006 and 2005 respectively; 247,000 and 250,000 stock options granted to a contractor that were outstanding on March 31, 2006 and 2005 respectively; and 1,607,000 and 1,217,000 employee stock options that were outstanding at March 31, 2006 and 2005 respectively were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

C. Stock Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and the stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3)

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

optional non-employee directors with automatic, nondiscretionary annual stock option grants. As of March 31, 2006, we were authorized to issue up to 4,723,784 shares of common stock pursuant to the Plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123R). Under the revised standard, companies may no longer account for share-based compensation transactions, such as stock options, restricted stock, and potential payments under programs such as the Company’s Amended and Restated 2004 Long-Term Incentive Plan using the intrinsic value method as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Instead, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period.

Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as for stock options which expire “out-of-the-money”, or options which expire unexercised. The new standard was adopted using the modified prospective method and beginning with the first quarter of 2006, the Company reflects compensation expense in accordance with SFAS No. 123R transition provision. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods have not been restated to reflect the impact of adopting the new standard.

The effect of adopting SFAS No. 123R as of January 1, 2006 for the three months ended March 31, 2006 was to record $765,251 of stock-based compensation expense. For the three months ended March 31, 2006 and 2005, the Company has allocated stock-based compensation expense, including the amount recorded for the effect of adopting SFAS 123R, to the following statement of operations captions:

	Three months ended March 31,
	2006	2005
General and administrative	$1,143,247	$689,610
Research and development	268,742	76,250

Total stock-based compensation	$1,411,989	$765,860

Prior to January 1, 2006, no stock-based compensation expense was recognized for stock options granted to employees at not less than market prices on the dates of grant. The Company’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown below if compensation expense had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.”

	2005 Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	Dec. 31, 2005
Net loss applicable to common shareholders as reported	$(2,258,481)	$(7,927,196)	$(2,457,047)	$(1,966,333)	$(14,609,057)
Add: Stock based employee compensation expense included in reported net loss, under APB 25, net of tax	—	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(176,928)	(534,604)	(405,883)	(715,650)	(1,833,065)

Pro forma net loss	$(2,435,409)	$(8,461,800)	$(2,862,930)	$(2,681,983)	$(16,442,122)

Net loss per basic and diluted common share:
As reported	$(0.05)	$(0.16)	$(0.05)	$(0.04)	$(0.29)
Pro forma	$(0.05)	$(0.17)	$(0.06)	$(0.05)	$(0.33)

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Options granted to employees are valued by applying the fair value based method to stock-based employee compensation in each period utilizing the Black-Scholes option pricing model, a generally accepted valuation model for determining the fair value of options. With respect to stock options granted during the three months ended March 31, 2006 and 2005, the assumptions used in the Black-Scholes option-pricing model were as follows:

	Three months ended March 31,
	2006	2005
Risk-free interest rate	4.35%	4.25%
Expected dividend yield	0.0%	0.0%
Volatility	111 – 113%	111 – 115%
Expected exercise life (in years)	6.0	6.0

The risk-free interest rate is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. Expected dividend yield is based on the Company’s dividend history. Expected volatility is based on historical volatility for the Company’s common stock. Expected exercise life is based on management estimates of future attrition and early exercise rates, giving consideration to employee exercise behavior since filing of our S-8 registration statement for our Amended and Restated 2004 Long Term Incentive Plan on March 3, 2005.

During the three months ended March 31, 2006 we granted 10,000 shares of common stock and options to purchase an aggregate of 27,500 shares of common stock, to our employees. During the three months ended March 31, 2005 we granted options to purchase an aggregate of 182,000 shares of common stock to our employees and directors. The activity for stock options and warrants during the first three months of 2006 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006:	1,921,947	$9.38
Granted	27,500	15.81
Exercised	28,500	4.32
Expired or forfeited	—	0.00

Outstanding at March 31, 2006:	1,920,947	$9.55	$14,523,000

Exercisable at March 31, 2006:	1,159,064	$5.82	$12,526,000

The total intrinsic value of options and warrants exercised in the three months ended March 31, 2006 was approximately $352,000. The cash received from exercises of options and warrants was approximately $123,000.

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

The following tables summarize certain stock option and warrant information at March 31, 2006:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 - $5.10	1,034,500	6.55	$4.04	$13,148,800
$ 6.00 - $9.10	121,947	5.23	8.05	511,750
$12.05 - $17.20	497,500	9.55	15.15	862,875
$18.25 - $25.95	267,000	8.95	21.13	—

Total	1,920,947	7.57	$9.55	$14,523,425

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 - $5.10	963,667	6.41	$4.15	$12,245,888
$ 6.00 - $9.10	92,197	4.17	8.21	238,663
$12.05 - $17.20	32,000	9.48	15.65	41,850
$18.25 - $25.95	71,200	8.94	20.95	—

Total	1,159,064	6.47	$5.82	$12,526,401

The following table summarizes the non-vested stock options at March 31, 2006:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2006:	786,350	$13.13
Granted	27,500	13.50
Vested	(51,967)	13.66
Forfeited	—	0.00

Non-vested at March 31, 2006:	761,883	$13.11

The following table summarizes the non-vested stock awards at March 31, 2006:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Outstanding at January 1, 2006:	1,065,000	$4.54
Granted	197,500	20.75
Vested	(276,250)	4.16
Forfeited	(250,000)	3.15

Outstanding at March 31, 2006:	736,250	$9.50

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

As of March 31, 2006, there was $9,930,139 (pre-tax) and $5,579,283 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 1.8 years. As of March 31, 2006, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
Remainder of 2006:	$7,438,781
2007	3,320,588
2008	2,009,209
2009	1,510,154
2010	1,221,083
2011	9,607

Total:	$15,509,422

D. Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock.

Series B Preferred Stock

In the third quarter of 2004 the Company sold 4,240.5 shares of Series B 7%, $.01 par value, convertible non-voting preferred stock (“Series B Preferred Stock”) in exchange for net proceeds of approximately $3.9 million. As of both March 31, 2006 and December 31, 2005 there were no shares of Series B Preferred Stock outstanding. The offering price was $1,000 per share.

On January 20, 2005, all outstanding shares of Series B Preferred Stock were converted into common stock pursuant to the terms of the Certificate of Designation.

Dividends

The holders of the Series B Preferred Stock were entitled to cumulative dividends at the rate of 7% of the value of their investment per year, payable quarterly in either cash or shares of the Company’s common stock. The Company elected to pay all dividends in cash during 2005. The Company’s dividend obligation ceased upon conversion of all outstanding Series B Preferred Stock shares on January 20, 2005.

Warrants

Holders of shares of Series B Preferred Stock were granted cash-only exercise warrants equal to 25% of the common stock issued to them upon conversion of their shares of Series B Preferred Stock at an exercise price of $8.55 per share. During 2005, 271,177 warrants were exercised by holders of Series B Preferred Stock, providing approximately $2.3 million in cash to the Company. As of March 31, 2006, there were warrants to purchase 31,714 and 35,233 shares of the Company’s common stock outstanding and available to the preferred shareholders and investment bankers, respectively, from the Series B Preferred Stock offering.

Convertibility

Each share of Series B Preferred Stock was convertible into such number of shares of the Company’s common stock determined by dividing the $1,000 price per share of the Series B Preferred Stock by $3.50.

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

During 2005 the remaining 1,133.5 Series B Preferred Stock shares were converted into 323,995 shares of the Company’s common stock.

Series C Preferred Stock

In the second quarter of 2005 the Company sold 20,000 shares of Series C, convertible preferred stock (“Series C Preferred Stock”) in exchange for net proceeds of approximately $18.4 million. The offering price was $1,000 per share. All shares of Series C Preferred Stock were converted into common stock during 2005, and as of December 31, there were no shares of Series C Preferred Stock outstanding.

Dividends

There were no dividends associated with the Series C Preferred Stock. In addition, the Company agreed that it would not pay any dividends out of any assets on any of its capital stock at any time prior to the maturity date for the Series C Preferred Stock.

Warrants

In connection with the issuance of the Series C Preferred Stock, the Company issued warrants exercisable into 166,666 shares of common stock at an exercise price of $24.00 per share. The fair value of the warrants, based on the Black-Scholes option pricing model, was determined to be $1,381,595. After allocating this amount to the warrants, and after allocating $37,117 to the redemption feature embedded derivative, the beneficial conversion feature of the Series C Preferred Stock was determined to be $4,249,992; resulting in a combined deemed dividend and beneficial conversion feature of $5,668,704. This amount was reflected as additional net loss to compute net loss applicable to common shareholders.

The exercise price for the 166,666 outstanding warrants issued in connection with the Series C Preferred Stock financing was also determined to be $18.192 per share. These warrants expired unexercised on August 2, 2005.

Convertibility

The shares of Series C Preferred Stock were convertible at the option of the holders into shares of common stock, and were initially convertible into 833,332 shares of common stock at an initial conversion price of $24.00 per share, which was calculated at a 9% discount to the average closing price of shares of the Company’s common stock for the 10-trading day period ending on March 31, 2005. A total of 3,568 shares of Series C Preferred Stock were converted at a conversion price of $24.00 per share into 148,666 common shares during the second quarter of 2005.

Pursuant to the Certificate of Designation of the Preferences, Rights and Limitations of the Series C Preferred Stock (the “Certificate of Designation”), all of the outstanding shares of Series C Preferred Stock were automatically converted into shares of the Company’s common stock on July 3, 2005 (the “Mandatory Conversion Date”). Pursuant to the Certificate of Designation, the conversion price at which the outstanding shares of Series C Preferred Stock were converted into common stock on the Mandatory Conversion Date was

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

equal to the average trading price of the Company’s common stock during the ten day trading period beginning on June 20, 2005 and ending on July 1, 2005, which was equal to $18.192 per share of common stock. Accordingly, 16,432 shares of Series C Preferred Stock were converted into 903,253 shares of our common stock on the Mandatory Conversion Date.

In accordance with the Share Contribution Agreement dated April 7, 2005 between the Company and Mr. Kraig T. Higginson, Executive Chairman of the Company’s Board of Directors, 218,587 common shares were transferred by Mr. Higginson to the Company to offset the dilutive effects of the conversion of shares of Series C Preferred Stock into shares of the Company’s common stock on the Mandatory Conversion Date. Since the Company did not pay any amount for these shares and the shares were not transferred as payment for any services, the transfer by Mr. Higginson was recorded as a reduction in the par value of the Company’s common stock with an offsetting amount in additional paid-in capital. Therefore, there was no net effect on stockholders’ equity.

E. Short-Term Investments

On December 31, 2005, we held certain investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. These investments were being accounted for as “available for sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As a result, the investments are reflected at their fair value, based on quoted market prices, with unrealized gains and losses less applicable deferred income taxes, recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.

All of the short-term investments were sold during the three months ended March 31, 2006. The interest yield on marketable securities averaged approximately 4.4% during the three months ended March 31, 2006. We recorded a loss of $8,512 in the first quarter of 2006 related to the sale of these securities. At December 31, 2005 the estimated fair value of these securities was equal to the approximated cost. All income generated from these investments was recorded as interest income.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

F. Note Receivable

During the first three months of 2006, the Company and Amp Resources, LLC (“Amp Resources”) entered into a promissory note (the “Note”) pursuant to which the Company lent approximately $1.6 million to Amp Resources. The entire unpaid principal balance and accrued, but unpaid, interest under the Note shall be due and payable upon the earlier to occur of March 1, 2007 or the achievement of certain other milestones involving certain geothermal power production projects of Amp Resources (the “Geothermal Projects”), including but not limited to the sale or financing of certain of the Geothermal Projects or the sale or

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

assignment of contracts covering certain of the Geothermal Projects. Payments of principal or interest under the Note are subordinate to certain obligations of Amp Resources.

The Note will accrue interest at a rate of 10% per annum, compounded annually, subject to adjustment. The principal and interest of the Note may not be prepaid in whole or in part, without premium or penalty, without the prior written consent of the holders of two thirds of the equity interests of Amp Resources. The principal and interest on the Note is unsecured and the Note is non-transferable and non-negotiable.

The Note includes events of default that include non-payment of principal or interest when due and payable, certain bankruptcy events of Amp Resources and the issuance of certain writ or orders of attachment, levy or garnishment against or upon Amp Resources.

The Company recognized $11,688 of interest income on the Note in the first three months of 2006 and holds an interest receivable balance for the same amount as of March 31, 2006.

G. Deferred Acquisition Costs

Costs incurred that are directly related to the completion of a proposed acquisition are deferred on the balance sheet and capitalized as part of the purchase price if the transaction is completed.

Consistent with this policy, approximately $162,000 of acquisition costs were deferred in the first quarter of 2006 in anticipation of the Amp Resources acquisition.

H. Commitments

The Company has a contractual obligation to pay $750,000 in investment banking fees to JP Morgan upon closing of the acquisition transaction with Amp Resources.

I. Supplemental Cash Information

We had no cash paid for interest expense and made no income tax payments in the three months ended March 31, 2006 and 2005 respectively.

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

J. Subsequent Events

On April 6, 2006, the Company, Amp Resources, Highland Capital Partners VI Limited Partnership, Highland Capital Partners VI-B Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership and SCP/AR, LLC (collectively, the “Investors”) entered into a promissory note (the “Promissory Note”) pursuant to which the Company may lend to Amp Resources an aggregate principal amount of up to $5 million (the “Maximum Principal Amount”), including the $1.6 million previously loaned to Amp Resources. So long as Amp Resources is not in default under the Promissory Note and with agreement of the Company on amounts dispersed under the Promissory Note, Amp Resources may draw from the Promissory Note up to the Maximum Principal Amount. As of April 30, 2006, Amp Resources has drawn approximately $3.8 million against the Maximum Principal Amount. The entire unpaid principal balance and accrued, but unpaid, interest under the Promissory Note shall be due and payable upon the earlier to occur of March 1, 2007 or the achievement of certain other milestones involving certain geothermal power production projects of Amp Resources (the “Geothermal Projects”), including but not limited to the sale or financing of certain of the Geothermal Projects or the sale or assignment of contracts covering certain of the Geothermal Projects. Payments of principal or interest under the Promissory Note are subordinate to certain obligations of Amp Resources.

The Promissory Note will accrue interest at a rate of 10% per annum, compounded annually, subject to adjustment. The principal and interest of the Promissory Note may not be prepaid in whole or in part, without premium or penalty, without the prior written consent of the holders of two thirds of the equity interests of Amp Resources. The principal and interest on the Promissory Note is unsecured and the Promissory Note is non-transferable and non-negotiable.

The Promissory Note provides that Amp Resources and the Company intend to secure the Promissory Note with all assets of Amp Resources. The Promissory Note also provides that Amp Resources and the Company intend to (i) subordinate the Promissory Note (notwithstanding any security interest provided by Amp Resources) in all respects, including payment or priority, and including but not limited to right of payment, right of priority, right of set off, right or initiation of proceedings to (A) any and all obligations of any kind of Amp Resources to (including rights of repayment, redemption, repurchase or extinguishment of obligation), and the rights of, the Investors, and (B) any and all outstanding financial or other obligations owed by Amp Resources to the Investors (including but not limited to all amounts that are due to the Investors by reason of equity redemptions); and (ii) provide that payment on the Promissory Note is pari passu with (A) any and all rights of Amp Capital Partners, LLC (“Amp Capital”) in and to any collateral they may have in Amp Resources or its subsidiaries and (B) any and all outstanding financial or other obligations owed to Amp Resources by Amp Capital.

The Promissory Note includes events of default that include non-payment of principal or interest when due and payable, certain bankruptcy events of Amp Resources and the issuance of certain writ or orders of attachment, levy or garnishment against or upon Amp Resources.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This section of our quarterly report should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, without limitation, statements concerning the following:

•	our pending transaction with Amp Resources, LLC;

•	our ability to satisfy closing conditions to close the acquisition with Amp Resources, LLC;

•	our ability to retire Amp Resources, LLC indebtedness after closing;

•	our ability to place the Amp Resources projects in service in time to qualify for production tax credits;

•	our ability to repay indebtedness that we assume as part of the Amp Resources transaction within 12 months following the closing;

•	our ability to develop products and technologies acceptable to industry, establish and maintain relationships with licensees and other users of our technology and products;

•	our ability to raise capital to fund our working capital needs or the working capital needs of Amp Resources should our transaction with Amp Resources close;

•	our research and development expenses;

•	our initial customer funding;

•	our ability to manage our expected growth and to ensure the effectiveness of our internal controls;

•	our beliefs regarding the size of the commercial markets for our technologies;

•	our ability to develop, test and market commercial applications of our technologies;

•	our ability to develop prototypes incorporating our technologies for our customers and potential customers;

•	our beliefs regarding potential efficiency improvements offered by the commercial applications of our technologies; and

•	our ability to secure and defend patents and the adequacy of our capital resources to fund operations and growth.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and under the caption “Risk Factors” in Part II, Item 1A of this quarterly report.

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

Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and Form 10-Q, current reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Company-Investor Relations-SEC Filings”, as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC. Our Internet website address is http://www.rasertech.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q.

Overview

We are a technology licensing company offering innovations in electromagnetic technology for both electricity-to-motion and motion-to-electricity applications. We have developed several innovations in electric motors and controllers that allow for increased torque, power and efficiency, while controlling heat. We call our technology developments SymetronTM and label motors and controllers enhanced by the technology as SymetronTM enhanced motors and controllers. We have also applied our technologies to alternators and generators, where the efficiency of these motion-to-electricity systems can be improved. We also intend to acquire and develop companies and technologies that are complementary to our existing technologies.

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

The Alternator Market is a large commodity market for mobile electric power. The consumer trend toward more comforts in transportation continues to manifest itself in sound systems, navigation systems, and other powered features that increase demand on the vehicle’s power infrastructure. Approximately 6-8% of a vehicle’s fuel is used to power its electrical system. Greater efficiency from an alternator would provide more power while producing less drag on the engine. We are developing our designs to offer value in standard alternators which comprise a large part of the market, and integrated starter-alternators (“ISAs”) for the growing mild-hybrid market. The size of the opportunity in this market is significant since approximately 75 million alternators are produced globally each year, and the market is growing at a rate of approximately 2.5% annually. The targeted ISA market is relatively new and expected to grow at a rate of approximately 70% per year for the next several years. Cost and size are the main technical differentiators in the alternator market. We believe that our SymetronTM technologies offer the possibility of smaller, less expensive alternators operating at higher efficiency across the relevant RPM range as compared to current offerings.

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

Hybrid Electric Vehicles are becoming increasingly popular in the United States with approximately 90,000 hybrid cars sold in 2004, and 1.5 million predicted sales by 2010. With gas prices expected to remain high, many consumers are opting for more fuel efficient cars such as hybrid vehicles. U.S. Government studies have shown that most consumers average less than 50 miles per day for their personal driving. We believe that our SymetronTM AC induction motor technologies can help to provide a solution in this market that includes a low cost, high mileage offering through a dual mode Plug-In Hybrid Electric Vehicle, (“PHEV”). We are a founding member of the Plug-In Hybrid Development Consortium, which seeks to shorten the development cycle for new hybrid automobile offerings, thereby accelerating the commercialization of dual mode PHEV technology.

In the industrial sector, Heating, Ventilating and Air Conditioning, (“HVAC”) is one of the largest end-users of AC electric motors and variable frequency drives. Commercial HVAC motors fit our target profile of applications that require variable-speed electric motors and could benefit from an increase in efficiency. The U.S. market for HVAC equipment is expected to show strong growth in both commercial and residential segments, and global growth will likely be even stronger. It is predicted that the global and the North American market for HVAC AC Variable Frequency Drives will grow at a rate of 10.1% and 7.4% respectively in the next few years. Competition in the HVAC industry centers on price and efficiency. We believe that our work on the SymetronTM motor drive technology under the United States Department of Energy grant being administered through Advanced Energy may afford us the opportunity to offer efficiency increases to existing motors in this industry.

In the Power Generation market segment, we are targeting closing the acquisition of Amp Resources in the second quarter of 2006. The proposed acquisition involves risks and uncertainties that are more fully set forth under the caption “Risks Related to the Proposed Acquisition of Amp Resources” under “Risk Factors” in Item 1A of Part II of this report.

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

Risk Factors

An investment in our common stock involves a high degree of risk. Investors are encouraged to carefully consider the information under “Risk Factors” set forth in Part II, Item 1A below before making an investment decision in our common stock.

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

Licenses of our technology to potential customers will typically result from the entry of the potential customer into our Test Demonstration Program. Our Test Demonstration Program involves four phases described as follows: (1) Paper Test – an initial indication of engineered value to the customer which is provided through our computer modeling capabilities. (2) Install Test – a customer specific demonstration of the SymetronTM advanced motor technology into a motor of the customer’s choosing. (3) System Test – an application specific installation of our technology into the customer’s product. (4) License – an agreement whereby the customer will acquire specified rights to manufacture or use the SymetronTM advanced motor technology. Many customers have joined the program, most of which are in early stages of Phase 1 or Phase 2 development. It is our intent to accelerate the progress of customers through the Test Demonstration Program during 2006. We believe that we will be delivering prototypes to customers for installation tests during the remaining quarters of 2006.

Revenue recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, as amended. Revenue recognition is more fully discussed below in Critical Accounting Policies.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand. As a result, we have incurred significant losses since our inception and had an accumulated deficit of approximately $20.0 million as of March 31, 2006.

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

Critical accounting policies

The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, causes us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. Regarding all of these policies, we caution that future results rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	Revenue recognition,

•	Valuation allowance against deferred income taxes,

•	Stock based compensation, and

•	Business combinations.

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

Valuation Allowance Against Deferred Income Taxes. Deferred income tax assets and liabilities are recorded when there is a difference between the financial reporting and tax treatment of financial transactions. We recorded a valuation allowance to offset the entire net deferred tax asset as of March 31, 2006 and December 31, 2005. The valuation allowance was recorded due to the losses incurred and the uncertainties regarding the future taxable income and recoverability of such deferred tax assets. We will continue to evaluate the estimated recoverability of deferred tax assets.

Stock Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). Under the revised standard, companies may no longer account for share-based compensation transactions, such as stock options, restricted stock, and potential payments under programs such as the Company’s Amended and Restated 2004 Long-Term Incentive Plan using the intrinsic value method as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Instead, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such for stock options which expire “out-of-the-money”, or options which expire unexercised. The new standard was adopted using the modified prospective method and beginning with the first quarter of 2006, the Company reflects compensation expense in accordance with SFAS 123R transition provision. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods have not been restated to reflect the impact of adopting the new standard.

Stock options and warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123R which requires expense recognition based on the fair value of the options and warrants granted. We calculate the fair value of options and warrants granted by using the Black-Scholes option pricing model.

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

Business Combinations. In the event that the anticipated acquisition of Amp Resources closes, it will be accounted for using the purchase method of accounting. Consideration would include the common stock and cash paid and the value of any options assumed, less any cash acquired, and would exclude contingent employee compensation payable in cash and any debt assumed. Costs incurred in the process of completing the acquisition will be deferred on the balance sheet and capitalized if the transaction is completed.

Consistent with this policy, approximately $162,000 of acquisition costs were deferred in the first quarter of 2006 in anticipation of the Amp Resources acquisition.

Results of Operations.

During the quarter ended March 31, 2006, we focused on further development of our core SymetronTM technologies and preparation for testing at customer locations. These efforts resulted in early stage evaluation of our technologies and are expected to lead to licensing discussions in the coming months.

We continue to focus on three primary markets: transportation, industrial motors, and power generation. A brief description of our efforts in each of these markets is included below.

Transportation Market

We continued to refine and develop our possible alternator designs during the first quarter. We have built and tested a working model for one of our potential designs which produced 35% to 43% more electrical current at typical operating speeds as compared to an incumbent design of one of our target customers. We were able to maintain this performance improvement in higher temperature operating conditions. We believe that our alternator design is scalable across the range of traditional transportation applications. Results of this test are reflected in the chart below.

We believe that ISAs will become an increasingly larger market over the coming years. ISAs offer the immediate benefit of combining the starter and the alternator in existing vehicle configurations into one device. ISAs are considered “mild hybrids” in applications where an electric motor can be used for limited vehicle drive functions like launch assist. We are in the process of developing ISAs for transportation applications in three general size categories: (1) less than 15kW, (2) 15 to 30kW and (3) over 30kW. We expect to begin initial customer demonstrations in the second quarter of 2006. We tested our P-50 ISA design at an independent laboratory in the first quarter of 2006 with positive results as shown in the following table.

P-50 Performance Attributes	Metric	US
Peak torque	230 Nm	170 lbs ft
Continuous torque @ rated speed	120 Nm	89 lbs ft
Peak motor efficiency	94%
Continuous power @ rated speed	25 kW	34 hp
Peak power	48 kW	64 hp
Power generation	20 kW
Speed Range	0-5000 rpm
Torque per liter	28 Nm / liter
Inlet coolant temperature	60 degrees C	140 degrees F
Housing dimensions, L x OD	127mm x 295mm	5” x 11.6”
Nominal DC bus voltage	300 V

Industrial Market

Our efforts to tailor our technology into a flexible modular (FLEXMODTM) controller design under a grant from the United States Department of Energy (“DOE”) through our partner in this effort, Advanced Energy, continued throughout the first quarter of 2006. We believe that this electric motor drive technology will improve the efficiency of existing motors in a wide variety of industrial applications. We anticipate completion of this contract during the second quarter of 2006.

Power Generation Market

On January 19, 2006, the Company entered into a definitive agreement (the “Merger Agreement”) to acquire Amp Resources, LLC, a private company with technologies focused on power generation.

Under the terms of the agreement, the Company has agreed to acquire Amp Resources and its portfolio of technologies for heat transfer and renewable power generation. The Company will also assume ownership of multiple, long-term geothermal energy sales contracts with public and private utilities. It is anticipated that two or more of these power generation projects will be developed and placed in service by December 2007, thereby qualifying for the Production Tax Credit (PTC) incorporated in the Energy Bill which passed in the fall of 2005.

Also under the agreement, Amp Resources equityholders will receive up to 10 million shares of the Company’s common stock and approximately $38 million in cash. The Company will also assume Amp Resources’ liabilities and approximately $50 million in debt, that the Company intends to retire within 12 months of closing. Upon the close of the transaction, Amp Resources equityholders will own approximately 16% of the Company’s common stock on a fully diluted basis.

The transaction is subject to closing conditions, including regulatory approval, as well as the Company obtaining financing to fund the repayment of approximately $38 million of indebtedness of Amp Resources at closing. The Company intends to finance the repayment of Amp Resources’ indebtedness through the sale of debt or equity securities, or possibly through other sources of capital prior to the closing of this transaction, including the possible sale of some of the acquired assets coincident with the closing.

The Merger Agreement provides that either party may terminate the agreement if the proposed acquisition of Amp Resources has not closed by April 23, 2006 or, in the event that shareholder approval is required, May 31, 2006, except that the right to terminate the Merger Agreement is not available to a party whose action of failure to act has been a principal cause of or resulted in the failure of the proposed acquisition of Amp Resources to occur on or before the end date and such action or failure to act constitutes a breach of the Merger Agreement. Although we have recently entered into a non-binding letter of intent, which, if consummated, would permit us to satisfy the financing condition, because the financing condition has not yet been satisfied, we face the risk that Amp Resources may seek to terminate the Merger Agreement at any time. In this regard, although AMP Resources initially signed an agreement to extend the Merger Agreement to June 15, 2006, AMP Resources has since indicated that it reserves the right to terminate the Merger Agreement prior to that time. While we do not concur with Amp Resources’ position that it has the right to terminate the Merger Agreement prior to June 15, 2006, the resolution of that difference of opinion is uncertain. Therefore, we face the risk that we may be unable to satisfy the closing conditions prior to the end date or otherwise prior to AMP Resources’ seeking to terminate, in which case the proposed acquisition of Amp Resources may not be consummated. In such a case, the management time we have devoted to the proposed transaction with Amp Resources would have been a distraction from our business, we may be unable to recover the loans we have made to AMP Resources when due or otherwise, our stock price may decline and our business would otherwise be materially adversely affected. The proposed acquisition of Amp Resources involves other risks and uncertainties that are more fully set forth under the caption “Risks Related to the Proposed Acquisition of Amp Resources” under “Risk Factors” in Item 1A of Part II of this report.

Spending

For the quarter ended March 31, 2006, our recorded net loss was $3,040,715. During the first quarter of 2006, the monthly cash expenditure rate for operations decreased to approximately $0.4 million per month, from a rate of approximately $0.6 million per month in the fourth quarter of 2005, and relatively unchanged from the first quarter of 2005. Compared to the fourth quarter of 2005, the decrease is due to payment of approximately $0.8 million to J. P. Morgan for investment banking services. Compared to the first quarter of 2005, we have increased employee expense associated with higher employment levels offset by higher interest income.

As a company heavily involved in research and development and without an established revenue stream, we have made use of equity-based compensation in several instances to conserve cash. The quarter ended March 31, 2006 included non-cash equity-based compensation expenses to employees of approximately $1.4 million, and non-cash equity-based compensation of approximately $33,000 for contracted services. Of the equity-based employee compensation, approximately $0.6 million is related to stock grants, and approximately $0.8 million is associated with the issuance of stock options to our employees. The quarter ending March 31, 2005 included non-cash equity-based compensation expenses to employees of approximately $0.4 million and non-cash equity-based compensation of approximately $0.3 million for contracted services.

Comparison of Periods Ended March 31, 2006 and 2005

Revenue

During the first quarter of 2006, we recognized $33,736 of revenue from our contract with the U.S. Department of Energy through Advanced Energy. This contract allows for reimbursement of a percentage of our incurred costs, and is accounted for on a percent completion basis. We recognized no revenue in the first quarter of 2005.

The contract with Advanced Energy to complete work for the U.S. Department of Energy is expected to be completed in the second quarter of 2006.

Operating expenses

Cost of sales. We reported cost of sales for the quarter ended March 31, 2006 of $55,584. Cost of sales includes the labor, materials and overhead expenses required to perform the work on our contract Advanced Energy.

General and administrative. General and administrative expense increased from approximately $1.7 million in the first quarter of 2005 to approximately $2.4 million in the first quarter of 2006. The first quarter of 2006 included equity-based non-cash employee compensation expense of approximately $1.1 million compared to equity-based non-cash employee compensation expense of approximately $0.7 million in the year-ago quarter. Other quarterly employment related cost increased by approximately $140,000 from the year-ago quarter reflecting higher salaries and employment levels. Professional service expense also increase by approximately $30,000 in the first quarter of 2006 compared to the first quarter of 2005. Expenses related to depreciation and amortization in the first quarter of 2006 were higher by approximately $39,000 and insurance expenses were approximately $30,000 lower compared to the year-ago quarter.

Research and development. A significant portion of our expenditures incurred are research and development oriented. All research and development expenditures are being recognized as expensed in the period in which they occur. Total engineering expenses are split between cost of sales, and research and development based on the engineering effort expended and the material expense incurred during the quarter.

Research and development expenses were approximately $0.9 million in the first quarter of 2006, an increase of approximately $0.3 million from the first quarter of 2005. Engineering expenses in the first quarter of 2006 included equity-based non-cash compensation expense of approximately $0.3 million compared to approximately $0.1 million in the first quarter of 2005. Other employee related expenses increased by approximately $0.2 million compared to the prior year quarter, reflecting increased staffing levels and salary levels in our engineering organization. Project related purchases decreased by approximately $35,000 from the year-ago quarter.

Interest and other income. Interest income was approximately $0.2 million in the first quarter of 2006, reflecting the higher cash balances and higher commercial interest rates available as compared to the first quarter of 2005. We recorded a loss on sale of securities of $8,512 in the first quarter of 2006.

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

Operating Activities. Our operating activities consumed approximately $1.2 million and approximately $1.1 million of cash during the quarters ended March 31, 2006 and 2005, respectively. Cash consumed by operating activities in 2006 consisted primarily of a net loss of approximately $3.0 million, adjusted for approximately $1.4 million of stock-based compensation and stock issued for services. Accrued liabilities increased by approximately $1.1 million during the first quarter of 2006, reflecting a withholding tax payment in connection with the settlement of a former employee’s grant of shares of approximately $1.0 million that was incurred late in the first quarter of 2006 and subsequently paid in early April.

Net cash consumed by operating activities in the first quarter of 2005 consisted primarily of a net loss of approximately $2.3 million, adjusted for approximately $0.8 million of stock-based compensation, and stock and stock options issued for services. Accounts payable and accrued expenses increased by approximately $0.3 million during the first quarter of 2005.

Investing Activities. We purchased investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

Investing activities consumed approximately $1.3 million in 2006, reflecting disbursements under a promissory note receivable of approximately $1.6 million, offset by the sale of short-term investments of approximately $0.5 million. Additionally, we spent approximately $162,000 on legal services related to our pending acquisition of Amp Resources.

We had capital expenditures of approximately $40,000 in the first three months of 2006, compared to approximately $100,000 in the first three months of 2005. The higher capital spending in 2005 was primarily associated with establishing a new information technology infrastructure for the Company. Capital spending in 2006 was directed toward improving our technology center testing facilities.

Financing Activities. Financing activities provided approximately $0.1 million and $2.2 million of cash in the quarters ending March 31, 2006 and 2005, respectively. Financing activity in 2006 consisted of the exercise of common stock options and warrants. Financing activity in 2005 consisted of the exercise of common stock warrants.

As of March 31, 2006, we had stockholders’ equity of approximately $16.7 million and approximately $15.5 million in cash and restricted cash. While we believe that our current cash on hand, together with cash we expect to receive in connection with warrant exercise and cash anticipated to be provided by customer sales, will be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the next 12 months, we will consider additional sources of equity financing in order to:

•	Complete the announced acquisition of Amp Resources,

•	Provide flexibility in negotiating customer agreements,

•	Accelerate the development of our technologies,

•	Enhance our intellectual property position,

•	Consider strategic acquisitions and collaborations,

•	Meet the capital requirements for national stock exchanges, and

•	Develop more demonstration vehicles and other applications.

To complete the acquisition of Amp Resources announced on January 19, 2006, we will have to provide $38 million of cash at closing and assume approximately $50 million in debt. We are exploring several options for financing this transaction, including loans secured by the power plant assets and equity financing. We intend to close the acquisition transaction in the second quarter of 2006.

Balance Sheet Arrangements

As of March 31, 2006, we had no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations and Commitments

We have a contractual obligation to pay $750,000 in investment banking fees to JP Morgan Chase & Co. upon closing of the acquisition transaction with Amp Resources.

As of March 31, 2006, we did not have any letters of credit, guarantees, or repurchase obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in its operations, we are exposed to financial, market, political and economic risks. The following discussion provides information regarding our exposure to the risks of changing interest rates.

The interest rate contracts are held for purposes other than trading. They are used primarily to safeguard Company cash and earn a market rate of interest.

As of March 31, 2006 the Company had approximately $15.1 million in cash and equivalents which is invested primarily in money market accounts until needed for operating and other activities. Current money market rates are approximately 4.75%. If interest rates decline by 1%, the amount of interest earned on our money market balances would be approximately $150,000 lower over a twelve month period.

As of March 31, 2006 the Company had lent approximately $1.6 million in a note receivable to Amp Resources. This note is at a fixed interest rate of 10% per annum, compounded annually. If we are unable to complete the conditions to closing in the required timeframe, there is a possibility that Amp Resources will default on the loans and we could lose the entire amount invested.

We are exposed to credit loss in the event of nonperformance by counterparties on the above instruments. Although nonperformance is possible, we do not anticipate nonperformance by any of these parties. Upon completion of the pending Amp Resources acquisition, a portion of the Amp Resources promissory note may be offset as part of the purchase price.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are currently evaluating the impact on our internal controls over financial reporting for the contemplated acquisition of Amp Resources.

Pursuant to the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission promulgated pursuant to that act, our management will be required to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2006, and we are required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any “material weakness” (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) in our internal control over financial reporting. If our management concludes that there are one or more material weaknesses in our internal control over financial reporting, our management will not be permitted to conclude that our internal control over financial reporting is effective. It is possible that the control deficiencies identified above or other control deficiencies, either individually or in combination, constitute “significant deficiencies” (within the meaning of PCAOB Auditing Standard No. 2) or material weaknesses in our internal control over financial reporting. As a result, if we fail to adequately remediate these control deficiencies before December 31, 2006, and if management or our auditors conclude that they give rise to or otherwise constitute material weaknesses, our management will not be permitted to conclude that our internal control over financial reporting is effective.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

SET FORTH BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q, AND IN OTHER DOCUMENTS WE FILE WITH THE SEC, ARE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT. BECAUSE OF THE FOLLOWING FACTORS, AS WELL AS OTHER VARIABLES AFFECTING OUR OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED A RELIABLE INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

Risks Related to the Proposed Acquisition of Amp Resources

Our proposed acquisition of Amp Resources is dependent upon the satisfaction of certain closing conditions, which could impede or delay the closing of the acquisition and result in significant expense.

On January 19, 2006, we entered into an Agreement and Plan of Acquisition with Amp Resources, LLC (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, the completion of our acquisition of Amp Resources is subject to various closing conditions, including (i) the redemption of all of the outstanding Series B-1 membership interests of Amp Resources, (ii) that we obtain funding from third parties in an amount sufficient to consummate the redemption of all of the outstanding Series B-1 membership interests of Amp Resources, (iii) customary regulatory approvals and (iv) expiration of the applicable waiting period under the Hart-Scott-Rodino Act. We cannot assure you that we will be able to satisfy the closing conditions of the merger or that Amp Resources will not seek to terminate this agreement before the closing conditions are satisfied.

In addition, the Merger Agreement provides that either party may terminate the agreement if the proposed acquisition of Amp Resources has not closed by April 23, 2006 or, in the event that shareholder approval is required, May 31, 2006, except that the right to terminate the Merger Agreement is not available to a party whose action of failure to act has been a principal cause of or resulted in the failure of the proposed acquisition of Amp Resources to occur on or before the end date and such action or failure to act constitutes a breach of the Merger Agreement. Although we have recently entered into a non-binding letter of intent, which, if consummated, would permit us to satisfy the financing condition, because the financing condition has not yet been satisfied, we face the risk that Amp Resources may seek to terminate the Merger Agreement at any time. In this regard, although AMP Resources initially signed an agreement to extend the Merger Agreement to June 15, 2006, AMP Resources has since indicated that it reserves the right to terminate the Merger Agreement prior to that time. While we do not concur with Amp Resources’ position that it has the right to terminate the Merger Agreement prior to June 15, 2006, the resolution of that difference of opinion is uncertain. Therefore, we face the risk that we may be unable to satisfy the closing conditions prior to the end date or otherwise prior to AMP Resources’ seeking to terminate, in which case the proposed acquisition of Amp Resources may not be consummated. In such a case, the management time we have devoted to the proposed transaction with Amp Resources would have been a distraction from our business, we may be unable to recover the loans we have made to AMP Resources when due or otherwise, our stock price may decline and our business would otherwise be materially adversely affected.

Further, any sale of equity or equity-linked securities in connection with financing of the redemption of the outstanding Series B-1 membership interests of Amp Resources may be dilutive to our existing shareholders and any indebtedness that we incur in connection with such financing may result in the imposition of restrictions that would impair our ability to operate our business. In addition, the satisfaction of the closing conditions could delay the closing of the merger and result in significant expense to us.

Any failure or delay by us or Amp Resources to satisfy one or more closing conditions or any adverse developments in Amp Resources’ business could result in one of us seeking to terminate the agreement or cause us to re-negotiate the terms of the merger, which could require substantial time and expense and distract our management team from the operation of our existing business. In addition, any adverse developments in Amp Resources’ business could hinder our ability to achieve the anticipated benefits of the Amp Resources acquisition.

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

The proposed Amp Resources acquisition will result in significant expense to us and could disrupt our ongoing business and distract our management and employees. We may have difficulty integrating the acquired technology, employees and operations in connection with the proposed Amp Resources acquisition. In addition, the key personnel of Amp Resources may decide not to work for us. The proposed Amp Resources acquisition also involves risks associated with the acquired business, including environmental hazards, such as discharges of hazardous substances and historic disposal activities. In order to operate Amp Resources as a successful business we will need to:

•	obtain necessary power generation equipment, governmental permits and approvals, electrical transmission agreements, water supply and wastewater discharge agreements, site agreements and construction contracts;

•	effectively operate geothermal power plants, which are subject to numerous operational risks, including breakdown or failure of power generation equipment, transmission lines, and performance below expected levels of output or efficiency;

•	attract and retain key personnel and third party firms to complete construction of the plants in a timely and cost effective manner; and

•	enter into and maintain power purchase agreements on commercially reasonable terms and secure the performance by the power purchasers of their contractual obligations under these contracts.

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

We may not complete the construction of all four Amp Resources geothermal resource projects in time to qualify for the tax credits provided for in the 2005 Energy Bill.

The Energy Bill of 2005 provided for production tax credits on new energy production from geothermal power plants that are placed in service prior to January 1, 2008. Recently introduced federal legislation has proposed to extend the placed in service deadline by up to three years, but there is no guarantee that this legislation will pass, or if it passes, that the geothermal projects being acquired will qualify for the production tax credits. The acquisition agreement with Amp Resources includes representations that all four of these plants can be constructed and placed in service by December of 2007. However, construction of power plants is an expensive and complicated activity, requiring the coordination of many contractors, securing of government permits and securing of land and water rights from both private landowners and government agencies. The failure to complete the activities required to place the plants in service prior to January 1, 2008, would preclude us from obtaining the Energy Bill tax credits, which would likely have a negative impact on our financial results and a material adverse effect on our business. The financial implications of failing to meet the Energy Bill deadline, or the perception that such deadline will not be met, could cause the trading price of our common stock to decline.

Upon completion of the proposed acquisition of Amp Resources, our business will be more complex, putting strains on management, and potentially requiring management changes for us to be successful.

If we are able to consummate the acquisition with Amp Resources, upon completion of such acquisition and throughout an intense construction period, the management issues encountered will be more complex and may require us to make management changes including hiring additional people, and replacing some key positions. The occurrence of key personnel changes or the perception that key personnel will be added or replaced could have a negative effect on our financial results and the trading price of our common stock.

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

Since our inception, we have incurred significant net losses, including a net loss of approximately $3.0 million for the quarter ended March 31, 2006. As a result of ongoing operating losses, we had an accumulated deficit of approximately $17.0 million as of March 31, 2006. Our losses have resulted principally from research and development and general and administrative expenses associated with our operations. We expect to incur additional losses for the next several quarters. We cannot assure an investor that we will be able to successfully develop new technology or products, or if developed, that this technology or any products will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses for research and product development, manufacturing, and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We are likely to need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, if at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

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

We may pursue strategic acquisitions that could have an adverse impact on our business if unsuccessful.

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

Our stock price has in the past and is likely in the future to experience significant volatility as a result of numerous factors, many of which are outside of our control, including, but not limited to the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or perceived developments in our business or in the markets we seek to address;

•	fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	the high costs associated with transfer and relocation of new personnel;

•	our sale of common stock or other securities in the future;

•	additional dilution that could result from adopted employee compensation plans of acquired companies;

•	public announcements regarding material developments in our business, including acquisitions or other strategic transactions;

•	public announcements regarding material transactions or other developments involving our strategic partners, customers or competitors that are perceived by the market to affect our business prospects;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	trading patterns of holders of our common stock;

•	the trading volume of our common stock;

•	short-selling and similar activities with respect to our common stock; and

•	disruption in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

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

The listing of our shares of common stock on NYSE Arca may result in increased trading volume volatility with respect to our common stock, which may cause a decrease in our stock price.

For most of the 2005 fiscal year, our common stock traded on the Over the Counter Bulletin Board. On November 3, 2005, shares of our common stock began trading on ArcaEx, under the ticker symbol of “RZ.” Prior to the listing of our common stock on ArcaEx, there had been a limited public market for our common stock. On March 7, the NYSE Group, Inc., a for-profit, publicly-owned company, was formed out of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. The listing of our common stock on NYSE Arca may result in increased trading volume volatility with respect to our shares of common stock. Increased trading volume volatility with respect to our shares of common stock may cause greater volatility in our stock price, which may result in a lower market price for our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

If we fail to comply with NYSE Arca listing standards and maintain our listing on NYSE Arca, our business could be materially harmed and our stock price could decline.

In October of 2005 we received approval to list shares of our common stock on ArcaEx and on November 3, 2005, shares of our common stock began trading on ArcaEx. On March 7, the NYSE Group, Inc., a for-profit, publicly-owned company, was formed out of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. Pursuant to the Sarbanes-Oxley Act of 2002, national securities exchanges, including NYSE Arca, have adopted more stringent listing requirements. Even though we have been approved to list shares of common stock on NYSE Arca, we cannot assure you that we will be able to maintain our compliance with all of the listing standards of the NYSE Group, or that we will be able to maintain our listing with NYSE Arca as a member of the NYSE Group. Any failure by us to maintain our listing on NYSE Arca could materially harm our business and cause our stock price to decline.

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

In the past, compliance with these requirements have made it difficult to establish an active, liquid trading market in our common stock, and you may have difficulty selling your shares. Historically, the public market for our common stock has been very limited. For example, the average reported volume of trading in our common stock over the January through March 2006 period was approximately 44,000 shares per day.

For most of the 2005 fiscal year, our common stock traded on the Over the Counter Bulletin Board (OTC:BB). In October of 2005 we received approval to list shares of our common stock on ArcaEx, and on November 3, 2005 shares of our common stock began trading on that exchange under the ticker symbol of RZ. On March 7, the NYSE Group, Inc., a for-profit, publicly-owned company, was formed out of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. We cannot predict that an active, liquid trading market will develop or that the market will be able to sustain transactions by larger institutional investors. Accordingly, investors may have difficulty accumulating a significant position in our stock or in selling a substantial number of shares in a short period of time.

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

The deficiencies were detected in the audit process and were appropriately recorded and disclosed in our annual report on Form 10-KSB for 2004. We have taken several steps during 2005 to improve our internal controls over financial reporting, however we cannot assure you that the revised controls and procedures will be effective in remedying all of the identified deficiencies. If we fail to adequately address these deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, these deficiencies could prevent us from releasing our financial information and Securities and Exchange reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to, our consolidated financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain the adequacy of our internal control over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also subject us to a risk of delisting by a national exchange and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our major shareholder and Executive Chairman of the Board of Directors, Kraig T. Higginson, has in the past used his personal ownership of shares in the Company to benefit the Company without compensation.

Mr. Higginson has in the past provided some of his beneficially owned shares to employees of the Company in lieu of direct employment arrangements between the Company and the employee. He also pledged his personal holdings in a Share Contribution Agreement in connection with the Company’s Series C Preferred Stock offering in April 2005. Mr. Higginson is under no obligation to pledge his personal ownership position for the benefit of the Company in the future. The cessation of his actions to support Company initiatives with his personal holdings or the perception that this cessation could occur might have a negative effect on the financial performance of the Company and consequently on the trading price of our common stock.

We are deploying new technology and, to date, we have not yet commercially licensed our technologies and we may not be able to successfully develop other technologies.

Our SymetronTM technologies are new and commercially unproven. We are still in the early stages of commercializing our technology in automotive, industrial and power generation applications. While we have completed some laboratory testing, our technologies have not yet been durability tested for long-term applications and we can provide no assurance that they will prove suitable for our target market segments. Our potential product applications require significant and lengthy product development efforts, and to date, we have not developed any commercially available products. During our product development process, we may experience technological issues that we may be unable to overcome. Because of these uncertainties, none of our potential technology may be commercially licensed. If we are not able to successfully license our technology, we will be unable to generate revenue or build a sustainable or profitable business.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. Approximately 42 million shares of Rule 144 stock passed the two year restriction under Rule 144 in the fourth quarter of 2005. As holders of these restricted shares file with the Securities and Exchange Commission to have the legends removed from their common stock certificates in accordance with Rule 144, the filings are reported as insiders preparing to sell shares, regardless of the inside knowledge of the shareholder and regardless of their intention. Approximately 16.1 million shares were free of restrictive legend as of March 31, 2006 up from approximately 3.8 million and 11.5 million at the end of 2004 and 2005, respectively. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

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

Item 5.	Other Information.

On January 15, 2006, the Company entered into an Amended Restricted Stock Grant Agreement (the “Ritter Amendment”) by and between the Company and John C. Ritter, amending the Restricted Stock Grant Agreement dated as of February 23, 2004 by and between the Company and Mr. Ritter (the “Ritter Agreement”). The Ritter Amendment provides for the separation of Mr. Ritter from the Company. Under the Ritter Amendment, Mr. Ritter received 250,000 shares on March 28, 2006 in recognition of past service to the Company, that were issued as net shares. The net share issuance resulted in 150,707 common shares being issued to Mr. Ritter, and 99,293 shares being withheld to cover the employee portion of payroll tax withholding. In addition, Mr. Ritter received salary continuation through the end of March, 2006 and will receive 187,500 common shares between May 3 and December 6, 2006.

On January 31, 2006, the Company entered into an Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement (the “Dwyer Amendment”) by and between the Company and William Dwyer, amending the At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement, effective as of August 1, 2004 by and between the Company and Mr. Dwyer (the “Dwyer Agreement”). The Dwyer Amendment provides for the delay of vesting of 175,000 shares of the Company’s common stock to be issued to Mr.

Dwyer pursuant to the Dwyer Agreement (the “Dwyer Shares”) until the earlier of a secondary offering by the Company or certain specified dates between August 1, 2006 and December 31, 2006. The Dwyer Amendment further provides for a revised vesting schedule for 100,000 shares that were to vest in a lump sum on August 1, 2007, and for the grant of 5,000 additional shares to vest in December of 2006. The foregoing description of the Dwyer Amendment does not purport to be complete and is qualified in its entirety by reference to the Dwyer Amendment, a copy of which is filed as an exhibit hereto and is hereby incorporated herein by reference.

On January 31, 2006, the Company entered into an Amended Restricted Stock Grant Agreement (the “Fehr Amendment”) by and between the Company and Timothy D. Fehr, amending the Restricted Stock Grant Agreement dated as of February 25, 2004 by and between the Company and Mr. Fehr (the “Fehr Agreement”). The Fehr Amendment provides for the delay of vesting of 100,000 shares of the Company’s common stock to be issued to Mr. Fehr pursuant to the Fehr Agreement (the “Fehr Shares”) until the earlier of a secondary offering by the Company or certain specified dates between February 15, 2006 and December 31, 2006. The Fehr Amendment further provides for a revised vesting schedule for 150,000 shares that were to vest in a lump sum on February 1, 2007. The foregoing description of the Fehr Amendment does not purport to be complete and is qualified in its entirety by reference to the Fehr Amendment, a copy of which is filed as an exhibit hereto and is hereby incorporated herein by reference.

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number	Description of Document
2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

2.2P	Agreement and Plan of Acquisition, dated January 19, 2006, by and among Raser Technologies, Inc., Amp Resources, LLC, Power Acquisition Corp. and John H. Stevens, as Equityholder Representative.

3.1BC	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2H	Amended and Restated Bylaws of the Registrant.

3.3N	Amended and Restated Articles of Incorporation of the Registrant

4.1H	Specimen Common Stock Certificate.

4.2D	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3H	Form of Debenture.

4.4K	Form of Warrant

4.5K	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

4.6K	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

10.1E	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2F	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3G	Amended and Restated 2004 Long Term Incentive Plan.

10.4H	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5I	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

Exhibit Number	Description of Document
10.6I	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7I	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8J	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.9K	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.10L	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

10.11M	Lease Agreement by and between the registrant and EsNET Properties L.C., effective as of March 11, 2005.

10.12O	Second Amended Restricted Stock Grant Agreement dated July 12, 2005 by and between the registrant and John C. Ritter.

10.13O	Third Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and John C. Ritter.

10.14O	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated July 29, 2005 by and between the registrant and William Dwyer.

10.15O	Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and Timothy D. Fehr.

10.16	Fifth Amended Restricted Stock Grant Agreement dated January 15, 2006 by and between the registrant and John C. Ritter.

10.17	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated January 31, 2006 by and between the registrant and William Dwyer.

10.18	Amended Restricted Stock Grant Agreement dated January 31, 2006 by and between the registrant and Timothy D. Fehr.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

C	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

D	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

E	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

F	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

G	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

H	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.

I	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.

J	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.

K	Incorporated by reference to Exhibit 4.4, Exhibit 4.5, Exhibit 4.6 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on April 7, 2005.

L	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 5, 2005.

M	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 24, 2005.

N	Incorporated by reference to Exhibit 3.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 8, 2005.

O	Incorporated by reference to Exhibit 10.12, Exhibit 10.13, Exhibit 10.14 and Exhibit 10.15 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 14, 2005.

P	Incorporated by reference to Exhibit 2.2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on January 25, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC.
(Registrant)

May 15, 2006	/s/ Brent M. Cook
(Date)	Brent M. Cook, Chief Executive Officer and Director

May 15, 2006	/s/ William Dwyer
(Date)	William Dwyer, Chief Financial Officer

EXHIBIT INDEX

(a)	Exhibits

Exhibit Number	Description of Document
2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

2.2P	Agreement and Plan of Acquisition, dated January 19, 2006, by and among Raser Technologies, Inc., Amp Resources, LLC, Power Acquisition Corp. and John H. Stevens, as Equityholder Representative.

3.1BC	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2H	Amended and Restated Bylaws of the Registrant.

3.3N	Amended and Restated Articles of Incorporation of the Registrant

4.1H	Specimen Common Stock Certificate.

4.2D	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3H	Form of Debenture.

4.4K	Form of Warrant

4.5K	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

4.6K	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

10.1E	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2F	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3G	Amended and Restated 2004 Long Term Incentive Plan.

10.4H	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5I	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6I	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7I	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8J	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.9K	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.10L	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

10.11M	Lease Agreement by and between the registrant and EsNET Properties L.C., effective as of March 11, 2005.

10.12O	Second Amended Restricted Stock Grant Agreement dated July 12, 2005 by and between the registrant and John C. Ritter.

10.13O	Third Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and John C. Ritter.

10.14O	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated July 29, 2005 by and between the registrant and William Dwyer.

10.15O	Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and Timothy D. Fehr.

Exhibit Number	Description of Document
10.16	Fifth Amended Restricted Stock Grant Agreement dated January 15, 2006 by and between the registrant and John C. Ritter.

10.17	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated January 31, 2006 by and between the registrant and William Dwyer.

10.18	Amended Restricted Stock Grant Agreement dated January 31, 2006 by and between the registrant and Timothy D. Fehr.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

C	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

D	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

E	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

F	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

G	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

H	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1, Exhibit 4.3 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.

I	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.

J	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.

K	Incorporated by reference to Exhibit 4.4, Exhibit 4.5, Exhibit 4.6 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on April 7, 2005.

L	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 5, 2005.

M	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 24, 2005.

N	Incorporated by reference to Exhibit 3.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 8, 2005.

O	Incorporated by reference to Exhibit 10.12, Exhibit 10.13, Exhibit 10.14 and Exhibit 10.15 filed with registrant’s Form 10-QSB (File No. 000-30657) on November 14, 2005.

P	Incorporated by reference to Exhibit 2.2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on January 25, 2006.