Form 10-Q
period 2006-06-30
RASER TECHNOLOGIES INC
filed 2006-07-28
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

There were 50,700,078 shares of the registrant’s common stock, par value $0.01, outstanding on July 21, 2006.

Raser Technologies, Inc.

SEC Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,756,791	$17,467,545
Restricted cash	400,000	400,000
Short-term investments	—	533,512
Notes receivable	5,547,552	—
Accounts receivable	15,750	134,835
Other current assets	421,142	154,002

Total current assets	14,141,235	18,689,894
Equipment, net	606,976	580,526
Patent and trademarks, net	342,748	283,121
Other assets	13,410	11,110

Total assets	$15,104,369	$19,564,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$231,662	$160,576
Accrued liabilities	495,328	184,483
Deferred revenues	9,870	25,080

Total current liabilities	736,860	370,139
Commitments and contingencies, (see note H)
Stockholders’ equity:
Series B and C convertible preferred stock, $.01 par value, 5,000,000 shares authorized; no shares of Series B issued and outstanding, and no shares of Series C issued and outstanding.	—	—
Common stock; $0.01 par value; 250,000,000 shares authorized 50,684,712 and 50,404,005 shares issued and outstanding, respectively.	506,847	504,040
Additional paid in capital	38,914,735	35,675,184
Accumulated deficit	(25,054,073)	(16,984,712)

Total stockholders’ equity	14,367,509	19,194,512

Total liabilities and stockholders’ equity	$15,104,369	$19,564,651

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$34,409	$148,961	$68,145	$148,961

Operating expenses:
Cost of sales	208,547	115,442	264,131	115,442
General and administrative	4,283,935	2,115,289	6,638,632	3,838,937
Research and development	808,281	415,718	1,664,742	966,962

Total operating expenses	5,300,763	2,646,449	8,567,505	4,921,341

Operating loss	(5,266,354)	(2,497,488)	(8,499,360)	(4,772,380)
Interest income	237,708	166,778	438,511	190,724
Loss on the sale of securities	—	—	(8,512)	—

Loss before income taxes	(5,028,646)	(2,330,710)	(8,069,361)	(4,581,656)
Income tax benefit	—	—	—	—

Net loss	(5,028,646)	(2,330,710)	(8,069,361)	(4,581,656)
Preferred stock dividends	—	—	—	(7,536)
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature of preferred stock	—	(5,596,486)	—	(5,596,486)

Net loss applicable to common shareholders	$(5,028,646)	$(7,927,196)	$(8,069,361)	$(10,185,678)

Loss per common share — basic and diluted	$(0.10)	$(0.16)	$(0.16)	$(0.21)

Weighted average common shares — basic and diluted	50,640,000	49,488,000	50,537,000	49,359,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows used in operating activities:
Net loss	$(8,069,361)	$(4,581,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	95,282	28,690
Impairment of abandoned patents	24,903	—
Loss on the sale of securities	8,512	—
Loss on the sale of equipment	1,177	—
Common stock, stock options and warrants issued for services	4,042,924	2,003,674
Impairment of capitalized acquisition costs	806,772	—
(Increase) / decrease in accounts receivable	119,085	(123,961)
Increase in other current assets	(267,140)	(273,066)
Increase in accounts payable	71,086	41,318
Increase / (decrease) in accrued liabilities	(684,071)	240,968
Decrease in unearned revenues	(15,210)	(10,000)

Net cash used in operating activities	(3,866,041)	(2,674,033)

Cash flows used in investing activities:
Purchase of available for sale securities	—	(20,753,489)
Increase in notes receivable	(5,547,552)	—
Proceeds from the sale of short-term investments	525,000	—
Increase in restricted cash	—	(403,327)
Increase in patents and trademarks	(91,787)	(42,341)
Purchase of equipment	(115,652)	(262,097)
Increase in other assets	(2,300)	(2,758)
Costs of attempted acquisition	(806,772)	—

Net cash used in investing activities	(6,039,063)	(21,464,012)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	51,300	2,954,500
Proceeds from exercise of common stock options	143,050	358,849
Preferred stock dividend	—	(7,536)
Proceeds from the sale of Series C preferred stock	—	18,417,315

Net cash provided by financing activities	194,350	21,723,128

Net decrease in cash and cash equivalents	$(9,710,754)	$(2,414,917)
Cash and cash equivalents, beginning of period	17,467,545	2,665,486

Cash and cash equivalents, end of period	$7,756,791	$250,569

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

The Company has prepared the accompanying condensed consolidated financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2005. The results of operations for the three months and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other period.

B. Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase common stock, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. 63,947 and 70,947 shares of common stock issuable upon exercise of warrants that were outstanding on June 30, 2006 and 2005 respectively; 247,000 and 250,000 stock options granted to a contractor that were outstanding on June 30, 2006 and 2005 respectively; unvested stock grants totaling 688,000 and 916,668 that were outstanding on June 30, 2006 and 2005 respectively; preferred shares convertible into 684,667 shares of common stock on June 30, 2005 and 1,850,000 and 1,184,606 employee stock options that were outstanding at June 30, 2006 and 2005 respectively were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

C. Stock Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and the stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of June 30, 2006, we were authorized to issue up to 4,723,784 shares of common stock pursuant to the Plan.

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

The effect of adopting SFAS No. 123R as of January 1, 2006 for the three months and six months ended June 30, 2006 was to record $990,905 and $1,756,156 of stock-based compensation expense, respectively. For the three months and six months ended June 30, 2006 and 2005, the Company has allocated stock-based compensation expense, including the amount recorded for the effect of adopting SFAS 123R, the amount recorded for stock grants and the amount recorded for options granted to contractors to the following statement of operations captions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
General and administrative	$2,310,210	$1,161,564	$3,453,458	$1,851,174
Research and development	320,724	76,250	589,466	152,500

Total stock-based compensation	$2,630,934	$1,237,814	$4,042,924	$2,003,674

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

Options granted to employees are valued by applying the fair value based method to stock-based employee compensation in each period utilizing the Black-Scholes option pricing model, a generally accepted valuation model for determining the fair value of options. With respect to stock options granted during the three months and six months ended June 30, 2006 and 2005, the assumptions used in the Black-Scholes option-pricing model were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.35 – 5.19%	2.80 - 4.25%	4.35 – 5.19%	2.80 – 4.25%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	109 - 117%	115%	109 – 117%	111 – 115%
Expected exercise life (in years)	6.0	6.0	6.0	0.25 - 6.0

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

During the three months and six months ended June 30, 2006 we granted to our employees 8,000 and 18,000 shares of common stock, respectively, and options to purchase an aggregate of 311,500 and 339,000 shares of common stock, respectively. During the six months ended June 30, 2006, 250,000 options to purchase common stock were forfeited and 187,500 options to purchase common stock were issued to a former employee in settlement of an employment arrangement. During the three months and six months ended June 30, 2005 we granted to our employees and directors options to purchase an aggregate of 125,000 and 307,000 shares of common stock, respectively. The activity for stock options and warrants during the six months ending June 30, 2006 is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006:	1,921,947	$9.38
Granted	27,500	15.81
Exercised	(28,500)	4.32
Expired or forfeited	—	0.00

Outstanding at March 31, 2006:	1,920,947	$9.55	$15,072,390

Granted	311,500	10.29
Exercised	(15,500)	4.60
Expired or forfeited	(56,000)	18.25

Outstanding at June 30, 2006:	2,160,947	$9.46	$6,074,032

Exercisable at March 31, 2006:	1,159,064	$5.82	$13,075,336

Exercisable at June 30, 2006:	1,221,906	$6.35	$5,499,607

The total intrinsic value of options and warrants exercised in the three months and six months ended June 30, 2006 was approximately $160,000 and $512,000 respectively. The cash received from exercises of options and warrants in the three months and six months ended June 30, 2006 was approximately $71,000 and $194,000, respectively.

The following tables summarize certain stock option and warrant information at June 30, 2006:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$3.00 - $5.10	1,022,000	6.28	$4.04	$5,718,630
$6.00 - $9.10	368,947	8.39	8.68	355,402
$12.05 - $17.20	559,000	9.36	15.20	—
$18.25 - $25.95	211,000	8.71	21.90	—

Total	2,160,947	7.68	$9.46	$6,074,032

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$3.00 - $5.10	955,334	6.15	$4.16	$5,344,301
$6.00 - $9.10	118,614	5.36	8.33	155,306
$12.05 - $17.20	56,875	9.26	15.43	—
$18.25 - $25.95	91,083	8.70	21.07	—

Total	1,221,906	6.41	$6.35	$5,499,607

The following table summarizes the non-vested stock options at June 30, 2006:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2006:	786,350	$13.13
Granted	27,500	13.50
Vested	(51,967)	13.66
Forfeited	—	0.00

Non-vested at March 31, 2006:	761,883	$13.11

Granted	311,500	8.87
Vested	(78,342)	11.79
Forfeited	(56,000)	15.48

Non-vested at June 30, 2006:	939,041	$11.67

The following table summarizes the non-vested stock awards at June 30, 2006:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Outstanding at January 1, 2006:	1,065,000	$4.54
Granted	197,500	20.75
Vested	(276,250)	4.16
Forfeited	(250,000)	3.15

Outstanding at March 31, 2006:	736,250	$9.50

Granted	8,000	17.19
Vested	(56,250)	21.00
Forfeited	—	0.00

Outstanding at June 30, 2006:	688,000	$8.65

As of June 30, 2006, there was $10,836,568 (pre-tax) and $4,088,199 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 1.9 years. As of June 30, 2006, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
Remainder of 2006:	$5,250,726
2007	3,560,484
2008	2,445,026
2009	2,039,300
2010	1,559,223
2011	70,008

Total:	$14,924,767

D. Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock.

Series B Preferred Stock

In the third quarter of 2004 the Company sold 4,240.5 shares of Series B 7%, $.01 par value, convertible non-voting preferred stock (“Series B Preferred Stock”) in exchange for net proceeds of approximately $3.9 million. As of both June 30, 2006 and December 31, 2005 there were no shares of Series B Preferred Stock outstanding. The offering price was $1,000 per share.

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

Warrants

Holders of shares of Series B Preferred Stock were granted cash-only exercise warrants equal to 25% of the common stock issued to them upon conversion of their shares of Series B Preferred Stock at an exercise price of $8.55 per share. During 2005, 271,177 warrants were exercised by holders of Series B Preferred Stock, providing approximately $2.3 million in cash to the Company. As of June 30, 2006, there were warrants to purchase 31,714 and 32,233 shares of the Company’s common stock outstanding and available to the preferred shareholders and investment bankers, respectively, from the Series B Preferred Stock offering.

Convertibility

Each share of Series B Preferred Stock was convertible into such number of shares of the Company’s common stock determined by dividing the $1,000 price per share of the Series B Preferred Stock by $3.50.

During 2005 the remaining 1,133.5 Series B Preferred Stock shares were converted into 323,995 shares of the Company’s common stock.

Series C Preferred Stock

In the second quarter of 2005 the Company sold 20,000 shares of Series C, $.01 par value, convertible preferred stock (“Series C Preferred Stock”) in exchange for net proceeds of approximately $18.4 million. The offering price was $1,000 per share. All shares of Series C Preferred Stock were converted to common stock during 2005. As of December 31, 2005 there were no shares outstanding.

Dividends

There were no dividends associated with the Series C Preferred Stock offering. In addition, the Company agreed that it would not pay any dividends out of any assets on any of its capital stock at any time prior to the maturity date for the Series C Convertible Preferred Stock.

Warrants

In connection with the issuance of 20,000 shares of Series C Preferred Stock, the Company issued warrants exercisable into 166,666 shares of common stock at an exercise price of $24.00 per share. The fair value of the warrants, based on the Black-Scholes option pricing model, was determined to be $1,381,595. After allocating this amount to the warrants, and after allocating $37,117 to the redemption feature embedded derivative, the beneficial conversion feature of the Series C Preferred Stock was determined to be $4,249,992; resulting in a combined deemed dividend and beneficial conversion feature of $5,668,704. This amount was reflected as additional net loss to compute net loss applicable to common shareholders.

The exercise price for the 166,666 outstanding warrants issued in connection with the Series C Preferred Stock financing was also determined on the Mandatory Conversion Date to be $18.192 per warrant share. These warrants expired unexercised on August 2, 2005.

Convertibility

The shares of Series C Preferred Stock were convertible at the option of the holders into shares of common stock, and were initially convertible into 833,332 shares of common stock at an initial conversion price of $24.00 per share, which was calculated at a 9% discount to the average closing price of the Company’s common stock for the 10-trading day period ending on March 31, 2005. A total of 3,568 shares of Series C Preferred Stock were converted at a conversion price of $24.00 per share into 148,666 common shares during the optional conversion period in the second quarter of 2005.

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

During the year-end financial review process, the Company determined that the value of the redemption feature embedded derivative upon issuance of the Series C Preferred Stock on April 11, 2005 was $37,117. This amount was recorded as a derivative liability and a corresponding discount to the Series C Preferred Stock. The discount to the Series C Preferred Stock was immediately accreted as a deemed dividend, resulting in a decrease to additional paid-in capital, since the Series C Preferred Stock was immediately convertible and did not have a stated life. Upon the conversion of the Series C Preferred Stock to common stock, the fair value of the redemption feature embedded derivative was determined to be $0. Therefore, the change in the value of the redemption feature embedded derivative of $37,117 was recorded as a gain in the consolidated statement of operations during the fourth quarter of 2005.

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

All of the short-term investments were sold during the first quarter of 2006 resulting in a loss totaling $8,512. The interest yield on money market funds averaged approximately 4.9% during the second quarter of 2006. At December 31, 2005 the estimated fair value of short-term securities was equal to the approximated cost. All income generated from short term investments was recorded as interest income.

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

F. Note Receivable

During the first six months of 2006, the Company and Amp Resources, LLC (“Amp Resources”) entered into promissory notes, (the “Notes”) pursuant to which the Company loaned approximately $5.5 million to Amp Resources. The entire unpaid principal balance and accrued, but unpaid, interest under the Notes shall be due and payable upon the earlier to occur of March 1, 2007 or the achievement of certain other milestones involving certain geothermal power production projects of Amp Resources (the “Geothermal Projects”), including but not limited to the sale or financing of certain of the Geothermal Projects or the sale or assignment of contracts covering certain of the Geothermal Projects. Payments of principal or interest under the Notes are subordinate to certain obligations of Amp Resources.

The Notes will accrue interest at a rate of 10% per annum, compounded annually, subject to adjustment. The principal and interest of the Notes may not be prepaid in whole or in part, without premium or penalty, without the prior written consent of the holders of two thirds of the equity interests of Amp Resources. The principal and interest on the Notes is unsecured and the Notes are non-transferable and non-negotiable.

The Notes include events of default that include non-payment of principal or interest when due and payable, certain bankruptcy events of Amp Resources and the issuance of certain writ or orders of attachment, levy or garnishment against or upon Amp Resources.

The Company recognized $113,177 and $124,865 of interest income on the Notes in the three months and six months ended June 30, 2006, respectively. The Company recorded an interest receivable balance totaling $124,865 and $0 at June 30, 2006 and December 31, 2005, respectively.

G. Deferred Acquisition Costs

Costs incurred that are directly related to the completion of a proposed acquisition are deferred on the balance sheet and capitalized as part of the purchase price if the transaction is completed. Such costs are expensed if the potential acquisition is no longer considered viable by management.

Consistent with this policy, approximately $162,000 of acquisition costs that had been deferred in the first quarter of 2006 in anticipation of the Amp Resources acquisition, were recognized as expense during the second quarter of 2006. In addition, approximately $645,000 of acquisition costs incurred in the current quarter were expensed in the current quarter.

H. Commitments

The Company has a contractual obligation to pay $750,000 in investment banking fees to JP Morgan Securities, Inc. upon closing of the acquisition transaction with Amp Resources.

During the second quarter of 2006, the Company entered into a lease obligation to double the square footage available in its Technology Development Center. The Company has commitments under these leases that extend through August 31, 2011. Future minimum lease payments under non-cancelable operating leases as of December 31, 2005 were as follows:

Year Ending December 31,	Minimum lease payment
2006	$117,460
2007	238,510
2008	244,154
2009	204,227
2010	176,235
2011	119,177

Total minimum payments	$1,099,763

Total rent expense for the six months ended June 30, 2006 and 2005, was approximately $104,000 and $55,000, respectively.

I. Supplemental Cash Information

We had no cash paid for interest expense and made no income tax payments in the six months ended June 30, 2006 and 2005 respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This section of our quarterly report should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, without limitation, statements concerning the following:

•	our proposed transaction with Amp Resources, and the significant possibility that such transaction may not ultimately be completed;

•	the validity of Amp Resources purported termination of the acquisition agreement;

•	the outcome of ongoing discussion with Amp Resources regarding the proposed transaction and alternative transactions;

•	our ability to place the Amp Resources projects in service in time to qualify for production tax credits, assuming the Amp Resources acquisition is ultimately completed;

•	our ability to repay indebtedness that we assume as part of the Amp Resources transaction within 12 months following the closing, assuming the Amp Resources acquisition is ultimately completed;

•	our ability to collect contractual amounts owed to us by Amp Resources under our note receivable;

•	our ability to develop products and technologies acceptable to industry, establish and maintain relationships with licensees and other users of our technology and products;

•	our ability to obtain capital to fund our operations, working capital needs and plans for growth, the working capital needs of Amp Resources should our transaction with Amp Resources close, and any revised growth strategy we develop if our transaction with Amp Resources does not close;

•	our ability to effectively develop a revised growth strategy should our transaction with Amp Resources fail to close;

•	our research and development expenses;

•	our initial customer sales contracts and other funding sources;

•	our ability to manage our expected growth and to ensure the effectiveness of our internal controls;

•	our beliefs and those of third parties, including industry analysts, regarding the size, growth rates and potential of the commercial markets for our technologies and of related markets;

•	our ability to develop, test and market commercial applications of our technologies;

•	our ability to develop prototypes incorporating our technologies for our customers and potential customers;

•	our beliefs regarding potential efficiency and other improvements offered by the commercial applications of our technologies; and

•	our ability to secure and defend patents.

These statements involve known and unknown risks, uncertainties and other factors that may cause events, industry trends or our actual results, level of activity, performance or achievements to be materially different from any future events, results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and under the caption “Risk Factors” in Part II, Item 1A of this quarterly report.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this quarterly filing to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, (“SEC”).

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

Overview

We are a technology licensing company offering innovations in electromagnetic technology for both electricity-to-motion and motion-to-electricity applications. We have developed several innovations in electric motors and controllers that allow for increased torque, power and efficiency, while controlling heat. We call our technology developments SymetronTM and label motors and controllers enhanced by the technology as SymetronTM enhanced motors and controllers. We have also applied our technologies to alternators and generators, where the efficiency of these motion-to-electricity systems can be improved. We also intend to pursue acquisitions and development of companies and technologies that are complementary to our existing technologies.

We believe our technology can have an impact in several transportation, industrial and power generation markets. Targeted transportation markets including rapidly emerging hybrid-electric vehicles, all-electric industrial traction, public transportation vehicles on wheels and rails, and recreational vehicle markets. Our first entries into transportation markets would likely be with alternator or integrated starter-alternator technologies. Early targets for industrial market applications include heating, ventilation and air conditioning, (“HVAC”), fluid pumps and fan motors where our motor drive technology could have an impact.

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

The trend in the industrial vehicles market, which includes forklifts, is moving toward all electric vehicles in order to reduce emissions indoors, and improve vehicle economy. In the electric forklift market, over the last few years, the inverter-driven AC induction motor has clearly been established as the technology of choice due to its durability and operational economy. We believe that our high torque, high efficiency AC induction technology is ideally suited for this market. We believe that our motor and motor drive technologies can offer significant benefits in this traction drive application.

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

Hybrid Electric Vehicles are becoming increasingly popular in the United States. With gas prices expected to remain high, many consumers are opting for more fuel efficient cars such as hybrid vehicles. U.S. Government studies have shown that most consumers average less than 50 miles per day for their personal driving. We believe that our SymetronTM AC induction motor technologies can help to provide a solution in this market that includes a low cost, high mileage offering through a dual mode Plug-In Hybrid Electric Vehicle, (“PHEV”). We are a founding member of the Plug-In Hybrid Development Consortium, which seeks to shorten the development cycle for new hybrid automobile offerings, thereby accelerating the commercialization of dual mode PHEV technology.

In the industrial sector, Heating, Ventilating and Air Conditioning, (“HVAC”) is one of the largest end-users of AC electric motors and variable frequency drives. Commercial HVAC motors fit our target profile of applications that require variable-speed electric motors and could benefit from an increase in efficiency. Competition in the HVAC industry centers on price and efficiency. We believe that our work on the SymetronTM motor drive technology under the United States Department of Energy grant being administered through our partner Advanced Energy may afford us the opportunity to offer efficiency increases to existing motors in this industry.

In the Power Generation market segment, we agreed to acquire Amp Resources LLC in an acquisition agreement dated January 19, 2006. On June 16, 2006, Amp Resources delivered a termination notice of the acquisition agreement. We believe the contractual conditions for termination have not been met and are exploring our options and evaluating our rights with respect to the acquisition agreement. The parties continue to discuss alternatives regarding the transaction contemplated by the acquisition agreement. The proposed acquisition and its purported termination involve risks and uncertainties that are more fully set forth under the caption “Risks Related to the Proposed Acquisition of Amp Resources and its Purported Termination” under “Risk Factors” in Item 1A of Part II of this report.

The underlying trend in the markets discussed above is toward higher efficiency in motors, drive systems, alternators and generators; reduction in emissions from fossil fuels; higher performance levels in terms of motor torque output; and economical operation of systems from initial acquisition through the life cycle of the product. We have identified other market opportunities, and we evaluate the opportunity associated with such markets on an ongoing basis.

Risk Factors

An investment in our common stock involves a high degree of risk. Investors are encouraged to carefully consider the information under “Risk Factors” set forth in Part II, Item 1A below before making an investment decision regarding our common stock.

Moreover, investors should carefully consider that the public trading market for our common stock is limited and our common stock has historically experienced significant volatility and is likely to experience significant price and volume fluctuations in the future. The limited trading volume of our common stock has caused in the past, and is likely to cause in the future, our stock price to fluctuate dramatically over short periods of time. For example, the closing price of our common stock has fluctuated from a low of $7.00 per share to a high of $22.51 per share during the six month period ending on June 30, 2006. Price levels of our common stock, as with other technology companies in the past, may not bear any relation to our past or present operating results or our underlying intrinsic value. As a result, an investor cannot be assured that our stock price will continue to trade at current levels, that the current levels reflect our intrinsic value or that our stock price will not decline in the future.

Sources of revenue

We expect to derive the large majority of our revenue from sales of technology licenses and collection of royalty payments, although we have not yet commercially licensed our technologies. We are offering our technologies through our direct sales force as well as through selected sales agents familiar with rotating electromagnetic technology and specific industries. We also derive revenue from research and development contracts with government agencies and other entities, in which we undertake engineering activities designed to demonstrate our technologies in specific applications.

We anticipate that the majority of our revenue will be generated in the United States until our technologies have been adopted and applied to specific applications. Subsequently, we intend to license our technologies to companies in Europe and Asia.

Licenses of our technology to potential customers will typically result from the entry of the potential customer into our Test Demonstration Program. Our Test Demonstration Program involves four phases described as follows: (1) Paper Test – an initial indication of engineered value to the customer which is provided through our computer modeling capabilities. (2) Install Test – a customer specific demonstration of the SymetronTM advanced motor technology into a motor of the customer’s choosing. (3) System Test – an application specific installation of our technology into the customer’s product. (4) License – an agreement whereby the customer will acquire specified rights to manufacture or use the SymetronTM advanced motor technology. Of the customers that have joined the program, most are in early stages of Phase 1 or Phase 2 development. As a result, we do not have an established revenue stream and our revenues to date have not been significant. It is our intent to accelerate the progress of customers through the Test Demonstration Program during 2006. We believe that we will be delivering prototypes to customers for installation tests during the remaining quarters of 2006.

Revenue recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, as amended. Revenue recognition is more fully discussed below in Critical Accounting Policies.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand, and we have not yet commercially licensed our technologies. As a result, we have incurred significant losses since our inception and had an accumulated deficit of approximately $25.0 million on cumulative revenues of approximately $430,000 as of June 30, 2006.

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

Critical accounting policies

We consider the policies discussed below to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, causes us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. Regarding all of these policies, we caution that future results rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	Revenue recognition,

•	Allowance for Uncollectible Accounts,

•	Valuation allowance against deferred income taxes,

•	Stock based compensation, and

•	Business combinations.

Revenue Recognition. We recognize revenue in accordance with SAB 104, as amended. Revenue recognition in accordance with SAB 104 can be complex. We intend to earn revenue through various sources. The primary sources of anticipated revenue are: fees for engineering services, fees for the license of technology, and royalty fees.

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

Recognition of royalty revenue will occur as soon as the production quantity on which the payment is to be based is known. It is anticipated that some customers may report production on a lag of one month or more, resulting in revenue recognition lagging customer production by the lag time.

Allowance for Uncollectible Accounts. Contractual rights to future payments associated with trade accounts receivable and notes receivable are evaluated to determine the likelihood of collecting amounts due. The evaluation includes a review of available financial information related to the debtors’ ability to pay, historical payment pattern, security positions, government regulations, most recent communications and an assessment of current economic conditions in determining the net realizable value of our receivables. We also review our allowance for uncollectible accounts in aggregate for adequacy following this assessment. Any charges associated with a perceived collection risk of our note receivable with Amp Resources would be recognized as a reserve for uncollectible accounts and would be included in general and administrative expense.

Specific attention is given in the second quarter to our outstanding note receivable in light of the proposed acquisition of Amp Resources and its purported termination. We have carefully considered the value of the assets and technologies owned by Amp Resources, the status of the Amp Resources projects with respect to the January 1, 2008 placed in service deadline for production tax credits, the security position of our note with respect to other debtors of Amp Resources and the recent cash position of Amp Resources. Our assessment as of the June 30, 2006 balance sheet date is that the note receivable and accrued interest will be collectible according to the terms of the note. Accordingly, we believe that having no allowance for uncollectible accounts fairly represent the underlying collection risks associated with outstanding receivables.

Valuation Allowance Against Deferred Income Taxes. Deferred income tax assets and liabilities are recorded when there is a difference between the financial reporting and tax treatment of financial transactions. We recorded a valuation allowance to offset the entire net deferred tax asset as of June 30, 2006 and December 31, 2005. The valuation allowance was recorded due to the losses incurred and the uncertainties regarding the future taxable income and recoverability of such deferred tax assets. We will continue to evaluate the estimated recoverability of deferred tax assets.

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

Business Combinations. If the proposed acquisition of Amp Resources were to close, it would be accounted for using the purchase method of accounting. Consideration would include the common stock and cash paid and the value of any options assumed, less any cash acquired, and would exclude contingent employee compensation payable in cash and any debt assumed. Costs incurred in the process of completing the acquisition would be deferred on the balance sheet and capitalized if the transaction is completed.

Consistent with this policy, approximately $162,000 of acquisition costs were deferred in the first quarter of 2006 in anticipation of the Amp Resources acquisition, and then subsequently expensed in the second quarter when the completion of the acquisition became less probable. Additional expense of approximately $645,000 were incurred in the second quarter of 2006 in preparation for this acquisition, resulting in total acquisition related expense of approximately $807,000 in the second quarter.

During the third quarter of 2005, approximately $987,000 in expense was recognized as a result of our early discussions regarding an acquisition of Amp Resources, including a payment of $750,000 for investment banking fees to JP Morgan Securities, Inc.

Results of Operations.

During the quarter ended June 30, 2006, we focused on further development of our core SymetronTM technologies and preparation for testing at customer locations. These efforts resulted in early stage evaluation of our technologies and are expected to lead to licensing discussions in the coming months.

We continue to focus on three primary markets: transportation, industrial motors, and power generation. A brief description of our efforts in each of these markets is included below.

Transportation Market

We began marketing of our SymetronTM enhanced alternator design to component manufacturers during the second quarter of 2006. We intend to expand the scope of our selling efforts during the third quarter as we search for the appropriate industry entry point for licensing of our alternator technology. We have filed several patents during the second quarter to protect our intellectual property in this area.

Customer testing, (Phase II or Install Testing), of our P-50 ISA design is now scheduled for the third quarter of 2006. This ISA is designed for a commercial automobile, and we believe it can be scaled up to suit truck and construction equipment sized applications.

We have begun work on a larger ISA under our Cooperative Research and Development Agreement (CRADA) with the Army on the first task of a multi-year development proposal. Congress has added funds for follow-on tasks covering the development of an ISA for the Hummer and larger military vehicle applications, although we have not yet been selected as a recipient of the additional funds. We are awaiting final contract action for current year funding.

Industrial Market

Our efforts to tailor our technology into a flexible modular (FLEXMODTM) controller design under a grant from the United States Department of Energy (“DOE”) as a subcontractor to our partner in this effort, Advanced Energy, continued throughout the second quarter of 2006. The testing protocol for this contract calls for evaluation of FLEXMODTM on 5HP, 20HP and 50HP motors as compared to current industry state-of-the-art motor-controller combinations. Sample data from our initial testing illustrating the improvement from a FLEXMODTM controller as compared to a premier high-performance industrial drive from ABB as a baseline reference point are shown in the following chart.

Higher efficiency controllers are capable of causing an electric motor to perform a given amount of work while consuming less energy, or to perform more work with a given energy input. This chart shows the capability improvement in terms of higher efficiency that was achieved with our FLEXMODTM controller.

We anticipate completion of FLEXMODTM testing under this contract during the third quarter of 2006. Upon completion, we will issue a test report to Advanced Energy, and assist Washington State University in their evaluation of the potential impact of the FLEXMODTM technology.

Power Generation Market

On January 19, 2006, we entered into a definitive agreement (the “Merger Agreement”) to acquire Amp Resources, a private company with technologies focused on power generation. Under the terms of the Merger Agreement, we agreed to acquire Amp Resources and its portfolio of technologies for heat transfer and renewable power generation. We also agreed to assume ownership of multiple, long-term geothermal energy sales contracts with public and private utilities. Also under the Merger Agreement, Amp Resources equityholders were to receive up to 10 million shares of our common stock and approximately $38 million in cash. We would also assume Amp Resources’ liabilities and approximately $50 million in debt that we intended to retire within 12 months of closing. Upon the close of the transaction, Amp Resources equityholders would own approximately 16% of our common stock on a fully diluted basis.

The Merger Agreement provides that either party may terminate the agreement if the proposed acquisition of Amp Resources has not closed by April 23, 2006 or, in the event that shareholder approval is required, May 31, 2006, except that the right to terminate the Merger Agreement is not available to a party whose action of failure to act has been a principal cause of or resulted in the failure of the proposed acquisition of Amp Resources to occur on or before the end date and such action or failure to act constitutes a breach of the Merger Agreement. Amp Resources subsequently signed an agreement to extend this termination date to June 15, 2006. On June 16, 2006, Amp Resources delivered a termination notice of the Merger Agreement. We believe the contractual conditions for termination have not been met and are exploring our options and evaluating our rights with respect to the Merger. The parties continue to discuss alternatives regarding the transactions contemplated by the Merger Agreement.

The proposed acquisition of Amp Resources and its purported termination involve other risks and uncertainties that are more fully set forth under the caption “Risks Related to the Proposed Acquisition of Amp Resources and its Purported Termination” under “Risk Factors” in Item 1A of Part II of this report.

Spending

For the quarter ended June 30, 2006, our recorded net loss was $5,028,646. During the second quarter of 2006, the monthly cash expenditure rate for operations increased to approximately $0.9 million per month, from a rate of approximately $0.5 million per month in the second quarter of 2005, and increased from approximately $0.6 million per month in the first quarter of 2006. Compared to the first quarter of 2006, the increase is primarily due to higher legal costs related to the proposed Amp Resources acquisition. Compared to the second quarter of 2005, the higher spending rate reflects both the proposed Amp Resources acquisition and increased employment levels.

As a company heavily involved in research and development and without an established revenue stream, we have made use of equity-based compensation in several instances to conserve cash. The quarter ended June 30, 2006 included non-cash equity-based compensation expenses to employees of approximately $2.6 million. Of the equity-based employee compensation, approximately $1.6 million is related to stock grants, and approximately $1.0 million is associated with the issuance of stock options to our employees. The quarter ending June 30, 2005 included non-cash equity-based compensation expenses to employees of approximately $1.1 million and non-cash equity-based compensation of approximately $0.1 million for contracted services.

Comparison of Periods Ended June 30, 2006 and 2005

Revenue

During the three months and six months ending June 30, 2006, we recognized revenue of $34,409 and $68,145 respectively as a result of our contract with Advanced Energy. This contract allows for reimbursement of a percentage of our incurred costs, and is accounted for on a percent completion basis. We recognized revenue totaling $148,961 for both the three months and six months ending June 30, 2005 from a combination of sources, including our contract with Advanced Energy, our Small Business Innovative Research Grant with the U.S. Army, and various other contracts.

Operating expenses

Cost of sales. We reported cost of sales for the three months and six months ending June 30, 2006 of $208,547 and $264,131, respectively. We reported cost of sales totaling $115,442 for both the three months and six months ending June 30, 2005. Cost of sales includes the labor, materials and overhead expenses required to perform the work on our contracts with Advanced Energy and the U.S. Army.

General and administrative. General and administrative expenses include expenses related to our marketing, sales, accounting, legal, investor relations, human resources and other administrative functions. Any expenses previously deferred as part of an anticipated business combination were expensed when the expected successful completion of the agreement was no longer likely to occur. Approximately $0.8 million has been expensed in the second quarter of 2006 as a result of recent developments in the proposed Amp Resources acquisition. As we incur additional expense related to the proposed Amp Resources acquisition, we will continue to expense them as incurred until the high likelihood of successfully completing the transaction would allow us to capitalize these expenditures.

General and administrative expense increased from approximately $2.1 million in the second quarter of 2005 to approximately $4.3 million in the second quarter of 2006. The second quarter of 2006 included equity-based non-cash employee compensation expense of approximately $2.3 million compared to equity-based non-cash employee compensation expense of approximately $1.0 million in the year-ago quarter. Equity-based non-cash service provider compensation decreased by approximately $0.1 million from the quarter ended June 30, 2005 to the current year period. Professional service expense also increased by approximately $1.0 million in the second quarter of 2006 compared to the second quarter of 2005, primarily reflecting acquisition related expenditures that were expensed during the quarter.

General and administrative expense increased from approximately $3.8 million in the first half of 2005 to approximately $6.6 million in the first half of 2006. The first six months of 2006 included equity-based non-cash employee compensation expense of approximately $3.4 million compared to equity-based non-cash employee compensation expense of approximately $1.4 million in the six months ending June 30, 2005. Equity-based non-cash service provider compensation decreased by approximately $0.5 million from the six months ended June 30, 2005 to the current year period. Other employment related cost increased by approximately $0.1 million from the year-ago period reflecting higher salaries and employment levels. Professional service expense also increased by approximately $1.0 million in the six months ended June 30, 2006 compared to prior year period.

Research and development. A significant portion of our expenditures are research and development oriented. All research and development expenditures are being recognized and expensed in the period in which they occur. Total engineering expenses are split between cost of sales, and research and development based on the engineering effort expended and the material expense incurred during the quarter.

Research and development expenses were approximately $0.8 million in the second quarter of 2006, an increase of approximately $0.4 million from the second quarter of 2005. Engineering expenses in the second quarter of 2006 included equity-based non-cash compensation expense of approximately $0.3 million compared to approximately $0.1 million in the second quarter of 2005. Other employee related expenses increased by approximately $0.2 million compared to the prior year quarter, reflecting increased staffing and salary levels in our engineering organization.

Research and Development expense increased from $1.0 million in the first half of 2005 to $1.7 million in the first half of 2006. Equity based employee compensation increased by approximately $0.4 million from the six month period ended June 30, 2005 to the current year period reflecting the expensing of options and new equity grants to attract key employees. Cash based employee compensation increased by approximately $0.4 million from the six month period ended June 30, 2005 to the current year period reflecting higher employment and salary levels. The portion of engineering expenses that could be attributed to Cost of Sales was higher in the six months ended June 30, 2006 than the comparable 2005 period by approximately $0.1 million.

Interest and other income. Interest income remained flat at approximately $0.2 million in the second quarter of 2006 as compared to the second quarter of 2005. Interest income for the six months ended June 30, 2006 increased approximately $0.2 million over the same prior year period reflecting the higher cash balances and higher commercial interest rates available. Interest income in the second quarter of 2006 includes approximately $0.1 million related to loans to Amp Resources.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and sales of equity. In the second quarter of 2005, we issued 20,000 shares of Series C preferred stock through a private offering for net proceeds of approximately $18.4 million. These shares of Series C preferred stock were subsequently converted into 1,051,919 shares of common stock.

As of June 30, 2006, we had approximately $8.2 million of cash and restricted cash. Our monthly expenditures, excluding the loans to AMP Resources, were approximately $0.9 million during the second quarter of 2006. We anticipate generating additional revenues in the next 12 months, however there can be no assurance that we will be successful in securing contracts that will generate revenue. In addition, there can be no assurance that we will be able to collect the loans provided to AMP Resources. If we are unable to generate additional revenue or collect the loans made to AMP Resources, we will be forced to raise additional capital or reduce expenditures to continue as a going concern during the next 12 months. Raising additional capital could have a dilutive effect on existing shareholders. Reduction of expenditures could have a negative impact on our business as it may reduce research and development of our products, sales and marketing activities, and other areas that we believe are essential to our ultimate success.

Operating Activities. Our operating activities consumed approximately $3.9 million and approximately $2.7 million of cash during the six months ended June 30, 2006 and 2005, respectively.

Cash consumed by operating activities in 2006 consisted primarily of a net loss of approximately $8.1 million, adjusted for approximately $4.0 million of stock-based compensation and stock issued for services. Accrued liabilities decreased by approximately $0.7 million during the six months ended June 30, 2006, reflecting a withholding tax payment in connection with a net share grant to a former employee of approximately $1.0 million that was incurred late in the first quarter of 2006 and subsequently paid in early April. Approximately $0.8 million in the six months ended 2006 was related to an unsuccessful acquisition, and consequently reflected as an investing activity rather than an operating activity. Current assets increased by approximately $0.3 million in the first six months of 2006 reflecting an increase in prepaid insurance and interest receivable.

Net cash consumed by operating activities in the first half of 2005 consisted primarily of a net loss of approximately $4.6 million, adjusted for approximately $2.0 million of stock-based compensation, and stock and stock options issued for services. Current assets increased by approximately $0.3 million in the first six months of 2005 reflecting an increase in prepaid insurance.

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

Investing activities consumed approximately $6.0 million in the six months ended June 30, 2006, reflecting disbursements under a promissory note receivable of approximately $5.5 million, offset by the sale of short-term investments of approximately $0.5 million. Approximately $0.8 million in the six months ended 2006 was related to an unsuccessful acquisition, and consequently reflected as an investing activity rather than an operating activity. Additionally, we spent approximately $0.2 million on equipment and fees relating to filings for patents and trademarks.

Investing activities consumed approximately $21.5 million during the first six months of 2005. We purchased short term securities with the proceeds of our Series C Convertible Preferred financing and other available cash during the first half of 2005 totaling approximately $20.8 million. We purchased a certificate of deposit to secure our employee credit card facility for approximately $0.4 million during the six months ended June 30, 2005. Capital expenditures totaled approximately $0.3 million in the first six months of 2005.

Financing Activities. Financing activities provided approximately $0.2 million and $21.7 million of cash in the six months ending June 30, 2006 and 2005, respectively. Financing activity in 2006 consisted of the exercise of common stock options and warrants. Financing activity in 2005 consisted of approximately $18.4 million in net proceeds from our Series C Convertible Preferred financing, approximately $3.0 million from the exercise of common stock warrants and $0.4 million from the exercise of employee stock options.

As of June 30, 2006, we had stockholders’ equity of approximately $14.4 million and approximately $8.2 million in cash and restricted cash. While we believe that our current cash on hand, together with cash anticipated to be provided by customer sales, will be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the next 12 months, we will consider additional sources of equity or debt financing in order to:

•	Complete the announced acquisition of Amp Resources, or any alternative transaction and develop any assets or businesses acquired, although there is a substantial risk that the acquisition will not be completed;

•	Execute on our growth strategy, including any revised growth strategy we adopt if the proposed acquisition of Amp Resources is not completed;

•	Provide flexibility in negotiating customer agreements;

•	Expand our sales and marketing efforts;

•	Accelerate the development of our technologies;

•	Enhance our intellectual property position;

•	Consider strategic acquisitions and alliances;

•	Meet the capital requirements for national stock exchanges; and

•	Develop more demonstration vehicles and other applications.

To complete the acquisition of Amp Resources announced on January 19, 2006, we would have to provide $38 million of cash at closing and assume approximately $50 million in debt. We are exploring several options for financing this transaction, or alternative transactions, including loans secured by power plant assets and equity financing. Amp Resources has purported to terminate the acquisition and there is a substantial risk that it will not be completed.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations and Commitments

We have a contractual obligation to pay $750,000 in investment banking fees to JP Morgan Securities, Inc. upon closing of the acquisition transaction with Amp Resources.

As of June 30, 2006, we did not have any letters of credit, guarantees, or repurchase obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in its operations, we are exposed to financial, market, political and economic risks. The following discussion provides information regarding our exposure to the risks of changing interest rates.

We hold interest rate contracts for purposes other than trading. They are used primarily to safeguard Company cash and earn a market rate of interest.

As of June 30, 2006 we had approximately $7.8 million in cash and equivalents that were invested primarily in money market accounts until needed for operating and other activities. Current money market rates are approximately 5.2%. If interest rates decline by 1%, the amount of interest earned on our money market balances would be approximately $80,000 lower over a twelve month period.

As of June 30, 2006 we had lent approximately $5.5 million in a note receivable to Amp Resources. This note is at a fixed interest rate of 10% per annum, compounded annually. There is a possibility that Amp Resources will default on the loans and we could lose the entire amount invested, particularly if the Amp Resources acquisition is not completed.

We are exposed to credit loss in the event of nonperformance by counterparties on the above instruments. If the proposed Amp Resources acquisition were completed, a portion or all of the Amp Resources promissory note could be offset as part of the purchase price.

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

(b) Changes in Internal Control Over Financial Reporting

In the second quarter of 2006, we hired a controller to formalize documentation of our financial processes and improve our segregation of duties during the period covered by this Quarterly Report on Form 10-Q.

We are currently evaluating the impact on our internal controls over financial reporting of the proposed acquisition of Amp Resources and any related transactions that may result from ongoing discussions with Amp Resources and other business alliance relationships that we may develop.

Pursuant to the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission promulgated pursuant to that act, our management will be required to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2006, and we are required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any “material weakness” (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) in our internal control over financial reporting. If our management concludes that there are one or more material weaknesses in our internal control over financial reporting, our management will not be permitted to conclude that our internal control over financial reporting is effective. It is possible that any control deficiencies identified, either individually or in combination, might constitute “significant deficiencies” (within the meaning of PCAOB Auditing Standard No. 2) or material weaknesses in our internal control over financial reporting. As a result, if we fail to adequately remediate such control deficiencies before December 31, 2006, and if management or our auditors conclude that they give rise to or otherwise constitute material weaknesses, our management will not be permitted to conclude that our internal control over financial reporting is effective.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

SET FORTH BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q, AND IN OTHER DOCUMENTS WE FILE WITH THE SEC, ARE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS AND RESULTS TO DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT. BECAUSE OF THE FOLLOWING FACTORS, AS WELL AS OTHER VARIABLES AFFECTING OUR OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED A RELIABLE INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

Risks Related to the Proposed Acquisition of Amp Resources and its Purported Termination

Amp Resources has purported to terminate the proposed acquisition, and there can be no assurance that the proposed acquisition or any alternative transaction with Amp Resources will be consummated.

On January 19, 2006, we entered into an Agreement and Plan of Acquisition with Amp Resources, (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, the completion of our acquisition of Amp Resources is subject to various closing conditions, including (i) the redemption of all of the outstanding Series B-1 membership interests of Amp Resources, (ii) that we obtain funding from third parties in an amount sufficient to consummate the redemption of all of the outstanding Series B-1 membership interests of Amp Resources, (iii) customary regulatory approvals and (iv) expiration of the applicable waiting period under the Hart-Scott-Rodino Act.

The Merger Agreement (as amended by a Letter Agreement dated May 1, 2006) further provides that either party may terminate the agreement if the proposed acquisition of Amp Resources has not closed by June 15, 2006, except that the right to terminate the Merger Agreement is not available to a party whose action or failure to act has been a principal cause of or resulted in the failure of the proposed acquisition of Amp Resources to occur on or before the end date and such action or failure to act constitutes a breach of the Merger Agreement. Amp Resources delivered a termination notice of the Merger Agreement on June 15, 2006. We believe that the contractual conditions for termination have not been met, and we are continuing to explore our options and evaluate our rights under the agreement. We are also continuing discussions with Amp Resources regarding the transactions contemplated by the Merger Agreement and alternative transactions. While we do not concur with Amp Resources’ position that it had the right to terminate the Merger Agreement the resolution of that difference of opinion is uncertain.

There is a substantial risk that the proposed acquisition or any alternative transaction may not be consummated. We can give no assurances about the outcome of our ongoing discussions or the expected benefits of any eventual arrangement with Amp Resources. We face the risks that we may be unable to resolve our differences with Amp Resources, and that the proposed acquisition of Amp Resources or any alternative transaction may not be consummated. Any failure to resolve our differences with Amp Resources could cause us to become involved in litigation that would be costly and consume substantial management time. In particular, we may choose to take legal action against Amp Resources and other parties to the Merger Agreement in an effort to enforce our rights thereunder. Litigation is by nature uncertain, and could produce negative results, including one or more successful counter claims by other parties, regardless of our views of the merits of our position. Although we are continuing discussions with Amp Resources regarding the acquisition and alternative transactions, there can be no assurance that we will complete any transaction with Amp Resources, or that any transaction ultimately completed will benefit us. In any such case, the substantial expenses and management time we have devoted to the proposed transactions and on-going talks with Amp Resources would have been a distraction from our business, we would not obtain any of the anticipated benefits of the proposed transactions, and we may be unable to recover the loans we have made to Amp Resources when due or otherwise.

If the Amp Resources acquisition or any alternative transaction is not completed, our stock price may decline and our business could otherwise be materially adversely affected. In addition, we would need to reevaluate our growth strategy, and our stock price could decline further if we were unable to effectively formulate, communicate and execute on a revised growth strategy. Until the situation regarding Amp Resources is resolved we will face substantial uncertainty, which may cause our stock price to continue to experience substantial volatility. Further, our business may be harmed to the extent that potential customers, suppliers and others believe that we cannot effectively compete in the marketplace without consummating a transaction with Amp Resources.

You should read the following risk factors, which deal in large part with risks that would affect us in the event we acquire Amp Resources, in light of the substantial risk that such acquisition will not be consummated.

Our proposed acquisition of Amp Resources or any alternative transaction, if completed, could be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention, which would have a material adverse impact on our business.

The proposed Amp Resources acquisition or any alternative transaction, if ultimately completed, would result in significant expense to us and could disrupt our ongoing business and distract our management and employees. We might have difficulty integrating the acquired technology, employees and operations in connection with the proposed Amp Resources acquisition or an alternative transaction. In addition, the key personnel of Amp Resources might decide not to work for us. The proposed Amp Resources acquisition would also involve risks associated with the acquired business, including environmental hazards, such as discharges of hazardous substances and historic disposal activities. In order to operate Amp Resources as a successful business we would need to:

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

As a result of these risks, we may not be able to achieve the expected benefits of the Amp Resources acquisition even if it is ultimately completed. There is substantial risk that it will not be completed. If we are unsuccessful in completing or integrating the Amp Resources acquisition, we would be required to reevaluate our growth strategy and we would have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the Amp Resources acquisition without obtaining any of the anticipated benefits.

The successful integration of Amp Resources would require, among other things, integration of Amp Resources’ operations, technologies, policies and personnel with our business. Assuming we complete the transaction, we might not achieve successful integration in a timely manner, or at all, and we might not realize the anticipated benefits and synergies of the acquisition to the extent, or in the timeframe, anticipated. We would also face challenges inherent in efficiently managing an increased number of employees and operations, including the need to develop appropriate systems, policies, benefits and compliance programs. The inability to manage the increased size and complexity of any eventual combined company effectively could have a material adverse effect on our business after the acquisition, if completed.

The Amp Resources acquisition, if completed, would involve the acquisition of significant tangible and intangible assets. We currently record in our statements of operations ongoing amortization of intangible assets, and may need to recognize similar charges in connection with any eventual Amp Resources acquisition and possibly any future acquisitions. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would increase a reported loss, or reduce any future reported earnings. In addition, we would require additional funds to consummate the Amp Resources acquisition or an alternative transaction, which may require us to incur debt or issue additional equity securities as consideration, which could cause our shareholders to suffer significant dilution.

Assuming we complete the proposed Amp Resources acquisition, Amp Resources would require substantial additional capital to support its operations and this capital may not be available on terms acceptable to us, if at all.

Each of Amp Resources’ geothermal power production projects under development or construction will require substantial capital investment. If we do ultimately consummate the acquisition with Amp Resources or an alternative transaction, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. Any such debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to us for other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, we may not be able to obtain additional financing on terms favorable to us if at all. If we were unable to obtain adequate financing on terms satisfactory to us, when we require it, our ability to support the business of Amp Resources and our ability to achieve the desired effects of the proposed merger with Amp Resources or any alternative transaction would be significantly limited.

Assuming we complete the proposed Amp Resources acquisition or an alternative transaction, we may incur indebtedness in connection with such transaction, which would likely result in the imposition of restrictions that would impair our ability to operate our business.

In order to obtain sufficient funds to redeem all of the outstanding Series B-1 membership interests of Amp Resources as required pursuant to the Merger Agreement, or to meet operating or other requirements in connection with the acquisition or an alternative transaction, we may incur a significant amount of debt, which could constrict our liquidity, result in substantial cash outflows, and adversely affect our financial health and ability to obtain financing in the future. This debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to us for other purposes and could make us more vulnerable to industry downturns and competitive pressures. Any failure by us to satisfy our obligations with respect to these potential debt obligations would likely constitute a default under such credit facilities.

Assuming we complete the proposed Amp Resources acquisition or an alternative transaction, we may sell equity securities to finance the redemption of certain outstanding Series B-1 membership interests of Amp Resources or to meet other liquidity needs, which would result in dilution to our existing shareholders.

The Merger Agreement requires us to redeem of certain outstanding Series B-1 membership interests of Amp Resources. In order to effect this redemption, or to meet operating or other requirements in connection with the acquisition or an alternative transaction, we would be required to raise additional capital, which may be accomplished through the issuance of additional equity securities. The issuance of additional shares of our equity securities would cause our shareholders to experience significant dilution.

Assuming we complete the proposed Amp Resources acquisition, our ability to utilize the net operating loss carry forwards acquired in connection with such acquisition may be limited.

The federal net operating loss carry forwards that could be acquired through the Amp Resources acquisition, if completed, would be subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carry forwards may have additional limitations resulting from certain future ownership changes or other factors under Section 382 of the Internal Revenue Code. If these net operating loss carry forwards were further limited, and we had taxable income which exceeded the available net operating loss carry forwards for that period, we would incur an income tax liability even though net operating loss carry forwards may be available in future years prior to their expiration, and our future cash flow, financial position and financial results may be negatively impacted.

Assuming we complete the proposed Amp Resources acquisition, we may not complete the construction of all four Amp Resources geothermal resource projects in time to qualify for the tax credits provided for in the 2005 Energy Bill.

The Energy Bill of 2005 provided for production tax credits on new energy production from geothermal power plants that are placed in service prior to January 1, 2008. Recently introduced federal legislation has proposed to extend the placed in service deadline by up to three years, but there is no guarantee that this legislation will pass, or if it passes, that the geothermal projects being acquired will qualify for the production tax credits. The acquisition agreement with Amp Resources includes representations that all four of these plants can be constructed and placed in service by December of 2007. However, construction of power plants is an expensive and complicated activity, requiring the coordination of many contractors, securing of government permits, the acquisition or development of transmission capacity and securing of land and water rights from both private landowners and government agencies. Assuming we complete the proposed Amp Resources acquisition, the failure to complete the activities required to place the plants in service prior to January 1, 2008, would preclude us from obtaining the Energy Bill tax credits, which would likely have a negative impact on our financial results and a material adverse effect on our business. The financial implications of failing to meet the Energy Bill deadline, or the perception that such deadline will not be met, could cause the trading price of our common stock to decline.

If we complete the proposed acquisition of Amp Resources, our business would be more complex, putting strains on management, and potentially requiring management changes for us to be successful.

If we consummated the acquisition of Amp Resources, upon completion of such acquisition and throughout an intense construction period, the management issues encountered would be more complex and might require us to make management changes including hiring additional people, and replacing some key positions. The same may be true in the event that we complete an alternative transaction with Amp Resources. The occurrence of key personnel changes or the perception that key personnel will be added or replaced could have a negative effect on our financial results and the trading price of our common stock.

Risks Related to our Business and Ownership of our Common Stock

We have limited operating experience and revenue, are not currently profitable, expect to continue to incur net losses in the near future, and may never achieve or maintain profitability. If we cannot achieve and maintain profitability, our stock price is likely to decline.

We are a technology licensing company with a limited operating history, and from our inception, we have had very limited revenue from operations. We have not yet commercially licensed our technologies. Our early stage of development means that there is limited historical information available upon which you can base your evaluation of our business and prospects, and that we have limited insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the markets we seek to address are very competitive and rapidly evolving. You should consider and evaluate our business and prospects in light of the risks, expenses, challenges and uncertainty that we face as an early stage company seeking to develop new technology and products in a competitive and rapidly evolving market.

Since our inception, we have incurred significant net losses, including a net loss of approximately $8.0 million for the six months ended June 30, 2006. As a result of ongoing operating losses, we had an accumulated deficit of approximately $25.0 million on cumulative revenues of approximately $430,000 as of June 30, 2006. Our losses have resulted principally from limited revenue and the research and development and general and administrative expenses associated with our operations. We expect to incur additional losses for the next several quarters. We cannot assure an investor that we will be able to successfully develop new technology or products, or if developed, that this technology or any products will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses for research and product development, manufacturing, and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We are likely to need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, or at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

•	develop commercially viable technology by designing and engineering the SymetronTM motor, controller, alternator, integrated starter alternator and generator technologies for license on a commercial scale;

•	convince our potential customers of the benefits of our technology or products, if any;

•	establish relationships with motor and power generator manufacturers, automobile manufacturers, producers of electricity and other forms of power, the military, government, and other systems integrators for the license or sale of our technology or products, if any;

•	avoid infringing and successfully defend any allegations of infringing the intellectual property rights of others;

•	defend our intellectual property from infringement by others;

•	comply with applicable governmental regulations; and

•	hire, train and retain qualified personnel.

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

We are likely to need to raise additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or, potentially, continue as a going concern.

As of June 30, 2006, we had approximately $8.2 million of cash and restricted cash. Our monthly expenditures, excluding loans to Amp Resources, were approximately $0.9 million during the second quarter of 2006. We anticipate generating additional revenues in the next 12 months, however there can be no assurance that we will be successful in securing contracts that will generate revenue. There is a possibility that Amp Resources will default on our loans to it and we could lose the entire amount invested, particularly if the Amp Resources acquisition is not completed. The outstanding balance of our loans to Amp Resources was approximately $5.5 million at June 30, 2006. If we are unable to generate additional revenue or collect loans made to Amp Resources, we will be forced to raise additional capital or reduce expenditures to continue as a going concern during the next 12 months. Raising additional capital could have a dilutive effect on or otherwise affect existing shareholders, as described in more detail below. Reduction of expenditures could have a negative impact on our business as it may reduce research and development of our products, sales and marketing activities, and other areas that we believe are essential to our ultimate success.

The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions and the successful commercial licensing of our technologies. Regardless of the more immediate factors discussed above, we will likely need to raise additional capital to further develop and market our technologies and continue our operations. For example, we would need to raise additional capital to complete our potential acquisition of Amp Resources, and we might need to raise capital to complete any alternative transaction.

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

If we raise additional capital by incurring indebtedness, this could constrict our liquidity, result in substantial cash outflows, and adversely affect our financial health and ability to obtain financing in the future. Any such debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to us for other purposes and could make us more vulnerable to industry downturns and competitive pressures. Any failure by us to satisfy our obligations with respect to these potential debt obligations would likely constitute a default under such credit facilities.

Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements, build our business or continue as a going concern.

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

In addition to our proposed acquisition of Amp Resources, we may pursue the acquisition of new or complementary business or technologies. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate acquisitions, personnel or products that we may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. Furthermore, acquisitions of new or complementary businesses or technologies could also result in changes to our business or operating model, which may be difficult to execute. In addition, any acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. For example, Amp Resources has purported to terminate our proposed acquisition, and there is a substantial risk that this proposed acquisition will not be completed. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of deferred stock-based compensation.

We may issue company stock as consideration for acquisitions, joint ventures or other strategic transactions, and the use of common stock as purchase consideration will dilute each of our current stockholder’s interest. In addition, we may obtain debt financing in connection with an acquisition. Any such debt financing could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. In addition, such debt financing may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to us for other purposes and could make us more vulnerable to industry downturns and competitive pressures.

We may be unable to successfully obtain research and development funding opportunities from military and government programs.

A substantial portion of our revenue to date has come from two government sponsored development contracts. Our Small Business Innovative Research (SBIR) grant was concluded in the second quarter of 2005 resulting in approximately $70,000 of revenue in 2005. Our FLEXMODTM technology packaging contract with Advanced Energy is funded by the Department of Energy, through the State Technologies Advancement Collaborative (STAC) has provided approximately $305,000 in revenue throughout 2005 and 2006.

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

The closing price of our common stock has fluctuated from a low of $7.00 per share to a high of $22.51 per share during the six month period ending on June 30, 2006. Our stock price has in the past and is likely in the future to experience significant volatility as a result of numerous factors, many of which are outside of our control, including, but not limited to the following:

•	developments regarding our potential acquisition of Amp Resources, its purported termination, or our ongoing discussions with Amp Resources;

•	changes in market valuations or earnings of our competitors or other technology companies;

•	changes in market perception of our potential earnings, prospects or value;

•	actual or perceived developments in our business or in the markets we seek to address;

•	fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the degree of market acceptance of our technology and our ability to license such technology at rates favorable to us;

•	the loss of key personnel;

•	the high costs associated with transfer and relocation of new personnel;

•	our sale of common stock or other securities in the future;

•	additional dilution that could result from adopted employee compensation plans of acquired companies;

•	public announcements regarding material developments in our business, including acquisitions or other strategic transactions;

•	public announcements regarding material transactions or other developments involving our strategic partners, customers or competitors that are perceived by the market to affect our business prospects;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	trading patterns of holders of our common stock;

•	the trading volume of our common stock;

•	short-selling and similar activities with respect to our common stock; and

•	disruption in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

Moreover, the volatility in our stock price has been exacerbated by having relatively limited trading volume, which can cause significant price movements in our stock price to result from even modest volumes of trading activity. As such, we cannot assure you that our stock price will continue to trade at current price levels in the future or that recent price levels reflect our intrinsic value. In addition, following periods of volatility in the market price of a company’s securities, a company can face increased risk that securities litigation or governmental investigations or enforcement proceedings may be instituted against it. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation. As a result, before making an investment decision regarding our common stock, investors are urged to consider carefully the risks associated with investing in a stock like ours that has experienced recent price and volume volatility and is likely to continue to experience significant such volatility in the future.

The listing of our shares of common stock on NYSE Arca may result in increased trading volume volatility with respect to our common stock, which may cause a decrease in our stock price.

For most of the 2005 fiscal year, our common stock traded on the Over the Counter Bulletin Board. On November 3, 2005, shares of our common stock began trading on ArcaEx, under the ticker symbol of

“RZ.” Prior to the listing of our common stock on ArcaEx, there had been a limited public market for our common stock. On March 7, the NYSE Group, Inc., a for-profit, publicly-owned company, was formed out of the merger of the New York Stock Exchange and Archipelago Holdings, Inc.The listing of our common stock on NYSE Arca may result in increased trading volume volatility with respect to our shares of common stock. Increased trading volume volatility with respect to our shares of common stock may cause greater volatility in our stock price, which may result in a lower market price for our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

If we fail to comply with NYSE Arca listing standards and maintain our listing on NYSE Arca, our business could be materially harmed and our stock price could decline.

In October of 2005 we received approval to list shares of our common stock on ArcaEx and on November 3, 2005, shares of our common stock began trading on ArcaEx. On March 7, 2006, the NYSE Group, Inc., a for-profit, publicly-owned company, was formed out of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. Pursuant to the Sarbanes-Oxley Act of 2002, national securities exchanges, including NYSE Arca, have adopted more stringent listing requirements. Even though we have been approved to list shares of common stock on NYSE Arca, we cannot assure you that we will be able to maintain our compliance with all of the listing standards of the NYSE Group, or that we will be able to maintain our listing with NYSE Arca as a member of the NYSE Group. Any failure by us to maintain our listing on NYSE Arca could materially harm our business, cause our stock price to decline, and make it more difficult for you to sell your shares.

We do not have an active, liquid trading market for our common stock and you may have difficulty selling your shares.

Our common stock has for much of our history been treated as a “penny stock” as that term is defined in SEC Rule 3a51-1. Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require brokers and dealers effecting transactions in any penny stock for or with the account of a customer to provide the customer with a document disclosing the risks of investing in penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the customer’s account.

In addition, SEC Rule 15g-9 prohibits brokers and dealers from selling penny stocks or effecting the purchase of penny stocks unless the broker or dealer has approved the investor’s account for transactions in penny stocks by obtaining, among other things, information concerning the investor’s financial situation, investment experience and investment objectives and making a determination as to whether transactions in penny stocks are suitable for the investor in accordance with SEC rules and regulations.

In the past, compliance with these requirements have made it difficult to establish an active, liquid trading market in our common stock, and you may have difficulty selling your shares. Historically, the public market for our common stock has been very limited. For example, the average reported volume of trading in our common stock over the January through June 2006 period was approximately 68,000 shares per day.

For most of the 2005 fiscal year, our common stock traded on the Over the Counter Bulletin Board (OTC:BB). In October of 2005 we received approval to list shares of our common stock on ArcaEx, and on November 3, 2005 shares of our common stock began trading on that exchange under the ticker symbol of RZ. On March 7, 2006, the NYSE Group, Inc., a for-profit, publicly-owned company, was formed out of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. We cannot predict that an active, liquid trading market will develop or that the market will be able to sustain transactions by larger institutional investors. Accordingly, investors may have difficulty accumulating a significant position in our stock or in selling a substantial number of shares in a short period of time.

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

In connection with the audit of our 2004 financial statements, our management and Audit Committee were notified by our independent accountants, Tanner LC, of deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be “material weaknesses.” The deficiencies related to internal control and disclosure control over stock-based compensation, reporting of equity transactions and certain disclosures in the footnotes to the consolidated financial statements. The deficiency in our internal control over stock-based compensation and equity transactions related to the failure to properly record issuances of stock, the failure to timely report certain transactions on Forms 3, 4, or 5, and the failure to properly itemize equity transactions in the statement of stockholders’ equity. The deficiency in our disclosure controls was related to the stock option disclosures required by Statement of Financial Accounting Standards (SFAS) No. 148.

The deficiencies were detected in the audit process and were appropriately recorded and disclosed in our annual report on Form 10-KSB for 2004. We have taken several steps during 2005 to remedy, and subsequently in 2005 and 2006 to improve, our disclosure controls and our internal controls over financial reporting, however we cannot assure you that the revised controls and procedures will be effective in remedying all of the identified deficiencies. If we fail to adequately address these deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, any deficiencies could prevent us from releasing our financial information and Securities and Exchange reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to, our consolidated financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain the adequacy of our internal control over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also subject us to a risk of delisting by a national exchange and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Even if our technology is a technical success, we may not successfully develop licensing arrangements with potential customers or commercially viable products on a timely basis, if at all. It may be years before our technology is proven viable for our target market segments, if at all, and even longer before we have licensing arrangements in place. Superior competitive technologies may be introduced or potential customer needs may change resulting in our technology or products being unsuitable for commercialization. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new technology into the marketplace that we are able to successfully commercialize. We may need to incur additional expense to add to our sales force, engage sales agents or incur other selling expenses to license our technologies or sell our products. If we are unable to cost effectively achieve commercial acceptance of our technology, our business will be materially and adversely affected. Even if our potential technology achieves commercial acceptance, the size of the potential markets for our technology may prove to be insufficient to permit us to generate significant revenue or achieve profitability.

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

Our future success also depends on our ability to attract, train, retain and motivate highly skilled technical and sales personnel. Competition for personnel is intense, and qualified personnel are likely to remain a limited resource for the foreseeable future. We may not be successful in attracting, training, retaining and motivating personnel in the future, which would impair our ability to maintain and grow our business.

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

Our success is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on most of our key technologies. To date, five (5) U.S. patents have been issued and one (1) U.S. patent application has been approved but has not yet been issued. Twelve (12) additional U.S. patent applications are pending. We cannot be certain that our pending patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patent applications that we may file for our current and future technologies may not be issued. We have also applied for registration of trademarks which may never be granted registration.

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

We may be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in our industry segment grows, and the functionality of products in different industry segments overlaps. If third parties assert that our current or future products infringe their proprietary rights, there could be costs and damages associated with these claims, whether the claims have merit or not, which could harm our business. Any future claims could harm our relationships with existing customers and may deter future customers from licensing our products. In addition, in any potential dispute involving our intellectual property, our potential customers or distributors of our products could also become the target of litigation, which could trigger indemnification obligations in certain of our license and service agreements and harm our relationships with any such customers or distributors. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

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

The progress of our technologies may be dependent on government regulations such as standards for Corporate Average Fuel Economy (CAFE), Renewable Portfolio Standards (RPS) and the Clean Air Act. Any delays in implementation or relaxing of these standards could have a negative impact on the demand for our products and services. Any new government regulations or policies pertaining to our technologies may result in significant additional expenses to us and our potential customers and could cause a significant reduction in demand for our technologies.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. Approximately 42 million shares of Rule 144 stock passed the two year restriction under Rule 144 in the fourth quarter of 2005. As holders of these restricted shares file with the Securities and Exchange Commission to have the legends removed from their common stock certificates in accordance with Rule 144, the filings are reported as insiders preparing to sell shares, regardless of the inside knowledge of the shareholder and regardless of their intention. If our officers directors or employees sell shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 17.5 million shares were free of restrictive legend as of June 30, 2006 up from approximately 3.8 million and 11.5 million at the end of 2004 and 2005, respectively. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

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

We also from time to time, maintain short-term investments, which are all classified as available for sale, and have been recorded at fair value, which approximates cost. Short-term investments include certificates of deposit, auction rate certificates, auction rate preferred securities, municipal preferred securities and mutual funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty (30) years. These instruments are rated BBB+ or higher by Standard & Poor’s Ratings Group, or equivalent. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Given the short-term nature of these investments, and that we have no borrowings outstanding other than short-term letters of credit, we intend to limit our interest rate risk to movements in short term rates.

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

We held the 2006 Annual Meeting of Shareholders on June 27, 2006 in Provo, Utah.

At the 2006 Annual Meeting of Shareholders, the shareholders elected the following individuals as Class I directors, to serve until the 2009 Annual Meeting of Shareholders, and until their successors are elected and qualified or until their earlier death, resignation or removal:

Name	Votes For	Votes Against	Votes Withheld
Barry Markowitz	33,413,964	0	11,351
Alan Perriton	33,413,964	0	11,351
Reynold Roeder	33,413,964	0	11,351

At the 2006 Annual Meeting of Shareholders, the shareholders also voted to retain as independent auditors the firm of Tanner, LC, until the 2007 Annual Meeting of Shareholders, and until their successors are appointed and ratified or until their earlier resignation or removal:

Name	Votes For	Votes Against	Votes Withheld
Tanner LC	33,412,417	4,898	8,000

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number	Description of Document

2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

2.2P	Agreement and Plan of Acquisition, dated January 19, 2006, by and among Raser Technologies, Inc., Amp Resources, LLC, Power Acquisition Corp. and John H. Stevens, as Equityholder Representative.

2.3	Promissory Note Agreement, dated April 6, 2006, between Amp Resources, LLC, Highland Capital Partners VI Limited Partnership, Highland Capital Partners VI-B Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, SCP/AR, LLC and Raser Technologies, Inc.

2.4S	Letter Agreement, dated May 1, 2006, by and among Raser Technologies, Inc., Amp Resources, LLC, Power Acquisition Corp. and John H. Stevens, as Equityholder Representative.

2.5V	Letter Regarding Termination of Acquisition Agreement, dated June 16, 2006.

3.1BC	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2H	Amended and Restated Bylaws of the Registrant.

3.3N	Amended and Restated Articles of Incorporation of the Registrant

4.1H	Specimen Common Stock Certificate.

4.2D	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.5K	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

4.6K	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

10.1E	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2F	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3G	Amended and Restated 2004 Long Term Incentive Plan.

10.4H	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5I	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6I	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

Exhibit Number	Description of Document

10.7I	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8J	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.9K	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.10L	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

10.11M	Lease Agreement by and between the registrant and EsNET Properties L.C., effective as of March 11, 2005.

10.12 O	Second Amended Restricted Stock Grant Agreement dated July 12, 2005 by and between the registrant and John C. Ritter.

10.13 O	Third Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and John C. Ritter.

10.14 O	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated July 29, 2005 by and between the registrant and William Dwyer.

10.15 O	Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and Timothy D. Fehr.

10.16 R	Fifth Amended Restricted Stock Grant Agreement dated January 15, 2006 by and between the registrant and John C. Ritter.

10.17 R	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated January 31, 2006 by and between the registrant and William Dwyer.

10.18 R	Amended Restricted Stock Grant Agreement dated January 31, 2006 by and between the registrant and Timothy D. Fehr.

10.19 U	Employment Agreement, dated June 27, 2006, between the registrant and Patrick J. Schwartz.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

C	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

D	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

E	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

F	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

G	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

H	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.

I	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.

J	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.

K	Incorporated by reference to Exhibit 4.5, Exhibit 4.6 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on April 7, 2005.

L	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 5, 2005.

M	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 24, 2005.

N	Incorporated by reference to Exhibit 3.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 8, 2005.

O	Incorporated by reference to Exhibit 10.12, Exhibit 10.13, Exhibit 10.14 and Exhibit 10.15 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 14, 2005.

P	Incorporated by reference to Exhibit 2.2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on January 25, 2006.

R	Incorporated by reference to Exhibit 10.16, Exhibit 10.17 and Exhibit 10.18 filed with the registrant’s Form 10-Q (File No. 000-30657) on May 15, 2006.

S	Incorporated by reference to Exhibit 2.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 22, 2006.

U	Incorporated by reference to Exhibit 10.19 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on June 30, 2006.

V	To the extent necessary or applicable, the exhibit required by Item 601 of regulation S-K is filed herewith. Such filing does not constitute an admission by the Registrant that the Merger Agreement has effectively been terminated.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC.
(Registrant)

July 26, 2006	/s/ Brent M. Cook
(Date)	Brent M. Cook,
Chief Executive Officer and Director

July 26, 2006	/s/ William Dwyer
(Date)	William Dwyer,
Chief Financial Officer

EXHIBIT INDEX

(a)	Exhibits

Exhibit Number	Description of Document

2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

2.2P	Agreement and Plan of Acquisition, dated January 19, 2006, by and among Raser Technologies, Inc., Amp Resources, LLC, Power Acquisition Corp. and John H. Stevens, as Equityholder Representative.

2.3	Promissory Note Agreement, dated April 6, 2006, between Amp Resources, LLC, Highland Capital Partners VI Limited Partnership, Highland Capital Partners VI-B Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, SCP/AR, LLC and Raser Technologies, Inc.

2.4S	Letter Agreement, dated May 1, 2006, by and among Raser Technologies, Inc., Amp Resources, LLC, Power Acquisition Corp. and John H. Stevens, as Equityholder Representative.

2.5V	Letter Regarding Termination of Acquisition Agreement, dated June 16, 2006.

3.1BC	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.2H	Amended and Restated Bylaws of the Registrant.

3.3N	Amended and Restated Articles of Incorporation of the Registrant

4.1H	Specimen Common Stock Certificate.

4.2D	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.5K	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

4.6K	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.

10.1E	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2F	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3G	Amended and Restated 2004 Long Term Incentive Plan.

10.4H	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5I	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6I	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7I	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer.

10.8J	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.9K	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.10L	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

10.11M	Lease Agreement by and between the registrant and EsNET Properties L.C., effective as of March 11, 2005.

10.12 O	Second Amended Restricted Stock Grant Agreement dated July 12, 2005 by and between the registrant and John C. Ritter.

10.13 O	Third Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and John C. Ritter.

10.14 O	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated July 29, 2005 by and between the registrant and William Dwyer.

10.15 O	Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and Timothy D. Fehr.

10.16 R	Fifth Amended Restricted Stock Grant Agreement dated January 15, 2006 by and between the registrant and John C. Ritter.

Exhibit Number	Description of Document

10.17 R	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated January 31, 2006 by and between the registrant and William Dwyer.

10.18 R	Amended Restricted Stock Grant Agreement dated January 31, 2006 by and between the registrant and Timothy D. Fehr.

10.19 U	Employment Agreement, dated June 27, 2006, between the registrant and Patrick J. Schwartz.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on October 14, 2003.

B	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-SB/A (File No. 000-30657) on June 1, 2000.

C	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

D	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

E	Incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

F	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 28, 2004.

G	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement (File No. 000-30657) on May 14, 2004.

H	Incorporated by reference to Exhibit 3.1B, Exhibit 3.2, Exhibit 4.1 and Exhibit 10.4 filed with the registrant’s Form 10-QSB (File No. 000-30657) on August 13, 2004.

I	Incorporated by reference to Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 filed with the registrant’s Form 10-QSB (File No. 000-30657) on November 9, 2004.

J	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on February 4, 2005.

K	Incorporated by reference to Exhibit 4.5, Exhibit 4.6 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on April 7, 2005.

L	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 5, 2005.

M	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 24, 2005.

N	Incorporated by reference to Exhibit 3.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 8, 2005.

P	Incorporated by reference to Exhibit 2.2 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on January 25, 2006.

Q	Incorporated by reference to Exhibit 2.3 filed with the registrant’s Form 10-Q (File No. 000-30657) on April 6, 2006.

R	Incorporated by reference to Exhibit 10.16, Exhibit 10.17 and Exhibit 10.18 filed with the registrant’s Form 10-Q (File No. 000-30657) on May 15, 2006.

S	Incorporated by reference to Exhibit 2.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on May 24, 2006.

U	Incorporated by reference to Exhibit 10.19 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on June 30, 2006.

V	To the extent necessary or applicable, the exhibit required by Item 601 of regulation S-K is filed herewith. Such filing does not constitute an admission by the Registrant that the Merger Agreement has effectively been terminated.