Form 10-Q
period 2006-09-30
RASER TECHNOLOGIES INC
filed 2006-11-09
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32661

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

There were 51,219,545 shares of the registrant’s common stock, par value $0.01, outstanding on November 8, 2006.

Raser Technologies, Inc.

SEC Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$5,541,151	$17,467,545
Restricted cash	400,000	400,000
Short-term investments	—	533,512
Notes receivable and related interest	5,812,246	—
Accounts receivable	15,750	134,835
Other current assets	238,601	154,002

Total current assets	12,007,748	18,689,894
Equipment, net	689,892	580,526
Intangible assets, net	535,789	283,121
Other assets	11,910	11,110

Total assets	$13,245,339	$19,564,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$259,925	$160,576
Accrued liabilities	1,651,950	184,483
Unearned revenues	—	25,080

Total current liabilities	1,911,875	370,139
Commitments and Contingencies, (see notes C and F)	—	—
Stockholders’ equity:
Series B and C convertible preferred stock, $.01 par value, 5,000,000 shares authorized; no shares of Series B issued and outstanding, and no shares of Series C issued and outstanding	—	—
Common stock; $0.01 par value; 250,000,000 shares authorized 50,826,378 and 50,404,005 shares issued and outstanding, respectively	508,264	504,040
Additional paid in capital	41,797,378	35,675,184
Accumulated deficit	(30,972,178)	(16,984,712)

Total stockholders’ equity	11,333,464	19,194,512

Total liabilities and stockholders’ equity	$13,245,339	$19,564,651

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$9,870	$134,774	$78,015	$283,735

Operating expenses:
Cost of sales	129,430	147,672	393,561	263,114
General and administrative	4,743,956	2,114,728	11,382,589	5,953,666
Research and development	1,286,338	517,267	2,951,081	1,484,228

Total operating expenses	6,159,724	2,779,667	14,727,231	7,701,008

Operating loss	(6,149,854)	(2,644,893)	(14,649,216)	(7,417,273)
Interest income	231,751	189,172	670,262	379,896
Loss on the sale of securities	—	(1,326)	(8,512)	(1,326)

Loss before income taxes	(5.918,103)	(2,457,047)	(13,987,466)	(7,038,703)
Income tax benefit	—	—	—	—

Net loss	(5,918,103)	(2,457,047)	(13,987,466)	(7,038,703)
Preferred stock dividends	—	—	—	(7,536)
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature of preferred stock	—	—	—	(5,596,486)

Net loss applicable to common shareholders	$(5,918,103)	$(2,457,047)	$(13,987,466)	$(12,642,725)

Loss per common share — basic and diluted	$(0.12)	$(0.05)	$(0.28)	$(0.25)

Weighted average common shares — basic and diluted	50,746,000	50,398,000	50,605,000	49,709,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows used in operating activities:
Net loss	$(13,987,466)	$(7,038,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	146,797	65,559
Impairment of abandoned patent applications	29,268	—
Loss on the sale of securities	8,512	1,326
Loss on the sale of equipment	2,806	986
Common stock, stock options and warrants issued for services	8,216,883	2,639,744
Withholding tax for net share issuance	(994,916)	—
Impairment of capitalized acquisition costs	806,772	955,368
(Increase) / decrease in accounts receivable	119,085	(188,985)
Increase in interest receivable	(248,418)	(6,283)
Increase in other current assets	(100,874)	(232,202)
Increase in accounts payable	99,349	1,019,062
Increase in accrued liabilities	126,467	73,935
Decrease in unearned revenues	(25,080)	(10,000)

Net cash used in operating activities	(5,800,815)	(2,720,193)

Cash flows used in investing activities:
Purchase of available for sale securities	—	(534,838)
Increase in notes receivable	(5,547,552)	—
Proceeds from the sale of short-term investments	525,000	—
Proceeds from the sale of fixed assets	—	1,073
Increase in restricted cash	—	(400,000)
Increase in intangible assets	(294,441)	(83,599)
Purchase of equipment	(246,464)	(437,412)
(Increase)/decrease in other assets	(800)	63,105
Costs of attempted acquisition	(806,772)	(955,368)

Net cash used in investing activities	(6,371,029)	(2,347,039)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	51,300	2,963,050
Proceeds from exercise of common stock options	194,150	481,570
Preferred stock dividend	—	(7,536)
Proceeds from the sale of Series C preferred stock	—	18,402,029

Net cash provided by financing activities	245,450	21,839,113

Net increase/(decrease) in cash and cash equivalents	$(11,926,394)	$16,771,881
Cash and cash equivalents, beginning of period	17,467,545	2,665,486

Cash and cash equivalents, end of period	$5,541,151	$19,437,367

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A. Basis of Presentation

The interim unaudited condensed consolidated financial statements include the accounts of Raser Technologies, Inc. and its subsidiaries. Unless the context requires otherwise, “Raser”, the “Company”, “we,” “our” or “us” refer to Raser Technologies, Inc. and its subsidiaries.

The Company has prepared the accompanying condensed consolidated financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of our operations for the periods presented. Certain amounts have been reclassified in the Company’s unaudited condensed financial statements to conform to the 2006 presentation, but there has been no change to net loss.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2005. The results of operations for the three months and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other period.

The financial statements do not include any adjustments that could be required if the Company were unable to collect the note receivable from Amp Resources or continue as a going concern. The Company has incurred substantial losses, which have strained its financial resources. If substantial losses continue, or if the Company is unable to raise sufficient additional capital through debt and equity offerings, liquidity problems will cause the Company to curtail operations, liquidate or sell assets or entities or pursue other actions that could adversely affect future operations. These factors have raised reasonable doubts about the Company’s ability to continue as a going concern.

Management is taking the following actions to improve the Company’s financial performance and liquidity:

•	Expanding the Company’s sales effort by devoting additional resources on selling activities.

•	Paying large bills with equity rather than cash when deemed appropriate.

•	Implementing a monetization strategy for Geothermal Projects using its newly acquired Heat Transfer Technology License and key alliance partnerships.

These actions may not be enough, however, to improve the Company’s financial condition and to resolve the liquidity and going concern issues noted in the more detailed management discussion and analysis that follows these footnotes. As such, the Company is also discussing the potential of raising capital through an equity issuance with various parties.

B. Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase common stock, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. 63,947 and 69,947 shares of common stock issuable upon exercise of warrants that were outstanding on September 30, 2006 and 2005 respectively; 247,000 and 250,000 stock options granted to a contractor that were outstanding on September 30, 2006 and 2005 respectively; unvested stock grants totaling 910,134 and 1,065,000 that were outstanding on September 30, 2006 and 2005, respectively; 1,666,533 and 1,309,500 employee stock options that were outstanding at September 30, 2006 and 2005 respectively were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

C. Stock Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and the stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of September 30, 2006, we were authorized to issue up to 4,723,784 shares of common stock pursuant to the Plan.

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

On July 3, 2006, the Compensation Committee of the Board of Directors of Raser approved a new compensation plan for its outside directors. The standard equity package under the new plan will consist of stock awards, each award having a nominal value of $95,000 as of the date of the Annual Meeting of Shareholders (with the actual share award rounded to the nearest round lot of 100 shares). Current outside directors are allowed to transition to the new plan by making an election within 30 days of the plan’s adoption by the Compensation Committee or the Annual Meeting of Shareholders in subsequent years. Any director who elects to adopt the new plan will retain all options vested up to that point under previous compensation arrangements and forfeit all unvested options. During the three months ended September 30, 2006, three of the eligible outside directors chose to adopt the new plan. Accordingly, the three outside directors forfeited a cumulative total of 156,667 unvested options and were granted a total of 10,600 shares each to be delivered on June 27, 2007, one year after the 2006 Annual Meeting of Shareholders.

During the third quarter of 2006, Raser committed to grant an unspecified amount of shares to a service provider in connection with their performance of financing services, merger and acquisition services and assistance in obtaining our geothermal heat transfer license. These services were completed on September 2, 2006. On November 2, 2006, Raser agreed to grant 300,000 shares of unregistered common stock to this service provider. The stock was valued on the date when services were completed and the full value of the award was recognized in the current quarter in the amount of $1,341,000. It is reflected in our September 30, 2006 financial statements as a non-cash general and administrative expense and an accrued liability.

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

The effect of adopting SFAS No. 123R as of January 1, 2006 for the three months and nine months ended September 30, 2006 was to record $762,181 and $2,518,338 of stock-option based compensation expense to employees, respectively. Prior to fully adopting the standard, the Company had been expensing the fair value of stock options granted to contractors, and the fair value of shares of common stock granted to contractors and employees. For the three months and nine months ended September 30, 2006 and 2005, the Company has allocated stock-based compensation expense, including the amount recorded for the effect of adopting SFAS 123R, the amount recorded for stock grants and the amount recorded for options granted to contractors to the following statement of operations captions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
General and administrative	$3,636,841	$491,021	$7,090,299	$2,342,194
Research and development	537,118	145,050	1,126,584	297,550

Total stock-based compensation	$4,173,959	$636,071	$8,216,883	$2,639,744

Prior to January 1, 2006, no stock-based compensation expense was recognized for stock options granted to employees at not less than market prices on the dates of grant. The Company’s net loss and loss per share for 2005 would have been increased to the pro forma amounts shown below if compensation expense had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.”

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

Options granted to employees are valued by applying the fair value based method to stock-based employee compensation in each period utilizing the Black-Scholes option pricing model, a generally accepted valuation model for determining the fair value of options. With respect to stock options granted during the three months and nine months ended September 30, 2006 and 2005, the assumptions used in the Black-Scholes option-pricing model were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.70 – 4,75%	4.25%	4.35 – 5.19%	2.80 – 4.25%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	116 – 117%	112 – 113%	109 – 117%	111 – 115%
Expected exercise life (in years)	6.0	6.0	6.0	0.25 – 6.0

The risk-free interest rate is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. Expected dividend yield is based on the Company’s dividend history and anticipated dividend policy. Expected volatility is based on historical volatility for the Company’s common stock. Expected exercise life is based on management estimates of future attrition and early exercise rates, giving consideration to employee exercise behavior since filing of our S-8 registration statement for our Amended and Restated 2004 Long Term Incentive Plan on March 3, 2005.

During the three months and nine months ended September 30, 2006 we granted to our employees 18,000 and 36,000 shares of common stock, respectively, and options to purchase an aggregate of 80,000 and 419,000 shares of common stock, respectively. During the three months ended September 30, 2006, 40,000 vested options expired “out of the money” and were not exercised. During the nine months ended September 30, 2006, 250,000 unvested stock grant shares were forfeited and 187,500 shares of common stock were granted to a former employee in settlement of an employment arrangement. Approximately $1.6 million and approximately $2.8 million of non-cash equity expense was recognized in the three and nine months ended September 30, 2006 related to this settlement, and approximately $1.2 million remains to be recognized in the three months ending December 31, 2006. During the three months and nine months ended September 30, 2005 we granted to our employees and directors options to purchase an aggregate of 170,000 and 477,000 shares of common stock, respectively. The activity for stock options and warrants during the nine months ending September 30, 2006 is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006:	1,921,947	$9.38
Granted	27,500	15.81
Exercised	(28,500)	4.32
Expired or forfeited	—	0.00

Outstanding at March 31, 2006:	1,920,947	$9.55	$15,072,390

Granted	311,500	10.29
Exercised	(15,500)	4.60
Expired or forfeited	(56,000)	18.25

Outstanding at June 30, 2006:	2,160,947	$9.46	$6,074,032

Granted	80,000	4.70
Exercised	(14,000)	3.65
Expired or forfeited	(249,467)	18.75

Outstanding at September 30, 2006:	1,977,480	$8.14	$1,620,130

Exercisable at March 31, 2006:	1,159,064	$5.82	$13,075,336

Exercisable at June 30, 2006:	1,221,906	$6.35	$5,499,607

Exercisable at September 30, 2006:	1,261,139	$6.08	$1,525,755

The total intrinsic value of options and warrants exercised in the three months and nine months ended September 30, 2006 was approximately $51,000 and $563,000 respectively. The cash received from exercises of options and warrants in the three months and nine months ended September 30, 2006 was approximately $51,000 and $245,000, respectively.

The following tables summarize certain stock option and warrant information at September 30, 2006:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$3.00 - $5.10	1,058,000	5.72	$4.03	$1,620,130
$6.00 - $9.10	398,947	8.28	8.52	—
$12.05 - $17.20	469,000	9.11	15.44	—
$18.25 - $25.95	51,533	8.49	23.23	—

Total	1,977,480	7.11	$8.14	$1,620,130

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$3.00 - $5.10	995,500	5.59	$4.13	$1,525,755
$6.00 - $9.10	134,281	5.59	8.35	—
$12.05 - $17.20	79,825	9.04	15.44	—
$18.25 - $25.95	51,533	8.44	23.23	—

Total	1,261,139	5.92	$6.08	$1,525,755

The following table summarizes the non-vested stock options at September 30, 2006:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2006:	786,350	$13.13
Granted	27,500	13.50
Vested	(51,967)	13.66
Forfeited	—	0.00

Non-vested at March 31, 2006:	761,883	$13.11

Granted	311,500	8.87
Vested	(78,342)	11.79
Forfeited	(56,000)	15.48

Non-vested at June 30, 2006:	939,041	$11.67

Granted	80,000	4.07
Vested	(93,233)	6.39
Forfeited	(209,467)	16.10

Non-vested at September 30, 2006:	716,341	$10.21

The following table summarizes the non-vested stock awards at September 30, 2006:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Outstanding at January 1, 2006:	1,065,000	$4.54
Granted	197,500	20.75
Vested	(276,250)	4.16
Forfeited	(250,000)	3.15

Outstanding at March 31, 2006:	736,250	$9.50

Granted	8,000	17.19
Vested	(56,250)	21.00
Forfeited	—	0.00

Outstanding at June 30, 2006:	688,000	$8.65

Granted	349,800	4.87
Vested	(127,666)	14.77
Forfeited	—	0.00

Outstanding at September 30, 2006:	910,134	$6.34

As of September 30, 2006, there was $7,266,271 (pre-tax) and $2,391,284 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 2.0 years. As of September 30, 2006, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
Remainder of 2006:	$2,335,526
2007	2,647,714
2008	1,656,631
2009	1,621,153
2010	1,301,040
2011	95,491

Total:	$9,657,555

Net Share Issuance

During the second quarter of 2006, the Company satisfied an obligation to deliver 250,000 shares to an employee pursuant to an employment arrangement by delivering 150,707 shares to the employee, and deducting 99,293 shares from the grant amount in lieu of payroll taxes. The Company then paid approximately $1 million in payroll taxes related to this transaction.

Contingent Options

During the third quarter of 2006, the Company committed to grant 50,000 options to a key technical employee contingent upon the attainment of certain performance objectives. Management considers likelihood of completing the contingent requirements as probable and, accordingly has recognized equity compensation relating to the contingent options totaling $34,401 for the three and nine months ending September 30, 2006.

D. Note Receivable

During the second quarter of 2006, the Company and Amp Resources, LLC (“Debtor”) entered into promissory notes, (the “Notes”) pursuant to which the Company loaned approximately $5.5 million to Debtor. On September 2, 2006, the Company signed a new promissory note (“Revised Note”) with Debtor affirming the $5.5 million obligation. In addition, an inter-creditor agreement was signed by the Company, Debtor and certain Debtor creditors on the same date. The entire unpaid principal balance and accrued, but unpaid, interest under the Revised Note is due and payable upon the earlier to occur of March 1, 2007 or the achievement by Debtor of certain other milestones involving certain geothermal power production projects of Debtor (the “Geothermal Projects”), including but not limited to the sale or financing of certain of the Geothermal Projects, the sale or assignment of contracts covering certain of the Geothermal Projects, or the consummation of corporate level financing or refinancing of Debtor by one or more third parties. Payments of principal or interest under the Revised Note are subordinate to certain obligations of Debtor.

The Revised Note continues to accrue interest at a rate of 10% per annum, compounded annually, subject to adjustment in the event of payment default. The principal and interest of the Revised Note may not be prepaid in whole or in part, without premium or penalty, without the prior written consent of the holders of two thirds of the equity interests of Debtor. The principal and interest on the Revised Note is unsecured and non-negotiable, but can be assigned or transferred with the written approval of Debtor prior to a certain date and can be assigned or transferred without restriction on or after that date.

The Revised Note includes events of default that include non-payment of principal or interest when due and payable, certain bankruptcy events of Debtor and the issuance of certain writ or orders of attachment, levy or garnishment against or upon Debtor.

The Company recognized $139,829 and $264,694 of interest income on the Notes in the three months and nine months ended September 30, 2006, respectively. The Company recorded an interest receivable balance totaling $264,694 and $0 at September 30, 2006 and December 31, 2005, respectively.

There is a possibility that we may not be able to recover the amounts due to us under the Revised Note, and we could lose the entire amount invested, particularly given the termination of the acquisition discussions. If the Revised Note becomes uncollectible, we would be required to write off all principal and accrued interest on the revised Note, which would have a material adverse effect on our liquidity, results of operations and financial position.

We have carefully considered the value of the assets and technologies owned by Debtor, the status of the Debtor’s projects, the security position of our Revised Note with respect to other obligations of Debtor and the recent cash position of Debtor. Our assessment as of the September 30, 2006 balance sheet date is that the Revised Note and accrued interest will be collectible according to the terms of the note. Accordingly, we believe that having no allowance for uncollectible accounts fairly represents the underlying collection risks associated with this Revised Note.

E. Deferred Acquisition Costs

Costs incurred that are directly related to the completion of a proposed acquisition are deferred on the balance sheet and capitalized as part of the purchase price if the transaction is completed. Such costs are expensed if the potential acquisition is no longer considered probable by management.

Consistent with this policy, approximately $162,000 of acquisition costs that had been deferred in the first quarter of 2006 in anticipation of the Amp Resources acquisition, were recognized as expense during the second quarter of 2006. In addition, approximately $645,000 of acquisition costs incurred in the second quarter were expensed in the second quarter. At September 30, 2006 the deferred acquisition costs balance was $0.

F. Commitments

During the second quarter of 2006, the Company entered into a lease obligation to double the square footage available in its Technology Development Center. The Company has commitments under its leases that extend through August 31, 2011. Future minimum lease payments under non-cancelable operating leases as of September 30, 2006 are as follows:

Year Ending December 31,	Minimum lease payment
2006	$59,046
2007	238,510
2008	244,154
2009	204,227
2010	176,235
2011	119,177

Total minimum payments	$1,041,349

Total rent expense for the nine months ended September 30, 2006 and 2005, was approximately $162,000 and $90,000, respectively.

On September 2, 2006, we entered into a License and Sublicense Agreement for Heat Transfer technologies through a wholly owned subsidiary of Raser, “Raser – Power Systems, LLC”. We also entered into a guaranty on behalf of the subsidiary to irrevocably and unconditionally guarantee full and prompt payment and performance of all the subsidiary obligations under the License and Sublicense Agreement. The guaranty will remain in full force and effect until satisfaction in full of all the subsidiary’s obligations under the License and Sublicense Agreement and is binding on any successors, and inures to the benefit of any third party successor or assignees. The maximum potential amount of future payments under this guarantee cannot be estimated, but payment obligations, if any, would be limited to a fraction of expected cash flows from developed projects that utilize the heat transfer license.

G. Supplemental Cash Information

We had no cash paid for interest expense in the nine months ended September 30, 2006 and 2005, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This section of our quarterly report should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, without limitation, statements concerning the following:

•	our ability to develop alliances to utilize the heat transfer technology license acquired pursuant to our settlement with Amp Resources;

•	our ability to pursue acquisitions and development of companies and technologies that are complementary to our business;

•	our ability to collect amounts owed to us by Amp Resources under our note receivable;

•	our ability to develop products and technologies acceptable to industry, establish and maintain relationships with licensees and other users of our technology and products;

•	our ability to obtain capital to fund our operations, working capital needs and plans for growth, and any revised growth strategy we develop as a result of the termination of our planned acquisition of Amp Resources;

•	our ability to effectively develop a revised growth strategy as a result of the termination of our planned acquisition of Amp Resources;

•	our research and development expenses;

•	our initial customer sales contracts and other funding sources;

•	our ability to manage our expected growth and to ensure the effectiveness of our internal controls;

•	our beliefs and those of third parties, including industry analysts, regarding the size, growth rates and potential of the commercial markets for our technologies and of related markets;

•	our ability to develop, test and market commercial applications of our technologies, including the recently licensed heat transfer technologies obtained from Amp Resources;

•	our ability to develop prototypes incorporating our technologies for our customers and potential customers;

•	our beliefs regarding potential efficiency and other improvements offered by the commercial applications of our technologies and the recently licensed heat transfer technologies obtained from Amp Resources; and

•	our ability to secure and defend patents.

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

Overview

We are a technology licensing company offering innovations in electromagnetic technology for both electricity-to-motion and motion-to-electricity applications; and heat transfer technology for geothermal, waste heat, direct fire and thermal power plant applications. In addition, as a result of the recent License to use heat transfer technologies from Amp Resources, we may in the future also become involved as a developer of geothermal, waste heat and other electricity producing projects.

We have a limited operating history, and from our inception we have had very limited revenue from operations. We have not yet commercially licensed our technologies. Our early stage of development means that there is limited historical information available upon which you can base your evaluation of our business and prospects, and that we have limited insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the markets we seek to address are very competitive and rapidly evolving. You should consider and evaluate our business and prospects in light of the risks, expenses, challenges and uncertainty that we face as an early stage company seeking to develop new technology and products in a competitive and rapidly evolving market.

We have developed several innovations in electric motors and controllers that allow for increased torque, power and efficiency. We call our rotating electromagnetic technology developments Symetron™ and label motors and controllers enhanced by the technology as Symetron™ enhanced motors and controllers. We have also applied our technologies to alternators and integrated starter alternators, where the efficiency of these motion-to-electricity systems can be improved.

We acquired a license from Amp Resources for heat transfer technology through a settlement agreement. The heat transfer technology is useful for converting heat to electricity by flashing a controlled composition fluid to steam to drive a turbine. This heat transfer technology is particularly useful for lower temperature applications, down to 200°F, where more traditional heat transfer technologies may not be viable. We are in the process of seeking alliances to utilize this technology for power generation activities. We also intend to pursue acquisitions and development of companies and technologies that are complementary to our existing technologies.

We believe our Symetron™ technology can have an impact in several transportation, industrial and power generation markets. Targeted transportation markets include hybrid-electric vehicles, all-electric industrial traction, public transportation vehicles on wheels and rails, and recreational vehicle markets. Our first entries into transportation markets would likely be with alternator or integrated starter-alternator technologies. Early targets for industrial market applications include heating, ventilation and air conditioning, (“HVAC”), fluid pumps and fan motors where our motor drive technology could have an impact.

Within the transportation market, we are pursuing opportunities in Alternators, Integrated Starter-Alternators, Industrial Traction Vehicles, Medium and Heavy-Duty Trucks and Automotive Hybrid Electric Vehicle Propulsion Drive Systems.

The Alternator Market is a large commodity market for mobile electric power. The consumer trend toward more comforts in transportation continues to manifest itself in sound systems, navigation systems, and other powered features that increase demand on the vehicle’s power infrastructure. Approximately 6-8% of a vehicle’s fuel is used to power its electrical system. Greater efficiency from an alternator would provide more power while producing less drag on the engine. We are developing our designs to offer value in high output alternators and integrated starter-alternators (“ISAs”) for the growing mild-hybrid market. Cost, reliability, amperage output at idle speed and amperage output at run speed are common technical differentiators in the alternator market. We believe that our Symetron™ technologies offer the possibility of smaller, less expensive alternators operating at higher efficiency across the relevant RPM range as compared to current offerings.

The trend in the industrial vehicles market, which includes forklifts, utility vehicles and mobile equipment, is moving toward all electric vehicles in order to reduce emissions indoors, and improve vehicle economy. In the electric forklift market, over the last few years, the inverter-driven AC induction motor has been established as a technology of choice due to its durability and operational economy. We believe that our high torque, high efficiency AC induction technology may be well suited for this market. We believe that our motor and motor drive technologies can offer significant benefits in this traction drive application.

In Medium and Heavy-Duty Trucks (ranging from small delivery trucks to 18-wheel big rigs), new government regulations, particularly in the United States and Europe, are driving companies to invest heavily in research and development with the goal of developing more environmentally friendly electrically-driven equipment. Sales growth, particularly in the United States in recent years, has been driven by new engines created to meet emissions regulations. For fleet owners, fuel represents a large and growing percentage of overall expenses. In addition to alternators and ISAs mentioned above, we are developing our P-100 drive motor for potential integration into full Electric Vehicle propulsion systems including full and strong hybrid automotive vehicles.

Hybrid Electric Vehicles are becoming increasingly popular in the United States. With gas prices expected to remain high, many consumers are opting for more fuel efficient cars such as hybrid vehicles. U.S. Government studies have shown that most consumers average less than 50 miles per day for their personal driving. We believe that our Symetron™ AC induction motor technologies can help to provide a solution in this market that includes a low cost, high mileage offering through a dual mode Plug-In Hybrid Electric Vehicle, (“PHEV”). We are a founding member of the Plug-In Hybrid Development Consortium, which seeks to shorten the development cycle for new hybrid automobile offerings, thereby accelerating the commercialization of dual mode PHEV technology.

In the industrial sector, Heating, Ventilating and Air Conditioning, (“HVAC”) is one of the largest end-users of AC electric motors and variable frequency drives. Commercial HVAC motors fit our target profile of applications that require variable-speed electric motors and could benefit from an increase in efficiency. Competition in the HVAC industry centers on price and efficiency. We believe that our work on the Symetron™ motor drive technology under the United States Department of Energy grant that was administered through our partner Advanced Energy may afford us the opportunity to offer efficiency increases to existing motors in this industry. Our work under this grant was completed in the third quarter of 2006.

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

In the Power Generation market segment, we agreed to acquire Amp Resources LLC, a developer of technology for the geothermal and waste heat power generation market segments, in an acquisition agreement dated January 19, 2006 (the “Merger Agreement”). On June 16, 2006, Amp Resources purported to terminate the Merger Agreement. On August 29, 2006, we filed suit against Amp Resources and related parties in the Third Judicial District Court, Salt Lake County, Utah, claiming breach of the Merger Agreement and related causes of action.

We have since reached an agreement with Amp Resources, wherein a newly formed subsidiary of Raser will receive a global license (excluding New Zealand, South Africa, Canada and Australia) for certain of Amp Resource’s key heat transfer technologies including geothermal, waste heat recovery and bottom cycling applications. We have guaranteed the subsidiary’s performance under the new license, and we have agreed not to compete for 12 months with specified Amp Resources relationships involving the licensed technology. In addition, Amp Resources had entered into a new note, requiring the repayment of its existing $5.5 million debt, due to Raser, on March 1, 2007 or earlier upon the occurrence of specified events. Both parties have agreed to grant mutual waivers and general releases of claims related to the acquisition agreement, and to terminate the Merger Agreement. We have also dismissed the recently filed lawsuit with prejudice as part of the settlement.

We are evaluating our growth strategy, particularly in the Power Generation market segment, in light of the settlement with Amp Resources and the heat transfer technology license we obtained pursuant to the settlement. The four general market segments for which this technology is intended are geothermal, waste heat, direct fire and thermal power generation applications. We have been discussing application of the heat transfer technology in multiple market segments and with certain alliance partners since acquiring the license from Amp Resources.

Risk Factors

An investment in our common stock involves a high degree of risk. Investors are encouraged to carefully consider the information under “Risk Factors” set forth in Part II, Item 1A below before making an investment decision regarding our common stock.

Moreover, investors should carefully consider that the public trading market for our common stock is limited and our common stock has historically experienced significant volatility and is likely to experience significant price and volume fluctuations in the future. The limited trading volume of our common stock has caused in the past, and is likely to cause in the future, our stock price to fluctuate dramatically over short periods of time. For example, the closing price of our common stock has fluctuated from a low of $3.60 per share to a high of $22.51 per share during the nine month period ending on September 30, 2006. Price levels of our common stock, as with other technology companies in the past, may not bear any relation to our past or present operating results or our underlying intrinsic value. As a result, an investor cannot be assured that our stock price will continue to trade at current levels, that the current levels reflect our intrinsic value or that our stock price will not decline in the future.

Sources of revenue

We expect to derive the large majority of our revenue from sales of technology licenses and collection of royalty payments, although we have not yet commercially licensed our technologies. We are offering our technologies through our direct sales force as well as through selected sales agents familiar with rotating electromagnetic technology and specific industries. We have also derived revenue from research and development contracts with government agencies and other entities, in which we undertake engineering activities designed to demonstrate our technologies in specific applications.

We anticipate that the majority of our revenue will be generated through research and development contracts in the United States until our technologies have been adopted and applied to specific applications. Subsequently, we intend to license our technologies to companies in Europe and Asia as well as the North America.

Licenses of our rotating electromagnetic technology to potential customers will typically result from the entry of the potential customer into our Test Demonstration Program. Our Test Demonstration Program involves four phases described as follows: (1) Phase 1 Paper Test – an initial indication of engineered value to the customer which is provided through our computer modeling capabilities. (2) Phase 2 Install Test – a customer specific demonstration of the Symetron™ advanced motor technology into a motor of the customer’s choosing. (3) Phase 3 System Test – an application specific installation of our technology into the customer’s product. (4) Phase 4 License – an agreement whereby the customer will acquire specified rights to manufacture or use the Symetron™ advanced motor technology. Of the customers that have joined the program, most are in early stages of Phase 1 or Phase 2 development. As a result, we do not have an established revenue stream and our revenues to date have not been significant.

We believe that licenses of our heat transfer technology will typically involve an alliance partner with specific power generation interests, or a financial partner with specific interest in the many favorable tax attributes available in this clean energy market niche. Although we have had discussions with prospective power generation and financial partners, none of these discussions has yet resulted in a license or investment. Development of properties to implement the technology will likely take a year or more and specific projects or a portion of the project may be sold prior to commissioning in a monetization transaction.

We have historically experienced intermittent discussions with prospective customers as they go through various stages of analyzing our technology. Initially, discussions focus on our potential customers learning and understanding the impact of our technology. They then evaluate their own ability to develop competing technology, and in certain cases, they then again become interested in licensing our technology. We are unable to predict how many iterations of this process our potential customers may go through in the course of deciding whether to license technology from us or how long the evaluation process may take.

Revenue recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, as amended. Revenue recognition is more fully discussed below in Critical Accounting Policies.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand, and we have not yet commercially licensed our technologies. As a result, we have incurred significant losses since our inception and had an accumulated deficit of approximately $31.0 million on cumulative revenues of approximately $440,000 as of September 30, 2006.

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

Specific attention was given in the third quarter to our outstanding note receivable from Amp Resources in light of the recent settlement. The obligation was reaffirmed through the September 2, 2006 settlement agreement through the signing of a new promissory note providing for repayment by March 1, 2007 or earlier if certain conditions are met. We have carefully considered the value of the assets and technologies owned by Amp Resources, the status of their projects, the security position of our note with respect to other creditors and the recent cash position of Amp Resources. Our assessment as of the September 30, 2006 balance sheet date is that the note receivable and accrued interest will be collectible according to the terms of the note. Accordingly, we believe that having no allowance for uncollectible accounts fairly represent the underlying collection risks associated with outstanding receivables.

Despite our conclusion that the note receivable and accrued interest will be collectible according to the terms of the note, there is risk that we may not be able to collect the amounts owed to us pursuant to the note, or that the amounts owed may not be collected in the expected timeframe. Any delay or default with respect to the collection of the note with Amp Resources could cause us to reevaluate our funding needs and cause us to take steps to reduce expenses that we would not otherwise pursue.

Valuation Allowance Against Deferred Income Taxes. Deferred income tax assets and liabilities are recorded when there is a difference between the financial reporting and tax treatment of financial transactions. We recorded a valuation allowance to offset the entire net deferred tax asset as of September 30, 2006 and December 31, 2005. The valuation allowance was recorded due to the losses incurred and the uncertainties regarding the future taxable income and recoverability of such deferred tax assets. We will continue to evaluate the estimated recoverability of deferred tax assets.

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

Business Combinations. The proposed acquisition of Amp Resources did not close, and consequently all of the expenses associated with the negotiation, document preparation, due diligence and other acquisition related activities were expensed.

Upon concluding our settlement agreement with Amp Resources on September 2, 2006, we received a license to use certain heat transfer technologies. While there were no direct payments to Amp Resources to obtain this license, approximately $0.1 million of external expenses associated with reaching the settlement during the third quarter were capitalized as the intangible cost of obtaining the license.

Results of Operations.

During the quarter ended September 30, 2006, we focused on bringing our dispute with Amp Resources to a successful conclusion. On September 2, 2006 we reached an agreement to license heat transfer technology from Amp Resources.

Also during the quarter, we continued to develop and test our core Symetron™ technologies in preparation for additional testing at customer locations. These efforts resulted in early stage evaluation of our technologies and are intended to lead to licensing discussions in the coming months.

We continue to focus on three primary markets: transportation, industrial motors, and power generation. A brief description of our efforts in each of these markets is included below.

Transportation Market

We continued marketing of our Symetron™ enhanced alternator design to component manufacturers during the third quarter of 2006. We are seeking to enter licensing discussions with one or more customers during the fourth quarter of 2006.

Customer testing, (Phase II or Install Testing), of our P-50 ISA design is expected to continue in the fourth quarter of 2006. This ISA is designed for a commercial automobile, and we believe it can be scaled up to suit truck and construction equipment sized applications. During the third quarter we began work on a scaled up P-100 ISA and Hybrid Propulsion motor, designed for larger vehicles.

We have continued work on a larger ISA under our Cooperative Research and Development Agreement (CRADA) with the Army on the first task of a multi-year development proposal to create an AC Induction based ISA for a Military Humvee Hybrid Vehicle. Together with ARINC, we have submitted a proposal to the Army for the follow-on tasks under this development proposal. The Army has selected us for contract award, and we are working on finalization of a contract.

We signed an agreement to provide design and engineering services to a wholly owned subsidiary of a publicly traded, Singapore-based engineering company. We expect to provide technical, engineering and design support for the development and manufacture of a switched reluctance (“SR”) motor and drive. We will receive royalty payments on a sliding scale based on sales of up to 500,000 units as SR motors utilizing our designs are sold. We do not expect material revenue from this contract and, due to product development and deployment schedules, no revenue may be recognized for a year or more. We have entered into an agreement with a subcontractor to provide services to the Singapore company for a development fee, and if the project is successful, royalty payments.

Industrial Market

We completed testing of our FLEXMOD™ flexible, modular controller design with Advanced Energy under their contract with the Department of Energy during the quarter ended September 30, 2006. Results obtained from dynamometer testing demonstrated efficiency gains of 1%-17% could be obtained by applying Symetron™ concepts to variable speed motors over a wide range of load conditions for motors varying from 5HP to 50HP. Although the test results are encouraging, the tests were conducted in a laboratory environment and we can give no assurance that similar efficiency gains will be achieved in commercial applications.

A final report quantifying the benefit potential of the technology is in draft form and we expect it to be issued by Advanced Energy, Washington State University and the Department of Energy during the coming months. We will begin the development process to create appropriate electronic motor control software for commercialization of the documented efficiency improvement phenomenon as early as the fourth quarter of 2006.

Power Generation Market

Raser is positioning itself as one of the primary developers of geothermal power and industrial waste heat power generation. Raser intends to leverage its technology licensing platform and developer skills to establish tax credit sharing payment streams. Raser believes it is well positioned for entry into this market.

Initially, we are considering four potential applications of the recently acquired heat transfer technology:

•	Geothermal Power – Geothermal power plants use underground steam or hot water from wells drilled deep into the earth. The steam is piped up from the well to drive a conventional steam turbine, which powers an electric generator. Typically, the resource is returned to the ground to recharge the reservoir.

•	Geothermal Plant Bottom Cycling– Bottom Cycling involves using existing hot water or steam resources that have been extracted from the wellfield to capture additional power generation value prior to re-injecting the water into the earth. The risks of this approach are reduced because the heat and flow rates of the resource are already known, timing and cost related to drilling are eliminated, and the operational expense of pumping the resource has already been incurred.

•	Power Plant Bottom Cycling – Approximately 35%—40% of the heat value of coal is typically transformed into electricity. The rest of the heat is lost in the process, but has the potential to be partially recovered through bottom cycling. The ability to bottom cycle power plants affords the opportunity to take advantage of existing power generation and transmission infrastructure at a low incremental cost.

•	Industrial Waste Heat Bottom Cycling – Many industries generate waste heat that can be harvested to produce electricity through application of this heat transfer technology.

On January 19, 2006, we entered into a Merger Agreement with Amp Resources for the acquisition of Amp Resources and its technologies. On June 16, 2006, Amp Resources purported to terminate the Merger Agreement. On August 29, 2006, we filed suit against Amp Resources and related parties in the Third Judicial District Court, Salt Lake County, Utah, claiming breach of the Merger Agreement and related causes of action. We have since reached an agreement with Amp Resources wherein a newly formed subsidiary of Raser received a global license (excluding New Zealand, South Africa, Canada and Australia) for certain of Amp Resource’s key heat transfer technologies including geothermal, waste heat recover and bottom cycling applications. We have guaranteed the subsidiary’s performance under the new license, and we have agreed not to compete for a period of 12 months with specified Amp Resources relationships involving the licensed technology. In addition, Amp Resources has entered into a new promissory note, requiring the repayment of its existing $5.5 million debt, due to Raser, on March 1, 2007 or earlier upon the occurrence of specified events. Both parties have agreed to grant mutual waivers and general releases of claims related to the acquisition agreement, and to terminate the Merger Agreement. We have also dismissed the lawsuit with prejudice as part of the settlement.

We have been discussing application of the heat transfer technology in multiple market segments and with certain alliance partners since acquiring the license on September 2, 2006. These discussions are ongoing.

Spending

For the quarter ended September 30, 2006, our recorded net loss was $5,918,103. During the third quarter of 2006, the monthly cash expenditure rate for operations decreased to approximately $0.6 million per month, from a rate of approximately $0.7 million per month in the third quarter of 2005. During the nine months ended September 30, 2006 the monthly cash expenditure rate for operations increased to $0.7 million per month from approximately $0.6 million per month in nine months ended September 30, 2005. Compared to the third quarter of 2005, the decrease is primarily due to capitalization of certain legal costs related the Amp Resources global license acquisition. Compared to the nine months ended September 30, 2005, the higher spending rate reflects both preparation for the proposed Amp Resources acquisition and increased employment levels. We may make more investments and pursue alliances that could increase our rate of cash outlay in the future.

As a company heavily involved in research and development and without an established revenue stream, we have made use of equity-based compensation in several instances to conserve cash. The quarter ended September 30, 2006 included non-cash equity-based compensation expenses to employees and service contractors of approximately $4.2 million. Of the equity-based employee compensation, approximately $2.0 million is related to stock grants to employees, approximately $1.4 million for stock grants to service providers, and approximately $0.8 million is associated with the issuance of stock options to our employees. The quarter ending September 30, 2005 included non-cash equity-based compensation expenses to employees of approximately $0.6 million and non-cash equity-based compensation of approximately $0.1 million for contracted services. We settled an employment arrangement with a former employee by agreeing to issue 187,500 shares of common stock from April through December of 2006. Approximately $1.6 million and approximately $2.8 million of non-cash equity expense was recognized in the three and nine months ended September 30, 2006 related to this settlement, and approximately $1.2 million remains to be recognized in the three months ending December 31, 2006.

Comparison of Periods Ended September 30, 2006 and 2005

Revenue

During the three months and nine months ending September 30, 2006, we recognized revenue of $9,870 and $78,015 respectively as a result of our contract with Advanced Energy. This contract allows for reimbursement of a percentage of our incurred costs, and is accounted for on a percent completion basis. We recognized revenue totaling $134,774 and $283,735 for the three months and nine months ending September 30, 2005 from a combination of sources, including our contract with Advanced Energy, our Small Business Innovative Research Grant with the U.S. Army, and various other contracts.

Operating expenses

Cost of sales. We reported cost of sales for the three months and nine months ending September 30, 2006 of $129,430 and $393,561, respectively. We reported cost of sales totaling $147,672 and $263,114 for the three months and nine months ending September 30, 2005. Cost of sales includes the labor, materials and overhead expenses required to perform the work on our contracts with Advanced Energy and the U.S. Army.

General and administrative. General and administrative expenses include expenses related to our marketing, sales, accounting, legal, investor relations, human resources and other administrative functions. Any expenses previously deferred as part of an anticipated business combination were expensed when the expected successful completion of the agreement was no longer likely to occur.

General and administrative expense increased from approximately $2.1 million in the third quarter of 2005 to approximately $4.7 million in the third quarter of 2006. The third quarter of 2006 included equity-based non-cash employee compensation expense of approximately $2.3 million compared to equity-based non-cash employee compensation expense of approximately $0.4 million in the year-ago quarter. Equity-based non-cash service provider compensation increased from approximately $0.1 million to approximately $1.4 million for the quarters ended September 30, 2005 and 2006, respectively. Professional service expense decreased by approximately $0.8 million in the third quarter of 2006 compared to the third quarter of 2005, primarily reflecting acquisition related expenditures associated with the attempted Amp Acquisition in the prior year that did not occur during the current quarter. Other employment related costs increased by $0.2 million over the prior year quarter due to increased employment levels.

General and administrative expense increased from approximately $6.0 million in the first nine months of 2005 to approximately $11.4 million in the first nine months of 2006. The first nine months of 2006 included equity-based non-cash employee compensation expense of approximately $5.7 million compared to equity-based non-cash employee compensation expense of approximately $1.8 million in the nine months ending September 30, 2005. Equity-based non-cash service provider compensation increased by approximately $0.8 million from the same year-ago period due to granting shares of common stock to a service provider in connection with performing financial services, merger and acquisition services and obtaining our geothermal heat transfer license. Other employment related costs increased by approximately $0.3 million from the year-ago period reflecting higher salaries and employment levels. Professional service expense also increased by approximately $0.2 million in the nine months ended September 30, 2006 compared to the prior year period.

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

Research and development expenses were approximately $1.3 million in the third quarter of 2006, an increase of approximately $0.8 million from the third quarter of 2005. Engineering expenses in the third quarter of 2006 included equity-based non-cash compensation expense of approximately $0.5 million compared to approximately $0.1 million in the third quarter of 2005. Other employee related expenses increased by approximately $0.5 million compared to the prior year quarter, reflecting increased staffing and salary levels in our engineering organization.

Research and Development expense increased from $1.5 million in the nine months ended September 30, 2005 to $3.0 million in the nine months ended September 30, 2006. Equity based employee compensation increased by approximately $0.8 million from the nine month period ended September 30, 2005 to the current year period reflecting the expensing of options and new equity grants to attract key employees. Cash based employee compensation increased by approximately $0.8 million from the nine month period ended September 30, 2005 to the current year period reflecting higher employment and salary levels. The portion of engineering expenses that could be attributed to cost of sales was higher in the nine months ended September 30, 2006 than the comparable 2005 period by approximately $0.2 million.

Interest and other income. Interest income remained flat at approximately $0.2 million in the third quarter of 2006 as compared to the third quarter of 2005. Interest income for the nine months ended September 30, 2006 increased approximately $0.3 million over the same prior year period reflecting the higher commercial interest rates and the 10% interest rate on the Amp Resources note payable to Raser. Interest income includes approximately $0.1 million and approximately $0.2 million related to loans to Amp Resources during the three and nine months ended September 30, 2006 respectively.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and sales of equity. As of September 30, 2006, we had approximately $5.9 million of cash and restricted cash. Our monthly expenditures were approximately $0.6 million during the third quarter of 2006. We anticipate generating additional revenues in the next 12 months, however there can be no assurance that we will be successful in securing contracts that will generate revenue. In addition, there can be no assurance that we will be able to collect the loans provided to Amp Resources. If we are unable to generate additional revenue or collect our note receivable, we will be forced to raise additional capital or reduce expenditures to continue as a going concern during the next 12 months. Raising additional capital could have a dilutive effect on existing shareholders. Reduction of expenditures could have a negative impact on our business as it may reduce research and development of our products, sales and marketing activities, and other areas that we believe are essential to our ultimate success.

Operating Activities. Our operating activities consumed approximately $5.8 million and approximately $2.7 million of cash during the nine months ended September 30, 2006 and 2005, respectively.

Cash consumed by operating activities for the nine months ended September 30, 2006 consisted primarily of a net loss of approximately $14.0 million, adjusted for approximately $8.2 million of stock-based compensation and stock issued for services. Withholding taxes for net share issuance of approximately $1.0 million were paid during the nine months ended September 30, 2006, reflecting a withholding tax payment in connection with a net share grant to a former employee. Expenditures of approximately $0.8 million in the first nine months of 2006 were related to our unsuccessful acquisition, and were consequently reflected as an investing activity rather than an operating activity. Other current assets increased by approximately $0.3 million in the first nine months of 2006, reflecting an increase in prepaid insurance and interest receivable. Accounts payable and accrued liabilities increased $0.2 million during the first nine months of 2006 due to the timing of payments on certain professional services contracts.

Net cash consumed by operating activities in the nine months ended September 30, 2005 consisted primarily of a net loss of approximately $7.0 million, adjusted for approximately $2.6 million of stock-based compensation, and stock and stock options issued for services. Expenditures of approximately $1.0 million in the first nine months of 2005 were related to our unsuccessful acquisition, and were consequently reflected as an investing activity rather than an operating activity. Other current assets increased by approximately $0.2 million in the first nine months of 2005 reflecting an increase in prepaid insurance. Accounts payable and accrued liabilities increased by approximately $1.0 million due to acquisition related investment banking and legal fees in the first nine months of 2005.

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

Investing activities consumed approximately $6.4 million in the nine months ended September 30, 2006, reflecting disbursements under a promissory note receivable from Amp Resources of approximately $5.5 million, offset by the sale of short-term investments of approximately $0.5 million. Expenditures of approximately $0.8 million in the nine months ended September 30, 2006 were related to our unsuccessful acquisition, and were consequently reflected as an investing activity rather than an operating activity. Additionally, we spent approximately $0.5 million on equipment and fees relating to filings for patents, trademarks, and the acquisition of a heat transfer technology license.

Investing activities consumed approximately $2.3 million during the nine months of 2005. Expenditures of approximately $1.0 million in the first nine months of 2005 were related to our unsuccessful acquisition, and were consequently reflected as an investing activity rather than an operating activity. We invested $0.5 million in a low risk short-term instrument and purchased a certificate of deposit to secure our employee credit card facility for approximately $0.4 million during the nine months ended September 30, 2005. Capital expenditures totaled approximately $0.4 million in the nine months ended September 30, 2005.

Financing Activities. Financing activities provided approximately $0.2 million and $21.8 million of cash in the nine months ending September 30, 2006 and 2005, respectively. Financing activity in 2006 consisted of approximately $0.2 million from the exercise of common stock options and warrants. Financing activity in 2005 consisted of approximately $18.4 million in net proceeds from our Series C Convertible Preferred financing, approximately $3.0 million from the exercise of common stock warrants and $0.5 million from the exercise of employee stock options.

As of September 30, 2006, we had stockholders’ equity of approximately $11.3 million and approximately $5.9 million in cash and restricted cash. While we believe that our current cash on hand, together with our notes receivable and cash anticipated to be provided by customer sales, will be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the next 12 months, we will consider additional sources of equity or debt financing in order to:

•	Execute on our growth strategy;

•	Provide flexibility in negotiating customer agreements;

•	Expand our sales and marketing efforts;

•	Accelerate the development of our technologies;

•	Provide adequate working capital and cash reserves;

•	Enhance our intellectual property position;

•	Consider strategic acquisitions and alliances;

•	Meet the capital requirements for national stock exchanges; and

•	Develop more demonstration vehicles and other applications.

Off-Balance Sheet Arrangements

As of September 30, 2006, other than the operating leases for our buildings, we had no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations and Commitments

As of September 30, 2006, we did not have any letters of credit or repurchase obligations.

On September 2, 2006, we entered into a License and Sublicense Agreement for Heat Transfer technologies through a wholly owned subsidiary of Raser, “Raser – Power Systems, LLC”. We also entered into a guaranty on behalf of the subsidiary to irrevocably and unconditionally guarantee full and prompt payment and performance of all the subsidiary obligations under the License and Sublicense Agreement. The guaranty will remain in full force and effect until satisfaction in full of all the subsidiary’s obligations under the License and Sublicense Agreement and is binding on any successors, and inures to the benefit of any third party successor or assignees. The maximum potential amount of future payments under this guarantee cannot be estimated, but payment obligations will be limited to a fraction of expected cash flows from developed projects that utilize the heat transfer license.

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

As of September 30, 2006 we had approximately $5.5 million in cash and equivalents that were invested primarily in money market accounts until needed for operating and other activities. Current money market rates are approximately 5.3%. If interest rates decline by 1%, the amount of interest earned on our money market balances would be approximately $55,000 lower over a twelve month period.

As of September 30, 2006 we had lent approximately $5.5 million in a note receivable to Amp Resources. This note is at a fixed interest rate of 10% per annum, compounded annually. There is a possibility that Amp Resources will default on the loans and we could lose the entire amount invested, particularly given the termination of the acquisition.

We are exposed to credit loss in the event of nonperformance by counterparties on the above instruments.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange

Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

We continued to formalize documentation and began testing of our financial processes during the period covered by this Quarterly Report on Form 10-Q. No change in our internal control over financial reporting occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated pursuant to that act, our management will be required to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2006, and will be required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any “material weakness” (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) in our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. If our management concludes that there are one or more material weaknesses in our internal control over financial reporting, our management will not be permitted to conclude that our internal control over financial reporting is effective. It is possible that any control deficiencies identified, either individually or in combination, might constitute “significant deficiencies” (within the meaning of PCAOB Auditing Standard No. 2) or material weaknesses in our internal control over financial reporting. As a result, if we fail to adequately remediate such control deficiencies before December 31, 2006, and if management or our auditors conclude that they give rise to or otherwise constitute material weaknesses, our management will not be permitted to conclude that our internal control over financial reporting is effective.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 29, 2006, we filed a complaint against Amp Resources, Amp Capital Partners, LLC, and the Managing Partner of Amp Capital Partners, LLC in the Third Judicial District Court, Salt Lake County, Utah. The complaint arose out of the Merger Agreement we entered into with Amp Resources on January 19, 2006, under which we agreed to acquire Amp Resources through a merger. We had intended, through the merger, to enter into the renewable power generation market through the use of their technology and to acquire four geothermal power generation facilities owned by Amp Resources.

We alleged in the complaint that after entering into the Merger Agreement and receiving loans of approximately $5.6 million from Raser, the defendants intentionally interfered with the merger through various breaches that prevented us from obtaining the financing contemplated by the Acquisition Agreement. We also alleged that the defendants fraudulently induced us into entering into the Acquisition Agreement with false representations about the status of Amp Resources’ geothermal power generation facilities.

The complaint contained four claims for relief for (1) breach of the Merger Agreement, (2) breach of the covenant of good faith and fair dealing implied in the Merger Agreement, (3) fraud, and (4) tortuous interference with economic relations. We sought to recover damages for the transaction costs we incurred in pursuing the merger, the lost benefit of the bargain resulting from the failed acquisition, and other consequential damages.

On September 6, 2006, we dismissed the lawsuit with prejudice as part of our settlement with Amp Resources.

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

Risks Related to our Business and Ownership of our Common Stock

We have limited operating experience and revenue, are not currently profitable, expect to continue to incur net losses for the foreseeable future, and may never achieve or maintain profitability. If we cannot achieve and maintain profitability, our stock price is likely to decline.

We are a technology licensing company with a limited operating history, and from our inception, we have had very limited revenue from operations. We have not yet commercially licensed our technologies. Our early stage of commercialization provides limited historical information upon which you can base your evaluation of our business and prospects, and that we have limited insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the markets we seek to address are very competitive and rapidly evolving. You should consider and evaluate our business and prospects in light of the risks, expenses, challenges and uncertainty that we face as an early stage company seeking to develop new technology and products in a competitive and rapidly evolving market.

Since our inception, we have incurred significant net losses, including a net loss of approximately $14.0 million for the nine months ended September 30, 2006. As a result of ongoing operating losses, we had an accumulated deficit of approximately $31.0 million on cumulative revenues of approximately $440,000 as of September 30, 2006. Our losses have resulted principally from limited revenue and the research and development and general and administrative expenses associated with our operations. We expect to incur additional losses for at least the next several quarters. We cannot assure an investor that we will be able to successfully develop new technology or products, or if developed, that this technology or any products will be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses for research and product development, manufacturing, and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We are likely to need additional funding for our operations and we cannot assure you that it will be available on commercially reasonable terms, or at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

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

Our stock price may decline and our business may otherwise be materially adversely affected if we are unable to successfully utilize the heat transfer technology license obtained pursuant to our settlement with Amp Resources, or if investors, potential customers, suppliers and others perceive that the Amp Resources settlement does not provide us with benefits equivalent to those expected from the proposed acquisition of Amp Resources.

On January 19, 2006, we entered into a Merger Agreement with Amp Resources for the acquisition Amp Resources and its technologies. On June 16, 2006, Amp Resources purported to terminate the Merger Agreement. On August 29, 2006, we filed suit against Amp Resources and related parties in the Third Judicial District Court, Salt Lake County, Utah, claiming breach of the Merger Agreement and related causes of action. We have since reached an agreement with Amp Resources, wherein a newly formed subsidiary of Raser will receive a global license (excluding New Zealand, South Africa, Canada and Australia) for certain of Amp Resource’s key heat transfer technologies including geothermal, waste heat recovery and bottom cycling applications. We have guaranteed the subsidiary’s performance under the new license, and we have agree not to compete for a period of 12 months with specified Amp Resources relationships involving the licensed technology. In addition, Amp Resources has entered into a new note, requiring the repayment of its existing $5.5 million debt, due to Raser, on March 1, 2007 or earlier upon the occurrence of specified events. Both parties have agreed to grant mutual waivers and general releases of claims related to the acquisition agreement, and to terminate the Merger Agreement. We have also dismissed the lawsuit with prejudice as part of the settlement.

We cannot guarantee that we will achieve the desired synergy between our Symetron™ technologies and the licensed heat transfer technologies to meet demand for clean energy from non-hydro renewable sources. Our ability to successfully utilize the heat transfer technology license to enter into and compete in the geothermal and waste heat recovery electrical power production market will depend on many factors and is subject to various risks, including but not limited to:

•	the future growth of the geothermal and waste heat recovery electrical power production market;

•	the economic and competitive environment of the geothermal and waste heat recovery area and the overall power generation industry;

•	our ability to obtain strategic partners in the geothermal and waste heat area, including financial partners who would provide funding for development activities using the licensed technology, and operational partners who would implement the licensed technology at geothermal and waste heat power plants; to date, we have not obtained any such partners;

•	the level and quality of opportunities to develop power generation assets that are provided to us by the heat transfer license acquired from Amp Resources pursuant to the settlement;

•	the value of the patents underlying the license obtained from Amp Resources, of which we can provide no assurance;

•	the possibility that disputes between Amp Resources and the party licensing the technology to Amp Resources could affect the value of our license from Amp Resources;

•	our ability to raise sufficient capital to fund our operations and planned growth, including in the geothermal and waste heat power generation area; and

•	the possibility that restrictions imposed by the Amp Resources arrangement will interfere with our use of the licensed technology.

In addition, our stock price may decline and our business may otherwise be materially adversely affected due to investor perception that the Amp Resources settlement does not provide us with benefits equivalent to those expected from the proposed acquisition. We face potential harm to our business to the extent that potential customers, suppliers and others believe that we cannot effectively compete in the marketplace without acquiring Amp Resources. Further, we are reevaluating our growth strategy in light of the settlement with Amp Resources, and our stock price may decline further if we are unable to effectively formulate, communicate and execute on a revised growth strategy.

We may be unable to successfully license our intellectual property. If we cannot successfully license our intellectual property, we will not be able to generate revenues, our stock price will decline and we may be unable to continue operating.

Our current long-term business strategy is based almost entirely upon the licensing of our intellectual property, specifically Symetron™ and the heat transfer technology to electric motor, controller, alternator and generator manufacturers, suppliers, system integrators and electric power producers. We expect the sales cycle with respect to the license of our technology to be lengthy and there can be no assurance that we will achieve license sales in the time frames that we expect. If we are unable to successfully license our intellectual property or technology to these businesses or others, we will be unable to generate revenues under our current business model, our stock price would likely decline, and we may be unable to continue operating or would be required to develop a new long-term business strategy.

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

As of September 30, 2006, we had approximately $5.9 million of cash and restricted cash. Our monthly cash expenditures were approximately $0.6 million during the third quarter of 2006. There can be no assurance that we will be successful in securing contracts that will generate revenue. There is a possibility that Amp Resources will default on our loans to them and we could lose the entire amount invested. The outstanding balance of our loans including accrued interest receivable was approximately $5.8 million at September 30, 2006. If we are unable to generate additional revenue or collect the loan amounts, we will be forced to raise additional capital or reduce expenditures to continue as a going concern during the next 12 months. Raising additional capital could have a dilutive effect on or otherwise affect existing shareholders, as described in more detail below. Reduction of expenditures could have a negative impact on our business as it may reduce research and development of our products, sales and marketing activities, and other areas that we believe are essential to our ultimate success.

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

If we raise additional capital through the issuance of equity or securities convertible into equity, our shareholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. For example, in September 2004 we issued Series B Convertible preferred stock which included a 7% dividend and anti-dilution protection to account for certain future dilutive issuances, if any. In addition, in April of 2005, we issued Series C Convertible preferred stock which included anti-dilution protection to account for certain future dilutive issuances, if any.

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

Our success depends on our ability to execute our business strategy of licensing our intellectual property to electric motor and controller manufacturers, suppliers, system integrators and electric power producers. Our strategy of licensing our intellectual property or technology may involve entering into strategic transactions. In executing these strategic transactions, we may expend significant financial and management resources and incur other significant costs and expenses. For instance, we incurred substantial expenses and devoted significant management time and resources in seeking to complete the Amp Resources acquisition, but ultimately did not complete it. As a result, we wrote off an aggregate of approximately $0.8 million of transaction-related expenses in the first two quarters of 2006, and approximately $1.0 million of transaction related expenses in the last two quarters of 2005. There is no assurance that the execution of any strategic transactions will result in additional revenues. Any failure to enter into strategic transactions that lead to additional revenues could harm our business, prospects, financial condition and results of operations.

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

A substantial portion of our revenue to date has come from two government sponsored development contracts. Our Small Business Innovative Research (SBIR) grant was concluded in the third quarter of 2005 resulting in approximately $70,000 of revenue in 2005. Our FLEXMOD™ technology packaging contract with Advanced Energy, funded by the Department of Energy, through the State Technologies Advancement Collaborative (STAC), was completed in the third quarter of 2006 and has provided approximately $315,000 in revenue throughout 2005 and 2006.

Our near term strategy includes research and development funding opportunities from military and government programs. If we cannot successfully obtain research and development funding from military and government programs, or meet deadlines imposed under those programs, we may have less funding which could make it more difficult to sustain our long term licensing strategy, our stock price could decline and we may be unable to continue operating or would be required to develop a new near-term business strategy.

The market price for our common stock has experienced significant price and volume volatility in recent periods and is likely to continue to experience significant volatility in the future. Such volatility may cause investors to experience dramatic declines in our stock price from time to time, may impair our ability to raise additional capital and may otherwise harm our business.

The closing price of our common stock has fluctuated from a low of $3.60 per share to a high of $22.51 per share during the nine month period ended September 30, 2006. Our stock price has in the past and is likely in the future to experience significant volatility as a result of numerous factors, many of which are outside of our control, including, but not limited to the following:

•	investor perception that the Amp Resources settlement does not provide us with benefits equivalent to those expected from the proposed acquisition;

•	changes in market valuations or earnings of our competitors or other technology companies;

•	changes in market perception of our potential earnings, prospects or value;

•	actual or perceived developments in our business or in the markets we seek to address;

•	fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the degree of market acceptance of our technology and our ability to license such technology at rates favorable to us;

•	the loss of key personnel;

•	the high costs associated with transfer and relocation of new personnel;

•	our sale of common stock or other securities in the future;

•	additional dilution that could result from adopted employee compensation plans of acquired companies;

•	public announcements regarding material developments in our business, including acquisitions or other strategic transactions;

•	public announcements regarding material transactions or other developments involving our strategic partners, customers or competitors that are perceived by the market to affect our business prospects;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	trading patterns of holders of our common stock;

•	the trading volume of our common stock;

•	short-selling and similar activities with respect to our common stock; and

•	disruption in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

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

For most of the 2005 fiscal year, our common stock traded on the Over the Counter Bulletin Board. On November 3, 2005, shares of our common stock began trading on ArcaEx (now NYSE Arca), under the ticker symbol “RZ.” Prior to the listing of our common stock on ArcaEx, there had been a limited public market for our common stock. The listing of our common stock on NYSE Arca may result in increased trading volume volatility with respect to our shares of common stock. Increased trading volume volatility with respect to our shares of common stock may cause greater volatility in our stock price, which may result in a lower market price for our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

If we fail to comply with NYSE Arca listing standards and maintain our listing on NYSE Arca, our business could be materially harmed and our stock price could decline.

In October of 2005 we received approval to list shares of our common stock on ArcaEx and on November 3, 2005, shares of our common stock began trading on ArcaEx (now NYSE Arca). Pursuant to the Sarbanes-Oxley Act of 2002, national securities exchanges, including NYSE Arca, have adopted more stringent listing requirements. Even though we have been approved to list shares of common stock on NYSE Arca, we cannot assure you that we will be able to maintain our compliance with all of the listing standards of the NYSE Group, or that we will be able to maintain our listing with NYSE Arca as a member of the NYSE Group. Any failure by us to maintain our listing on NYSE Arca could materially harm our business, cause our stock price to decline, and make it more difficult for you to sell your shares.

We do not have an active, liquid trading market for our common stock and you may have difficulty selling your shares.

For all of 2004 and most of the 2005 fiscal year, our common stock traded on the Over the Counter Bulletin Board (OTC:BB). In October of 2005 we received approval to list shares of our common stock on ArcaEx (now NYSE Arca), and on November 3, 2005 shares of our common stock began trading on that exchange under the ticker symbol of RZ. Our average daily trading volume for the nine month period ending September 30, 2006 was approximately 85,000 shares per day, which is less than 0.2% of the shares outstanding. We cannot predict that an active, liquid trading market will develop or that the market will be able to sustain transactions by larger institutional investors. Accordingly, investors may have difficulty accumulating a significant position in our stock or in selling a substantial number of shares in a short period of time.

If we are unable to effectively and efficiently maintain our controls and procedures to avoid deficiencies, there could be a material adverse effect on our operations or financial results.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Pursuant to the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission promulgated pursuant to that Act, our management will be required to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2006, and we are required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any “material weakness” (within the meaning of Public Company Accounting oversight Board (“PCAOB”) Auditing Standard No. 2) in our internal control over financial reporting. We are currently reviewing, further documenting and testing our internal control procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required.

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

The deficiencies were detected in the audit process and were appropriately recorded and disclosed in our annual report on Form 10-KSB for 2004. We have taken several steps during 2005 to remedy, and subsequently in 2005 and 2006 to improve, our disclosure controls and our internal controls over financial reporting, however we cannot assure you that the revised controls and procedures will be effective in remedying all of the identified deficiencies. If we fail to adequately address any deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, any deficiencies could prevent us from releasing our financial information and Securities and Exchange reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to, our consolidated financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain the adequacy of our internal control over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also subject us to a risk of delisting by a national exchange and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

On September 13, 2006, our Audit Committee approved the selection of Hein & Associates, LLC, to act as our independent registered public accounting firm for the fiscal year ending December 31, 2006. At the same time, our Audit Committee approved the dismissal of Tanner LC effective as of September 13, 2006. The Audit Committee’s decision to retain Hein & Associates was precipitated by Tanner LC’s recommendation that we engage an accounting firm with domain expertise in the power generation industry, given the possibility that we may enter into this industry in the near future. Based on discussions with Hein & Associates and related inquiries regarding Hein & Associates’ work and existing clients, our Audit Committee believes that Hein & Associates has such expertise. Hein & Associates will be conducting their first audit of our financial statements for the current fiscal year, and it is possible that they may identify material weaknesses or significant deficiencies in our internal control over financial reporting in connection with such audit.

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

Our Symetron™ technologies are new and commercially unproven. We are still in the early stages of commercializing our technology in automotive, industrial and power generation applications. While we have completed some laboratory testing, our technologies have not yet been durability tested for long-term applications and we can provide no assurance that they will prove suitable for our target market segments. Our potential product applications require significant and lengthy product development efforts, and to date, we have not developed any commercially available products. During our product development process, we may experience technological issues that we may be unable to overcome. Because of these uncertainties, none of our potential technology may be commercially licensed. If we are not able to successfully license our technology, we will be unable to generate revenue or build a sustainable or profitable business.

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

The markets for electric motors, alternators, ISAs, motor controllers, and electrical power generation are intensely competitive. We believe our potential technology will face significant competition from existing manufacturers in our current target markets, including motor, controller, alternator, transportation vehicle and electrical power generation companies. We may also face significant competition from our future partners. If our potential partners improve or develop technology that competes directly with our technology, our business would be harmed. We also face numerous challenges associated with overcoming the following:

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

We believe our future success will depend to a significant extent on the continued service of our executive officers and other key personnel. Of particular importance to our continued operations are our executive management and technical staff. We do not have key person life insurance for any of our other executive officers, technical staff or other employees. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. For example, on August 31, 2006, Jonathan T. Reid, former Vice President, General Counsel and Secretary of Raser, resigned. Mr. Reid will continue to act as a consultant on legal matters for two months following his resignation.

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

Our success is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on most of our key technologies. As of September 30, 2006, five (5) U.S. patents have been issued and one (1) U.S. patent application has been approved but has not yet been issued. Twelve (12) additional U.S. patent applications are pending. We cannot be certain that our pending patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patent applications that we may file for our current and future technologies may not be issued. We have also applied for registration of trademarks which may never be granted registration.

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

We may be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in our industry segment grows, and the functionality of products in different industry segments overlaps. If third parties assert that our current or future products infringe their proprietary rights, there could be costs and damages associated with these claims, whether the claims have merit or not, which could harm our business. Any future claims could harm our relationships with any existing customers and may deter future customers from licensing our products. In addition, in any potential dispute involving our intellectual property, our potential customers or distributors of our products could also become the target of litigation, which could trigger indemnification obligations in certain of our license and service agreements and harm our relationships with any such customers or distributors. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. Approximately 42 million shares of Rule 144 stock passed the two year restriction under Rule 144(k) in the fourth quarter of 2005. As holders of these restricted shares file with the Securities and Exchange Commission to have the legends removed from their common stock certificates in accordance with Rule 144, the filings are reported as insiders preparing to sell shares, regardless of the inside knowledge of the shareholder and regardless of their intention. If our officers, directors or employees sell shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 18.6 million shares were free of restrictive legend as of September 30, 2006, up from approximately 3.8 million and 11.5 million at the end of 2004 and 2005, respectively. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

We are exposed to market risk related to changes in interest rates.

We do not use derivative financial instruments in our investment portfolio. We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines.

We also from time to time, maintain short-term investments, which are all classified as available for sale, and have been recorded at fair value, which approximates cost. Short-term investments include certificates of deposit, auction rate certificates, auction rate preferred securities, municipal preferred securities and money market mutual funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through “Dutch auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty (30) years. These instruments are rated BBB+ or higher by Standard & Poor’s Ratings Group, or equivalent. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Given the short-term nature of these investments, and that we have no borrowings outstanding other than short-term letters of credit, we intend to limit our interest rate risk to movements in short term rates.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our historical or future financial results. For example, prior to January 1, 2006, we were not required to record stock-based compensation charges if the employee’s stock option exercise price was equal to or exceeded the deemed fair value of the underlying security at the date of grant. However, beginning January 1, 2006 we are required to record the fair value of stock options as an expense in accordance with recent accounting pronouncements.

Item 5.	Other Information.

On July 31, 2006, the Company entered into an Amended At Will Employment, Confidential Information, Invention Assignment Noncompetition and Arbitration Agreement (the “Dwyer Amendment”) by and between the Company and William Dwyer, amending the At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 by and between the Company and Mr. Dwyer (The “Dwyer Agreement”). The Dwyer amendment provides for the delay of delivery of 175,000 shares of the Company’s common stock to be issued to Mr. Dwyer pursuant to the Dwyer Agreement (the “Dwyer Shares”) until specified dates between November 1, 2006 and March 8, 2007. The foregoing description of the Dwyer Amendment does not purport to be complete and is qualified in its entirety by reference to the Dwyer Amendment, a copy of which is filed as an exhibit hereto and is hereby incorporated herein by reference.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Description of Document
2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

3.1B	Amended and Restated Bylaws of the Registrant.

3.2C	Amended and Restated Articles of Incorporation of the Registrant

Exhibit Number	Description of Document
4.1B	Specimen Common Stock Certificate.

4.2D	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3E	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

10.1D	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2D	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3F	Amended and Restated 2004 Long Term Incentive Plan.

10.4B	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5G	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6G	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7G	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer

10.8H	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan

10.9I	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.10E	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.11J	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

10.12K	Lease Agreement by and between the registrant and EsNET Properties L.C., effective as of March 11, 2005.

10.13L	Second Amended Restricted Stock Grant Agreement dated July 12, 2005 by and between the registrant and John C. Ritter.

10.14L	Third Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and John C. Ritter.

10.15L	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated July 31, 2006 by and between the registrant and William Dwyer.

10.16L	Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and Timothy D. Fehr.

10.17M	Fifth Amended Restricted Stock Grant Agreement dated January 15, 2006 by and between the registrant and John C. Ritter.

10.18M	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated January 31, 2006 by and between the registrant and William Dwyer

10.19M	Amended Restricted Stock Grant Agreement dated January 31, 2006 by and between the registrant and Timothy Fehr.

10.20N	Employment Agreement, dated June 27, 2006, between the registrant and Patrick J. Schwartz.

10.21†	Termination Agreement and Mutual General Release dated September 2, 2006 by and between Raser Technologies, Inc., Power Acquisition Corp., Amp Resources, LLC, Amp Capital Partners, LLC, Highland Capital Partners, Sorenson Capital Partners and John H. Stevens individually and as Representative of the Amp Equityholders.

10.22†	Promissory Note, dated September 2, 2006, between Amp Resources, LLC and Raser Technologies, Inc.

10.23†	Amended and Restated License and Sublicense Agreement dated November 2, 2006 by and between Raser – Power Systems, LLC and Recurrent Engineering, LLC.

10.24†	First Amendment to Intercreditor and Subordination Agreement dated September 2, 2006 by and among SCP/AR, LLC; BNR Ventures, LLC; RRD Investment Co., LLC; Highland Capital Partners VI, Limited Partnership; Highland Subfund VI-Amp Limited Partnership; Highland Entrepreneurs’ Fund VI Limited Partnership; Amp Capital Partners, LLC and Raser Technologies, Inc.

Exhibit Number	Description of Document
10.25†	Guaranty dated September 2, 2006 by and between Raser Technologies, Inc. and Recurrent Engineering LLC.

10.26O	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan.

10.27	Share Contribution Agreement, dated April 7, 2005, between the registrant and Kraig T. Higginson, Executive Chairman of the Board of Directors

10.28	Third Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated July 31, 2006 by and between the registrant and William Dwyer

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K on October 14, 2003.

B	Incorporated by reference to Exhibit 3.2, Exhibit 4.1 and Exhibit 10.4 filed with the registrant’s Form 10-QSB on August 13, 2004.

C	Incorporated by reference to Exhibit 3.3 filed with the registrant’s Current Report on Form 8-K (File No. 000-30657) on July 8, 2005.

D	Incorporated by reference to Exhibit 10.4, Exhibit 10.6 and Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K on July 28, 2004.

E	Incorporated by reference to Exhibit 4.5 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K on April 7, 2005.

F	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement on May 14, 2004.

G	Incorporated by reference to Exhibit 10.5, Exhibit 10.6 and Exhibit 10.7 filed with the registrant’s Form 10-QSB on November 9, 2004.

H	Incorporated by reference to Exhibit 10.20 filed with the registrant’s Current Report on Form 8-K/A on July 20, 2006.

I	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K on February 4, 2005.

J	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K on May 5, 2005.

K	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Current Report on Form 8-K on May 24, 2005.

L	Incorporated by reference to Exhibit 10.12, Exhibit 10.13, Exhibit 10.14 and Exhibit 10.15 filed with the registrant’s Form 10-QSB on November 14, 2005.

M	Incorporated by reference to Exhibit 10.16, Exhibit 10.17 and Exhibit 10.18 filed with the registrant’s Form 10-Q on May 15, 2006.

N	Incorporated by reference to Exhibit 10.16 filed with the registrant’s Current Report on Form 8-K on June 30, 2006.

O	Incorporated by reference to Exhibit 10.20 filed with the registrant’s Current Report on form 8-K/A on July 20, 2006.

†	Confidential treatment has been requested for portions of this exhibit

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC.
(Registrant)

November 9, 2006	/s/ Brent M. Cook
(Date)	Brent M. Cook,
Chief Executive Officer and Director

November 9, 2006	/s/ William Dwyer
(Date)	William Dwyer,
Chief Financial Officer

EXHIBIT INDEX

(a) Exhibits

Exhibit Number	Description of Document
2.1A	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors Inc., Raser Technologies Inc. and the stockholders of Raser Technologies Inc.

3.1B	Amended and Restated Bylaws of the Registrant.

3.2C	Amended and Restated Articles of Incorporation of the Registrant

4.1B	Specimen Common Stock Certificate.

4.2D	Registration Rights Agreement, dated as of July 22, 2002, among the Registration and the Purchasers (as defined therein).

4.3E	Registration Rights Agreement dated April 4, 2005 by and between the registrant and certain entities identified therein.

10.1D	Securities Purchase Agreement dated July 22, 2004, among the Registrant and the Purchasers (as defined therein).

10.2D	Form of Warrant to Purchase Shares of the Registrant’s Common Stock.

10.3F	Amended and Restated 2004 Long Term Incentive Plan.

10.4B	Form of Option Agreement for the Amended and Restated 2004 Long Term Incentive Plan.

10.5G	Restricted Stock Grant Agreement dated as of February 23, 2004 between the registrant and John C. Ritter, President.

10.6G	Restricted Stock Grant Agreement dated as of February 26, 2004 between the registrant and Timothy D. Fehr, Chief Technical Officer.

10.7G	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the registrant and William Dwyer, Chief Financial Officer

10.8H	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan

10.9I	At Will Employment Agreement dated January 31, 2005 between the registrant and Brent M. Cook, Chief Executive Officer.

10.10E	Securities Purchase Agreement dated April 4, 2005 by and between the registrant and certain entities identified on the Schedule of Buyers therein.

10.11J	Amended Restricted Stock Grant Agreement dated April 29, 2005 by and between the registrant and John C. Ritter.

10.12K	Lease Agreement by and between the registrant and EsNET Properties L.C., effective as of March 11, 2005.

10.13L	Second Amended Restricted Stock Grant Agreement dated July 12, 2005 by and between the registrant and John C. Ritter.

10.14L	Third Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and John C. Ritter.

10.15L	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated July 31, 2006 by and between the registrant and William Dwyer.

10.16L	Amended Restricted Stock Grant Agreement dated July 29, 2005 by and between the registrant and Timothy D. Fehr.

10.17M	Fifth Amended Restricted Stock Grant Agreement dated January 15, 2006 by and between the registrant and John C. Ritter.

10.18M	Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated January 31, 2006 by and between the registrant and William Dwyer

10.19M	Amended Restricted Stock Grant Agreement dated January 31, 2006 by and between the registrant and Timothy Fehr.

10.20N	Employment Agreement, dated June 27, 2006, between the registrant and Patrick J. Schwartz.

10.21†	Termination Agreement and Mutual General Release dated September 2, 2006 by and between Raser Technologies, Inc., Power Acquisition Corp., Amp Resources, LLC, Amp Capital Partners, LLC, Highland Capital Partners, Sorenson Capital Partners and John H. Stevens individually and as Representative of the Amp Equityholders.

10.22†	Promissory Note, dated September 2, 2006, between Amp Resources, LLC and Raser Technologies, Inc.

Exhibit Number	Description of Document
10.23†	Amended and Restated License and Sublicense Agreement dated November 2, 2006 by and between Raser – Power Systems, LLC and Recurrent Engineering, LLC.

10.24†	First Amendment to Intercreditor and Subordination Agreement dated September 2, 2006 by and among SCP/AR, LLC; BNR Ventures, LLC; RRD Investment Co., LLC; Highland Capital Partners VI, Limited Partnership; Highland Subfund VI-Amp Limited Partnership; Highland Entrepreneurs’ Fund VI Limited Partnership; Amp Capital Partners, LLC and Raser Technologies, Inc.

10.25†	Guaranty dated September 2, 2006 by and between Raser Technologies, Inc. and Recurrent Engineering LLC.

10.26O	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan.

10.27	Share Contribution Agreement, dated April 7, 2005, between the registrant and Kraig T. Higginson, Executive Chairman of the Board of Directors

10.28	Third Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated July 31, 2006 by and between the registrant and William Dwyer

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

A	Incorporated by reference to Exhibit 2 filed with the registrant’s Current Report on Form 8-K on October 14, 2003.

B	Incorporated by reference to Exhibit 3.2, Exhibit 4.1 and Exhibit 10.4 filed with the registrant’s Form 10-QSB on August 13, 2004.

C	Incorporated by reference to Exhibit 3.3 filed with the registrant’s Current Report on Form 8-K on July 8, 2005.

D	Incorporated by reference to Exhibit 10.4, Exhibit 10.6 and Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K on July 28, 2004.

E	Incorporated by reference to Exhibit 4.5 and Exhibit 10.9 filed with the registrant’s Current Report on Form 8-K on April 7, 2005.

F	Incorporated by reference to Appendix B filed with the registrant’s Schedule 14C Information Statement on May 14, 2004.

G	Incorporated by reference to Exhibit 10.5, Exhibit 10.6 and Exhibit 10.7 filed with the registrant’s Form 10-QSB on November 9, 2004.

H	Incorporated by reference to Exhibit 10.20 filed with the registrant’s Current Report on Form 8-K/A on July 20, 2006.

I	Incorporated by reference to Exhibit 10.8 filed with the registrant’s Current Report on Form 8-K on February 4, 2005.

J	Incorporated by reference to Exhibit 10.10 filed with the registrant’s Current Report on Form 8-K on May 5, 2005.

K	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Current Report on Form 8-K on May 24, 2005.

L	Incorporated by reference to Exhibit 10.12, Exhibit 10.13, Exhibit 10.14 and Exhibit 10.15 filed with the registrant’s Form 10-QSB on November 14, 2005.

M	Incorporated by reference to Exhibit 10.16, Exhibit 10.17 and Exhibit 10.18 filed with the registrant’s Form 10-Q on May 15, 2006.

N	Incorporated by reference to Exhibit 10.16 filed with the registrant’s Current Report on Form 8-K on June 30, 2006.

O	Incorporated by reference to Exhibit 10.20 filed with the registrant’s Current Report on form 8-K/A on July 20, 2006.

†	Confidential treatment has been requested for portions of this exhibit