Form 10-K
period 2006-12-31
RASER TECHNOLOGIES INC
filed 2007-03-20
CIK 1103078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-001-32661

RASER TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Utah	87-0638510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5152 North Edgewood Drive, Suite 375, Provo, UT	84604
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 765-1200

Securities registered under Section 12(b) of the Exchange Act:

$0.01 par value common stock

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”):    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing of the issuer’s common stock on June 30, 2006 as reported on NYSE Arca, was approximately $219 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant’s common stock as of March 15, 2007 was 51,436,212 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our expectations or beliefs concerning our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Our forward-looking statements include, but are not limited to, statements concerning the following: performance and efficiency of our technology; our expectations regarding product development; ability to license our technology; our expectations regarding operating expenses; our expectations regarding technology license terms; our expectations regarding entry into the power generation market: research and development capabilities; our expectations concerning relationships with manufacturers, distributors, and resellers; ability to protect our intellectual property; our corporate strategy; our expectations regarding revenues from licensing fees and royalty payments; levels of capital expenditures; our expectations regarding government regulation; commercial acceptance of our technology; staffing and expense levels; and adequacy of our capital resources to fund operations and growth. In addition, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements in Item 1A, “Risk Factors.”

ITEM 1.	Description of Business

Raser Technologies, Inc., a Utah corporation (“Raser”, the “Company”, “we” or “our”) is a technology licensing and development company. We operate in two business segments, Transportation and Industrial Technology, and Power Systems. The Transportation and Industrial Technology segment focuses on improving the efficiency and power density of electric motors, generators and their associated power electronic drives and controls. This technology is known as SymetronTM technology. The Power Systems segment is seeking to develop new geothermal electric power generating plants and bottom-cycling operations that generate electric power from the waste heat of existing power plants and industrial facilities, incorporating licensed heat-transfer technology and our SymetronTM technology.

We have developed several innovations in electric motors and their associated electronic drives and controllers that allow for increased torque, power and efficiency. The electromagnetic machine and power electronic drive technology is trademarked under the name “SymetronTM”. The technologies can be applied to industrial AC induction motors, and drives, permanent magnet motors, automotive alternators and integrated starter alternators (“ISA’s”), for use in industrial and transportation applications, hybrid-electric and electric vehicle propulsion systems, and other applications where the efficiency of electricity-to-motion or motion-to-electricity power conversions can be improved. We believe that SymetronTM technologies can also be applied to electric power generation applications.

In 2006, we acquired a non-exclusive license for certain patents, patents pending, and technical information relating to certain heat-transfer technologies, including geothermal, waste heat recovery and bottom-cycling applications. We believe that a combination of these and other technologies, our management’s significant experience in developing power projects; the geothermal properties and resources we have secured and the various incentives the U.S. government has established for alternative energy applications, provide us with an attractive opportunity for establishing a significant geothermal power and waste heat recovery business.

Consistent with our limited operating history, we have generated very limited revenues from operations and have not yet commercially licensed our transportation and industrial technologies. We are in an early stage of development and there is limited historical information upon which an evaluation can be made regarding our business and prospects. We also have limited insight into how market and technology trends may affect our future business. The revenue and income potential of both our operating segments is unproven and the markets in which we expect to compete are very competitive and rapidly evolving. Our business and prospects should be considered in light of the risks, expenses, cash requirements, challenges and uncertainties that exist in an early stage company seeking to develop new technologies and products in competitive and rapidly evolving markets.

Liquidity

As a research and development company, we have incurred substantial losses since inception resulting in an accumulated deficit and deficit accumulated since re-entry into development stage totaling $35.5 million. Cash used in operations was approximately $7.9 million in the twelve months ended December 31, 2006 and we are not operating at cash breakeven. Our continuation as a going concern is dependent on efforts to raise additional capital, increase revenues, reduce expenses, and ultimately achieve profitable operations.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, as of December 31, 2006, we had cash and cash equivalents on hand of $3.4 million and a promissory note receivable, including accrued interest (due on March 1, 2007), totaling $6.0 million. Subsequently, both parties agreed to extend the due date of the promissory note from March 1, 2007 to March 22, 2007. The promissory note was repaid to us in full on March 19, 2007. This additional cash is expected to help us meet our cash requirement needs over the next year.

We have also initiated a strategy to improve our financial performance and liquidity. We intend to expand our revenue base through implementing our strategy to develop geothermal and bottom-cycling electric power generation projects and to obtain revenues from our partners in these projects that are in a position to benefit from the favorable tax attributes available to these projects.

While we cannot give assurances that the above actions will be sufficient to alleviate our liquidity concerns, or that additional capital could be obtained under satisfactory terms if it becomes required, we believe our available cash balances and our efforts to raise capital and improve our financial performance and liquidity will enable us to continue as a going concern through December 31, 2007.

History and background

On October 28, 2002, Raser Technologies, LLC was originally organized as a limited liability company, under the laws of the State of Utah. On July 18, 2003, Raser Technologies, LLC merged into Raser Technologies, Inc., a corporation, effectively changing its LLC organizational status to that of a corporation. The merged entity retained the name Raser Technologies, Inc. (the “Predecessor Corporation”).

Pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”), Wasatch Web Advisors, Inc., a Utah Corporation (“WWA”) agreed to acquire (i) 100% of the issued and outstanding shares of common stock of the Predecessor Corporation in exchange for approximately 87% of WWA’s post-Reorganization Agreement outstanding common stock, and (ii) 100% of the issued and outstanding preferred stock of the Predecessor Corporation in exchange for 300,000 shares of WWA’s preferred stock (the “Reorganization”). This transaction was accounted for as a reverse acquisition with the Predecessor Corporation considered to be the accounting acquirer. Therefore, the consolidated financial statements reflect the historical operations of the Predecessor Corporation and its predecessor, Raser Technologies LLC, since inception and those of the consolidated entity from October 14, 2003, the date of the reverse acquisition.

As a result of the Reorganization, the Predecessor Corporation became a wholly-owned subsidiary of WWA and WWA’s business operations became those of the Predecessor Corporation. Effective as of October 14, 2003, the Predecessor Corporation changed its name to “Raser Technologies Operating Company, Inc.” and WWA changed its name to “Raser Technologies, Inc.”

In 2005, we transitioned from a development stage to an operating stage enterprise for accounting purposes. In the fourth quarter of 2006, we reassessed our current operations and determined that we should be reported as a development stage enterprise, effective October 1, 2006. The decision was primarily based upon the fact that our revenue generating capacity from the transportation and industrial technology segment has been delayed because licensing agreements with certain customers have not materialized as expected, and commercially licensing our technologies are taking longer than anticipated.

Industry Overview

Our Transportation and Industrial Technology business is focused on a long-term strategy of targeting those markets that could significantly benefit from our Symetron™ family of technologies. Our Power Systems business is seeking to develop new geothermal electric power generating plants as well as bottom-cycling operations to generate power from the waste heat of existing power plants and industrial facilities. These geothermal plants and bottom-cycling operations may incorporate heat-transfer technology that we have licensed from a third-party. The following is an overview of certain industries that could benefit from our technologies and initiatives:

Automotive Industry.

Growing global demand for power and transportation has met with an increasing concern over global warming and pollution caused by excessive use of fossil fuels. These conflicts are manifested in the form of rising fuel prices and increased environmental concerns over air and noise pollution. Consumers are demanding non-polluting vehicles that provide greater fuel economy for cost savings, and governments are supporting moves toward energy independence.

The transportation industry is responding with incremental moves to create more fuel-efficient vehicles with an emerging trend toward electric, hybrid-electric, plug-in hybrid electric, and fuel-cell powered vehicles. There is a move toward size reduction of vehicle sub-systems in order to generate primary and secondary weight savings that can provide greater passenger amenities or fuel savings. A desire for a more efficient, lower cost, lighter, and more compact electric motor drive systems is a common goal for the new hybrid and electric vehicle drive trains under development.

Automakers and system integrators began re-applying electric motors to vehicle propulsion systems in the 1990’s. As the demand for hybrid electric vehicles continued to grow, automakers found that the power density of standard AC industrial electric motors available at the time were insufficient for launch assist and acceleration in the size and form factors required. Several companies started using permanent magnet synchronous motor designs in order to obtain improved power density in spite of higher manufacturing costs and worrisome failure modes.

The desire for more comfort and safety features in automotive vehicles has continued to place increasing demands for more electrical power. This has led to intense efforts to increase the output capacity and efficiency of the claw-pole alternator design. Greater efficiency from an alternator not only can provide more power for electrical devices and sub-systems; it can also produce less drag on the engine thereby further increasing fuel economy.

General Motors recently announced the Chevrolet Tahoe and GMC Yukon two-mode hybrids for the 2008 model year. The two-mode hybrid system features separate operating modes optimized for city and highway driving. The vehicle can operate in three ways: electric power only, engine power only or a combination of engine and electric power. The 2007 Saturn Vue Green Line Hybrid features a unique electric motor/generator which replaces the alternator and is capable of 115lb-ft (156 Nm) of auto-start torque and minimal engine assist.

The growing demand for more cost effective electric and hybrid electric vehicles and the increasing demands on vehicle power systems necessitate improvements in electric motors, their power electronic controllers, alternators and other electrical components. We believe our Symetron™ family of technologies could have numerous applications in the automotive industry to help improve these components in a wide variety of vehicles that are converting to hybrid or full electric design, including fuel-cell powered vehicles. For conventional vehicles, our initial generator technology development was focused on improving the efficiency and output capacity of brushless alternators, typically used in trucks, heavy-duty vehicles and emergency vehicles without increasing their manufacturing costs. Customer testing of our initial design using a proprietary Intelligent Voltage Regulator (“IVR”) that we developed showed an improvement of up to 56% in power output in the same size and form factor. As a result of this development, we recently entered into memorandum of understanding intended for mass production qualification testing with one of the world’s leading re-manufacturer of alternators.

There is also growing interest by automakers in combining the functions of a vehicle’s alternator and starter motor into one reduced cost machine (an integrated starter/alternator or ISA). This development also makes it possible to add benefits associated with hybrid vehicles, such as electric on-off starting and electric acceleration assist to conventional vehicles through a belt driven alternator/starter (“BAS”) that takes the place of the alternator and starter motor, or an integrated starter alternator (“ISA”) that takes the place of the flywheel between the engine and the transmission. These types of mild hybrids use the starter/alternator for idle reduction and for limited launch assist to the combustion engine. We have developed a low-costs AC induction motor based ISA technology with favorable manufacturing costs and high power density called the P-50 to meet the needs of the automakers for this class of hybrid. Automakers are also seeking ways to reduce the costs of the electric motors and power electronic controllers needed for electric, hybrid electric and fuel-cell powered vehicles. We are developing advanced technology for two of the most important types of electric motors and power electronic drives used for vehicle propulsion systems: AC induction and permanent-magnet synchronous. We believe our Symetron™ technology can improve the performance and reduce the cost of such motor-drive systems through improved motor hardware electromagnetic design and advanced proprietary drive control and logic... We believe that by focusing on both hardware and software, we can offer automakers optimized, low-cost motor-drive propulsion system technology for future generations of electric, hybrid, plug-in hybrid, and fuel-cell vehicles.

For medium and full hybrids, we have designed a larger AC induction motor-based propulsion technology called the P-100 which will deliver up to 100 kilowatts of propulsion power in a very compact form factor at high-efficiency. We are also developing an innovative fault-tolerant PM synchronous motor-based propulsion motor-drive system design that we believe will deliver PM motor performance at near induction motor system price levels. We believe that this balanced approach will maximize our ability to meet a variety of market demands. Computer simulation and calculated data of our new PM design is being presented to select automakers’ R&D staffs for initial evaluation. We plan to participate with vehicle demonstrations to facilitate commercialization, and demonstrate the value of our technologies.

Public Transportation

Governments have accelerated efforts to provide clean and cost-effective solutions to public transportation (buses, shuttles, trolleys, rail systems and water ferries), with several turning to hybrid electric or all electric public transportation systems. This trend can be seen in municipal electric rail systems and hybrid electric buses. Electric bus transportation systems save not only fuel consumption, but reduce pollution emissions, maintenance and operating costs. Rail transportation that uses Direct Current (“DC”) electric motor drive systems have largely converted to AC electric motor drive systems and could benefit from a more efficient electric motor drive technology. Electric vehicles for public transportation meet the need to reduce urban congestion while reducing air and noise pollution. Daimler-Chrysler who has close to 60% market share of the hybrid bus market estimates that the number of hybrid buses in the U.S. and Canada will grow from 1,200 to 2,100 in 2007. There is an emerging trend in this market to redesign the traditional bus to take advantage of an all electric drive train as opposed to the traditional internal combustion engine and its traditional drive train.

Similar to the potential applications in the automotive industry, our Symetron™ family of technologies have the potential to improve the efficiency of motors and drive systems in public transportation industry. Buses play a significant role in public transportation. There has been an increasing trend to move from conventional diesel buses to more fuel efficient and environmentally friendly hybrid electric or fuel cell buses that use high power electric motors and drives. In addition, most light rail and trains are powered by electric motors. Larger vehicles such as trains and hybrid buses rely on AC induction motors due to their economy and durability. We anticipate that our improvements in the efficiency of AC induction motors and drives could reduce the costs of electric motor-based propulsion systems used in public transportation. We are seeking demonstration opportunities with bus builders and manufacturing partners to demonstrate our technology and its value for these applications.

Industrial Vehicles and Mobile Equipment

There appears to be a trend in the industrial vehicle and mobile equipment industry, which includes forklifts, utility vehicles, trucks, and earth-moving and construction equipment, that is moving toward all-electric vehicles in order to reduce fumes, pollutants, noise and heat generated by internal combustion engines and hydraulic-powered vehicles that frequently operate in confined spaces and in close proximity to people. Electric industrial vehicles would benefit from higher torque and more efficient motor drive systems.

In the material handling equipment market, the trend to move from gas powered forklifts to electric powered forklifts continues, prompted by government and industry mandates. Because AC induction motors are the motors of choice for the leading forklift manufacturers due to their high reliability and low maintenance, we believe that the application of our Symetron™ technology which can improve performance while reducing the cost of AC induction motors and controllers can add value to this important market segment. There are more electric forklifts than hybrid electric automobiles in the United States. We believe that this market can be important to the commercialization of our technology.

Defense/Aerospace

As the world’s militaries transform into a lighter, more mobile fighting forces, the need for compact, highly efficient electric power transmission systems and electric power generating equipment should be substantial. Military wheeled vehicles are trending toward hybrid electric power propulsion systems that will enable improved fuel economy, extended range, low-noise operation and the ability to generate electric power directly from engine power using an embedded ISA. The advantages of an embedded generator system include not only lighter weight and better fuel economy, but more rapid deployment as the need to transport separate, towed power generators is reduced. In essence, the military vehicle not only maintains its primary function, but also becomes a “rolling generator.” Military programs for which ISA technology may be considered include the High Mobility Multiple Wheeled Vehicle, (HMMWV or “Humvee”) and the Family of Medium Tactical Vehicles, (“FMTV”) and other multi-wheeled vehicles in the Future Combat System.

The world’s Navies are also moving to electric motor based propulsion systems and electric motor-based on-board sub-systems ranging from navigation to targeting systems. Additional electric power requirements are also being driven by the increasing the related air-conditioning needs for their electronic equipment cabinets.

After completion of a phase one small business innovation and research grant, we were awarded a subcontract for the design of an Integrated Starter Alternator for potential use in the Army’s existing fleet of over 50,000 Humvee vehicles. The first phase of the new contract is expected to be performed over an 18 month period under a subcontract for $461,000. This subcontract calls for the delivery of engineering models of ISA’s and controllers to the Army and its contractors for design and development testing which is expected to be completed in 2008.

In addition to ground and naval vehicles the U.S. military is moving to “electrify” its air force with electric propulsion and electric motor and actuator mechatronic technologies. We expect to be able to leverage the development of our fault-tolerant permanent-magnet synchronous motor-drive technology for use in aircraft propulsion systems, flight control surface actuators and other on-board applications enabling lower costs, lighter weight and smaller space requirements.

Heating, Ventilation and Air Conditioning

Federal regulations require the creation and maintenance of efficiency standards for heating and cooling of residential homes. Variable speed commercial heating, ventilation and air conditioning motors fit our target profile of electromagnetic devices that have high electric loads and could benefit from an increase in efficiency. Businesses are interested in reducing their energy consumption expense, and utilities have been offering rebates for the installation of energy saving technologies that can impact their peak load requirements (“Demand Side Management” or “DSM”). We expect this trend to continue.

The U.S. Department of Energy funded a study administered through the State Technology Advancement Cooperative “STAC” to investigate ways to reduce the cost of high efficiency heating, ventilation and air conditioning (“HVAC”) systems. We developed a flexible, modular motor drive controller called FlexMod™ based on our Symetron™ motor drive control technology. Symetron™ will use proprietary adaptive tuning techniques based upon unique motor characteristics to optimize motor performance under varying load and speed conditions. Independent testing conducted by Advanced Energy Laboratories demonstrated up to a 10% improvement on average in system efficiency when compared to a leading commercial AC variable frequency drive, using the same commercially available AC motor. Advanced Energy reported the test results to the Department of Energy and recommended that the results of this study be provided to major motor and drive manufacturers and the utility industry in order to reduce energy costs in the industrial, residential and building construction markets...

Industrial and Commercial AC Induction Motors

AC induction motors, the traditional workhorse of industry, which consume up to 69% of the world’s industrial electrical energy, have increasingly become the subject of government minimum-efficiency standards and mandates. Starting with the passage of the Energy Policy and Conservation ACT (“EPAct”) in the United States in 1992, and European Union standards in the late-1990s, an increasing number of the world’s countries have promoted minimum motor efficiency standards that are higher than the standard motors traditionally built and sold.

Despite the benefits derived from higher efficiency motors, the adoption of premium-efficiency motors has been hindered by higher up-front cost. Raser’s Symetron EO™ technology, currently under development, addresses this problem by increasing the motor’s operating efficiency for little or no increase in its manufacturing cost.

We have entered into a cooperative agreement with one of the world’s largest manufacturers of AC induction motors to test and verify the degree of efficiency improvement that can be realized from Raser’s Symetron EO™ technology and to qualify this technology for use in mass production. Phase one of this program is scheduled for completion by the end of 2007, and we anticipate it will enable the commercialization of our Symetron EO™ technology in 2008.

Geothermal Power Generation

Geothermal energy is a clean, renewable and generally sustainable energy source that, releases significantly lower levels of emissions than energy sources based on the burning of fossil fuels. Certain of the newer, heat-transfer technologies, including closed-loop, binary cycle systems release zero emissions. We have acquired a global license to use closed-loop binary cycle technology.

Geothermal energy is derived from the natural heat of the earth when water comes sufficiently close to hot molten rock to heat the water. The heated water then ascends toward the surface of the earth where, if geological conditions are suitable for its commercial extraction, it can be extracted by drilling geothermal wells. Geothermal production wells are normally located within approximately one to two miles of the power plant as geothermal fluids cannot be transported economically over longer distances due to heat and pressure loss. The geothermal reservoir is a renewable source of energy if natural ground water sources and re-injection of extracted geothermal fluids are adequate over the long-term to replenish the geothermal reservoir following the withdrawal of geothermal fluids and if the well field is properly operated. Geothermal energy projects typically have higher capital costs (primarily as a result of the costs attributable to well field development) but tend to have significantly lower variable operating costs (principally fuel, but also consisting of maintenance expenditures, than fossil fuel-fired power plants that require ongoing fuel expenses).

Advances in heat transfer technology have opened new sources of geothermal heat to be used for power generation that were previously unusable for such purposes. Binary cycle technology can utilize water-based geothermal resources of lower temperatures, ranging from approximately 200 to 360 degrees F. This heat transfer technology is a closed-loop system, in which the steam or water from the geothermal reservoir never comes into direct contact with the blades of the turbine generator. In a binary system, warm geothermal fluid is pumped to the surface and channeled into heat transfer equipment. The geothermal water is then used as a source to heat a “working fluid,” which then vaporizes to turn the turbine generator. After the heat transfer process is complete, the cooler water is returned to the reservoir.

Electric utilities continue to improve the efficiencies of their systems, while encouraging the efficient use of power in homes and industries. Small improvements in efficiency for converting heat to motion to electrical energy are pursued by power companies as they strain to satisfy growing demand without adding the huge incremental capacity of a new plant. Renewable portfolio standards imposed by 23 states and the District of Columbia require public utilities to obtain a portion of their power supply from renewable energy sources which generally include solar, wind and geothermal energy sources. An attractive way for utilities to help meet this requirement is through geothermal power resources that provide a reliable around the clock base load power supply in contrast to wind and solar sources which have limitations as to the times in which power can be generated.

The Federal government is pursuing a strategy of energy independence and has recognized the potential of geothermal energy for helping achieve this goal. In order to promote geothermal energy production, the government has created incentives within the tax code. There are tax incentives covering intangible drilling costs, accelerated depreciation and depletion allowances, all of which are currently permanent parts of the U.S. tax code. Additionally, production tax credits have been made available to geothermal energy producers. These tax credits have been renewed through the end of 2008 and are generally subject to annual renewal by Congress.

Bottom-Cycling

Heat-transfer technology has advanced to the point where waste heat generated by existing power plants and industrial facilities can be used to generate additional power. A few industrial facilities in the U.S. and Asia have incorporated binary bottom-cycle technology to supply more power to help operate their plants. Also, for the power generators, more attention is being given by states in the U.S. to the relationship between emissions being released by power plants and the electricity they generate. Heat-recovery technology, incorporating a closed-loop, binary system, releases zero emissions. Incorporating this technology into an existing power plant allows the plant to generate more electricity without increasing emissions.

Business Strategy

Our objective in the transportation and industrial technology segment is to achieve significant market penetration in the markets where our SymetronTM technology can add value, increase profitability and serve as a strategic differentiator for potential customers. We are pursuing this objective through the following strategies:

•

Establish strong intellectual property rights. Our licensing strategy is to establish and maintain clear intellectual property rights to protect the investment of our shareholders and potential customers. We have applied for patent protection with respect to key aspects of our technology.

•

Establish close relationships with product designers. In order to demonstrate and achieve the substantial performance improvements that are possible through SymetronTM enhanced systems, it is imperative that we incorporate the improvements into product designs. We have established relationships with a number of product designers interested in designing products that use our technology.

7

•

Establish mutually beneficial relationships with motor and drive/controller manufacturers. We are seeking to license our Symetron™ technology to key motor and drive/controller manufacturers. We believe that equipment manufacturers who experience a successful launch in one market will provide us with opportunities to apply our technologies in adjacent markets.

•

Continue to develop new transportation-related technologies. We believe that more innovations can be realized in the field of rotating electromagnetic technology. A key to our long-term success in this area will be developing, protecting and commercializing these future innovations.

•

Develop new power electronic drive logic technologies. We believe that today’s variable-frequency motor drives can be improved. We believe that innovations in the software logic of drives that allow sensorless, plug-and-play, and direct-drive operation offer benefits to motor and drive manufacturers and large OEMs and systems integrators that increasingly use such devices in their products.

•	Create demonstration prototypes. Demonstrating the technology in a variety of product applications is the best way to solidify customer and consumer demand for the SymetronTM technologies.

•

Create an awareness of SymetronTM technology potential in government agencies. Government initiatives serve to accelerate the adoption of new technologies. Creating an awareness of the possibilities offered by our technology can lead to opportunities to develop, demonstrate and implement SymetronTM technologies in important new programs.

•

Acquire compelling technologies or market positions. We intend to explore opportunities to acquire technologies that complement or enhance our existing technologies. Additionally, we may pursue acquisition strategies that will accelerate the introduction, demonstration and widespread adoption of our SymetronTM technologies.

Our strategy in our power systems segment is to develop geothermal power projects where renewable, electric power is needed. We believe the current tax laws and government regulations requiring movement towards development of renewable energy provide an attractive environment for entering the geothermal power generation market. Using advanced binary cycle technology, our three general areas of focus include geothermal power generation, bottom-cycling of power plant waste heat, and bottom-cycling of industrial waste heat. We are pursuing these objectives through the following strategies

•

Continue to secure geothermal resources. Lower grade geothermal heat sources have become a viable driver for electric power production. An important factor in our long-term success in geothermal power production will be to assure that we have adequate geothermal heat resources. We have already secured the geothermal rights to substantial acreage in known geothermal areas (“KGRA”) in Nevada.

•

Maintain access to capital available for building power plants. Significant incentives have been provided to developers of geothermal power generating plants. We plan to use the incentives available for our projects to attract strategic alliance partners to help provide the necessary capital to fund the development of these projects.

•

Continue to develop relationships with potential bottom-cyclers. An additional opportunity for applying our licensed heat-transfer technology is in the bottom-cycling of existing power plants and industrial facilities. We intend to explore opportunities for bottom-cycle operations.

•

Acquire companies with compelling technologies or resources. We intend to explore opportunities to acquire technologies or resources that complement or enhance our existing asset base. Additionally, we may pursue acquisition strategies that will accelerate our development plans.

The Raser SymetronTM Technologies

We have developed innovations in AC induction motor, permanent magnet synchronous and switched reluctance-based motor and drive designs and control methods which allow for operation with increased efficiency. This efficiency improvement increases the motor’s continuous power rating as well as decreases power consumption during periods of high torque output in a motor that uses conventional materials and manufacturing processes. In mobile applications, higher torque improves the responsiveness of the vehicle and added efficiency will extend battery life, consequently extending the range of operation before recharge.

We believe that SymetronTM technologies are scalable and will apply to typical axial (cylindrical length greater than diameter) as well as pancake (cylindrical diameter greater than length) shaped motors. These concepts have also been applied to alternators and generators with observed increases in efficiency which could solve needs in a number of markets

We believe that these innovations have four major benefits:

•	For a comparable power output, SymetronTM enhanced drive systems can be smaller and lighter, providing a higher power density.

•

The performance characteristics of SymetronTM advanced motor technology make it a good candidate for plug-in hybrid electric vehicles (“PHEV”) and applications where high torque is needed for vehicle launch assist, hill climb and rapid acceleration. It is also well suited for fuel cell vehicle applications.

•

Standard components and simplicity of design suggest that the estimated production costs for a SymetronTM enhanced motor and controller will be equal to or less than those of competing motors and controllers for a given power output.

•

Use of SymetronTM advanced motor technology may result in energy savings and consequently range extension in battery powered applications due to its greater efficiencies at higher loads in intermittent torque applications.

We group the SymetronTM technologies into four areas; (1) Induction Motor System Efficiency Optimized (“IMSEO”), (2) Alternator/Intelligent Voltage Regulator (“A/IVR”) (3) Efficiency Optimized Line-Driven AC Motors (“SymetronTM EO”) and (4) Fault-tolerant Permanent-Magnet Synchronous Motor-Drive System (“FTPM”).

Induction Motor System Efficiency Optimized (“IMSEO”)

IMSEO consists of SymetronTM enhanced AC induction motor and variable frequency drive/controller technologies that operate either separately or as part of a motor-drive system to create efficiencies that exceed current traditional motors and drives.

Axial Motor: The axial induction motor is built in an axial shape (a cylinder with a length similar to its diameter). We developed and tested proprietary and patented technology for both the motor and its drive. Acting in concert with the drive, the SymetronTM enhanced motor can deliver improved continuous and intermittent or peak torque, at improved efficiencies. The target applications for these motor drive systems are vehicle propulsion traction drive systems with intermittent high peak torque requirements and industrial traction applications as elevator lift motor-drive systems and high efficiency variable torque applications such as fan, pump and compressor motors and drives used in HVAC equipment. Commercial heating, ventilating, and air conditioning (“HVAC”) units use AC variable speed electric motors with variable frequency drives. During 2006, we developed a flexible modular motor controller based upon the SymetronTM motor control technology (FlexModTM). Independent testing conducted by Advanced Energy demonstrated an improvement of up to 10% when compared to leading variable drive systems. Industrial applications include a wide variety of variable speed motors included in commercial HVAC units.

Pancake Motor/Integrated Starter Alternators (“ISA”): The pancake motor is a motor packaged in a pancake shape, that is, the ratio of the diameter to its length is at least two to one. Our pancake design technology produces high torque with a versatile shape that can be applied to many PHEV and hybrid-vehicle applications. It can fit into wheel hub locations or small spaces between the engine and transmission. Depending upon the power rating and form factor required, we believe the performance of our pancake shaped AC induction motor system can approach that of PMSMs, but with the economy, durability and scalability of an AC induction motor design. The target applications for our AC induction motor (IM) pancake design include traction drives such as integrated transaxle assemblies, hub, and direct drive fuel cell vehicles. Target markets include PHEV and hybrid electric automobiles, trucks, industrial traction, and some industrial applications.

We have demonstrated an IM pancake motor for an ISA application. An ISA serves the combined function of the starter motor and the alternator or generator designed for hybrid integration in a truck or automobile. This combination can deliver a unique AC device designed for integration with an internal combustion engine and advanced drive train for mild to medium hybrid vehicle applications. Mild hybrids reduce fuel consumption by turning off the engine during idle and stops, and provide a source of AC onboard mobile power generation, ideal for electric tools used by contractors. Medium hybrids use a more powerful electric motor to add launch assist for low speed assisted acceleration, further reducing fuel consumption. Target markets include PHEVs, hybrid electric automobiles, trucks, buses, and military vehicles.

Motor Controllers: The IMSEO motor drive/controller is a variable voltage, variable-frequency inverter-based power electronic device that controls the performance of the AC induction motor, namely its speed, torque and direction of rotation. In the case of the ISA, it also serves to control the flow of regenerated electric power back from the ISA to the batteries and to regulate the voltage output of the ISA when in generating mode. The SymetronTM drive logic could increase the operating efficiency of both the driven motor and the drive’s power converter, optimizing the utilization of its power devices. This technology can be used for PHEV and hybrid electric vehicles.

Alternators/Intelligent Voltage Regulators (“IVR”)

Alternators: We are currently testing the application of SymetronTM advanced technology for use in brushless claw-pole alternators for automobiles, trucks, buses and other vehicles through a joint development effort with a leading re-manufacturer of alternators. Our engineers have developed a unique design, which delivers more output power in the same size by optimizing electrical and magnetic performance over similar current state-of the-art commercial products. We have demonstrated up to 56% more output and 7% more peak efficiency than the same sized competitive product. The target market for this technology is the heavy- and medium-duty trucks and high-output specialty vehicles such as police cars, and emergency vehicles.

Efficiency Optimized Line-Driven Motor Technology (“EO”)

High-Efficiency AC Induction Motors: In cooperation with one of the world’s largest manufacturers of AC induction motors, we are currently developing and testing for mass-production, a number of Symetron EO-enhanced general-purpose industrial AC induction motors with the purpose of demonstrating an increase in their operating efficiency without increasing their manufacturing cost. This is accomplished by advanced electromagnetic design techniques embodied in the SymetronTM technology.

Fault-Tolerant Permanent-Magnet Synchronous Motor Drive System (“FTPM”)

Our FTPM technology embodies two advanced design technologies. The first, involves an advanced type of permanent-magnet synchronous motor (“PMSM”) that we believe will reduce both the size and cost of today’s interior permanent-magnet propulsion motors that are used in today’s hybrid electric vehicles. The second technology involves an advanced electric motor design with an advanced AC variable-frequency drive/controller design that we believe will cost-effectively diminish or eliminate the safety problem inherent when a fault occurs in a PMSM-based propulsion system.

Power Production Licensed Technology

Licensed Heat-Transfer Technology: We acquired a non-exclusive, royalty-bearing license for certain patents, patents pending, and technical information relating to certain heat-transfer technologies including geothermal, waste heat recovery and bottom-cycling applications. This technology is referred to as the K-cycle and is a derivative of the Kalina Cycle, an advanced binary cycle technology. Binary-cycle power generation is different from dry steam or flash technologies as the steam or water from the geothermal reservoir never comes into direct contact with the blades of the turbine generator.

Binary-cycle technology is used for water-based geothermal resources of generally low temperature, ranging from approximately 200 to 360 degrees F. In the binary system, warm geothermal fluid is pumped to the surface and channeled into a heat exchanger. The geothermal water is then used as a source to heat another “working fluid”, which then vaporizes to turn the turbine generator. After the heat exchange process is complete, the now cooler water is returned to the reservoir. The primary advantage of the binary method is its ability to efficiently convert more commonly found low temperature water resources into power through the use of working fluids that have a low boiling point. It also has the advantage of producing zero emissions, which neither dry steam nor flash steam cycles can claim.

The binary cycle technology originated when scientists realized that the most important step in converting heat to power was the conversion of the working fluid to steam. Traditionally, pure water was used for the working fluid which, when boiled into steam, drives turbines and other machinery. However, such single-component fluids are inherently inefficient. Scientists discovered that by changing the working fluid and controlling its composition in different parts of the system, more electricity-producing heat can be recovered at each step in the cycle. With its improvements in efficiency, the binary cycle technology delivers more power for the same amount of input heat, and it does so regardless of the thermal energy source. By improving power plant efficiency, the binary cycle technology cuts the amount of geothermal fluid or industrial waste heat needed to generate every kilowatt of electricity. This reduces the cost of power as well as environmental emissions.

Business Segments

We are focused on a long-term strategy of targeting those markets that could significantly benefit from our technologies. Sales efforts relating to these technologies are divided into two business segments (including applicable technology groupings):

1) Transportation and Industrial Technology (IMSEO, Alternator/IVR, EO line-driven motors and FTPM)

2) Power Systems (Heat transfer licensed technology)

Since inception, 100% of our revenue has been generated from customer-sponsored research and development activities in the Transportation and Industrial segment. To date, no revenue has been generated from our Power Systems segment.

Transportation and Industrial Technology

We have grouped the SymetronTM technologies into four areas; (1) Induction Motor System Efficiency Optimized (“IMSEO”), (2) Alternator/Intelligent Voltage Regulator (“A/IVR”), (3) Efficiency Optimized Line-Driven Motors (“EO” Line-Driven Motors), and (4) Fault-Tolerant Permanent-magnet Synchronous Motor Drive Systems (“FTPM”).

The Transportation and Industrial Technology business segment includes opportunities in transportation-related technologies relating to; alternators, ISAs, automotive hybrid and electric vehicle propulsion drive systems medium- and heavy-duty trucks, specialty vehicles, rail vehicles, locomotives and marine electric propulsion systems. Opportunities in industrial applications include HVAC systems, equipment, pumps, fans, compressors, conveyors, and elevators, industrial and commercial AC induction motors, AC variable-frequency drives (AC VFD’s), and industrial traction vehicles.

The alternator market is a large commodity market for mobile electric power. The consumer trend toward more comforts in transportation continues to be manifested in improved sound systems, navigation systems, and other powered features that increase demand on the vehicle’s power infrastructure. Approximately 6-8% of a vehicle’s fuel is used to power its electrical system. Greater efficiency from an alternator would provide more power while producing less drag on the engine. We are developing designs to offer value in high output alternators and ISAs for the growing mild-hybrid market. Cost, reliability, amperage output at idle speed and amperage output at run speed are common technical differentiators in the alternator market. The SymetronTM technologies offer the possibility of smaller, less expensive alternators operating at higher efficiency across the relevant revolutions per minute (“RPM”) range.

In the fourth quarter of 2006, we were awarded a firm fixed fee subcontract to design and develop working prototypes of a SymetronTM enhanced ISA for use by the U.S. Army in its fleet of over 50,000 HMMWV (“Humvee”) vehicles. The contract covers an 18-month period and is administered by ARINC, a world leader in transportation communications and systems engineering. Additional funding may be available upon successful completion of the contract.

The trend in the industrial vehicles market, which includes forklifts, utility vehicles and mobile equipment, is moving toward all electric vehicles in order to reduce emissions indoors and improve vehicle economy. In the electric forklift market, the inverter-driven AC induction motor has been established as a technology of choice due to its durability and operational economy. High torque, high efficiency AC induction technology may be well suited for this market. We believe that the SymetronTM motor and motor drive technologies can offer significant benefits in this traction drive application.

In medium and heavy-duty trucks (ranging from small delivery trucks to 18-wheel diesel trucks), new government regulations, particularly in the United States and Europe, are driving companies to invest heavily in research and development with the goal of developing more environmentally friendly electrically-driven equipment. Sales growth, particularly in the United States in recent years, has been driven by new engines created to meet emissions regulations. For fleet owners, fuel represents a large and growing percentage of overall expenses. In addition to alternators and ISAs mentioned above, we are developing a P-100 drive motor for potential integration into full electric vehicle propulsion systems, including full hybrid automotive vehicles.

Hybrid electric vehicles and plug-in electric vehicles are increasing in popularity in the United States primarily because many consumers are purchasing more fuel-efficient vehicles to offset the cost of gasoline. We believe that SymetronTM AC induction motor technologies can help to provide a solution in this market that includes a low cost, high-mileage offering through a dual mode Plug-In Hybrid Electric Vehicle (“PHEV”). We are a founding member of the Plug-In Hybrid Development Consortium, which seeks to shorten the development cycle for new hybrid automobile offerings, thereby accelerating the commercialization of dual mode PHEV technology.

HVAC is one of the largest end-uses of AC electric motors and variable frequency drives. Commercial HVAC motors are variable-speed electric motors that could benefit from an increase in efficiency using our technologies. Competition in the HVAC industry centers on price and efficiency. Our FlexModTM technology may afford the opportunity to offer efficiency increases to existing motors in this industry. We received a United States Department of Energy grant to test our FlexModTM technology. Advance Energy administered the testing. We completed the modeling, testing and report-writing requirements outlined in the grant in the third quarter of 2006. Results from the testing indicate that using the Symetron FlexModTM technology improves HVAC efficiencies over current existing motors by up to ten percent.

Power Systems

In 2005, we began to implement our strategy to acquire heat-transfer technology for use in geothermal electric power generation, specifically, advanced binary cycle power generation technology, as well as geothermal resources. During the first quarter of 2006, we entered into a merger agreement in which we agreed to acquire Amp Resources, LLC, which owns technology for the geothermal and waste heat power generation markets. Amp Resources also owns certain geothermal assets in the western United States. On June 16, 2006, Amp Resources purported to terminate the merger agreement. On August 29, 2006, we filed suit against Amp Resources and related parties claiming breach of the merger agreement and related causes of action.

On September 2, 2006, we reached a settlement agreement with Amp Resources, wherein our newly formed subsidiary, Raser Power Systems, LLC would receive a global license (excluding New Zealand, South Africa, Canada and Australia) for certain key heat transfer technologies for use in such applications as geothermal power generation, waste heat recovery and bottom-cycling applications. We guaranteed the subsidiary’s payment of accurate royalties when incurred under the new license and we agreed not to compete for 12 months with specified Amp Resources relationships involving the licensed technology. In addition, Amp Resources entered into a new promissory note, pursuant to which Amp Resources agreed to repay its existing $5.5 million debt plus accrued interest on March 1, 2007 or earlier upon the occurrence of specified events. Both parties agreed to grant mutual waivers and general releases of claims related to the acquisition agreement, and to terminate the merger agreement. We also dismissed the lawsuit with prejudice as part of the settlement. Subsequently, both parties agreed to extend the due date of the promissory note from March 1, 2007 to March 22, 2007.

Key members of our management team and certain members of our board of directors have substantial experience in the development and operations of power projects. Our short- and long-term growth strategy in our Power Systems segment is to leverage this base of knowledge and experience to develop geothermal power projects where renewable, electric power is needed. We believe the current tax laws and government regulations promoting the development of renewable energy sources provide an attractive environment to enter into the geothermal power generation market. Using advanced binary cycle technology, our three general areas of focus include geothermal power generation, bottom cycling of power plant waste heat, and bottom cycling of industrial waste heat.

Geothermal power is generated using underground steam or hot water wells drilled into the earth. The steam or hot water is used to drive a turbine, which powers an electric generator. Using newer, binary cycle technology, geothermal electricity can be generated from heat sources of relatively moderate temperatures, between 200 and 360 degrees F. The ability to use cooler temperatures to generate power has opened new sources of geothermal heat that were previously unusable for power generation. It also allows for bottom cycling applications. Bottom cycling is the ability to recover excess waste heat expelled by traditional coal-fired, gas and nuclear power plants and other industrial heat sources to generate additional electricity. In addition, bottom cycling of industrial waste heat is also possible for such locations as steel and iron plants, incineration plants, refineries, diesel plants, smelter, and rolling mills.

We recognize that geothermal power generation, including exploration, drilling, power plant construction and operation, is a capital intensive proposition. We intend to develop relationships with several strategic alliance partners to help provide the necessary capital to fund the development of geothermal power plants. We believe that with the tax incentives available to such projects and the favorable economic environment for renewable energy, it will be possible to develop geothermal projects that are economically feasible. We have been successful in leasing some properties in central Nevada with potential geothermal resources, where we intend to develop binary heat recovery power plants in conjunction with strategic alliance partners.

Suppliers and Key Relationships

Customer Relationships

In our transportation and industrial technologies segment, we plan to license our technologies to electric motor and variable-speed drive manufacturers, automobile suppliers, the military, governments, and other systems integrators. In addition to charging license fees for disclosure and use of the technologies, we anticipate receiving royalty payments for each device produced.

In our power systems segment, our primary customers are the public and private utilities located in the general region of our power plants. We plan to enter into standard, long-term power purchase agreements with these utilities. We also expect to derive significant revenue from license, royalty, management and other fees generated from each of our power projects. We plan to enter into agreements with strategic alliance partners in which these partners acquire a majority share of their respect projects. These projects will be responsible for all expenses of the project, including the fees to be paid to Raser.

Competition

The transportation and industrial markets in which our potential customers compete are intensely competitive. In general, the competitive factors for these markets are efficiency, power density, peak torque, costs of production, reliability and expected warranty costs. As the market for high performance electromagnetic machines and their power electronic drives or controllers grows, we believe that companies involved in developing electromagnetic machine and power electronic drive technology in manufacturing motors, generators and drives will increase their efforts to develop products with features and functions that compete with the SymetronTM technologies. We are unable to anticipate which companies are likely to offer products or technologies in the future that will compete with the technologies we provide.

The demand for renewable energy in the U.S. is substantial and continues to increase. In this environment where demand outstrips supply, the competition among green energy producers is less intense than in our other businesses. However, we are unable to anticipate how long the current environment will be sustained. In general the competitive factors for this market are heat sources properties, technologies, geographical locations of power plants, access to prime market and transmission infrastructures, and favorable regulatory and tax environments for renewable energy.

In addition, some competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than Raser, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some competitors could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their research and development efforts. New technologies and the continued enhancement of existing technologies also may increase competitive pressures in the future.

Research and Development

We are engaged in an ongoing process of researching, developing and demonstrating new applications for core technology innovations. These include the periodic introduction of new motor and generator-related technologies, application of applicable technologies to manufacturers’ test applications, testing and performance evaluations of these technologies and participation in design and engineering of related original equipment manufacturers (“OEM”) projects.

We devoted considerable effort throughout 2006 to further develop various technologies and to internally test, refine, characterize and further verify the technologies. Characterization of the technology is the process by which the performance levels that can be achieved over a range of likely operating conditions are determined. This data provides a performance description that is useful to the customer in understanding the capabilities of the motor without revealing the intellectual property underlying the improved performance levels. We anticipate that the data and experience gained through this base-lining activity should result in an improved description of SymetronTM performance benefits, and consequently, an enhanced value proposition for potential customers.

Our research and development costs for the years ended December 31, 2006, 2005, and 2004 totaled $3,893,540, $2,062,050 and $1,634,541, respectively. Future research and development expenditures are anticipated in order to develop additional SymetronTM technologies primarily relating to alternators, ISAs, line-driven motors, hybrid and plug-in electric vehicles. Research and development costs, relating to development of potential technologies, are expected to increase over time as milestones in the development process are achieved.

Intellectual Property

Our patented and patent pending technologies and related intellectual property are critical to our success. We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect proprietary rights. Applications for patent protection for key technologies are made on a global basis. We require technical personnel to sign confidentiality agreements that contractually obligate them to assign new intellectual property to us. Legal expertise has been engaged to help process applications to protect our intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, others may independently develop substantially similar intellectual property.

The U.S. Patent and Trademark Office has issued six patents to us for resonant motors (U.S. Patent No’s. 6,847,186 and 7,034,498); electromagnetic motors (U.S. Patent No. 7,034,499); motor controllers (U.S. Patent No. 7,026,785); pancake motors (U.S. Patent No. 7,116,029); and hydrodynamic slip rings (U.S. Patent No. 7,019,431). We have received a notice of allowance and have paid the issue fee in each of four additional applications. In addition to these four, we have eight U.S. and five international patent applications which further define and develop the concepts of the core SymetronTM technologies.

We have licensed our heat transfer technology license from a third party licensor. The license gives us certain rights to certain patented technologies. Five U.S. patents have been issued to the licensor, and one is pending, protecting these technologies. We believe that the license will be primarily used within the United States and the patents are sufficient to protect the proprietary nature of the technologies covered by our license.

Government Regulation

The initial progress of commercializing our technologies in the hybrid-electric vehicle and plug-in electric vehicle markets may be somewhat dependent on government regulations. The Energy Policy Act of 2005 contains numerous provisions that could affect the pace at which hybrid-electric technology is adopted by the automobile industry. The bill did not raise the Corporate Average Fuel Economy (“CAFE”) standards that were established in 1975; raising the standards would have provided an incentive for manufacturers to sell more units of cars with higher fuel economy performance, such as hybrid-electric vehicles. The bill also extended incentives for alternate fuel vehicles that could be considered competitors to hybrid-electric vehicles. The bill did continue a program of credits for purchasers of hybrid-electric vehicles and provided direct funding for research to advance the commercialization of hybrid and plug-in flexible fuel vehicles.

In addition, new government initiatives such as the “Freedom Car” and 21st Century Truck could play a significant role in accelerating the adoption of the applicable technologies in the automotive and other related transportation industries. The Freedom Car initiative is a public-private partnership, geared towards developing hydrogen fueled vehicles of the future, which will focus on the research needed to develop technologies such as fuel cells and hydrogen from domestic renewable sources. The 21st Century Truck program will support the development and implementation of commercially viable technologies that will dramatically cut fuel use and emissions of commercial trucks and buses while enhancing their safety and affordability while maintaining or enhancing performance. The underlying trend in these programs is to migrate away from fossil fuels, and toward renewable energy sources. Hybrid electric drives are likely beneficiaries of this trend.

The United States Department of Energy (“DOE”) is directed by the Energy Policy and Conservation Act to consider establishing minimum efficiency standards for various consumer products, including central air conditioners and central air conditioning heat pumps. In 2004, DOE amended the minimum efficiency standards for new central air conditioners and heat pumps that had been in effect for almost ten years. These standards went into effect on January 23, 2006, raising the Seasonal Energy Efficiency Ratio (“SEER”) for residential air conditioners to 13 and increasing the Heating Seasonal Performance Factor (“HSPF”) for central air conditioning heat pumps to 7.7. Both standards apply to products manufactured for sale in the United States after January 23, 2006. The standard for split-system air conditioners, the most common type of residential air conditioning equipment, represents a 30 percent improvement in energy efficiency. For split-system heat pumps, the new standard would represent a 30 percent improvement in energy efficiency. For split-system heat pumps, the new standard would represent a 30 percent improvement in cooling efficiency and a 13 percent improvement in heating efficiency. The standard will also increase the cooling efficiency of single-package air conditioners and single-package heat pumps by 34 percent and the heating efficiency of single-package heat pumps by 17 percent.

All 50 states and the District of Columbia offer some form of regulation or financial incentive related to the increased use of renewable energy. Among the most wide-reaching regulations is the establishment of Renewable Portfolio Standards, which mandate a standard minimum level of renewable energy in each state’s energy sources. Eligible sources of renewable energy vary by state, but generally include: geothermal, biomass, solar, thermal, photovoltaic (“PV”), wind, fuel cells using renewable fuels, small hydropower of 30 megawatts or less, digester gas, landfill gas, ocean wave, ocean thermal and tidal current. Starting in 2003, California began increasing their RPS by 2 percent each year to reach 20 percent by 2010 and 33 percent by the end of 2020. California already has the most aggressive RPS in the country.

The following is a summary overview of the electric utility industry and applicable federal and state regulations, and should not be considered a full statement of the law or all issues pertaining thereto.

We are subject to both federal and state regulation with respect to the production, sale and distribution of electricity. Federal legislation includes the Federal Power Act (“FPA”), as well as the Public Utility Regulatory Policies Act of 1978 (“PURPA”) and the Energy Policy Act of 2005 (“EPACT 2005 “), which among other things repealed the Public Utility Holding Company Act of 1935 and enacted the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). Our current electric generation projects are planned to be developed as “qualifying facilities” (“QFs”) under regulations of the Federal Energy Regulatory Commission (“FERC”) adopted pursuant to PURPA. PURPA encourages the development of alternative energy sources such as geothermal, wind, biomass, solar and cogeneration.

PUHCA

Although EPACT 2005 repealed the Public Utility Holding Company Act of 1935, PUCHA 2005 has granted state regulators and the FERC broad access to books and records of non-exempt project companies, and provided for FERC review of the allocation of costs for non-power goods or services between regulated and unregulated affiliates of such companies. Geothermal project companies can obtain exemption from these requirements by obtaining status as a QF under PURPA.

PURPA

PURPA provides certain benefits described below, if a project is a QF. There are two types of QFs: cogeneration facilities and small power production facilities. A small power production facility is a QF if (i) the facility does not exceed 80 megawatts, (ii) the primary energy source of the facility is biomass, waste, renewable resources, or any combination thereof, and 75% of the total energy input of the facility is from these sources; and (iii) the facility has filed with FERC a notice of self-certification of qualifying status, or has filed with FERC an application for FERC certification of qualifying status, that has been granted.

PURPA exempts QFs from most provisions of the FPA and state laws relating to the financial, organization and rate regulation of electric utilities. In addition, FERC’s regulations promulgated under PURPA require that electric utilities purchase electricity generated by QFs at a rate based on the purchasing utility’s incremental cost of purchasing or producing energy (also known as “avoided cost”).

Pursuant to EPACT 2005, FERC last year issued a final rule that will subject QFs to FERC rate regulation for sales of energy or capacity unless such sales are either (i) from QFs 20 MW or smaller in size; (ii) pursuant to a contract executed on or before March 17, 2006; or (iii) pursuant to a state regulatory authority’s implementation of section 210 of PURPA. The practical effect of this final rule is to require QFs that are larger than 20 MW in size that seek to engage in non-PURPA sales of power (i.e. power that is sold in a manner that is not pursuant to state implementation of PURPA) to obtain market-based rate authority from FERC for these non-PURPA sales.

EPACT 2005 also allows FERC to terminate a utility’s PURPA obligation to purchase energy from a QF upon a finding that the QF has nondiscriminatory access to either (i) independently administered, auction-based day ahead and real time wholesale markets for electric energy and wholesale markets for long-term sales of capacity and electric energy; (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity and energy, including long and short term sales to buyers other that the utility to which the QF is interconnected; or (iii) wholesale markets for the sale of capacity and energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC has recently adopted a rule to implement these provisions of the EPACT 2005. This rule establishes a rebuttable presumption that a QF does have nondiscriminatory access to the relevant wholesale markets and that the utility will have no mandatory obligation if the following conditions are present: (i) the QF is larger than 20 MW, (ii) any of the three competitive markets described above are present, and (iii) the utility has filed an open access transmission tariff pursuant to FERC’s open access regulations. The rule also creates a rebuttable presumption that for QFs larger than 20 MW, if the utility is a member of any of four regional transmission organizations or independent system operators (Midwest ISO, PJM, ISO-NE, NYISO) or ERCOT, the QF does have nondiscriminatory access to the relevant wholesale market. The utility in those areas thus will be eligible for relief from the mandatory obligation. While the rule creates a rebuttable presumption regarding nondiscriminatory access across all markets where there is a filed open access transmission tariff (or reciprocity tariff of a non-jurisdictional utility), the rule does not find that any markets meet the statutory criteria at this time, other than the four listed RTO/ISOs and ERCOT. Further, the rule provides a procedure for utilities to file to obtain relief from the mandatory purchase obligation on a service territory-wide basis, and establishes procedures for affected QFs to seek reinstatement of the purchase obligation. The proposed rule also creates a rebuttable presumption that a QF with a net capacity no greater than 20 MW does not have nondiscriminatory access to wholesale market, and the mandatory purchase obligation remains. The proposed rule also protects a QF’s rights under any contract or obligation for the sale of energy in effect or pending approval before the appropriate state regulatory authority or non-regulated electric utility on or before August 8, 2005.

Prior to EPACT 2005, electric utilities or electric utility holding companies could not own more than a 50% equity interest in a QF. EPACT 2005 eliminates the restriction on utility ownership of a QF.

We expect that all the currently planned projects will meet all of the criteria required for QFs under PURPA. However, it is possible that the utilities that purchase power from the projects could successfully obtain an elimination of the mandatory-purchase obligation in their service territories.

FPA

Pursuant to the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. QFs are generally exempt from the FPA. If any of the projects were to lose its QF status, such project could also become subject to the full scope of the FPA and applicable state regulations. The application of the FPA and other applicable state regulations to the projects could require operations to comply with an increasingly complex regulatory regime that may be costly and greatly reduce operational flexibility. Even if a project does not lose QF status, pursuant to a final rule issued by FERC pursuant to EPACT 2005, the project will become subject to rate regulation under the FPA unless it is 20 MW or smaller, or has a sales contract executed on or before March 17, 2006 or made pursuant to a state regulatory authority’s implementation of section 210 of PURPA.

If a project was to become subject to FERC’s ratemaking jurisdiction under the FPA as a result of loss of QF status and the power purchase agreement remains in effect, the FERC may determine that the rates currently set forth in the power purchase agreement are not appropriate and may set rates that are lower than the rates currently charged. In addition, the FERC may require that the project refund amounts previously paid by the relevant power purchaser to such project. Such events would likely result in a decrease in future revenues or in an obligation to disgorge revenues previously received from the project, either of which would have an adverse effect on revenues.

State Regulations

QFs that make only wholesale sales of electricity are not subject to rate, financial and organizational regulations applicable to electric utilities in those states. Our projects will likely sell their electrical output under power purchase agreements to electric utilities. We expect the power purchase agreements with those utilities (except certain utilities such as municipalities that are not regulated by state utility commissions) will be submitted by the utilities for approval by their respective state public utility commissions

While geothermal power generation operations produce electricity without emissions of certain pollutants such as nitrogen oxide, and with far lower emissions of other pollutants such as carbon dioxide, some projects may emit air pollutants in quantities that are subject to regulation under applicable environmental air pollution laws. Such operations typically require air permits. Especially critical to geothermal operations are those permits and standards applicable to the construction and operation of geothermal wells and brine reinjection wells. In the United States, injection wells are regulated under the federal Safe Drinking Water Act Underground Injection Control, which we refer to as UIC, program. Injection wells typically fall into UIC Class V, one of the least regulated categories, because fluids are reinjected to enhance utilization of the geothermal resource. Geothermal plants are required to comply with numerous federal, regional, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for their operation.

Geothermal operations can produce significant quantities of brine and scale, which builds up on metal surfaces in equipment with which the brine comes into contact. These waste materials, most of which are re-injected into the subsurface, can contain various concentrations of hazardous materials, including arsenic, lead, and naturally occurring radioactive materials. As a result, projects will be subject to numerous domestic and foreign federal, state and local statutory and regulatory standards relating to the use, storage, fugitive emissions and disposal of hazardous substances. The cost of any remediation activities in connection with a spill or other release of such contaminants could be significant.

Employees

As of December 31, 2006, we had 29 full-time employees, including 18 in the engineering departments and 11 in the sales, marketing and administrative departments. Currently, there are no employees under a collective bargaining agreement. We consider our employee relationships to be positive.

Additional Information

Our internet address is www.rasertech.com . We make available free of charge on or through the Internet website the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549.

ITEM 1A.	Risk Factors

The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this report. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occur, our business, financial condition or operating results could be harmed substantially.

We have limited operating experience and revenue, are not currently profitable, expect to continue to incur net losses for the foreseeable future, and may never achieve or maintain profitability. We are likely to need to raise additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or, potentially be unable to continue as a going concern.

We are a technology licensing company with a limited operating history, and from our inception, we have earned limited revenue from operations. We have not yet commercially licensed our technologies. Our early stage of commercialization provides limited historical information upon which an investor can base an evaluation of our business and prospects, and we have limited insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the markets we seek to penetrate are very competitive and rapidly evolving. Our business and prospects must be evaluated in light of the risks, expenses, challenges and uncertainty that we face as an early stage company seeking to develop new technology and products in a competitive and rapidly evolving market.

Since our inception, we have incurred significant net losses, including a net loss of approximately $18.5 million for the year ended December 31, 2006. As a result of ongoing operating losses, we had an accumulated deficit and deficit after re-entry into development stage of approximately $35.5 million on cumulative revenues of approximately $484,000 as of December 31, 2006. Our losses have resulted primarily from the extensive research and development and general and administrative expenses associated with our operations. We expect to incur additional losses for at least the next few quarters. We may be unable to successfully develop new technology or products, and any technology or any products we develop may not be commercially viable. We expect to incur substantial additional operating losses as a result of increases in expenses for research and product development, and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We are likely to need additional funding for our operations and funding may not be available to us on commercially reasonable terms, or at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

•

develop commercially viable technology by designing and engineering the SymetronTM motor, controller, alternator, integrated starter alternator and generator technologies for license on a commercial scale;

•	convince our potential customers of the benefits of our technology or products;

•

establish relationships with motor and power generator manufacturers, automobile manufacturers, producers or consumers of electricity and other forms of power, the military, government, and other systems integrators for the license or sale of our technology or products, if any;

•	develop a successful marketing plan relating to the monetization of tax attributes relating to geothermal power production;

•	identify and secure productive geothermal sites that will produce energy using licensed geothermal heat transfer technology;

•	manage construction, drilling and operating costs relating to geothermal power production;

•	avoid infringing and successfully defend any allegations of infringing the intellectual property rights of others;

•	defend our intellectual property from infringement by others;

•	comply with applicable governmental regulations; and

•	hire, train and retain qualified personnel.

As reflected in the accompanying financial statements, as of December 31, 2006, we had cash and cash equivalents on hand of $3.4 million and a promissory note receivable, including accrued interest (due on March 1, 2007), totaling $6.0 million. Cash used in operations was approximately $7.9 million in the twelve months ended December 31, 2006.

If we are unable to generate revenue or raise additional capital when needed, we will be forced to reduce expenditures to continue as a going concern. Raising additional capital could have a dilutive effect on or otherwise affect existing shareholders, as described in more detail below. Reduction of expenditures could have a negative impact on our business as it may reduce research and development of our products, sales and marketing activities, and other areas that we believe are essential to our ultimate success.

The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the successful commercial licensing of our technologies. Given our current business strategy, regardless of whether the timing of our development and commercialization of licensing our technologies is favorable, we may need to raise additional capital to further develop and market our SymetronTM technology, to develop our power projects, and to continue operations.

If we raise additional capital through the issuance of equity or securities convertible into equity, our shareholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. For example, in September 2004 we issued Series B Convertible preferred stock which included a 7% dividend and anti-dilution protection to account for certain future dilutive issuances, if any. In addition, in April 2005, we issued Series C Convertible preferred stock which included anti-dilution protection to account for certain future dilutive issuances, if any. If we raise additional capital by incurring indebtedness, it could constrict our liquidity, result in substantial cash outflows, and adversely affect our financial health and ability to obtain financing in the future. Any such debt would likely contain restrictive covenants that may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to us for other purposes and could make us more vulnerable to industry downturns and competitive pressures. Any failure by us to satisfy our obligations with respect to these potential debt obligations would likely constitute a default under such credit facilities.

Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain financing with acceptable terms, and to implement our business plan to increase revenues, we may be unable to successfully support our business requirements and continue as a going concern.

Our business may be materially adversely affected if we are unable to successfully utilize the heat-transfer technology license obtained pursuant to our settlement with Amp Resources, or from other licensors.

In connection with the settlement of a lawsuit we filed against Amp Resources, our subsidiary received a global license (excluding New Zealand, South Africa, Canada and Australia) for certain of Amp Resource’s heat transfer technologies including geothermal, waste heat recovery and bottom-cycling applications. We intend to use this license in connection with the development of geothermal power projects.

Our ability to successfully utilize heat transfer technology to enter into and compete in the geothermal and waste heat recovery electrical power production market will depend on many factors and is subject to various risks, including but not limited to:

•	the future growth of the geothermal and waste heat recovery electrical power production market;

•	the economic and competitive environment of the geothermal and waste heat recovery area and the overall power generation industry;

•

our ability to obtain strategic partners in the geothermal and waste heat area, including financial partners who would provide funding for development activities using the licensed technology, and operational partners who would implement the licensed technology at geothermal and waste heat power plants; to date, we have not secured any such partners;

•	the level and quality of opportunities to develop power generation;

•	the value of the patents underlying the geothermal heat transfer technology license obtained from Amp Resources, of which we can provide no assurance;

•	the possibility that disputes between Amp Resources and any third-party licensee or licensor of the technology could affect the value of our license from Amp Resources;

•	our ability to raise sufficient capital to fund our operations and planned growth, including in the geothermal and waste heat power generation area; and

•	the possibility that restrictions imposed by the Amp Resources arrangement will impede us from fully utilizing the licensed technology.

If we are unable to successfully utilize our heat-transfer technology and we are able to acquire a license for comparable technology, it could harm our business, prospects, financial condition and results of operation.

We may be unable to successfully license our intellectual property. If we cannot successfully license our intellectual property, it could impair our ability to generate revenues.

Our current long-term business strategy for our transportation and industrial businesses is based almost entirely upon the licensing of our SymetronTM technology to electric motor, controller, alternator and generator manufacturers, suppliers and system integrators. We expect the sales cycle with respect to the license of our technology to be lengthy and there can be no assurance that we will achieve license sales in the time frames that we expect. If we are unable to successfully license our intellectual property or technology to these businesses or others, we will be unable to generate revenues under our current business model, and we may be unable to continue operating or would be required to develop a new long-term business strategy.

We are currently focusing on commercializing our technologies in the transportation and industrial markets. We cannot predict the rate at which market acceptance of our technologies will develop in these markets, if at all. Additionally, we may focus our product commercialization activities on a particular industry or industries, which may not develop as rapidly as other industries, if at all. The commercialization of our products or the licensing of our intellectual property in an industry or industries that are not developing as rapidly as other industries could harm our business, prospects, financial condition and results of operations.

We may enter into strategic transactions that result in significant cost and expense, but do not produce additional revenues.

Our success depends on our ability to execute our business strategy, including licensing our intellectual property to electric motor and controller manufacturers, suppliers and system integrators and developing geothermal electric power plants Executing our strategy may involve entering into strategic transactions. In executing these strategic transactions, we may expend significant financial and management resources and incur other significant costs and expenses. There is no assurance that the execution of any strategic transactions will result in additional revenues. Any failure to enter into strategic transactions that lead to additional revenues could harm our business, prospects, financial condition and results of operations.

We may pursue strategic acquisitions that could have an adverse impact on our business

We may pursue the acquisition of new or complementary businesses or technologies. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate acquisitions, personnel or products that we may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. Furthermore, acquisitions of new or complementary businesses or technologies could also result in changes to our business or operating model, which may be difficult to execute. In addition, any acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of deferred stock-based compensation.

We may issue company stock as consideration for acquisitions, joint ventures or other strategic transactions, and the use of common stock as purchase consideration will dilute each of our current stockholder’s interest. In addition, we may obtain debt financing in connection with an acquisition. Any such debt financing could involve restrictive covenants relating to capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. In addition, such debt financing may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to us for other purposes and could make us more vulnerable to industry downturns and competitive pressures.

We may be unable to successfully obtain research and development funding opportunities from military and government programs.

A substantial portion of our revenue to date has come from two government sponsored development contracts. Our Small Business Innovative Research (“SBIR”) grant was concluded in the third quarter of 2005 resulting in approximately $70,000 of revenue in 2005. Our FLEXMODTM technology packaging contract with Advanced Energy, funded by the Department of Energy, through the State Technologies Advancement Collaborative (STAC), was completed in the third quarter of 2006 and provided approximately $315,000 in revenue throughout 2005 and 2006. Our SymetronTM enhanced ISA subcontract with ARINC, funded by the U.S. Army, resulted in revenue totaling $44,717 during 2006.

Our near-term strategy for our transportation and industrial technology segment includes research and development funding opportunities from military and government programs. If we cannot successfully obtain research and development funding from military and government programs, or meet deadlines imposed under those programs, we may have less funding which could make it more difficult to sustain our long-term licensing strategy, our stock price could decline and we may be unable to continue operating or would be required to develop a new near-term business strategy.

The market price for our common stock has experienced significant price and volume volatility in recent periods and is likely to continue to experience significant volatility in the future. Such volatility may cause investors to experience dramatic declines in our stock price from time to time, may impair our ability to raise additional capital and may otherwise harm our business.

The closing price of our common stock has fluctuated from a low of $3.60 per share to a high of $22.51 per share during the year ended December 31, 2006. Our stock price has in the past and is likely in the future to experience significant volatility as a result of numerous factors, many of which are outside of our control, including, but not limited to the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	changes in market perception of our potential earnings, prospects or value;

•	actual or perceived developments in our business or in the markets we seek to penetrate;

•	fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the degree of market acceptance of our technology and our ability to license such technology at rates favorable to us;

•	the loss of key personnel;

•	the high costs associated with transfer and relocation of new personnel;

•	our sale of common stock or other securities in the future;

•	additional dilution that could result from adopted employee compensation plans of acquired companies;

•	public announcements regarding material developments in our business, including acquisitions or other strategic transactions;

•	public announcements regarding material transactions or other developments involving our strategic partners, customers or competitors that are perceived by the market to affect our business prospects;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	changes in law

•	drilling conditions incurred

•	trading patterns of holders of our common stock;

•	the trading volume of our common stock;

•	short-selling and similar activities with respect to our common stock; and

•	disruption in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

Moreover, the volatility in our stock price has been exacerbated by relatively limited trading volume, which can cause significant price movements in our stock price to result from even modest volumes of trading activity. As such, our stock price could continue to be volatile and the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in the market price of a company’s securities, a company can face increased risk that securities litigation or governmental investigations or enforcement proceedings may be instituted against it. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

If we fail to comply with NYSE Arca listing standards and maintain our listing on NYSE Arca, our business could be materially harmed and our stock price could decline.

In October of 2005 we received approval to list shares of our common stock on ArcaEx and on November 3, 2005, shares of our common stock began trading on ArcaEx (now NYSE Arca). Pursuant to the Sarbanes-Oxley Act of 2002, national securities exchanges, including NYSE Arca, have adopted more stringent listing requirements. Although we have been approved to list shares of common stock on NYSE Arca, we may not be able to maintain our compliance with all of the listing standards of the NYSE Group, or that we will be able to maintain our listing with NYSE Arca as a member of the NYSE Group. Any failure by us to maintain our listing on NYSE Arca could materially harm our business, cause our stock price to decline, and make it more difficult for you to sell your shares.

If we are unable to effectively and efficiently maintain our controls and procedures to avoid deficiencies, there could be a material adverse effect on our operations or financial results.

As a publicly-traded company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. Our management is required to evaluate the effectiveness of our internal control over financial reporting as of each year end, and we are required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any “material weakness” (within the meaning of Public Company Accounting oversight Board (“PCAOB”) Auditing Standard No. 2) in our internal control over financial reporting. On an on-going basis, we are reviewing, documenting and testing our internal control procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required.

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

The deficiencies were detected in the audit process were appropriately documented and disclosed in our annual report on Form 10-KSB for 2004. We took several steps during 2005 to remedy, and subsequently in 2005 and 2006 to improve, our disclosure controls and our internal controls over financial reporting, however we cannot assure you that the revised controls and procedures will be effective in remedying all of the identified deficiencies. If we fail to adequately address any deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, any deficiencies could prevent us from releasing our financial information and periodic reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to our consolidated financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain adequate internal controls over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also subject us to a risk of delisting by a national exchange and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

On September 13, 2006, our Audit Committee approved the selection of Hein & Associates LLP, to act as our independent registered public accounting firm for the fiscal year ending December 31, 2006. At the same time, our Audit Committee approved the dismissal of Tanner LC effective as of September 13, 2006. The Audit Committee’s decision to retain Hein & Associates, LLP was precipitated by Tanner LC’s recommendation that we engage an accounting firm with expertise in the power generation industry. Based on discussions with Hein & Associates LLP and related inquiries regarding Hein & Associates LLP’s work with existing clients, our Audit Committee believes that Hein & Associates LLP has such expertise. Hein & Associates LLP conducted their first audit of our financial statements for the year ended December 31, 2006, and did not identify any material weaknesses in our system of internal control over financial reporting in connection with such audit. However, in subsequent audits, it is possible that they may identify material weaknesses of our system of internal control over financial reporting that would be reported accordingly.

Our major shareholder and Executive Chairman of the Board of Directors, Kraig T. Higginson, has, in the past, used his personal ownership of shares in the Company to benefit the Company without compensation.

Mr. Higginson has in the past provided some of his beneficially owned shares to our employees in lieu of direct employment arrangements between us and the employee. He also pledged his personal holdings in a Share Contribution Agreement in connection with our Series C Preferred Stock offering in April 2005. Mr. Higginson is under no obligation to pledge his personal ownership position for our benefit in the future. The cessation of his actions to support our initiatives with his personal holdings or the perception that this cessation could occur might have a negative effect on our financial performance and consequently on the trading price of our common stock.

We are deploying new technology and, to date, we have not yet commercially licensed our technologies and we may not be able to successfully develop other technologies.

Our SymetronTM technologies are new and commercially unproven. We are still in the early stages of commercializing our technology in transportation, industrial and power generation applications. While we have completed some laboratory testing, our technologies have not yet been durability tested for long-term applications. We can provide no assurance that our technologies will prove suitable for our target business segments. Our potential product applications require significant and lengthy product development efforts, and to date, we have not developed any commercially available products. During our product development process, we may experience technological issues that we may be unable to overcome. Because of these uncertainties, none of our potential technology may be commercially licensed. If we are not able to successfully license our technology, we will be unable to generate revenue or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our technology to obtain licensing revenue and achieve profitability.

Although our technology may be proven viable, we may not successfully develop licensing arrangements with potential customers on a timely basis, if at all. Furthermore, it may be years before our technology is proven viable, if at all, and even longer before we have licensing arrangements in place. Superior competitive technologies may be introduced or potential customer needs may change resulting in our technology or products being unsuitable for commercialization. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new technology into the marketplace that we are able to successfully commercialize. We may need to incur additional expense to add to our sales force, engage sales agents or incur other selling expenses to license our technologies or sell our products. If we are unable to achieve commercial acceptance of our technology at a reasonable cost, our business will be materially and adversely affected. In addition, although our potential technology achieves commercial acceptance, the size of the potential markets for our technology may prove to be insufficient to permit us to generate significant revenue or achieve profitability.

Technological advances in our industry could render our technology and products obsolete, which would harm our business.

Our failure to further refine our technology and develop and introduce new products could cause our technology to become obsolete, which would harm our business. The industries in which we operate are rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the industry and to effectively compete in the future. Our development efforts may be rendered obsolete by the technological advances of others and other technologies may prove more advantageous than our technology, including advances developed internally by our potential customers and partners.

We face competition from companies in multiple industries, as well as from the internal efforts of potential partners and, if we fail to compete effectively, our business will suffer.

The markets for electric motors, alternators, ISAs and motor controllers are intensely competitive. We believe our potential technology will face significant competition from existing manufacturers, including motor, controller, alternator, and transportation vehicle companies. We may also face significant competition from our future partners. If our potential partners improve or develop technology that competes directly with our technology, our business will be harmed. We also face numerous challenges associated with overcoming the following:

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

23

•

Our potential partners may have better access to information regarding their own manufacturing processes, which may enable them to develop products that can be more easily incorporated into the partners’ products.

We rely on key personnel and the loss of key personnel or the inability to attract, train, and retain key personnel could have a negative effect on our business.

We believe our future success will depend to a significant extent on the continued service of our executive officers and other key personnel. Of particular importance to our continued operations are our executive management and technical staff. We do not have key person life insurance for any of our executive officers, technical staff or other employees. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Since December 31, 2005, four officers have resigned; the former President, the former Vice President of Marketing, the former Vice President, General Counsel and Secretary, and the former Chief Financial Officer. As of March 2007, we have filled the President and Chief Financial Officer positions.

Our future success also depends on our ability to attract, train, retain and motivate highly skilled technical and sales personnel. Since our Company has limited resources to attract qualified personnel, we may not be successful in recruiting, training, and retaining personnel in the future, which would impair our ability to maintain and grow our business.

Our limited cash resources have in the past required us to rely heavily on equity compensation to hire and retain key personnel, and we expect this to continue in the future, which may result in significant non-cash compensation expenses and dilution to our shareholders.

We may be unable to realize our strategy of utilizing the tax and other incentives available for developing geothermal power projects to attract strategic alliance partners, which may adversely affect our ability to complete these projects.

A significant part of our business strategy is to utilize the tax and other incentives available to developers of geothermal power generating plants to attract strategic alliance partners with the capital sufficient to complete these projects. Many of the incentives available for these projects are new and highly complex. There can be no assurance that we will be successful in structuring agreements that are attractive to potential strategic alliance partners. If we are unable to do so, we may be unable to complete the development of our geothermal power projects and our business could be harmed.

We rely on our intellectual property rights, and any inability to protect these rights could impair our competitive advantage, divert management attention, require additional development time and resources or cause us to incur substantial expense to enforce our rights, which could harm our ability to compete and generate revenue.

Our success is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on most of our key technologies. We cannot be certain that our 13 pending patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patent applications that we may file for our current and future technologies may not be issued. We have also applied for registration of trademarks which may never be granted registration.

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

Policing unauthorized use of our technology may be difficult and some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention resulting in significant harm to our business.

If third parties assert that our technologies or products infringe their intellectual property rights, our reputation and ability to license our technology or sell any products could be harmed. In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.

We may be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in our industry grows, and the functionality of products in different industry segments overlaps. If third parties assert that our current or future products infringe their proprietary rights, there could be costs and damages associated with these claims, whether the claims have merit or not, which could significantly harm our business. Any future claims could harm our relationships with any existing customers and may deter future customers from licensing our products. In addition, in any potential dispute involving our intellectual property, our potential customers or distributors of our products could also become the target of litigation, which could trigger indemnification obligations in certain of our license and service agreements and harm our relationships with any such customers or distributors. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment or development delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

We could incur significant expenses if products built with our technology contain defects.

Products such as those built with our technology are subject to product liability lawsuits for any defects that they may contain. Detection of any significant defects may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. A material product liability claim could significantly harm our business, result in unexpected expenses and damage our reputation.

The markets for our technologies are heavily influenced by federal, state and local government regulations and policies.

The progress of our technologies may be dependent on government regulations and policies such as standards for Corporate Average Fuel Economy (“CAFE”), Renewable Portfolio Standards (“RPS”), the Clean Air Act and Section 45 of the Internal Revenue Code. Any delays in implementing, relaxing or extending these standards or policies, as the case may be, could have a negative impact on the demand for our products and services. Any new government regulations or policies pertaining to our technologies may result in significant additional expenses to us and our potential customers and could cause a significant reduction in demand for our products and technologies and thereby significantly harm our business.

Our exploration, development, and operation of geothermal energy resources is subject to geological risks and uncertainties, which may result in decreased performance, increased costs, or abandonment of our projects.

Our business involves the exploration, development and operation of geothermal energy resources. These activities are subject to uncertainties, which vary among different geothermal reservoirs and are in some respects similar to those typically associated with oil and gas exploration, development and exploitation, such as dry holes, uncontrolled releases of pressure and temperature decline, all of which can increase our operating costs and capital expenditures or reduce the efficiency of our power plants. In addition, the high temperature and high pressure in geothermal energy resources requires special reservoir management and monitoring. Because geothermal reservoirs are complex geological structures, we can only estimate their geographic area. The viability of geothermal projects depends on different factors directly related to the geothermal resource, such as the heat content (the relevant composition of temperature and pressure) of the geothermal reservoir, the useful life (commercially exploitable life) of the reservoir and operational factors relating to the extraction of geothermal fluids. Our geothermal energy projects may suffer an unexpected decline in the capacity of their respective geothermal wells and are exposed to a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired over time. In addition, we may fail to find commercially viable geothermal resources in the expected quantities and temperatures, which would adversely affect our development of geothermal power projects.

Another aspect of geothermal operations is the management and stabilization of subsurface impacts caused by fluid injection pressures. Pressure drawdown in the center of the well field may cause some localized ground subsidence, while pressure in the peripheral areas may cause localized ground inflation. Inflation and subsidence, if not controlled, can adversely affect farming operations and other infrastructure at or near the land surface.

Additionally, geothermally active areas are subject to frequent low-level seismic disturbances. Serious seismic disturbances are possible and could result in damage to equipment or degrade the quality of the geothermal resources to such an extent that we could not perform under the power purchase agreement for the affected project, which in turn could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow. If we suffer a serious seismic disturbance, our business interruption and property damage insurance may not be adequate to cover all losses sustained as a result thereof. In addition, insurance coverage may not continue to be available in the future in amounts adequate to insure against such seismic disturbances.

Our geothermal power production development activities may not be successful.

Our success in developing a particular geothermal project is contingent upon, among other things, locating a viable geothermal site, negotiation of satisfactory engineering, procurement and construction agreements and power purchase agreements, receipt of required governmental permits, obtaining interconnection rights, obtaining transmission service rights, obtaining adequate financing, and the timely implementation and satisfactory completion of construction. We may be unsuccessful in accomplishing any of these matters or doing so on a timely basis. Although we may attempt to minimize the financial risks attributable to the development of a project by securing a favorable power purchase agreement, obtaining all required governmental permits and approvals and arranging adequate financing prior to the commencement of construction, the development of a power project may require us to incur significant expenses for preliminary engineering, permitting and legal and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed.

We may be unable to obtain the financing we need to pursue our growth strategy in the geothermal power production segment, which may adversely affect our ability to expand our operations.

When we identify a geothermal property that we may seek to acquire or to develop, a substantial capital investment will be required. Our continued access to capital, through project financing or through a partnership or other arrangements with acceptable terms is necessary for the success of our growth strategy. Our attempts to secure the necessary capital may not be successful or on favorable terms.

Market conditions and other factors may not permit future project and acquisition financings on terms favorable to us. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis, and the costs of such financing, are dependent on numerous factors, including general economic and capital market conditions, credit availability from banks, investor confidence, the continued success of current projects, the credit quality of the projects being financed, the political situation in the country or state in which the project is located and the continued existence of tax and securities laws which are conducive to raising capital. If we are not able to obtain financing for our projects on a substantially non-recourse or limited recourse basis, or if we are unable to secure capital through partnership or other arrangements, we may have to finance the projects using recourse capital such as direct equity investments which will have a dilutive effect on our common stock. Also, in the absence of favorable financing or other capital options, we may decide not to build new plants or acquire facilities from third parties. Any of these alternatives could have a material adverse effect on our growth prospects and financial condition.

Our financial performance in the geothermal power production business segment is subject to changes in the legal and regulatory environment affecting our future projects.

The future geothermal heat recovery projects that we hope to develop will be subject to extensive regulation and, therefore, changes in applicable laws or regulations, or interpretations of those laws and regulations, could result in increased compliance costs, the need for additional capital expenditures or the reduction of certain benefits currently available. The structure of federal and state energy regulation currently is, and may continue to be, subject to challenges, modifications, the imposition of additional regulatory requirements, and restructuring proposals. We may not be able to obtain all regulatory approvals that may be required in the future, or any necessary modifications to existing regulatory approvals, or maintain all required regulatory approvals. In addition, the cost of operation and maintenance and the operating performance of geothermal power plants may be adversely affected by changes in certain laws and regulations, including tax laws.

The federal government also encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim in our consolidated federal tax returns either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or “production tax credits” of 1.9 cents (plus an inflation factor) per kilowatt hour for the first ten years of electricity output. Currently production tax credits can only be claimed on new plants put into service between October 23, 2004 and December 31, 2008. We are also permitted to deduct most of the cost of the power plant as “depreciation” over five years on an accelerated basis. The fact that the deductions are accelerated means that more of the cost is deducted in the first few years than during the remainder of the depreciation period. In addition, we have the ability to transfer the value of these tax incentives when we are not in a position to use them directly. For instance, investment credits can be transferred through lease financing, and production tax credits may be transferred by bringing in another company that can use them as a partner in the project.

President Bush has made it a central theme of his second term to simplify the U.S. tax code. Among the options that may be under consideration are replacing or supplementing the corporate income tax with a value-added-tax, stripping away many tax subsidies, and eliminating taxes on interest, dividends and other returns to capital. Significant tax reform has the potential to have a material effect on our business, financial condition, future results and cash flow. It could reduce or eliminate the value that geothermal companies receive from the current tax subsidies. Any restrictions or tightening of the rules for lease or partnership transactions, whether or not part of major tax reform, could also materially affect our business, financial condition, future results and cash flow.

Any such changes could significantly increase the regulatory-related compliance and other expenses incurred by the projects which, in turn, could materially and adversely affect our business, financial condition, future results and cash flow.

The costs of compliance with environmental laws and of obtaining and maintaining environmental permits and governmental approvals required for construction and/or operation, may increase in the future and could materially and adversely affect our business, financial condition, future results and cash flow; any non-compliance with such laws or regulations may result in the imposition of liabilities which could materially and adversely affect our business, financial condition, future results and cash flow.

Our projects will be required to comply with numerous federal, regional, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for construction and/or operation. Environmental permits and governmental approvals typically contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. If we fail to satisfy these conditions or comply with these restrictions, or with any statutory or regulatory environmental standards, we may become subject to regulatory enforcement action and the operation of the projects could be adversely affected or be subject to fines, penalties or additional costs.

We could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances.

Our projects will be subject to numerous federal, regional, state and local statutory and regulatory standards relating to the use, storage and disposal of hazardous substances. We may use industrial lubricants and other substances at our projects that could be classified as hazardous substances. If any hazardous substances are found to have been released into the environment at or near the projects, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. If we fail to comply with these laws, ordinances or regulations (or any change thereto), we could be subject to civil or criminal liability, the imposition of liens or fines, and large expenditures to bring the projects into compliance. Furthermore, we can be held liable for the cleanup of releases of hazardous substances at other locations where we arranged for disposal of those substances, even if we did not cause the release at that location. The cost of any remediation activities in connection with a spill or other release of such substances could be significant.

The large number of shares eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. If our officers, directors or employees sell shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 19.4 million shares were free of restrictive legend as of December 31, 2006, up from approximately 3.8 million and 11.5 million at the end of 2004 and 2005, respectively. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

Our reported financial results may be adversely affected by changes in generally accepted accounting principles.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our financial results. For example, prior to January 1, 2006, we were not required to record stock-based compensation charges if the employee’s stock option exercise price was equal to or exceeded the deemed fair value of the underlying security at the date of grant. However, beginning January 1, 2006 we are required to record the fair value of stock options as an expense in accordance with recent accounting pronouncements.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Description of Property.

We lease our corporate office located at 5152 North Edgewood Drive, Suite 375, Provo. The corporate office has approximately 7,600 square feet of office space with monthly rent of approximately $13,600 per month. The lease expires on August 31, 2011. On June 1, 2006, we also expanded our testing facility in Utah County, Utah from 6,000 to 12,000 square feet and monthly rental payments increased from approximately $2,700 to $6,050 per month. The testing facility lease expires on June 1, 2009. We expect that these leases will be renewed or that alternative spaces will be obtained. The facilities are in well maintained and in good condition.

On December, 22, 2006, our subsidiary, Raser Power-Systems, LLC entered into a geothermal lease agreement with Truckee River Ranch, LLC (“Truckee”). Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants on three ranches owned by Truckee in Nevada, consisting of approximately 11,600 acres, and to pursue such projects on an additional 3.0 million acres of land in which Truckee may have geothermal rights. The initial lease term is 50 years, subject to extension for so long as we are actively pursuing or generating resources from the leased lands.

As part of consideration for the lease, we agreed to pay Truckee approximately $35,000 per year in rent beginning in year two which continues throughout the lease term as an advance against royalties, and certain royalties on the sale of any geothermal resources produced from the leased lands. To date, the properties are still in the exploratory phase and have had limited evaluation for viability, generating capacity, or potential reserves. According to the geothermal lease agreement, we, at our sole discretion, may surrender portion of the land, all or any that we do not intend to utilize, thereby reducing our rent obligation.

On January 17, 2007, our subsidiary, Raser Power Systems, LLC entered into a geothermal lease agreement. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants on the property located in Nevada, consisting of approximately 635 acres. The initial lease term is 50 years, subject to extension for another 50 years as long as we are actively pursuing or generating resources from the leased land. As consideration, we agreed to compensate the lessor with an up-front payment in cash, restricted shares of Raser common stock, ongoing rental payments, and royalties on the sale of any geothermal power generated from the land.

On February 28, 2007, our subsidiary, Raser Power Systems, LLC entered into two geothermal lease agreements with parties related to one another. Under the lease agreements, we obtained the right to develop and construct geothermal power plants on the properties located in Nevada, consisting of approximately 155 privately owned acres and 240 acres identified in the Nevada State Office of the United States Department of Interior Bureau of Land Management (“BLM”), respectively. Both lease terms are 50 years, subject to extension for another 50 years so long as we are actively pursuing or generating resources from the leased lands. As consideration, we agreed to compensate the lessor with an up-front payment in cash of $5,000, restricted shares of our common stock, ongoing rental payments, and royalties on the sale of any geothermal power generated from the land.

ITEM 3.	Legal Proceedings.

We have applied to the United States Patent and Trademark Office for federal trademark registration of our name, RASER, in connection with a number of goods and services including, among other things, electric motors for machines. In connection with our application no. 78/339,071, Razor USA LLC has initiated an opposition proceeding (“Opposition”) before the administrative body the Trademark Trial and Appeals Board (“TTAB”). The Company believes that the Opposition is without merit. Because the TTAB cannot award money damages, the Opposition does not present us with a presently existing material loss contingency.

Raser is not subject of any other legal proceedings and we are unaware of any proceedings presently contemplated against Raser by any federal, state or local government agency.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to voters during the fourth quarter of the year ended December 31, 2006.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers and the period during which each has served in that capacity. There are no family relationships between any of our directors and executive officers.

Name	Position	Age	Director Since
Kraig T. Higginson	Executive Chairman of the Board of Directors	52	2003
Brent M. Cook	Chief Executive Officer, Director	46	2004
Lee A. Daniels	Director	50	2004
James A. Herickhoff	Director	64	2005
Reynold Roeder	Director	48	2005
Barry Markowitz	Director	65	2005
Alan Perriton	Director	60	2005
Patrick J. Schwartz	President	52
Martin F. Petersen **	Chief Financial Officer	46
Timothy D. Fehr	Chief Technology Officer, Senior V.P.	65

**	Mr. Petersen began employment as Chief Financial Officer on January 8, 2007.

Kraig T. Higginson. Mr. Higginson has served as Chairman of the Board of Directors since October 2003. He has also served as the Company’s President from October 2003 to March 2004 and as the Company’s Chief Executive Officer from March 2004 to January 2005. Mr. Higginson founded American Telemedia Network, Inc., a publicly-traded corporation that developed a nationwide satellite network of data and audio-visual programming. He served as President and Chief Executive Officer of Telemedia Network from 1984 through 1988. From 1988 through 2002, Mr. Higginson worked as a business consultant through Lighthouse Associates, an entity he controls.

Brent M. Cook. Mr. Cook has served as a director of Raser since October 2004 and as Raser’s Chief Executive Officer since January 2005. Mr. Cook has served as President of Headwaters, Inc.—a billion dollar listed energy and energy technology company (Nasdaq: HDWR). From 1996 to 2002, Mr. Cook served in various positions at Headwater, including Chief Executive Officer, President, and Chairman of the Board of Directors. Prior to his joining Headwaters, Mr. Cook was Director of Strategic Accounts, Utah Operations, at PacifiCorp, which operates as a local electric utility in seven western states.

Lee A. Daniels. Mr. Daniels has served as a director of Raser since May 2004. Mr. Daniels currently is the Chief Executive Officer and Managing Partner of Daniels Capital, LLC., an investment company that makes private equity investments and provides securitized debt financings. Mr. Daniels is also the Chief Executive Officer of Telecom 5, a Utah based Telecommunications Company and a Professor of International Business at Brigham Young University. Mr. Daniels served as the President of Newbridge Capital, Japan. Prior to joining Newbridge, Mr. Daniels was President and Representative Director of Jupiter Telecommunications Co., Ltd. He was the President and Chief Executive Officer of AT&T Japan Ltd. from 1994 to 1998 and concurrently served as the Chairman of JENS, one of the first Internet Service Providers in Japan. He has served on numerous boards in Japan and the U.S. and currently is a member of the Board of Directors of Raser, Pro Image, and Telecom 5.

James A. Herickhoff. Mr. Herickhoff has served as a director of Raser since March 2005. Mr. Herickhoff is the President and Chief Executive Officer of American Talc Company, which operates one of the largest talc mines in the United States. Mr. Herickhoff has served as a Director of Headwaters Inc. since August 1997 and was elected Vice Chairman of Headwaters in April 1999. From 1987 to 1994, he served as President of Atlantic Richfield Company’s Thunder Basin Coal Company. He previously served as President of Mountain Coal Company, managing all of ARCO’s underground mining and preparation plants. He is the past President of the Wyoming Mining Association and a former

Board member of the Colorado and Utah Mining Associations. Mr. Herickhoff received a Bachelor of Science degree in 1964 from St. John’s University, a Master of Science degree in 1966 from St. Cloud State University and attended Kellogg Executive Management Institute at Northwestern University in 1986.

Reynold Roeder. Mr. Roeder has served as a Director of the Company since October 2005 and serves on the Audit Committee (Chairman). He is currently Chief Executive Officer and Co-Owner of LECTRIX, LLC, with offices in Calgary, Alberta, and Portland, Oregon. LECTRIX is developing merchant electrical transmission projects throughout North America. Mr. Roeder is also the Managing Director, Energy of United Fund Advisors LLC, an investment bank specializing in New Market Tax Credit and tax-advantaged energy transactions. From 1981 to 1990, he held various positions with Deloitte & Touche and held CPA certifications in the states of Oregon, New York and California. Mr. Roeder left public accounting to join PacifiCorp Financial Services, Inc. in 1990, and held various officer positions including Assistant Controller, Controller and Vice President. While there, he had responsibility for compliance and SEC reporting.

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

Alan Perriton. Mr. Perriton has served as a director of the Company since January 2006. Mr. Perriton spent over 34 years with General Motors in various management roles including executive management assignments in the United States and Asia. Most recently, he was Executive in Charge of Strategic Alliances and New Business Development for General Motors Asia Pacific. He held several key procurement management positions within General Motors. In addition, he was named Advisor Materials Management for GM’s Toyota joint venture, New United Motor Manufacturing Inc. (NUMMI). He subsequently became part of the initial team to create the newly formed Saturn division of General Motors in 1985, and held responsibility as President of General Motors Korea from 1996 through 2001. Mr. Perriton currently serves on the Brigham Young University Marriott School of Management National Advisory Council and is a member of the U.S. / Korea business Advisory Council.

Patrick J. Schwartz. Mr. Schwartz has served as President of Raser since June 2006. Prior to joining Raser, Mr. Schwartz co-founded and was the Chief Operating Officer and member of the Board of Directors, from 2004 to 2006, of Evolution Academy of Utah, LLC., a for-profit organization specializing in rehabilitation and education of “at-risk” youth. From 2003 to 2004 Mr. Schwartz served as Chief Operating Officer for Quadex Pharmaceuticals, LLC., a privately-held pharmaceutical company that developed and markets VIROXYN tm – a product marketed to kill the Herpes virus. From 1999 to 2002, Mr. Schwartz took a three-year sabbatical to serve as a Mission President for the Church of Jesus Christ of Latter-day Saints. After completing his sabbatical as Mission President, Mr. Schwartz consulted for various companies until 2003. Prior to 1999, Mr. Schwartz served as an executive with the Huntsman Corporation, where he was employed for approximately 25 years. Responsibilities included executive leadership of the global “Styrenics” business during 1998, acting Managing Director of the Huntsman Southeast Asian joint-venture during 1997 and Managing Director responsible for European Operations from 1990 to 1996.

Martin F. Petersen. Mr. Petersen has served as Chief Financial Officer of the Company since January 8, 2007. Prior to joining the Company he was the Chief Financial Officer of The Event Source, a government contractor in Iraq, Found, Inc., a venture-backed software company, and TenFold Corporation, a publicly traded enterprise software development company. He also served as Vice President and Treasurer of Huntsman Corporation, a multi-billion dollar global chemical company. Prior to Huntsman, he was a Vice President in the Investment Banking Division of Merrill Lynch & Co. He has an MBA degree from the University of Chicago, and a BA degree from Brigham Young University.

Timothy D. Fehr. Mr. Fehr has served as Senior Vice President and Chief Technology Officer of Raser since March 2004. During more than 30 years with the Boeing Co. and more than 18 years as business unit vice president, Mr. Fehr directed the development, manufacture and deployment of numerous engineering, mechanical, hydraulic and electrical systems for both commercial and military applications. Mr. Fehr holds undergraduate and graduate degrees in electrical engineering. He also holds an M.S. degree as a Sloan Fellow from the Massachusetts Institute of Technology.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities .

Market Information.

Our common stock was quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “RSTG”, until November 3, 2005. Currently, Raser is listed on the NYSE Arca exchange under the trading symbol of “RZ”.

Below are the high and low closing sales prices for Raser common stock for each quarter of 2006 and 2005. Closing prices were obtained from the Nasdaq trading system for the period January 1, 2004 through November 2, 2005. Beginning November 3, 2005, closing prices were obtained from the ArcaEx®, now “NYSE Arca”.

Fiscal 2005	Low	High
Quarter ended March 31, 2005	$15.20	$32.20
Quarter ended June 30, 2005	16.20	38.81
Quarter ended September 30, 2005	12.10	20.85
Quarter ended December 31, 2005	8.10	16.40

Fiscal 2006	Low	High
Quarter ended March 31, 2006	$13.10	$22.51
Quarter ended June 30, 2006	7.00	19.55
Quarter ended September 30, 2006	3.60	10.15
Quarter ended December 31, 2006	3.79	6.80

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 19, 2007, the closing price for Raser common stock was $4.94 per share.

Holders.

As of December 31, 2006 there were approximately 347 holders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares through a broker-dealer in “street name.”

Dividends.

We have never declared or paid any cash dividends with respect to our common stock. We currently anticipate that we will retain all future earnings for the operation and expansion of our business and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

In 2005, the Company paid a cash dividend totaling $7,536 to its Series B convertible preferred stockholders. All remaining outstanding shares of our Series B Convertible preferred stock were converted into shares of common stock during the first quarter of 2005, thereby concluding our dividend obligation related to Series B preferred stock.

Securities Authorized For Issuance under Equity Compensation Plans.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 11 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities.

During 2006, we sold 6,000 shares of our common stock to Richard McLoone, a Series B warrant holder, pursuant to the exercise of outstanding warrants. The sales consisted of the sale of 1,000 shares on each of January 20, 2006, February 6, 2006, March 6, 2006 and April 19, 2006, and the sale of 2,000 shares on May 2, 2006. We received the exercise price of the warrants, which was $8.55 per share, or an aggregate of $51,300 for the sale of these shares. The warrants were originally issued to Mr. McLoone in 2004, in connection with the sale of shares of our Series B Convertible Preferred Stock.

On January 3, 2006, we issued 1,000 shares of our common stock to iStockDaily, Inc., a consulting company doing business under the name of Investors Stock Daily. These shares were issued as partial payment of a consulting fee payable by us to Investors Stock Daily. The value of these shares based on the closing price of our common stock on the date of issuance was $14,520.

On April 12, 2006, we issued 2,500 shares of our common stock to Danny Sullivan. Mr. Sullivan performed services for us during 2006 as an independent contractor. The value of these shares based on the closing price of our common stock on the date of issuance was $45,700.

On November 1, 2006, we issued 300,000 shares of our common stock to MSD Capital for financing services, merger and acquisition services and assistance in obtaining our geothermal heat transfer license. For accounting purposes, the stock was valued as of September 2, 2006, the date the services were completed. We recognized a non-cash general and administrative expense of $1,341,000 in connection with this issuance. The value of these shares based on the closing price of our common stock on the date of issuance was $1,815,000.

On December 22, 2006, we issued 25,000 shares of our common stock to Truckee River Ranch, LLC in connection with a geothermal lease agreement between us and Truckee. The 25,000 shares represented part of the initial consideration we agreed to pay Truckee pursuant to the lease. The value of these shares based on the closing price of our common stock on the date of issuance was $115,250.

We believe that the offer and sale of the shares of common stock described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D under the Securities Act.

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data for the years ended December 31, 2006, 2005, 2004 and 2003. We have derived the selected consolidated financial data for the years ended and as of December 31, 2006 and 2005 from our audited consolidated financial statements set forth in Part II Item 8 of this annual report. We have derived the selected consolidated financial data for the years ended December 31, 2004 and 2003 from our audited consolidated financial statements not included herein.

The information set forth below should be read in conjunction with Part II Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements set forth in Part II Item 8 of this annual report.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	October 28, 2002 (Date of Inception of LLC) to December 31, 2002
Revenue	$122,732	$331,735	$30,000	$—	$—
Operating Loss	(19,259,166)	(9,543,579)	(6,791,011)	(1,156,143)	(348,200)
Net Loss Applicable to Common Stockholders	(18,488,936)	(14,609,056)	(11,282,781)	(2,048,735)	(348,200)
Net Loss per Common Share (basic and fully diluted)	(0.36)	(0.29)	(0.24)	(0.05)	(0.01)
Total Assets	11,405,447	19,564,651	2,996,554	299,874	22,537
Total Stockholders’ Equity (Members’ Deficit)	$10,710,201	$19,194,512	$2,961,557	$203,328	$(4,776)

Raser was formed on July 18, 2003 and organized under the laws of the State of Utah as a successor to Raser Technologies, LLC, a Utah limited liability company, formed on October 28, 2002. On October 14, 2003, we became publicly-traded through a reverse merger with Wasatch Web Advisors, Inc.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I Item 1A and elsewhere in this report.

Overview

Raser Technologies, Inc., a Utah corporation (“Raser”, the “Company”, “we” or “our”) is a technology licensing and development company. We operate in two business segments, Transportation and Industrial Technology, and Power Systems. The Transportation and Industrial Technology segment focuses on improving the efficiency and power density of electric motors, generators and their associated power electronic drives and controls. This technology is known as SymetronTM technology. The Power Systems segment is seeking to develop new geothermal electric power generating plants and bottom-cycling operations that generate electric power from the waste heat of existing power plants and industrial facilities, incorporating licensed heat-transfer technology and our SymetronTM technology. Raser was formed on July 18, 2003 and organized under the laws of the State of Utah as a successor to Raser Technologies, LLC, a Utah limited liability company formed on October 28, 2002. On October 28, 2003, the Company became a publicly-traded company through a reverse merger with Wasatch Web Advisors, Inc.

We have developed several innovations in electric motors and their associated electronic drives and controllers that allow for increased torque, power and efficiency. The electromagnetic machine and power electronic drive technology is trademarked under the name “SymetronTM”. The technologies can be applied to industrial AC induction motors, and drives, permanent magnet motors, automotive alternators and integrated starter alternators (“ISA’s”), for use in industrial and transportation applications, hybrid-electric and electric vehicle propulsion systems, and other applications where the efficiency of electricity-to-motion or motion-to-electricity power conversions can be improved. We believe that SymetronTM technologies can also be applied to electric power generation applications.

In 2006, we acquired a non-exclusive license for certain patents, patents pending, and technical information relating to certain heat-transfer technologies, including geothermal, waste heat recovery and bottom-cycling applications. We believe that a combination of these and other technologies, our management’s significant experience in developing power projects; the geothermal properties and resources we have secured and the various incentives the U.S. government has established for alternative energy applications, provide us with an attractive opportunity for establishing a significant geothermal power and waste heat recovery business.

Consistent with our limited operating history, we have generated very limited revenues from operations and have not yet commercially licensed our transportation and industrial technologies. We are in an early stage of development and there is limited historical information upon which an evaluation can be made regarding our business and prospects. We also have limited insight into how market and technology trends may affect our future business. The revenue and income potential of both our operating segments is unproven and the markets in which we expect to compete are very competitive and rapidly evolving. Our business and prospects should be considered in light of the risks, expenses, cash requirements, challenges and uncertainties that exist in an early stage company seeking to develop new technologies and products in competitive and rapidly evolving markets.

Trends and Uncertainties

Transportation Market

We continue marketing our SymetronTM enhanced alternator design to component manufacturers. We are seeking to enter licensing discussions with one or more customers during 2007. We have limited experience with licensing our technologies, however, and our ability to increase licensing revenues is uncertain.

Our P-50 ISA is designed for a commercial automobile, and we believe it can be scaled up to suit truck and construction equipment sized applications. We have begun work on a scaled up P-100 ISA and hybrid propulsion motor, designed for larger vehicles.

We have continued work on a larger ISA under our Cooperative Research and Development Agreement (“CRADA”) with the Army on the first task of a multi-year development proposal to create an AC Induction based ISA for a Military Humvee Hybrid Vehicle. Together with ARINC Incorporated, (“ARINC”), we have submitted a proposal to the United States Army (“ARMY”) for the follow-on tasks under this development proposal. The Army has selected us for a subcontract award and we have successfully completed the first payment milestone. We expect to continue to successfully complete all milestones within the subcontracted time; however, unforeseen events may result in delays in completing the subcontract.

We signed an agreement to provide design and engineering services to a wholly owned subsidiary of a publicly traded, Singapore-based engineering company. We expect to provide technical, engineering and design support for the development and manufacture of a switched reluctance (“SR”) motor and drive. The agreement provides for royalty payments on a sliding scale based on sales of up to 500,000 units as SR motors utilizing our designs are sold. We do not expect material revenue from this contract and, due to product development and deployment schedules, no revenue may be recognized for a year or more. We have entered into an agreement with a subcontractor to provide services to the Singapore company for a development fee, and if the project is successful, we expect to receive royalty payments. However, it is uncertain whether we will receive any royalty payments from this contract.

Industrial Market

We completed testing of our FLEXMODTM flexible, modular controller design with Advanced Energy under their contract with the Department of Energy during the quarter ended September 30, 2006. Results obtained from dynamometer testing demonstrated efficiency gains of up to 10% could be obtained by applying SymetronTM concepts to variable speed motors over a wide range of load conditions for motors varying from 5HP to 50HP. Although the test results are encouraging, the tests were conducted in a laboratory environment and we can give no assurance that similar efficiency gains will be achieved in commercial applications.

An independent final report quantifying the benefit potential of the technology was issued by Advanced Energy, Washington State University and the Department of Energy. Based upon the results indicated in the report, we will begin the development process to create appropriate electronic motor control software for commercialization of the documented efficiency improvement phenomenon in 2007.

Power Generation Market

We are positioning ourselves to be one of the primary developers of geothermal and industrial waste heat power in the U.S. We intend to leverage our technology platform and developer skills to establish tax credit sharing payment streams from incentives available to renewable energy providers. We believe we are well positioned for entry into this market.

Initially, we are considering three potential applications for our recently acquired heat transfer technology:

•

Geothermal Power – Geothermal power plants use underground steam or hot water from wells drilled deep into the earth. The steam or hot water is piped up from the well to drive a conventional steam turbine directly or through the use of a working fluid, which powers an electric generator. Typically, the extracted hot fluid is returned to the ground to recharge the reservoir.

•

Power Plant Bottom-Cycling – Most power plants utilizing conventional technologies generate excess heat that is not used to generate electricity. For example, approximately 35%—40% of the heat value of coal is typically transformed into electricity. The rest of the heat is lost in the process, but has the potential to be partially recovered through bottom cycling to generate additional electricity. The ability to bottom-cycle power plants affords the opportunity to generate additional electricity and take advantage of existing power generation and transmission infrastructure at a low incremental cost.

•

Industrial Waste Heat Bottom-Cycling – Many industries generate waste heat that can be harvested to produce electricity through application of this heat transfer technology. This power is then used to help operate that industrial facility, reducing its power costs.

In the United States, we expect to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by several states. Renewable Portfolio Standards (“RPS”) adopted by these states require that an increasing percentage of electricity supplied by utilities be derived from renewable energy sources. A change in legislation could reverse the current demand for renewable energy production.

The viability of the geothermal resources depends upon such factors as the heat content in the geothermal reservoir, useful life of the reservoir, and operation factors relating to the extraction of geothermal fluids. Such factors, together with the possibility that we may fail to secure commercially viable geothermal resources in the future, represent significant uncertainties in connection with our operations.

The federal government encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim in our consolidated federal tax returns either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or “production tax credits” of 1.9 cents (plus an inflation factor) a kilowatt hour on the first ten years of electricity output. Currently, production tax credits can only be claimed on new plants put into service between October 23, 2004 and December 31, 2008. We believe that congress will continue to extend the production tax credits into the future. However, there can be no assurances that this will occur. Elimination of the production tax credit would significantly impair our ability to monetize and finance the construction of geothermal power plants.

We are also permitted to deduct most of the cost of the power plant as “depreciation” over five years on an accelerated basis. The fact that the deductions are accelerated means that more of the cost is deducted in the first few years than during the remainder of the depreciation period.

We have the ability to transfer the value of these tax incentives when we are not in a position to use them directly. For instance, depreciation benefits can be transferred through lease financing, and production tax credits may be transferred by bringing in another company who can use them as a partner in the project.

Sources of revenue

To date, our primary source of revenue has been from research and development subcontracts, administered through contractors with certain government agencies, in which we perform engineering design, development and testing activities to demonstrate that our technologies in specific applications are viable. In 2007, we expect to continue generating modest revenues from research and development contracts and subcontracts awarded by both government agencies and private companies, primarily in the United States, as we continue developing our technologies for commercial applications.

We anticipate additional revenues will be generated from transportation and industrial technology licenses and related royalty agreements, although we have not yet commercially licensed our technologies. We are offering our technology license, primarily in the United States, through our direct sales force as well as through selected sales agents familiar with rotating electromagnetic technology and specific industries. Once our technologies have become commercialized, we intend to market our technology licenses to companies in North America, Asia and Europe.

Licenses of our rotating electromagnetic technology to potential customers will typically result from the entry of the potential customer into our Test Demonstration Program. Our Test Demonstration Program involves four phases described as follows: (1) Phase I Paper Test – an initial indication of engineered value to the customer which is provided through our computer modeling capabilities; (2) Phase II Install Test – a customer-specific demonstration of the SymetronTM advanced motor technology into a motor of the customer’s choosing; (3) Phase III System Test – an application-specific installation of our technology into the customer’s product; and (4) Phase IV License – an agreement whereby the customer will acquire specified rights to manufacture or use the SymetronTM advanced motor technology. Our intent is to continue developing relationships with current and potential customers and accelerate their progress through the Test Demonstration Program during 2007. As a result, we do not have an established revenue stream and our revenues to date have not been significant.

We obtained the right to begin development and construction of geothermal power plants on three ranches in Nevada, consisting of approximately 11,600 acres, and to pursue such projects on 3.0 million additional acres of land in which the three ranches may have geothermal rights. We believe that as we develop these and other properties, revenue will be generated through various means. Primarily, we believe that the license of our geothermal heat transfer technology will typically involve an alliance partner with specific power generation interests, or a financial partner with specific interests in the favorable tax attributes available to renewable energy producers. We expect that after receiving the necessary permits and upon successfully placing each geothermal power plant in operation, we will generate additional revenue streams derived from specified royalty agreements. Although we have had discussions with prospective power generation partners, none of these discussions has yet resulted in a license or investment. Development of properties to implement the technology will likely take a year or more and specific projects or portions of a project may be sold prior to commissioning.

We may also elect to utilize our heat transfer technology license through either purchasing and operating an existing geothermal power plant or drilling, constructing and operating our own geothermal power plant. In these cases, revenue will be generated primarily from the sale of electricity from the power plants to electric utilities pursuant to long-term power purchase agreements. Such revenue is subject to seasonal variations based upon electricity usage of the end-users. To date, the properties are still in the exploratory phase and have had limited evaluation for viability, generating capacity, or potential reserves.

Significant Expenses

Transportation and Industrial

Since inception, we have incurred significant costs to develop our technologies and to build brand recognition for the transportation and industrial markets. However, we have not yet commercially licensed our technologies. The principal expenses directly attributable to research and development are engineering salaries, equity based compensation, certain consulting contracts, operating costs of our testing facility, and purchases of motors and parts for testing. Direct costs attributable to a contract or subcontract are included in costs of sales.

Selling and administrative costs primarily consist of administrative salaries, equity based compensation to employees and non-employees, certain administrative consultants, legal and audit fees, and operating costs of our corporate headquarters.

Power Systems

We expect the principal expenses related to developing geothermal power plants, including costs for property acquisition, exploration, drilling, construction and operation will either be financed by an alliance partner or incurred by Raser. Expenses include salaries, equity based compensation, costs relating to third-party services, lease rentals and royalty payments, depletion and amortization for successfully implemented power plants, and other equipment and construction costs as deemed necessary to advance projects to completion. Lease acquisition costs, lease bonuses, certain legal fees, drilling costs, and construction costs are capitalized until the project is abandoned and written off.

Geothermal heat transfer license royalties and other geothermal lease payments will be included in the costs of sales when the plant is placed into service.

Losses since inception

We have incurred significant losses since our inception. As of December 31, 2006, we had incurred an accumulated deficit and deficit accumulated after re-entry into the development stage of approximately $35.5 million on cumulative revenues of approximately $484,000. Our net losses before preferred stock dividends for the year ended December 31, 2006, 2005 and 2004 totaled $18.5 million, $8.9 million and $7.0 million, respectively.

During the twelve months ended December 31, 2006 the monthly cash expenditure rate for operations increased to $0.7 million per month from approximately $0.5 million per month in the twelve months ended December 31, 2005. The higher spending rate reflects both preparation for the proposed Amp Resources acquisition and increased employment levels. We may make more investments and pursue alliances that could increase our rate of cash outlay in the future.

As a company heavily involved in research and development and without an established revenue stream, we have made use of equity-based compensation in several instances to conserve cash. The year ended December 31, 2006 included non-cash equity-based compensation expenses to employees and service contractors of approximately $10.6 million. Of the equity-based employee compensation, approximately $6.0 million is related to stock grants to employees, approximately $1.4 million for stock grants to service providers, and approximately $3.1 million is associated with the issuance of stock options to our employees. The year ending December 31, 2005 included non-cash equity-based compensation expenses to employees of approximately $2.7 million and non-cash equity-based compensation of approximately $0.6 million for contracted services. We settled two employment arrangements with two former employees by agreeing to issue 187,500 and 33,333 shares of common stock from April through December of 2006 and from January through September 2007, respectively. Approximately $4.1 million of non-cash equity expense was recognized in the twelve months ended December 31, 2006 related to these settlements.

Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of operating results should not be relied upon to predict future performance. Our ability to become profitable must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in rapidly evolving markets.

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

Critical accounting policies and estimates

Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements set forth in Part II item 8 of this annual report. However, certain of our accounting policies are particularly important to the understanding of our financial position and results of operations. The application of these policies requires management to use significant judgment to determine the appropriate assumptions to be used in making certain estimates about the effects of matters that are inherently uncertain when reporting financial results. Such estimates are based upon management’s historical experience, the terms of existing contracts, management observance of trends in the transportation, industrial and power production industries, information provided by our customers and information available to management from other outside sources, as appropriate. Such policies and estimation procedures have been reviewed with our Audit Committee. We describe specific risks related to these critical accounting policies below.

Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	Revenue recognition,

•	Allowance for uncollectible accounts

•	Valuation allowance against deferred income taxes

•	Impairment of long-lived assets (tangible and intangible)

•	Stock based compensation , and

•	Business combinations

Revenue Recognition. Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition, as amended. Although we have earned limited revenues since inception, we expect to earn revenue in the future through various sources. The primary sources of anticipated revenue are: royalty and other fees from geothermal power generation or from transportation and industrial applications, fees for the license of technology, operating revenue from geothermal power plant operations, contracted and subcontracted engineering services for governmental agencies, and fees for engineering services

Recognition of royalty revenue from geothermal power generation will occur as soon as the production quantity on which the payment is to be based is known. We anticipate that geothermal royalty revenue will be generally set at a prescribed dollar amount per kilowatt hour on a percentage of electric revenue and tax credits earned by the licensee. Recurring license fees or royalty payments will be recognized in the period when earned, which coincides with the sale of electricity by our licensees, provided standard revenue recognition criteria such as amounts being “fixed or determinable” are met.

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

Recognition of revenue related to contracted and subcontracted engineering services for governmental agencies with specific performance criteria occurs when the customer agrees that the specific performance criteria have been met. Costs incurred to achieve the performance criteria are deferred and recognized concurrent with the recognition of revenue unless they are determined to be unrecoverable. For contracts in which the fee is estimated to equal 100% of the cost to complete the contract, we recognize revenue as the cost is incurred to complete the project using zero as our estimate of profit under the percentage-of-completion method.

Recognition of revenue related to engineering services will depend on whether the revenue is contingent on deliverables required by the agreement. If the fee is non-refundable, we have no specific milestones to meet, and there are no required performance criteria, we recognize the revenue as the cost is incurred to complete the project on the percentage-of-completion basis. For agreements with specific milestones that must be met before payment becomes due, we recognize the revenue at the completion of each milestone on the percentage of completion basis. Costs incurred to achieve the milestones are deferred until the recognition of the related revenue unless such costs are determined not to be recoverable. In the period when estimated costs exceed projected revenues, we recognize a loss on the contract.

Recognition of royalty revenue will occur when the production quantity on which the payment is to be based is incurred.

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

Impairment of long-lived assets (tangible and intangible). Equipment is recorded at cost and depreciated on a straight-line basis over estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are recorded at cost and depreciated over the remaining life of the lease.

Costs of internally developing, maintaining or restoring patents and trademarks that are specifically identifiable and have determinate lives are capitalized. The costs of patents are amortized on a straight-line basis over the estimated useful life or 20 years from the date of the first filing. The costs of trademarks are not amortized because their useful lives are indefinite.

Costs incurred to acquire our global heat transfer technology license have been capitalized and amortized on a straight-line basis over the estimated useful life of the related patents underlying and accompanying the license, or 11.5 years.

Costs incurred to acquire unproved geothermal properties are capitalized and not amortized until reserves are discovered. Once reserves are discovered, the property is classified as a “proved property” and capitalized costs are amortized. Exploration costs including costs of carrying and retaining undeveloped properties, such as delay rentals, certain taxes on the properties, legal costs for title defense, and the maintenance of land and lease records are expensed when incurred. Assuming they cannot be used as reinjection in wells, unsuccessful exploration or dry hole wells on unproved properties are expensed in the period in which the wells are determined to be dry. Dry hole wells on proved property are capitalized and amortized. We are currently assessing which generally accepted accounting principle method to use for depletion.

We assess recoverability of our patents by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate which reflects our average cost of funds.

We have experienced a challenge to our intellectual trademark by Razor USA LLC. We believe that the opposition filed before the Trademark Trial and Appeals Board is without merit. We will vigorously defend the trademark and will capitalize the amount spent in defense of the trademark rights as long as a successful outcome is reasonably anticipated. A negative outcome would result in impairment of the trademark which would be written off and expensed accordingly.

We periodically review equipment, intangible assets and unproved geothermal properties for impairment. Abandoned or permanently impaired assets are written off and expensed in the period when the impairment occurs.

Valuation Allowance Against Deferred Income Taxes. Deferred income tax assets and liabilities are recorded when there is a difference between the financial reporting and tax treatment of financial transactions. We recorded a valuation allowance to offset the entire net deferred tax asset as of December 31, 2006, 2005 and 2004, respectively. The valuation allowance was recorded due to the losses incurred and the uncertainties regarding the future taxable income and recoverability of such deferred tax assets. We continually evaluate the estimated recoverability of deferred tax assets.

Stock Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). Under the revised standard, companies may no longer account for share-based compensation transactions, such as stock options, restricted stock, and potential payments under programs such as the Company’s Amended and Restated 2004 Long-Term Incentive Plan using the intrinsic value method as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Instead, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as stock options which expire “out-of-the-money”, or options which expire unexercised. The new standard was adopted using the modified prospective method and beginning with the first quarter of 2006, the Company reflects compensation expense in accordance with SFAS 123R’s transition provision. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods have not been restated to reflect the impact of adopting the new standard.

Stock options and warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123R and Emerging Issues Task Force, (EITF 96-18) “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods, or services” which require expense recognition based on the fair value of the options and warrants granted. We calculate the fair value of options and warrants granted by using the Black-Scholes option pricing model as of either the grant date or performance completion date, as applicable.

We have issued shares of common stock to certain employees as payment for services and have entered into agreements to issue stock over a specified vesting period. We have also issued shares of common stock to non-employees as payment for services and have entered into agreements to issue stock either when a performance condition has been completed or based upon a specified vesting period. Stock issued for services, to both employees and non-employees, is valued based on the fair value on either the grant date or the performance completion date as required by SFAS No. 123R and EITF 96-18 and is recognized over the requisite service period.

Business Combinations. The proposed acquisition of Amp Resources did not close, and consequently all of the expenses associated with the negotiation, document preparation, due diligence and other acquisition related activities were expensed.

Upon concluding our settlement agreement with Amp Resources on September 2, 2006, we received a license to use certain heat transfer technologies. While there were no direct payments to obtain this license, approximately $0.1 million of external expenses associated with reaching the settlement during the third quarter of 2006 were capitalized as the intangible cost of obtaining the license.

Successful Efforts Method of Accounting for Geothermal Energy Activities. Consistent with the Securities and Exchange Commission (“SEC”) financial accounting and reporting standards prescribed in Regulation S-X for companies engaged in the Oil and Gas producing activities, industry standards financial and reporting standards for companies engaged in geothermal power generation prescribe two method of accountings: the successful efforts method and the full cost method. The Company accounts for its geothermal properties using the successful efforts method of accounting. Under this method, lease acquisition costs including lease bonuses, legal costs, permit costs, and the fair value of other forms of compensation to acquire the lease are capitalized as unproved property when incurred. Exploration costs including costs of carrying and retaining undeveloped properties, such as delay rentals, certain taxes on the properties, legal costs for title defense, and the maintenance of land and lease records are expensed when incurred. Once reserves are discovered, the property is classified as a “proved property” and capitalized costs are amortized. Management is currently assessing which generally accepted accounting principle method to use for depletion. Assuming they cannot be used as reinjection in wells, unsuccessful exploration or dry hole wells on unproved properties are expensed in the period in which the wells are determined to be dry. Dry hole wells on proved property are capitalized and amortized.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Revenue	$122,732	$331,735	$30,000

Operating expense
Cost of Sales	438,278	481,946	—
General and administrative	15,050,080	7,331,318	5,186,470
Research and development	3,893,540	2,062,050	1,634,541

Total operating expenses	19,381,898	9,875,314	6,821,011

Loss from Operations	(19,259,166)	(9,543,579)	(6,791,011)
Interest (expense)	—	—	(203,500)
Interest income	874,831	574,972	18,436
Gain on mark-to-market of derivative instruments	—	37,117	—
Loss on the sale of securities	(8,512)	(1,326)	—
Series B warrant registration costs	(96,089)	—	—

Loss before income taxes	(18,488,936)	(8,932,816)	(6,976,075)
Income tax benefit	—	—	—

Net loss	(18,488,936)	(8,932,816)	(6,976,075)
Preferred stock dividends	—	(7,536)	(66,206)
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	—	(5,668,704)	(4,240,500)

Net loss applicable to common stockholders	$(18,488,936)	$(14,609,056)	$(11,282,781)

Loss per common share-basic and diluted	$(0.36)	$(0.29)	$(0.24)

Weighted average common shares-basic and diluted	50,745,000	49,882,000	47,365,000

Comparison of Years Ended December 31, 2006 and 2005

Revenue

During the year ended December 31, 2006, we recognized revenue totaling $0.1 million. Revenue decreased from the prior year as a result of completing our contract with Advanced Energy and entering into a new contract. This contract allows for reimbursement of a percentage of our incurred costs, and was accounted for on a percent completion basis. We recognized revenue totaling $0.3 million for the year ended December 31, 2005 from a combination of sources, including our contract with Advanced Energy, our Small Business Innovative Research Grant with the U.S. Army, and various other contracts.

Operating expenses

Cost of sales. We reported cost of sales for the years ended December 31, 2006 and 2005 totaling $0.4 million and $0.5 million, respectively. Cost of sales includes the direct labor, materials and overhead expenses required to perform the work on our subcontracts with Advanced Energy and the U.S. Army. The decrease from the prior year is primarily related to completion of the Advanced Energy subcontract in 2006.

General and administrative. General and administrative expenses include expenses related to our marketing, sales, accounting, legal, investor relations, human resources, and other administrative functions. Since power production segment operating costs are immaterial to separately disclose on the face of the financial statements, non-capitalized costs primarily relating to exploration are included in general and administrative expenses. Any expenses previously deferred as part of an anticipated business combination were expensed when the expected successful completion of the agreement was no longer likely to occur.

General and administrative expense increased from approximately $7.3 million for the year ended December 31, 2005 to approximately $15.1 million for the year ended December 31, 2006. The years ended December 31, 2006 and 2005 included equity-based non-cash employee compensation expense of approximately $7.7 million and $2.2 million, respectively. Equity-based non-cash service provider compensation increased by approximately $0.8 million from the same year-ago period due to granting shares of common stock to a service provider in connection with performing financial services, merger and acquisition services and obtaining our geothermal heat transfer technology license. Other employment related costs increased by approximately $0.5 million from the year-ago period reflecting higher salaries and employment levels. Professional service expenses also increased by approximately $0.7 million in the year ended December 31, 2006 compared to the prior year period.

Research and development. A significant portion of our expenditures are research and development oriented. All research and development expenditures are being recognized and expensed in the period in which they occur. Total engineering expenses are split between cost of sales, and research and development based on the engineering time and expenses by project and the material expense incurred during the quarter.

Research and Development expense increased from $2.1 million in the year ended December 31, 2005 to $3.9 million for the year ended December 31, 2006. Equity based employee compensation increased by approximately $1.0 million from the year ended December 31, 2005 to the current year period reflecting the expensing of options and new equity grants to attract key employees. Cash based employee compensation increased by approximately $1.0 million from the year ended December 31, 2005 to the current year period reflecting both a higher number of employees and salary levels. The portion of engineering expenses that could be attributed to cost of sales was lower in the year ended December 31, 2006 than the comparable 2005 period by approximately $0.2 million primarily due to the timing between subcontracts.

Interest and other income. Interest income for the year ended December 31, 2006 increased approximately $0.3 million over the prior year reflecting higher commercial interest rates and the 10% interest rate earned on the note payable by Amp Resources to us. Interest income includes approximately $0.4 million related to the note receivable from Amp Resources during the year ended December 31, 2006. Series B warrant registration costs during the year ended December 31, 2006 increased $0.1 million over the prior year primarily due to our failure to maintain a continuously effective registration for the common shares issuable upon exercise of the Series B warrants.

Comparison of Years Ended December 31, 2005 and 2004

Revenue

Our total revenue increased from $30,000 for the year ended December 31, 2004 to approximately $0.3 million for the year ended December 31, 2005. Revenue from customers in 2004 primarily a result of engineering services provided in a program to demonstrate our technology in a specific application.

Operating expenses

Cost of sales. Cost of sales consists primarily of salaries, benefits and related costs of engineering personnel and direct costs associated with meeting customer obligations. We reported cost of sales of approximately $0.5 million in 2005. We reported no cost of sales in the comparable 2004 period. Our cost of sales expense reflects expenses required to perform the work on our contracts with the US Army and Advanced Energy.

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

Research and development. Research and development expense consists primarily of salaries, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expenses increased from approximately $1.6 million for the year ended December 31, 2004 to approximately $2.1 million for the year ended December 31, 2005. The increase was primarily due to increases in staffing levels and compensation levels of approximately $0.6 million, partially offset by a reduction in non-cash equity based employee compensation of approximately $0.3 million. Purchased material expenses for preparation of test demonstration vehicles and new product prototype development increased by approximately $0.2 million

Stock-based compensation. We recorded stock-based compensation expense relating to stock grants to employees of approximately $3.0 million in 2004 and approximately $2.1 million in 2005. Approximately $1.6 million of the 2005 amount was recorded as general and administrative expense and approximately $0.5 million was recorded as research and development expense. Approximately $2.3 million of the 2004 amount was recorded as general and administrative expense and approximately $0.7 million was recorded as research and development expense. The 2005 period included a non-cash equity based charge of approximately $0.7 million related to the acceleration of stock option vesting to settle an ownership and employment dispute. We also recorded approximately $0.6 million in 2005 and $1.0 million in 2004 as general and administrative expense related to common stock and stock options issued to consultants for services.

Interest expense

We recorded no interest expense in 2005. Interest expense for 2004 consisted primarily of a beneficial conversion feature expense of $0.2 million associated with the issuance of convertible notes payable.

Interest income

We recorded approximately $0.6 million of interest income in 2005 from investment of cash balances in short term financial instruments and money market mutual funds. Interest income in 2004 was approximately $20,000. The increase in 2005 was due to a significant increase in our cash balances as a result of financing activities.

Gain on mark-to-market of derivative instruments

During the year ended December 31, 2005, we recorded a non-cash mark-to-market gain of approximately $37,000 on the reclassification of an embedded derivative instrument in our Series C convertible preferred stock financing from a liability to equity in 2005. The embedded derivative related to the redemption feature of the Series C convertible preferred stock was initially recorded as a liability and corresponding discount to the Series C convertible preferred stock at its fair value of approximately $37,000. The fair value was determined using the Black-Scholes valuation model. The discount to the Series C convertible preferred stock was immediately accreted as a deemed dividend, resulting in a decrease to additional paid-in capital, because the Series C convertible preferred stock was immediately convertible and did not have a stated life. Upon the conversion of the Series C convertible preferred stock to common stock, the fair value of the redemption feature embedded derivative was determined to be $0. Therefore, the change in the value of the redemption feature embedded derivative of approximately $37,000 was recorded as a gain in the consolidated statement of operations.

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

Liquidity and Capital Resources

Cash and Cash Equivalents	2006	2005	2004
Cash	$157,746	$613,901	$2,665,486
Money Market Account	3,193,822	16,843,616	—

Total	$3,351,568	$17,457,517	$2,665,486

Since inception, we have funded our operations primarily through the sale of equity instruments and borrowings. In June of 2004, we issued $0.2 million of debt in the form of a bridge loan which was subsequently converted into 100,000 shares of common stock. In the third quarter of 2004, we issued 4,240.5 shares of Series B preferred stock through a private offering for net proceeds of approximately $3.9 million. These shares of Series B preferred stock were subsequently converted into 1,211,561 shares of common stock. In the second quarter of 2005, we issued 20,000 shares of Series C preferred stock through a private offering for net proceeds of approximately $18.4 million. These shares of Series C preferred stock were subsequently converted into 1,051,919 shares of common stock.

At December 31, 2006 we had approximately $3.4 million in cash and cash equivalents. Our operating activities used approximately $7.9 million, $4.5 million and approximately $2.8 million of cash during the years ended December 31, 2006, 2005 and 2004, respectively.

Cash consumed by operating activities for the year ended December 31, 2006 consisted primarily of a net loss of approximately $18.5 million, adjusted for approximately $10.6 million of stock-based compensation and stock issued for services. Withholding taxes of approximately $1.0 million related to a net share issuance were paid in the second quarter of 2006 in connection a net share grant to a former employee. Expenditures of approximately $0.8 million in 2006 were related to our unsuccessful acquisition, and were consequently reflected as an investing activity rather than an operating activity. Other current assets increased by approximately $0.5 million in 2006, reflecting an increase in prepaid insurance and interest receivable. Accounts payable and accrued liabilities increased $0.2 million in 2006 due to the timing of payments for certain professional services contracts.

Cash consumed by operating activities in 2005 consisted primarily of net loss of approximately $8.9 million, adjusted for approximately $2.7 million of stock-based compensation and approximately $0.6 million of stock and stock options issued for services. Net cash consumed by operating activities in 2004 consisted primarily of the net loss of approximately $7.0 million, adjusted for approximately $3.0 million of stock-based compensation, approximately $1.1 million of stock issued for services and a $0.2 million non-cash beneficial conversion feature on the issuance of debt.

As a research and development company, we have incurred substantial losses since inception and we are not operating at cash breakeven. Our continuation as a going concern is dependent on efforts to raise additional capital, increase revenues, reduce expenses, and ultimately achieve profitable operations. If substantial losses continue, or if we are unable to raise sufficient, additional capital at reasonable terms, liquidity concerns may require us to curtail operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. However, cash in our money market account is currently invested with AIM Funds earning 5.28 percent interest and totaled $3.2 million at December 31, 2006. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 4.60 percent per annum and totaled $0.2 million at December 31, 2006.

Investing activities consumed approximately $6.5 million in the year ended December 31, 2006, reflecting loans made under a promissory note receivable from Amp Resources of approximately $5.5 million, offset by the sale of short-term investments of approximately $0.5 million. Expenditures of approximately $0.8 million in the year ended December 31, 2006 were related to our unsuccessful acquisition, and were consequently reflected as an investing activity rather than an operating activity. Additionally, we spent approximately $0.7 million on equipment and fees relating to filings for patents, trademarks, and the acquisition of a heat transfer technology license.

Investing activities consumed approximately $2.6 million during 2005. Expenditures of approximately $1.0 million in 2005 were related to our unsuccessful acquisition, and were consequently reflected as an investing activity rather than an operating activity. We invested $0.5 million in a low risk short-term instrument and purchased a certificate of deposit to secure our employee credit card facility for approximately $0.4 million during the year ended December 31, 2005. Capital expenditures totaled approximately $0.6 million in the year ended December 31, 2005.

Investing activities during the year ended December 31, 2004 consumed approximately $0.2 million relating to purchases of equipment and fees for filing patents and trademarks.

Financing Activities. Financing activities provided approximately $0.3 million, $21.9 million and $5.5 million of cash in the year ended December 31, 2006, 2005 and 2004, respectively. Financing activity in 2006 provided approximately $0.3 million from the exercises of common stock options and warrants. Financing activity in 2005 consisted of approximately $18.4 million in net proceeds from our Series C convertible preferred financing, approximately $3.0 million from the exercise of common stock warrants and $0.5 million from the exercise of employee stock options. During 2004, we received approximately $3.9 million of net proceeds from the issuance of Series B preferred stock, $0.2 million from a convertible note payable and approximately $1.4 million from the sale of common stock.

As of December 31, 2006, we had stockholders’ equity of approximately $10.8 million and approximately $3.4 million in cash and cash equivalents. We believe that our current cash on hand, together with cash provided by the promissory note receivable collected on March 19, 2007, and cash anticipated to be provided by customer sales will be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures through December 31, 2007. Additionally, to strengthen our financial position, we intend to seek additional capital by raising funds in an equity financing. This equity financing is expected to help us to; begin geothermal well field development activities, if needed; provide flexibility in negotiating customer agreements; provide adequate working capital and cash reserves; and consider strategic acquisitions and alliances.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had the following off-balance sheet arrangements as defined by item 303(a)(4)(II) of SEC Regulation S-K.

On September 2, 2006, we entered into a License and Sublicense Agreement for heat-transfer technologies through a wholly owned subsidiary of Raser, “Raser – Power Systems, LLC”. We also entered into a guaranty on behalf of the subsidiary to irrevocably and unconditionally guarantee full and prompt payment and performance of all the subsidiary obligations under the License and Sublicense Agreement. The guaranty will remain in full force and effect until satisfaction in full of all the subsidiary’s obligations under the License and Sublicense Agreement and is binding on any successors, and inures to the benefit of any third party successor or assignees. The maximum potential amount of future payments under this guarantee cannot be estimated, but payment obligations will be limited to a fraction of expected cash flows from developed projects that utilize the heat transfer license.

On December 22, 2006, we entered into a geothermal lease agreement through our subsidiary, Raser Power Systems, LLC, with Truckee River Ranch, LLC (“Truckee). Under the lease agreement, upon successful placement of an operating geothermal power plant into service, we will issue to Truckee 25,000 restricted shares of Raser common stock. Delivery of the 25,000 restricted shares shall be an advance against any royalty payable, or to become payable, to Truckee. The value shall be determined at the time Truckee sells the stock and the value shall constitute the value for the advance against royalties, whether owing in the present or in the future. Additionally, the value shall also be applied against any rentals payable or to become payable to Truckee.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. We also have ongoing employment commitments

We have entered into operating leases for our corporate headquarters and a testing facility. There is a provision in the corporate headquarters lease that allows for lease termination at our option without penalty on August 31, 2009.

On December, 22, 2006, our subsidiary Raser Power-Systems, LLC, entered into a Geothermal Lease Agreement with Truckee River Ranch, LLC (“Truckee”). Under the lease agreement, Raser obtained the right to develop and construct geothermal power plants on three ranches owned by Truckee in Nevada, consisting of approximately 11,600 acres, and to pursue such projects on an additional 3.0 million acres of land with respect to which Truckee may have geothermal rights. The initial lease term is 50 years, subject to extension for another 50 years as long as we are actively pursuing or generating resources from the leased lands. According to the geothermal lease agreement, the Company, at its sole discretion, may surrender portions of the land or the land in its entirety that the Company does not intend to utilize thereby reducing the rent obligation.

As part of the consideration for the lease, we have agreed to pay Truckee approximately $35,000 per year in rent beginning in year two which continues throughout the lease term as an advance against royalties, and certain royalties on the sale of any geothermal resources produced from the leased lands.

The table below summarizes our obligations pursuant to our non-cancelable leases.

	Total	Less than 1 year	1 to 3 years	4 to 5 years
Operating Leases Obligations	$982,303	$238,510	$448,381	$295,412

During the first quarter of 2005, we pledged a $400,000 certificate of deposit as collateral to secure a corporate credit card program to facilitate employee travel and certain purchases necessary for our business operations. As of December 31, 2006, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations. Effective March 9, 2007, we reduced the number of credit cards available under our the corporate credit card program to one credit card at each of our two locations to facilitate certain purchases necessary for our business operations. The result of this action was to reduce our pledged amount on the same certificate of deposit to $150,000 and reduce the restricted cash balance in favor of our operating cash balance by $250,000.

Recently issued accounting pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company has implemented SAB 108 in 2006 and has determined that the relevant effect of both quantitative and qualitative factors on prior year errors do not materially impact current year consolidated financial statements.

SFAS 159

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 allows us to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, we are required to adopt SFAS 159 by the first quarter of 2007. We are currently evaluating the requirements of SFAS 159 and the potential impact on our financial statements.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

SFAS 155

In February 2006, the FASB amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 resolves issues addressed in the earlier standards and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier application is permitted. We do not expect the adoption of SFAS 155 on January 1, 2007 will have a material impact on the Company’s consolidated financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company has assessed the potential effect of adopting FIN 48 and has concluded that adoption of FIN 48 will have no material impact in its financial statements.

FSP EITF 00-19-2

In December 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This pronouncement requires an entity to recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument subject to that arrangement. If the transfer of consideration is probable and reasonably estimated at inception, the liability should be included in the allocation of proceeds from the financing transaction. The effective date is for financial statements issued for fiscal years beginning after December 31, 2006 and retrospective application is not permitted. We have adopted FSP EITF 00-19-2 effective January 1, 2007.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides information regarding our exposure to the risks of changing interest rates.

As of December 31, 2006, we had approximately $3.8 million in cash and equivalents, including $0.4 million in restricted cash, that were invested primarily in money market accounts until needed for operating and other activities. Current money market rates are approximately 5.28%. If interest rates decline by 1%, the amount of interest earned on our money market balances would be approximately $38,000 lower over a twelve month period.

As of December 31, 2006, we held a note receivable of approximately $5.5 million from Amp Resources. This promissory note has a fixed interest rate of 10% per annum, compounded annually. The due date on the note was subsequently extended from March 1, 2007 to March 22, 2007. On March 19, 2007, Amp Resources re-paid in full the outstanding note receivable balance including accrued interest.

We are exposed to credit loss in the event of nonperformance by counterparties on the above instruments.

ITEM 8.	Financial Statements and Supplementary Data.

Our audited Consolidated Financial Statements, including the notes thereto, appear beginning on page F-1 of this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In a resolution approved on September 13, 2006, our Audit Committee of the Board of Directors approved the appointment of Hein & Associates LLP as our new independent registered public accounting firm for the fiscal year ended December 31, 2006. The Audit Committee also approved the dismissal of Tanner LC effective as of September 13, 2006.

The Audit Committee’s decision to retain Hein & Associates LLP was precipitated by prior auditor’s recommendation that we engage an accounting firm with domain expertise in the power generation industry given our plans to pursue opportunities in the geothermal power generation market. Accordingly, our decision was not related to the quality of services provided by Tanner LC. Based on discussions with Hein & Associates LLP and related inquiries regarding Hein & Associates LLP’s work and existing clients, the Audit Committee believes that Hein & Associates LLP has such expertise.

The report of Tanner on our financial statements as of and for the fiscal year ended December 31, 2005 and 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with Tanner LC’s audits for the fiscal years ended December 31, 2005 and 2004, and the period through the September 13, 2006, there were no disagreements with Tanner LC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner LC, would have caused Tanner LC to make reference to the subject matter of such disagreements in connection with its reports. In addition, no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred during the Registrant’s fiscal years ended December 31, 2005 and 2004 and the period through the effective date of September 13, 2006 except that, as previously disclosed by the Raser in its Annual Report on Form 10-KSB for the year ended December 31, 2004, Tanner LC advised the Company that it did not maintain effective internal control over financial reporting as of December 31, 2004 because of material weaknesses related to the internal control and disclosure control over stock-based compensation, reporting of equity transactions and certain disclosures in the footnotes to the Company’s consolidated financial statements.

The subject matter of the material weaknesses described above was discussed with Tanner LC by our management and the Audit Committee. We have authorized Tanner LC to fully respond to the inquiries of the newly selected independent registered public accounting firm, Hein & Associates LLP.

We provided Tanner LC with a copy of the Current Report on Form 8-K, dated September 13, 2006, prior to its filing with the Securities and Exchange Commission (the “SEC”) and requested that Tanner LC furnish a letter addressed to the SEC stating whether or not Tanner agrees with the statements noted above. A copy of the letter, dated September 13, 2006, from Tanner LC is attached as Exhibit 16.1 to the September 13, 2006 Current Report on Form 8-K.

During the last two most recent fiscal years and the period through the September 13, 2006, neither we nor anyone on our behalf has consulted with Hein & Associates LLP regarding any of the matters referenced in Item 304(a)(2) of Regulation S-K.

ITEM 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We continued to formalize documentation and performed testing of our financial processes during the period covered by this Annual Report on Form 10-K. Our former chief financial officer resigned effective December 4, 2006 and was not replaced by our current chief financial officer until January 8, 2007. During that time, we implemented certain measures, such as requiring executive level approval for items previously approved by the chief financial officer, to ensure that the system of internal control remained effective. No other change in our internal control over financial reporting occurred during the fourth quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s reports on internal controls over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on management’s assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in its report herein.

Report of independent registered public accounting firm

The Board of Directors and Stockholders

Raser Technologies, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” (Item 9A) that Raser Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Raser Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Raser Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Raser Technologies, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 and for the period after re-entry into the development stage (October 1, 2006) through December 31, 2006 and our report dated March 20, 2007 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 20, 2007

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Director, Executive Officers and Corporate Governance.

The information required by this item is included in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference. In addition, we refer you to Part I of this report.

ITEM 11.	Executive Compensation.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors, Inc., the Company and the stockholders of the Company (incorporated by reference to Exhibit 2 to our current report on Form 8-K filed October 14, 2003 (File No. 000-30657))

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

3.2	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our current report on Form 8-K filed July 8, 2005 (File No. 000-30657))

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to our current report on Form 8-K filed April 7, 2005 (File No. 000-30657))

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

4.2	Registration Rights Agreement, dated as of July 22, 2004, among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

4.3	Registration Rights Agreement dated as of April 4, 2005 by and among the Company and the Buyers (as defined therein) (incorporated by reference to Exhibit 4.5 to our current report on Form 8-K filed April 7, 2005 (File No. 000-30657))

Exhibit Number	Description of Document
4.4	Form of Debenture (incorporated by reference to Exhibit 4.3 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

10.1	Securities Purchase Agreement dated as of July 22, 2004 by and among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

10.2	Form of Warrant to Purchase Shares of the Company’s Common Stock (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

10.3	Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Appendix B to our information statement on Schedule 14C filed May 14, 2004 (File No. 000-30657))

10.4	Form of Stock Option Agreement for the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

10.5	Restricted Stock Grant Agreement dated as of February 23, 2004 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.6	Restricted Stock Grant Agreement dated as of February 25, 2004 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.7	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the Company and William Dwyer (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.8	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to our current report on Form 8-K/A filed July 20, 2006 (File No. 001-32661))

10.9	Employment Agreement dated January 31, 2005 between the Company and Brent M. Cook (incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed February 4, 2005 (File No. 000-30657))

10.10	Securities Purchase Agreement dated as of April 4, 2005 by and among the Company and the Buyers (as defined therein) (incorporated by reference to Exhibit 10.9 to our current report on Form 8-K filed April 7, 2005 (File No. 000-30657))

10.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to our current report on Form 8-K filed April 7, 2005 (File No. 000-30657))

10.12	Amended Restricted Stock Grant Agreement dated as of April 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.10 to our current report on Form 8-K filed May 5, 2005 (File No. 000-30657))

10.13	Lease Agreement by and between the Company and EsNET Properties L.C., dated as of March 11, 2005 (incorporated by reference to Exhibit 10.11 to our current report on Form 8-K filed May 24, 2005 (File No. 000-30657))

10.14	Second Amended Restricted Stock Grant Agreement dated as of July 12, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.15	Third Amended Restricted Stock Grant Agreement dated as of July 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.16	First Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 29, 2005 between the Company and William Dwyer (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.17	Amended Restricted Stock Grant Agreement dated July 22, 2005 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

Exhibit Number	Description of Document
10.18	Fifth Amended Restricted Stock Grant Agreement dated as of January 15, 2006 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.19	Second Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of January 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.17 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.20	Second Amended Restricted Stock Grant Agreement dated February 1, 2006 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.21	Employment Agreement dated as of June 27, 2006 between the Company and Patrick J. Schwartz (incorporated by reference to Exhibit 10.16 to our current report on Form 8-K filed June 30, 2006 (File No. 001-32661))

10.22 †	Termination Agreement and Mutual General Release dated as of September 2, 2006 by and among the Company, Power Acquisition Corp., Amp Resources, LLC, Amp Capital Partners, LLC, Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, Sorenson Capital Partners, L.P. and John H. Stevens, individually and as representative of the Amp Resources, LLC Equityholders (as defined therein) (incorporated by reference to Exhibit 10.21 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.23 †	Promissory Note, dated September 2, 2006, between Amp Resources, LLC and the Company (incorporated by reference to Exhibit 10.22 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.24 †	Amended and Restated License and Sublicense Agreement dated as of November 2, 2006 by and between Raser – Power Systems, LLC and Recurrent Engineering, L.L.C. (incorporated by reference to Exhibit 10.23 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.25 †	First Amendment to Intercreditor and Subordination Agreement dated as of September 2, 2006 by and among Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, SCP/AR, LLC, AMP Capital Partners, LLC and the Company (incorporated by reference to Exhibit 10.24 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.26 †	Guaranty dated September 2, 2006 by and between the Company and Recurrent Engineering LLC (incorporated by reference to Exhibit 10.25 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.27	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to our current report on Form 8-K/A filed July 20, 2006 (File No. 001-32661))

10.28	Share Contribution Agreement dated as of April 7, 2005 by and between the Company and Kraig Higginson (incorporated by reference to Exhibit 10.27 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.29	Third Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.28 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.30	Settlement Agreement, Severance Agreement and Release dated January 2, 2007 between the Company and William Dwyer (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 5, 2007 (File No. 001-32661))

10.31	Employment Agreement dated as of January 8, 2007 by and between Raser Technologies Operating Company, Inc. and Martin F. Petersen (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 11, 2007 (File No. 001-32661))

10.32	Third Amended Restricted Stock Grant Agreement dated as of January 16, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 19, 2007 (File No. 001-32661))

Exhibit Number	Description of Document
10.33†	Geothermal Lease Agreement dated December 22, 2006 among Raser-Power Systems, LLC, and Truckee River Ranch, LLC

21.1	Subsidiaries of Raser Technologies, Inc.

23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2	Consent of Tanner LC, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RASER TECHNOLOGIES, INC.

Date: March 20, 2007	/s/ Brent M. Cook
Brent M. Cook, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent M. Cook and Martin F. Petersen, and each or any one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capabilities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 20, 2007	/s/ Brent M. Cook
Brent M. Cook, Chief Executive Officer and Director (principal executive officer)

Date: March 20, 2007	/s/ Kraig T. Higginson
Kraig T. Higginson, Executive Chairman of the Board

Date: March 20, 2007	/s/ Martin F. Petersen
Martin F. Petersen, Chief Financial Officer (principal financial and accounting officer)

Date: March 20, 2007	/s/ Reynold Roeder
Reynold Roeder, Director

Date: March 20, 2007	/s/ Barry Markowitz
Barry Markowitz, Director

Date: March 20, 2007	/s/ Alan Perriton
Alan Perriton, Director

Date: March 20, 2007	/s/ James A. Herickhoff
James A. Herickhoff, Director

Date: March 20, 2007	/s/ Lee A. Daniels
Lee A. Daniels, Director

RASER TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 and for the period after re-entry into development stage (October 1, 2006) through December 31, 2006	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004 and for the period after re-entry into development stage (October 1, 2006) through December 31, 2006

F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 and for the period after re-entry into development stage (October 1, 2006) through December 31, 2006	F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Raser Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Raser Technologies, Inc. and subsidiaries (the “Company”, “a development stage enterprise”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the period after re-entry into development stage (October 1, 2006) through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raser Technologies, Inc. and subsidiaries as of December 31, 2006, and the results of their consolidated operations and their consolidated cash flows for the year then ended and for the period after re-entry into development stage (October 1, 2006) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Raser Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Raser Technologies, Inc.

We have audited the consolidated balance sheet of Raser Technologies, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raser Technologies, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/ TANNER LC

Salt Lake City, Utah
April 6, 2006

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Balance Sheets

Assets
	December 31
	2006	2005
Current assets:
Cash and cash equivalents	$3,351,568	$17,467,545
Restricted cash	400,000	400,000
Short-term investments	—	533,512
Accounts receivable	84,900	134,835
Note receivable and accrued interest	5,952,074	—
Other current assets	165,229	154,002

Total current assets	9,953,771	18,689,894
Equipment, net	681,029	580,526
Unproved property and prepaid delay rentals	198,350	—
Intangible assets, net	560,387	283,121
Other assets	11,910	11,110

Total assets	$11,405,447	$19,564,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$439,413	$160,576
Accrued liabilities	231,400	184,483
Unearned revenues	24,433	25,080

Total current liabilities	695,246	370,139
Contingencies and commitments, (see Notes 5, 8 and 10)
Stockholders equity:
Series B and C convertible preferred stock, $.01 par value, 5,000,000 shares authorized; no shares Series B issued and outstanding, and no shares of Series C issued and outstanding.	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 51,389,295 and 50,404,005 shares issued and outstanding respectively.	513,893	504,040
Additional paid in capital	45,669,956	35,675,184
Accumulated deficit	(30,972,177)	(16,984,712)
Accumulated deficit after re-entry into development stage	(4,501,471)	—

Total stockholders’ equity	10,710,201	19,194,512

Total liabilities and stockholders’ equity	$11,405,447	$19,564,651

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statements of Operations

	Year Ended December 31,			For the period after re-entry into development stage (October 1, 2006) through December 31,
	2006	2005	2004	2006
Revenue	$122,732	$331,735	$30,000	$44,717

Operating expense
Cost of sales	438,278	481,946	—	44,717
General and administrative	15,050,080	7,331,318	5,186,470	3,667,492
Research and development	3,893,540	2,062,050	1,634,541	942,459

Total operating expenses	19,381,898	9,875,314	6,821,011	4,654,668

Operating loss	(19,259,166)	(9,543,579)	(6,791,011)	(4,609,951)
Interest income	874,831	574,972	18,436	204,569
Gain on mark-to-market of derivative associated with Series C preferred stock	—	37,117	—	—
Interest (expense)	—	—	(203,500)	—
Loss on the sale of securities	(8,512)	(1,326)	—	—
Series B warrant registration costs	(96,089)	—	—	(96,089)

Loss before income taxes	(18,488,936)	(8,932,816)	(6,976,075)	(4,501,471)
Income tax benefit (expense)	—	—	—	—

Net loss	(18,488,936)	(8,932,816)	(6,976,075)	(4,501,471)
Preferred stock dividends	—	(7,536)	(66,206)	—
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	—	(5,668,704)	(4,240,500)	—

Net loss applicable to common stockholders	$(18,488,936)	$(14,609,056)	$(11,282,781)	$(4,501,471)

Loss per common share-basic and diluted	$(0.36)	$(0.29)	$(0.24)

Weighted average common shares-basic and diluted	50,745,000	49,882,000	47,365,000

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statement of Stockholders’ Equity

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Deficit Accumulated after re-entry into development stage	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2004	—	$—	46,306,000	$463,060	$816,087	$(1,075,821)		$203,326
Stock options and warrants issued for services					553,048			553,048
Beneficial conversion feature					200,000			200,000
Series B preferred stock issued for cash	4,241	42			3,896,313			3,896,355
Common stock issued for:
Exercise of warrants			114,315	1,143	392,518			393,661
Conversion of debt primarily due from related parties			100,000	1,000	199,000			200,000
Conversion of Series B preferred stock	(3,107)	(31)	887,566	8,876	(8,845)			—
Employee and contractor services			791,979	7,920	3,504,861			3,512,781
Cash			522,300	5,223	1,039,443			1,044,666
Series B preferred stock dividends paid					(66,206)			(66,206)
Net loss						(6,976,075)		(6,976,075)

Balance at December 31, 2004	1,134	$11	48,722,160	$487,222	$10,526,219	$(8,051,896)		$2,961,556
Stock options and warrants issued for services					268,783			268,783
Employee compensation					2,065,994			2,065,994
Derivative liability associated with Series C preferred stock					(37,117)			(37,117)
Accelerated vesting of stock options					660,250			660,250
Series C preferred stock issued for cash	20,000	200			18,401,866			18,402,066
Common stock contributed by stockholder per share contribution agreement			(218,587)	(2,186)	2,186			—
Common shares returned for Settlement Agreement			(169,800)	(1,698)	1,698			—
Common stock issued for:
Stock options and warrant exercises			489,818	4,898	3,485,347			3,490,245
Conversion of Series B preferred stock	(1,134)	(11)	323,995	3,240	(3,229)			—
Conversion of Series C preferred stock	(20,000)	(200)	1,051,919	10,519	(10,356)			(37)
Employee grant vesting			187,500	1,875	(1,875)			—
Contractor services			17,000	170	322,954			323,124
Series B preferred stock dividends paid					(7,536)			(7,536)
Net Loss						(8,932,816)		(8,932,816)

Balance at December 31, 2005	—	$—	50,404,005	$504,040	$35,675,184	$(16,984,712)		$19,194,512

Employee compensatory share grants and stock options					6,819,481			6,819,481
Net common share settlement agreement			(99,293)	(993)	(993,923)			(994,916)
Common stock issued for:
Employee grant vesting			460,166	4,602	(4,602)			—
Contractor services			3,500	35	67,791			67,826
Stock options and warrant exercises			58,000	580	244,870			245,450
Employee compensatory share grants and stock options as a development stage enterprise (since October 1, 2006)					2,359,434			2,359,434
Common stock issued as a development stage enterprise (since October 1, 2006) for:
Unproved property acquisition on December 22, 2006 at a fair market value of $4.61 per share			25,000	250	115,000			115,250
Stock options exercises on October 13 and 20, 2006 at prices of $6.00 and $6.75 per share, respectively			14,000	140	50,960			51,100
Employee share grant vesting at prices ranging from $3.79 to $6.80 per share from October 1 to December 31, 2006			223,917	2,239	(2,239)			—
Contractor services on November 2, 2006 at a fair market value of $4.47 per share for services completed on September 1, 2006			300,000	3,000	1,338,000			1,341,000
Net Loss						(13,987,465)	$(4,501,471)	(18,488,936)

Balance at December 31, 2006	—	$—	51,389,295	$513,893	$45,669,956	$(30,972,177)	$(4,501,471)	$10,710,201

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statements of Cash Flows

	Year Ended December 31,			For the period after re-entry into development stage (October 1, 2006) through December 31,
	2006	2005	2004	2006
Cash flows from operating activities:
Net loss	$(18,488,936)	$(8,932,816)	$(6,976,075)	$(4,501,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	202,234	103,269	20,276	55,437
Gain on derivative associated with Series C preferred stock	—	(37,117)	—	—
Impairment of abandoned patent applications	47,965	—	—	19,317
Impairment of capitalized acquisition costs	806,772	955,368	—	—
Loss on disposal of assets	5,791	986	—	2,984
Loss on the sale of securities	8,512	1,326	—	—
Common stock, stock options and warrants issued for services	10,587,742	3,318,151	4,065,828	2,370,859
Beneficial conversion feature on conversion of related party notes payable	—	—	200,000	—
Withholding tax for net share issuance	(994,916)	—	—	—
Decrease (increase )in accounts receivable	49,935	(134,835)	—	(69,150)
Decrease (increase) in other assets	(77,503)	(74,622)	(65,863)	23,372
Increase in interest receivable	(388,247)	(16,275)	—	(139,829)
(Decrease) increase in account payable	278,837	139,954	(48,817)	179,488
(Decrease) increase in accrued liabilities	46,917	180,108	(22,732)	(79,550)
(Decrease) increase in unearned revenues	(647)	15,080	10,000	24,433

Net cash used in operating activities	(7,915,544)	(4,481,423)	(2,817,383)	(2,114,110)

Cash flows from investing activities:
Purchase of available for sale securities	—	(738,088)	—	—
Proceeds from the sale of short term investments	525,000	203,250	—	—
Increase in notes receivable	(5,547,552)	—	—	—
Cost of attempted acquisition	(806,772)	(955,368)	—	—
(Increase) decrease in other assets	(800)	—	—	—
Decrease (Increase) in restricted cash	—	(400,000)	—	—
Increase in intangible assets	(344,861)	(155,312)	(119,814)	(51,039)
Purchase of equipment	(321,998)	(556,811)	(97,496)	(75,534)
Proceeds from the sale of equipment	—	1,073	—	—

Net cash used in investing activities	(6,496,983)	(2,601,256)	(217,310)	(126,573)

Cash flows from financing activities:
Proceeds from related party note payable	—	—	65,000	—
Proceeds from convertible note payable	—	—	200,000	—
Payments on related party note payable	—	—	(65,000)	—
Proceeds from exercise of common stock warrants	51,300	2,963,050	—	—
Proceeds from exercise of common stock options	245,250	527,157	—	51,100
Proceeds from sale of Series B preferred stock	—	—	3,896,355	—
Proceeds from sale of Series C preferred stock	—	18,402,067	—	—
Proceeds from the sale of common stock and member contributions	—	—	1,438,327	—
Preferred stock dividends paid	—	(7,536)	(66,206)	—

Net cash provided by financing activities	296,550	21,884,738	5,468,476	51,100

Net increase (decrease) in cash and cash equivalents	(14,115,977)	14,802,059	2,433,783	(2,189,583)
Cash and cash equivalents at beginning of period	17,467,545	2,665,486	231,703	5,541,151

Cash and cash equivalents at end of period	$3,351,568	$17,467,545	$2,665,486	$3,351,568

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Notes to Consolidated Financial Statements

Note 1. Description of the Business and Basis of Presentation

Nature of Business

Raser Technologies, Inc., a Utah corporation (“Raser”, the “Company”, “we” or “our”) is a technology licensing and development company. We operate in two business segments, Transportation and Industrial Technology, and Power Systems. The Transportation and Industrial Technology segment focuses on improving the efficiency and power density of electric motors, generators and their associated power electronic drives and controls. This technology is known as SymetronTM technology. The Power Systems segment is seeking to develop new geothermal electric power generating plants and bottom-cycling operations that generate electric power from the waste heat of existing power plants and industrial facilities, incorporating licensed heat-transfer technology and our SymetronTM technology. Raser was formed on July 18, 2003 and organized under the laws of the State of Utah as a successor to Raser Technologies, LLC, a Utah limited liability company formed on October 28, 2002. On October 28, 2003, the Company became a publicly-traded company through a reverse merger with Wasatch Web Advisors, Inc. Raser has authorized 250,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Development Stage Enterprise

The Company currently operates as a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. In 2005, the Company transitioned from a development stage to an operating stage enterprise for accounting purposes. In the fourth quarter of 2006, the Company’s management reassessed its current operations and determined that Raser should be reported as a development stage enterprise effective October 1, 2006. The decision was primarily based upon the fact that the revenue generating capacity from the transportation and industrial technology segment has been delayed because licensing agreements with certain customers have not materialized as expected, and commercially licensing our technologies is taking longer than anticipated. Additionally, the Company is currently utilizing its resources to research and locate “high probability” areas for geothermal activity. Management is developing relationships to acquire mineral and geothermal rights, through long-term geothermal lease agreements, that enable us to explore, drill and construct geothermal power plant on leased property. To fund these operations, Raser intends to raise capital through monetization of certain tax benefits associated with these renewable energy plants. Accordingly, the consolidated statements of operations and cash flows include cumulative balances from the inception of the development stage date of October 1, 2006 to December 31, 2006.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As discussed in the Nature of Business above, the Company re-entered the development stage in October 2006. As reflected in the accompanying consolidated financial statements, as of December 31, 2006, we had cash and cash equivalents on hand of $3.4 million and a notes receivable including accrued interest (due on March 1, 2007) totaling approximately $6.0 million. Subsequently, both parties agreed to extend the due date of the promissory note from March 1, 2007 to March 22, 2007. On March 19, 2007, Amp Resources re-paid in full the outstanding balance of the promissory note receivable. Cash used in operations totaled approximately $7.9 million for the year ended December 31, 2006 and the accumulated deficit and deficit accumulated after re-entry into development stage totaled $35.5 million. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan to increase revenues and ultimately achieve profitable operations.

As a research and development company, we have incurred substantial losses since inception and we are not operating at cash breakeven. If substantial losses continue, or if we are unable to raise sufficient additional capital, liquidity problems will require us to curtail operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current year presentation.

Concentration of Credit Risk

The Company maintains its cash in deposit accounts one bank in Utah. At times, cash balances may exceed federally insured limits. We also maintain cash in one money market account, not affiliated with the bank, which earns a variable interest rate. The variable interest rate on December 31, 2006 was 5.28%. The average variable interest rate for fiscal 2006 was 5.07%, while the average variable interest rate for the fourth quarter of 2006 was 5.25%. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company generated revenue in 2006 from two government contractors. Approximately 95% of the Company’s revenue in 2005 was from two customers and during 2004, all revenue was from one customer.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include all of the assets, liabilities, revenue, expenses and cash flows of Raser Technologies, Inc., and its wholly owned subsidiaries; Raser Technologies Operating Company, Inc., RT Patent Company, Inc., and Raser-Power Systems, LLC. All inter-company accounts and transactions between the consolidated companies have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts receivable, notes receivable, interest receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The fair values of short-term investments are determined using quoted market prices for these securities.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are classified as cash equivalents.

Restricted Cash

Restricted cash of $400,000 as of December 31, 2006 consists of a certificate of deposit held with a bank to secure a credit card purchasing arrangement utilized to facilitate employee travel and certain ordinary purchases for the Company’s business operations. The certificate of deposit earns 4.6% interest per annum and will mature on March 29, 2008. Quarterly, the interest earned from the certificate of deposit is deposited into our operating bank account.

Effective March 9, 2007, we reduced the number of credit cards available under our the corporate credit card program to one credit card at each of our two locations to facilitate certain purchases necessary for our business operations. The result of this action was to reduce our pledged amount on the same certificate of deposit to $150,000 and reduce the restricted cash balance in favor of our operating cash balance by $250,000.

Short-term Investments

Short-term investments are considered available-for-sale securities and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. As of December 31, 2006 and 2005, the cost and fair market value of short-term investments was $0 and $533,512, respectively. There was no unrealized gain or loss record for the year ended December 31, 2006. Short-term investments as of December 31, 2005 consisted of corporate bonds that all had maturity dates of less than 12 months.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management estimates an allowance for doubtful accounts by identifying aged delinquent accounts determined by contractual terms and by using historical experience. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded when received as a credit to the allowance.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including its unproved geothermal properties, equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

Equipment

Equipment is recorded at cost and is depreciated over the estimated useful life of the related asset. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives of equipment are as follows:

Office Software	3-5 years
Office Equipment	3-7 years
Engineering Software	5-7 years
Engineering Equipment	3-7 years
Demonstration Vehicles	5-7 years
Marketing Equipment	3-7 years

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 totaled $182,600, $86,900 and $16,400, respectively.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. Leasehold improvements are depreciated over the remaining life of the lease. Upon retirement or disposition of equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Geothermal Properties

Consistent with the Securities and Exchange Commission (“SEC”) financial accounting and reporting standards prescribed in Regulation S-X for companies engaged in the Oil and Gas producing activities, industry standards financial and reporting standards for companies engaged in geothermal power generation prescribe two method of accountings: the successful efforts method and the full cost method. The Company accounts for its geothermal properties using the successful efforts method of accounting. Under this method, lease acquisition costs including lease bonuses, legal costs, permit costs, and the fair value of other forms of compensation to acquire the lease are capitalized as unproved property when incurred. Exploration costs including costs of carrying and retaining undeveloped properties, such as delay rentals, certain taxes on the properties, legal costs for title defense, and the maintenance of land and lease records are expensed when incurred. Once reserves are discovered, the property is classified as a “proved property” and capitalized costs are amortized. Management is currently assessing which generally accepted accounting principle method to use for depletion. Assuming they cannot be used as reinjection in wells, unsuccessful exploration or dry hole wells on unproved properties are expensed in the period in which the wells are determined to be dry. Dry hole wells on proved property are capitalized and amortized. There are no proved reserves as of December 31, 2006

Intangible Assets

Costs of internally developing, maintaining or restoring patents and trademarks that are specifically identifiable and have determinate lives are capitalized. The costs of patents are amortized on a straight-line basis over the estimated useful life or 20 years from the date of the first filing. The costs of trademarks are not amortized because their useful lives are indefinite.

The Company assesses recoverability of its patents by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate which reflects the Company’s average cost of funds.

The Company has experienced a challenge to its intellectual trademark by Razor USA LLC. The Company believes that the opposition filed before the Trademark Trial and Appeals Board is without merit. The Company will vigorously defend the trademark and will capitalize the amount spent in defense of the trademark rights as long as a successful outcome is reasonably anticipated. A negative outcome would result in impairment of the trademark which would be written off and expensed accordingly.

Costs incurred to acquire the global heat transfer technology license have been capitalized and amortized on a straight-line basis over the estimated useful life of the related patents underlying and accompanying the license, or 11.5 years.

The Company periodically reviews intangible assets for impairment. Abandoned or permanently impaired intangible assets are written off and expensed in the period when the impairment occurs.

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

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition, as amended. Although we have earned limited revenues since inception, we expect to earn revenue in the future through various sources. The primary sources of anticipated revenue are: royalty fees from geothermal power generation or from transportation and industrial applications, fees for the license of technology, operating revenue from geothermal power plant operations, contracted and subcontracted engineering services for governmental agencies, and fees for engineering services

Recognition of royalty revenue from geothermal power generation will occur as soon as the production quantity on which the payment is to be based is known. We anticipate that geothermal royalty revenue will be generally set at a prescribed dollar amount per kilowatt hour on a percentage of electric revenue and tax credits earned by the licensee. Recurring license fees or royalty payments will be recognized in the period when earned, which coincides with the sale of electricity by our licensees, provided standard revenue recognition criteria such as amounts being “fixed or determinable” are met.

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

Recognition of revenue related to contracted and subcontracted engineering services for governmental agencies with specific performance criteria occurs when the customer agrees that the specific performance criteria have been met. Costs incurred to achieve the performance criteria are deferred and recognized concurrent with the recognition of revenue unless they are determined to be unrecoverable. For contracts in which the fee is estimated to equal 100% of the cost to complete the contract, we recognize revenue as the cost is incurred to complete the project using zero as our estimate of profit under the percentage-of-completion method.

Recognition of revenue related to engineering services will depend on whether the revenue is contingent on deliverables required by the agreement. If the fee is non-refundable, we have no specific milestones to meet, and there are no required performance criteria, we recognize the revenue as the cost is incurred to complete the project on the percentage-of-completion basis. For agreements with specific milestones that must be met before payment becomes due, we recognize the revenue at the completion of each milestone on the percentage of completion basis. Costs incurred to achieve the milestones are deferred until the recognition of the related revenue unless such costs are determined not to be recoverable. In the period when estimated costs exceed projected revenues, we recognize a loss on the contract.

Recognition of royalty revenue will occur when the production quantity on which the payment is to be based is incurred.

Equity Based Compensation

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

For performance-based equity compensation, management assesses the likelihood that the event will successfully occur and computes the fair value of the instrument at each quarterly balance sheet date. When the performance is assessed as “probable”, expense is recognized on a pro rata basis over the estimated service period. When the performance is assessed as less than “probable”, no expense is recognized.

The Company issues shares of common stock as payment for services or purchase of assets to certain service providers, contractors and other non-employees. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, stock issued for services is valued based on the fair value of the stock on the earlier of the date of a performance commitment agreement or the date when performance is completed. Expense is recognized over the requisite service period of the stock award.

Stock issued for the purchase of assets is also valued based on the fair value of the stock on the date the stock is issued or required to be issued per the purchase agreement, or the fair value of the assets acquired, whichever is more readily determinable. The assets are recorded based on the more readily determinable fair value of the stock issued or the assets acquired.

Prior to January 1, 2006, no stock-based compensation expense was recognized for stock options as no options were granted to employees at less than market prices on the dates of grant. The Company’s net loss and loss per share for 2005 would have been increased to the pro forma amounts shown below if compensation expense had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.”

	Year Ended December 31,
	2005	2004
Net loss applicable to common shareholders as reported	$(14,609,056)	$(11,282,781)
Deduct:
Total stock-based employee compensation expense determined under fair value based method	(1,833,065)	(2,208,831)

Net loss pro forma	$(16,442,121)	$(13,491,612)

Basic and diluted – as reported	$(.29)	$(.24)

Basic and diluted – pro forma	$(.33)	$(.28)

See Note 10 for more information regarding the Company’s stock Compensation plans and the assumptions used to prepare the pro forma information presented above.

Options granted to employees are valued by applying the fair value based method to stock-based employee compensation in each period utilizing the Black-Scholes option pricing model, a generally accepted valuation model for determining the fair value of options. The maximum term of each option is ten years. With respect to stock options granted during the years ended December 31, 2006, 2005 and 2004, the assumptions used in the Black-Scholes option-pricing model were as follows:

	Year ended December 31,
	2006	2005	2004
Risk-free interest rate	4.35 –5.19%	2.80 –4.25%	2.79 –4.75%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	109 –117%	111 –115%	93 –103%
Expected exercise life (in years)	6.0	0.25 – 6.0	3.0 – 10.0

The risk-free interest rate is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. Expected dividend yield is based on the Company’s dividend history and anticipated dividend policy. Expected volatility is based on historical volatility for the Company’s common stock. Expected exercise life is based on management estimates of future attrition and early exercise rates, giving consideration to employee exercise behavior since filing of our initial S-8 registration statement for our Amended and Restated 2004 Long Term Incentive Plan on March 3, 2005.

Loss per Share of Common Stock

The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding in accordance with SFAS 128, “Earnings Per Share”.

Stock warrants, stock options and unvested share awards are not included in the calculation of dilutive loss per common share because the Company has experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive. Also see Note 11 for potentially dilutive shares.

Note 3. Note Receivable

During the second quarter of 2006, the Company entered into promissory notes (the “Notes”) with Amp Resources, LLC (“Debtor”) pursuant to which the Company loaned approximately $5.5 million to Debtor. On September 2, 2006, the Company signed a new promissory note (“Revised Note”) with Debtor affirming the $5.5 million un-secured obligation. In addition, an inter-creditor agreement was signed by the Company, Debtor and certain Debtor creditors on the same date. The entire unpaid principal balance and accrued, but unpaid, interest under the Revised Note was due and payable two business days after the earlier to occur of March 1, 2007 or the achievement by Debtor of certain other milestones involving certain geothermal power production projects of Debtor (the “Geothermal Projects”), including but not limited to the sale or financing of certain of the Geothermal Projects, the sale or assignment of contracts covering certain of the Geothermal Projects, or the consummation of corporate level financing or refinancing of Debtor by one or more third parties. Payments of principal or interest under the Revised Note are subordinate to certain obligations of Debtor. The due date of the Revised Note was subsequently extended from March 1, 2007 to March 22, 2007.

Through March 1, 2007, this Revised Note accrued interest at a rate of 10% per annum, compounded annually. Beginning March 2, 2007, the interest rate increased to 18% per annum. The principal and interest of the Revised Note may not be prepaid in whole or in part, without premium or penalty, without the prior written consent of the holders of two thirds of the equity interests of Debtor. The principal and interest on the Revised Note is unsecured and non-negotiable, but can be assigned or transferred with the written approval of Debtor prior to a certain date and can be assigned or transferred without restriction on or after that date (see collection of the Revised Note in Note 16 subsequent events below).

The Company recognized $404,522 and $0 of interest income on the Note Receivable in the year ended December 31, 2006, and 2005, respectively. Interest receivable totaled $404,522 and $0 at December 31, 2006 and 2005, respectively.

Note 4. Equipment, net

Equipment consisted of the following at December 31:

	2006	2005
Office software	$18,052	$10,067
Office equipment	221,019	188,941
Engineering software	254,662	211,545
Engineering equipment	371,178	233,968
Demonstration vehicles	27,013	27,013
Marketing equipment	12,250	12,250
Leasehold improvements	57,575	—

Total	961,749	683,784
Accumulated depreciation	(280,720)	(103,258)

Net Equipment	$681,029	$580,526

Note 5. Unproved Property and Prepaid Delay Rentals

On December, 22, 2006, Raser, through its subsidiary Raser-Power Systems, LLC, entered into a geothermal lease agreement with the owner of three ranches in Nevada. Under the lease agreement, Raser obtained the right to begin development and construction of geothermal power plants on the three ranches, consisting of approximately 11,600 acres, and to pursue similar projects on 3.0 additional million acres of land in which the owner may have geothermal rights. The initial lease term is 50 years, subject to extension for as long as Raser is actively pursuing or generating resources from the leased lands.

As part of the overall consideration for the geothermal lease agreement, Raser agreed to make an up-front payment of $25,000 in cash, as a lease bonus, to cover the first year rental obligation, and issue to the owner 25,000 restricted shares of Raser common stock that had a fair value of $115,250 on the grant date. These costs have been capitalized and classified as unproved property and prepaid delay rentals. Certain legal fees incurred to acquire the geothermal lease agreement were also capitalized as unproved property totaling $8,100. Additionally, Raser agreed to pay $50,000 as an advance against future delay rentals and/or royalties beginning in the second year of the agreement.

Raser also committed to grant 25,000 restricted shares of Raser common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. When the shares become unrestricted and are sold by the land owner, the total market value of the shares will be credited as an advance toward future rentals and royalty payments. Management has assessed the likelihood of placing a geothermal power plant in operation in accordance with this lease as “reasonably probable” and, accordingly has not recorded the related asset. Unproved property and prepaid delay rentals are not amortized.

Once reserves are discovered, the unproved property is classified as a “proved” property and capitalized costs are amortized using the unit-of-production method based on total estimated reserves. As of December 31, 2006, the properties are still in the exploratory phase and have not been evaluated for viability, generating capacity, or potential reserves.

Note 6. Intangible Assets, net

At December 31, 2006 and 2005, the Company had capitalized costs directly related to internally developing, maintaining or restoring patents and trademarks totaling $463,757 and $295,319, respectively. The accumulated amortization related to patents at December 31, 2006 and 2005 totaled $25,002 and $12,198, respectively. Since trademarks are considered to have indefinite lives, the costs of trademarks are not amortized.

	December 31,
	2006	2005
Patents	$351,753	$261,729
Trademarks	112,004	33,590

Patents and Trademarks at Cost	463,757	295,319
Accumulated Amortization	(25,002)	(12,198)

Net Patents & Trademarks	$438,755	$283,121

Amortization expense relating to patents totaled $16,000 for the year ended December 31, 2006 and amortization expense for the succeeding five years is $18,237 per year or $91,185.

Abandoned or impaired patents and trademarks are written off in the period when the impairment occurred and a loss is recorded based upon the historical cost less accumulated amortization of the asset. For the years ended December 31, 2006, 2005 and 2004, losses relating to abandonment of patents and trademarks total $47,965, $0 and $0, respectively.

On September 2, 2006, we settled a law suit wherein a newly formed subsidiary of Raser received a global license (excluding Australia, New Zealand, South Africa, and Canada) for certain key heat transfer technologies including geothermal, waste heat recovery and bottom-cycling applications. While there were no direct payments to obtain this license, approximately $125,263 of external expenses associated with reaching the settlement during the third quarter of 2006 were capitalized as the intangible cost of obtaining the license.

Costs incurred to acquire the global heat transfer technology license are amortized on a straight-line basis over the estimated useful life of the related patents underlying and accompanying the license, over 11.5 years. Accumulated amortization at December 31, 2006 totaled $3,631. Amortization expense relating to the global heat transfer technology license for the succeeding five years is $10,891 per year or $54,456.

Note 7. Deferred Acquisition Costs

Costs incurred that are directly related to the completion of a proposed acquisition are deferred on the balance sheet and capitalized as part of the purchase price if the transaction is completed. Such costs are expensed if the potential acquisition is no longer considered probable by management.

Consistent with this policy, approximately $955,000 of acquisition costs relating to a proposed acquisition had been expensed during the year ended December 31, 2005. In addition, in anticipation of the Amp Resources acquisition, approximately $807,000 of acquisition costs incurred during the first two quarters of 2006 were expensed in the second quarter of 2006. At December 31, 2006 and 2005 the deferred acquisition costs balance was $0.

Note 8. Contingencies and Commitments

The Company has entered non-cancelable operating leases for its business facility and a testing facility. The Company has commitments under these leases that extend through August 31, 2011.

On December, 22, 2006, Raser, entered into a 50-year geothermal lease agreement. Under the lease agreement, Raser obtained the right to begin development and construction of geothermal power plants on three ranches in Nevada, consisting of approximately 11,600 acres, and to pursue similar projects on 3.0 million additional acres of land in which the owner may have geothermal rights. The initial lease term is subject to extension for as long as Raser is actively pursuing or generating resources from the leased lands.

As part of consideration for the 50-year geothermal lease agreement, Raser has agreed to pay approximately $34,800 per year in rent beginning in year two which continues throughout the lease term as an advance against royalties, and certain royalties on the sale of any geothermal resources produced from the leased lands. To date, the properties are still in the exploratory phase and have not been evaluated for viability, generating capacity, or potential reserves. According to the geothermal lease agreement, the Company, at its sole discretion, may surrender portions of the land or the land in its entirety that the Company does not intend to utilize thereby reducing the rent obligation.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2006 were as follows:

Year Ending December 31,	Minimum lease payment
2007	$238,510
2008	244,154
2009	204,227
2010	176,235
2011	119,177

Total minimum payments	$982,303

Total rent expense for the years ended December 31, 2006, 2005 and 2004, was approximately $226,000, $143,000 and $100,000, respectively.

As of December 31, 2006, we did not have any letters of credit or repurchase obligations.

On September 2, 2006, the Company entered into a license and sublicense agreement for heat transfer technologies through a wholly owned subsidiary of Raser, Raser – Power Systems, LLC. We also entered into a guaranty on behalf of the subsidiary to irrevocably and unconditionally guarantee full and prompt payment and performance of all the subsidiary obligations under the license and sublicense agreement. The guaranty will remain in full force and effect until satisfaction in full of all the subsidiary’s obligations under the agreement and is binding on any successors, and inures to the benefit of any third party successor or assignees. The maximum potential amount of future payments under this guarantee cannot be estimated, but payment obligations will be limited to a fraction of expected cash flows from developed projects that utilize the heat transfer license.

The Company has a contractual obligation to deliver 151,665 shares of Raser common stock ratably from January 3, 2007 to September 19, 2007 to a former employee. The fair values of these shares have been expensed during the years ended December 31, 2006 and 2005 totaling $772,000 and 176,000, respectively.

Note 9. Preferred Stock and Warrants

The Company has authorized 5,000,000 shares of preferred stock.

Series B Preferred Stock

In 2004, the Company sold 4,240.5 shares of Series B 7%, $.01 par value, convertible non-voting preferred stock (“Series B Preferred Stock”) in exchange for net proceeds of approximately $3.9 million. On January 20, 2005, the Company converted all outstanding Series B Preferred Stock pursuant to the terms of the Certificate of Designation. Accordingly, at December 31, 2006 and 2005 there were no shares outstanding, respectively.

Dividends

The holders of the Series B Preferred Stock are entitled to dividends at the rate of 7 percent per year of the value of their investment, payable quarterly, in either cash or shares of Raser common stock. Dividends are cumulative. The Company elected to pay all dividends in cash totaling $66,206, and $7,536 during 2004 and 2005, respectively. The Company’s dividend obligation ceased upon conversion of all outstanding Series B Preferred Stock shares on January 20, 2005.

Series B Warrants

Holders of Series B Preferred Stock were granted cash-only exercise warrants equal to 25% of the common stock available to them upon conversion at an exercise price of $8.55 per share. As of December 31, 2004 no preferred shareholders had exercised their warrants from the Series B Preferred Stock offering. During the year ending December 31, 2006 and 2005, 6,000 and 342,744 warrants were exercised by holders of Series B Preferred Stock, providing approximately $51,300 and $2,930,000 in cash to the Company. 63,947 warrants were outstanding and unexercised at December 31, 2006.

Series B Warrant Price Reset Feature

In conjunction with issuing the Series B Convertible Preferred Stock, Raser issued 412,691 warrants that contained an exercise price reset feature based upon certain conditions and events that would cause the warrant exercise price for outstanding warrant holders to be adjusted downward to fair value of the common stock on the date when the event occurred. In November 2006, we issued shares to a service provider which triggered the warrant re-pricing feature in 63,947 outstanding and exercisable warrants. Accordingly, the outstanding warrants previously exercisable for $8.55 per warrant were reset to a new exercise price of $6.05 per warrant.

Based upon the price reset feature in the Series B warrant agreement, further warrant pricing resets may occur given the occurrence of certain conditions and events.

The following table summarizes the warrants issued, outstanding and exercisable at December 31, 2006:

Series B Warrants
Grant dates	July –Sept, 2004
Exercise price	$6.05
Expiration date	October 5, 2007
Warrants outstanding and exercisable	63,947
Proceeds if exercised	$386,879

Registration Rights Agreement

The Series B preferred stock securities purchase agreement provides the purchasers of the Series B preferred stock and the related Series B warrants with certain rights to register shares of common stock and rights to remain continuously effective until all Series B preferred shares and Series B warrants are exercised or expired. In September 2004, all of the outstanding Series B preferred shares and certain of the Series B warrants were converted into shares of common stock under the original SB-2 registration filed on September 20, 2005. According to the agreement, we failed to maintain a continuously effective registration for the common shares issuable upon exercise of Series B warrants as required by the stock securities purchase agreement, resulting in liquidating damages and interest totaling $96,000 for the year ended December 31, 2006. The Company intends to comply with the requirements of the stock securities purchase agreement as soon as practicable, and as such, the future Liability associated with the registration rights is believed to be insignificant.

Convertibility

Series B Preferred Stock was convertible into the Company’s common stock by dividing $3.50 into the value of the investment at $1,000 per preferred share.

During 2004, 3,107 shares of Series B Preferred Stock were converted into 887,566 shares of the Company’s common stock and the remaining 1,133.5 Series B Preferred shares were converted into 323,995 shares of the Company’s common stock in 2005. As a result of the warrants granted in connection with the sale of Series B Preferred Stock and the beneficial conversion feature inherent in the conversion rights and preferences of Series B Preferred Stock, the Company recognized a deemed dividend of $4,240,500 upon issuance of the Series B Preferred Stock in 2004. This deemed dividend was calculated based on the conversion price above at the time of conversion. Because the Company has an accumulated deficit, dividends were recorded as additional paid-in-capital and had no affect on that account.

Series C Preferred Stock

In 2005, the Company sold 20,000 shares of Series C, $.01 par value, convertible preferred stock (“Series C Preferred Stock”) in exchange for net proceeds of approximately $18.4 million. As of December 31, 2005 there were no shares outstanding. The offering price was $1,000 per share. All shares of Series C Preferred Stock were converted to common stock during 2005.

Dividends

There were no dividends associated with the Series C Preferred Stock offering. In addition, the Company agreed that it would not pay any dividends out of any assets on any of its capital stock at any time prior to the maturity date for the Series C Convertible preferred stock.

Warrants

In connection with the Series C Preferred Stock, the Company issued warrants exercisable into 166,666 shares of common stock at an exercise price of $24 per share. The fair value of the warrants, based on the Black-Scholes option pricing model, was determined to be $1,381,595. After allocating this amount to the warrants, and after allocating $37,117 to the redemption feature embedded derivative, the beneficial conversion feature of the Series C Preferred Stock was determined to be $4,249,993; resulting in a combined deemed dividend and beneficial conversion feature of $5,668,704. This amount was reflected as additional net loss to compute net loss applicable to common shareholders.

The exercise price for the 166,666 outstanding warrants issued in connection with the Series C Preferred Stock financing was determined on the mandatory conversion date to be $18.192 per warrant share. These warrants expired unexercised on August 2, 2005.

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

Note 10. Common Stock

Stock-Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and the stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of December 31, 2006, we were authorized to issue up to 6,265,462 shares of common stock pursuant to the Plan.

On July 3, 2006, the Compensation Committee of the Board of Directors of Raser approved a new compensation plan for its outside directors. The standard equity package under the new plan will consist of stock awards, each award having a nominal value of $95,000 as of the date of the Annual Meeting of Shareholders (with the actual share award rounded to the nearest round lot of 100 shares). Current outside directors are allowed to transition to the new plan by making an election within 30 days of the plan’s adoption by the Compensation Committee or the Annual Meeting of Shareholders in subsequent years. Any director who elects to adopt the new plan will retain all options vested up to that point under previous compensation arrangements and forfeit all unvested options. During the year ended December 31, 2006, three of the eligible outside directors chose to adopt the new plan. Accordingly, the three outside directors forfeited a cumulative total of 156,667 unvested options and were granted a total of 10,600 shares each to be delivered on June 27, 2007, one year after the 2006 Annual Meeting of Shareholders.

The effect of adopting SFAS No. 123R as of January 1, 2006 for the year ended December 31, 2006 was to record approximately $3,108,000 of stock-option based compensation expense to employees. Prior to fully adopting the standard, the Company had been expensing the fair value of stock options granted to contractors, and the fair value of shares of common stock granted to contractors and employees. For the years ended December 31, 2006, 2005 and 2004, the Company has allocated stock-based compensation expense, including the amount recorded for the effect of adopting SFAS 123R, the amount recorded for stock grants and the amount recorded for options granted to contractors to the following statement of operations captions:

	Year ended December 31,
	2006	2005	2004
General and administrative	$9,080,741	$2,841,151	$3,328,747
Research and development	1,507,001	477,000	737,080

Total stock-based compensation	$10,587,742	$3,318,151	$4,065,827

During the year ended December 31, 2006, we granted to our employees and directors 67,800 shares of common stock and options to purchase an aggregate of 481,500 shares of common stock. During the years ended December 31, 2005 and 2004, we granted to our employees and directors 40,000 and 1,025,000 shares of common stock, respectively, and options to purchase an aggregate of 757,000 and 1,035,000 shares of common stock, respectively. During the years ended December 31, 2006 and 2005, 58,200 and 750 vested options expired “out of the money” and were not exercised, respectively. No vested options expired during 2004. During the years ended December 31, 2006 and 2005, employees forfeited 108,800 and 77,861 of unvested options to purchase shares of common stock, respectively. No unvested stock options were forfeited during 2004.

During the year ended December 31, 2006, 316,668 unvested stock grant shares were forfeited and 220,833 shares of common stock were granted to two former employees in settlement of employment arrangements. Approximately $4.1 million of non-cash equity expense was recognized in year ended December 31, 2006 related to these settlements.

Stock options and warrants granted to non-employees for services are accounted for in accordance with EITF No. 96-18 which requires expense recognition based on the fair value of the options/warrants. The Company calculates the fair value of options and warrants granted by using the Black-Scholes pricing model. During 2004, the Company granted options to purchase 250,000 shares of common stock for services. The issuance of these options resulted in general and administrative expense of $499,168 in 2004 and $268,783 in 2005. During 2004, the Company issued warrants to purchase 25,000 shares of common stock for services. The issuance of these warrants resulted in general and administrative expenses of $53,880 in 2004. There were no options or warrants issued for services in 2005 or 2006.

During the year ended December 31, 2006, the Company issued 66,000 shares of common stock as a result of option exercises, and 6,000 shares of common stock as a result of warrant exercises.

During the third quarter of 2006, Raser committed to grant an unspecified amount of shares to a service provider in connection with their performance of financing services, merger and acquisition services and assistance in obtaining our geothermal heat transfer license. These services were completed on September 2, 2006. On November 2, 2006, Raser agreed to grant 300,000 shares of unregistered common stock to this service provider. The stock was valued on the date when services were completed and the full value of the award was recognized totaling $1,341,000.

On December 22, 2006, Raser issued 25,000 restricted shares of Raser common stock as part of the overall consideration to acquire the 50-year Geothermal Lease Agreement with the owner of three ranches in Nevada. The common stock had a fair value of $115,250 on the grant date. These costs have been capitalized and classified as unproved property and prepaid delay rentals.

During 2005, the Company issued 17,000 shares of common stock for consulting services valued at $323,124. During 2005, the Company converted 1,133.5 shares of Series B Convertible preferred stock into 323,995 shares of common stock based on the conversion terms of the Series B Convertible preferred stock. The Company converted 20,000 shares of Series C Convertible preferred stock into 833,332 shares of common stock based on the conversion terms of the Series C Convertible preferred stock. The Company received 218,587 common shares from the Company’s Chairman of the Board to the Company to offset the dilutive effects of the conversion of shares of Series C Preferred Stock into shares of the Company’s common stock on the mandatory conversion date. These shares were issued to Series C Convertible Preferred Stockholders as a result of the conversion. The Company issued 136,389 shares of common stock as a result of option exercises, and 353,429 shares of common stock as a result of warrant exercises. A service provider returned 169,800 shares to the Company in settlement of a dispute.

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

The activity for stock options and warrants during the years ending December 31, 2006, 2005 and 2004, respectively is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2004:	—	$0.00
Granted	1,822,691	5.10
Exercised	(114,315)	3.44
Expired or forfeited	—	0.00

Outstanding at December 31, 2004:	1,708,376	$5.21	$10,661,808

Granted	948,666	17.06
Exercised	(489,818)	7.13
Expired or forfeited	(245,277)	14.54

Outstanding at December 31, 2005:	1,921,947	$9.38	$14,138,610

Granted	481,500	9.18
Exercised	(72,000)	4.12
Expired or forfeited	(323,667)	18.63

Outstanding at December 31, 2006:	2,007,780	$7.95	$2,188,606

Exercisable at December 31, 2004:	1,244,388	$5.47	$7,442,980

Exercisable at December 31, 2005:	1,135,597	$5.23	$12,377,450

Exercisable at December 31, 2006:	1,323,222	$5.93	$2,161,924

The total intrinsic value of options and warrants exercised in the years ended December 31, 2006, 2005 and 2004 was approximately $598,895, $7,584,404 and $267,986 respectively. The cash received from exercises of options and warrants in the years ended December 31, 2006, 2005 and 2004 was approximately $296,600, $3,457,656 and $393,661, respectively.

The following tables summarize certain stock option and warrant information at December 31, 2006:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$3.00 - $5.51	1,054,000	5.41	$4.05	$2,184,130
$6.00 - $9.10	451,447	6.95	7.94	4,476
$12.05 - $17.20	469,000	8.85	15.44	—
$18.25 - $25.95	33,333	8.30	25.95	—

Total	2,007,780	6.61	$7.95	$2,188,606

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$3.00 - $5.51	1,035,667	5.44	$4.14	$2,157,447
$6.00 - $9.10	151,447	5.33	7.30	4,476
$12.05 - $17.20	102,775	8.80	15.45	—
$18.25 - $25.95	33,333	8.30	25.95	—

Total	1,323,222	5.76	$5.93	$2,161,923

The following table summarizes the non-vested stock options at December 31, 2006:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2004:	—	$0.00
Granted	1,285,000	3.47
Vested	(821,112)	3.30
Forfeited	—	0.00

Non-vested at December 31, 2004:	463,888	$3.79

Granted	782,000	15.05

Vested	(381,677)	7.18
Forfeited	(77,861)	5.91

Non-vested at December 31, 2005:	786,350	$13.13

Granted	481,500	7.91
Vested	(317,825)	8.99
Forfeited	(265,467)	15.97

Non-vested at December 31, 2006:	684,558	$10.28

The following table summarizes the non-vested stock awards at December 31, 2006:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Non-vested at January 1, 2004:	—	$0.00
Granted	1,937,500	3.88
Vested	(842,832)	3.76
Forfeited	—	0.00

Non-vested at December 31, 2004:	1,094,668	$3.98

Granted	42,500	17.93
Vested	(485,333)	4.59
Forfeited	—	0.00

Non-vested at December 31, 2005:	651,835	$4.43

Granted	616,133	10.17
Vested	(887,583)	8.23
Forfeited	(316,668)	3.87

Non-vested at December 31, 2006:	63,717	$9.79

Vested and undelivered shares relating to delayed share delivery schedules for a former employee and a current officer totaled 289,165 shares and had a weighted average fair market value of $4.73 per share at December 31, 2006.

As of December 31, 2006, there was $6,819,525 (pre-tax) and $350,116 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 2.36 years. At December 31, 2006, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
2007	$2,264,153
2008	1,716,937
2009	1,681,459
2010	1,361,346
2011	145,746

Total:	$7,169,641

Net Share Issuance

During the second quarter of 2006, the Company satisfied an obligation to deliver 250,000 shares to a former employee pursuant to an employment arrangement by delivering 150,707 shares to the employee, and deducting 99,293 shares from the grant amount in lieu of payroll taxes. The Company then paid approximately $1 million in payroll taxes related to this transaction.

Contingent Options and Share Grants

During the third quarter of 2006, the Company committed to grant 50,000 options to a key technical employee contingent upon the attainment of certain performance objectives. Management has re-assessed its initial determination of the likelihood of completing the contingent requirements from “probable” to “reasonably probable” in accordance with definitions in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized equity compensation relating to the contingent options during the fourth quarter of 2006.

On December 22, 2006, Raser entered into a 50-year Geothermal Lease Agreement to obtain the right to begin development and construction of geothermal power plants on properties in Nevada consisting of 11,600 acres, and to pursue similar projects on 3.0 million additional acres of land which the owner may have geothermal rights. As part of the consideration of the geothermal lease agreement, Raser committed to grant 25,000 restricted shares of Raser common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. Management assessed the likelihood of completing the contingent requirements as “reasonably probable” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized equity compensation relating to the contingent shares during the fourth quarter of 2006.

Note 11. Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase common stock, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. There were 63,947 and 69,947 shares of common stock issuable upon exercise of warrants that were outstanding on December 31, 2006 and 2005 respectively; 247,000 and 250,000 stock options granted to a contractor that were outstanding on December 31, 2006 and 2005 respectively; unvested and fully-vested and undelivered stock grants totaling 352,882 and 1,065,000 were outstanding on December 31, 2006 and 2005, respectively; 1,696,833 and 1,602,000 employee and director options to purchase shares of common stock that were outstanding at December 31, 2006 and 2005 respectively were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

Note 12. Business Segments

The basis for presenting segment information results generally is consistent with the Company’s overall operating practices. The Company reports operating segment information in accordance with Financial Accounting Standard Board Statement No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which establishes reporting standards for disclosure of operating segments. All consolidating items and corporate administrative costs are included in Corporate and Other.

Prior to 2006, the Company operated in one business segment, Transportation and Industrial. Beginning in 2006, Raser began to pursue opportunities to develop technologies in the Power Systems market to supplement the development of technologies targeted for the Transportation and Industrial markets. Accordingly, the presentation below comprises financial information relating to the year ended December 31, 2006 only.

As of and for the Year Ended December 31, 2006	Transportation and Industrial	Power Systems	Corporate and Other	Total
Revenues	$122,732	$0	$0	$122,732
Segment Operating Loss	(4,342,133)	(2,356,405)	(12,560,628)	(19,259,166)
Depreciation and Amortization	133,047	3,631	65,556	202,234
Fixed Asset Purchases	237,901	148,350	40,064	426,315
Total Assets	$956,224	$6,272,056	$4,177,167	$11,405,447

Included in total assets for the Power Systems segment is the Note Receivable from Amp Resources totaling $5,952,074 and non-cash compensation expense for service provider assistance with acquiring the heat-transfer technology license totaling $1,341,000. Non-cash compensation expense included in the Transportation and Industrial Technology segment totaled $1,507,001.

Note 13. Supplemental Cash Flow Information

For the year ended December 31, 2006:

•	No cash was paid for interest and $200 was paid for income taxes.

F-24

•

The Company recorded a non-cash payment of 25,000 shares of the Company’s common stock to acquire the geothermal mineral rights on properties in Nevada. Raser recorded the fair market value of the shares on the date the 50-year geothermal lease was signed totaling $115,250.

•

On November 2, 2006, Raser agreed to grant 300,000 shares of unregistered common stock to a service provider for assistance with acquiring the global heat transfer technology license. The stock was valued on the date when services were completed and the full value of the non-cash equity award was recognized totaling $1,341,000.

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

•

The Company recorded a non-cash gain of $37,117 associated with the classification of the redemption feature of the Series C Preferred Stock offering as an embedded derivative on the original issue date, and reclassification of that feature to equity in accordance with SFAS No. 133 and EITF 00-19.

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

Note 14. Income Taxes

At December 31, 2006, the Company had net operating loss carry-forwards available to offset future taxable income of approximately $28,620,000 which will begin to expire in 2023. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net carry-forwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carry-forwards. For example, limitations are imposed on the utilization of net operating loss carry-forwards if certain ownership changes have taken place. The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized. The amount of, and ultimate realization of, the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying consolidated statements of operations. Interest and penalties arising from taxing agencies are recorded as general and administration expenses.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. The deferred income tax assets (liabilities) are comprised of the following at December 31, 2006 and December 31, 2005:

	December 31,
	2006	2005
Net operating loss carry-forwards	$11,161,000	$4,963,000
Research and development tax credit	535,000	278,000
Depreciation and Amortization	(37,000)	(27,000)
Patents	1,000	—
Accrued vacation	6,000	—
Stock compensation	510,000	1,015,000
Charitable contribution carry forward	2,000	200
Valuation allowance	(12,178,000)	(6,229,200)

Net deferred income tax asset	$—	$—

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company’s benefit for income taxes for the years ended December 31, 2006 and December 31, 2005 is as follows:

	December 31,
	2006	2005
Federal income tax benefit at statutory rate	$6,286,000	$3,050,000
Book and tax differences for warrant and stock transactions	(170,000)	1,016,000
Research and development credit – net tax effect	128,000	148,000
State Tax Expense Benefit	924,000	295,000
Other	(41,000)	(13,000)
Change in valuation allowance	(7,127,000)	(4,496,000)

Income tax benefit for fiscal year	$—	$—

Note 15. Recent Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company has implemented SAB 108 in 2006 and has determined that the relevant effect of both quantitative and qualitative factors on prior year errors do not materially impact current year consolidated financial statements.

SFAS 159

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 allows to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 by the first quarter of 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company’s financial statements.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

SFAS 155

In February 2006, the FASB amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155

resolves issues addressed in the earlier standards and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier application is permitted. We do not expect the adoption of SFAS 155 on January 1, 2007 will have a material impact on the Company’s consolidated financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company has assessed the potential effect of adopting FIN 48 and has concluded that adoption of FIN 48 will have no material impact in its financial statements.

FSP EITF 00-19-2

In December 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This pronouncement requires an entity to recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument subject to that arrangement. If the transfer of consideration is probable and reasonably estimated at inception, the liability should be included in the allocation of proceeds from the financing transaction. The effective date is for financial statements issued for fiscal years beginning after December 31, 2006 and retrospective application is not permitted. We have adopted FSP EITF 00-19-2 effective January 1, 2007.

Note 16. Subsequent Events

On March 19, 2007, the company received payment in full for the outstanding principal and accrued interest balance of the Revised Notes receivable discussed in Note 3 totaling $6,091,112. The payment comprises the principal balance of $5,547,552 and accrued interest through March 19, 2007 of $543,560.

On February 16, 2007, Raser’s compensation committee awarded, Brent Cook, Chief Executive Officer, 250,000 options to purchase shares of the Company’s common stock at $5.01 per share. According to the approved terms, 50,000 options vested immediately and 50,000 options will vest on each of the next four anniversary dates. The fair value of the equity-based compensation to be recognized over the requisite service period totals $1,013,300.

Note 17. Quarterly Financial Data

Selected quarterly data (unaudited) for the years ending December 31, 2006 and 2005 are as follows:

	2006				2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$33,736	$34,409	$9,870	$44,717	$—	$148,961	$134,774	$48,000
Gross margin	(21,848)	(174,138)	(119,560)	—	—	33,519	(12,898)	(170,832)
Operating loss	(3,233,007)	(5,266,354)	(6,149,854)	(4,609,951)	(2,274,892)	(2,497,488)	(2,644,893)	(2,126,306)
Net loss applicable to common shareholder	(3,040,716)	(5,028,647)	(5,918,103)	(4,501,471)	(2,258,481)	(7,927,196)	(2,457,047)	(1,966,332)
Net loss per share:
Basic	(0.06)	(0.10)	(0.12)	(0.09)	(0.05)	(0.16)	(0.05)	(0.04)
Diluted	$(0.06)	$(0.10)	$(0.12)	$(0.09)	$(0.05)	$(0.16)	$(0.05)	$(0.04)

EXHIBIT INDEX

(a)	Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors, Inc., the Company and the stockholders of the Company (incorporated by reference to Exhibit 2 to our current report on Form 8-K filed October 14, 2003 (File No. 000-30657))

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

3.2	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our current report on Form 8-K filed July 8, 2005 (File No. 000-30657))

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to our current report on Form 8-K filed April 7, 2005 (File No. 000-30657))

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

4.2	Registration Rights Agreement, dated as of July 22, 2004, among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

4.3	Registration Rights Agreement dated as of April 4, 2005 by and among the Company and the Buyers (as defined therein) (incorporated by reference to Exhibit 4.5 to our current report on Form 8-K filed April 7, 2005 (File No. 000-30657))

4.4	Form of Debenture (incorporated by reference to Exhibit 4.3 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

10.1	Securities Purchase Agreement dated as of July 22, 2004 by and among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

10.2	Form of Warrant to Purchase Shares of the Company’s Common Stock (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

10.3	Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Appendix B to our information statement on Schedule 14C filed May 14, 2004 (File No. 000-30657))

10.4	Form of Stock Option Agreement for the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

10.5	Restricted Stock Grant Agreement dated as of February 23, 2004 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.6	Restricted Stock Grant Agreement dated as of February 25, 2004 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.7	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the Company and William Dwyer (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.8	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to our current report on Form 8-K/A filed July 20, 2006 (File No. 001-32661))

1

10.9	Employment Agreement dated January 31, 2005 between the Company and Brent M. Cook (incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed February 4, 2005 (File No. 000-30657))

10.10	Securities Purchase Agreement dated as of April 4, 2005 by and among the Company and the Buyers (as defined therein) (incorporated by reference to Exhibit 10.9 to our current report on Form 8-K filed April 7, 2005 (File No. 000-30657))

10.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to our current report on Form 8-K filed April 7, 2005 (File No. 000-30657))

10.12	Amended Restricted Stock Grant Agreement dated as of April 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.10 to our current report on Form 8-K filed May 5, 2005 (File No. 000-30657))

10.13	Lease Agreement by and between the Company and EsNET Properties L.C., dated as of March 11, 2005 (incorporated by reference to Exhibit 10.11 to our current report on Form 8-K filed May 24, 2005 (File No. 000-30657))

10.14	Second Amended Restricted Stock Grant Agreement dated as of July 12, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.15	Third Amended Restricted Stock Grant Agreement dated as of July 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.16	First Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 29, 2005 between the Company and William Dwyer (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.17	Amended Restricted Stock Grant Agreement dated July 22, 2005 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.18	Fifth Amended Restricted Stock Grant Agreement dated as of January 15, 2006 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.19	Second Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of January 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.17 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.20	Second Amended Restricted Stock Grant Agreement dated February 1, 2006 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.21	Employment Agreement dated as of June 27, 2006 between the Company and Patrick J. Schwartz (incorporated by reference to Exhibit 10.16 to our current report on Form 8-K filed June 30, 2006 (File No. 001-32661))

10.22 †	Termination Agreement and Mutual General Release dated as of September 2, 2006 by and among the Company, Power Acquisition Corp., Amp Resources, LLC, Amp Capital Partners, LLC, Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, Sorenson Capital Partners, L.P. and John H. Stevens, individually and as representative of the Amp Resources, LLC Equityholders (as defined therein) (incorporated by reference to Exhibit 10.21 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.23 †	Promissory Note, dated September 2, 2006, between Amp Resources, LLC and the Company (incorporated by reference to Exhibit 10.22 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.24 †	Amended and Restated License and Sublicense Agreement dated as of November 2, 2006 by and between Raser – Power Systems, LLC and Recurrent Engineering, L.L.C. (incorporated by reference to Exhibit 10.23 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

2

10.25 †	First Amendment to Intercreditor and Subordination Agreement dated as of September 2, 2006 by and among Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, SCP/AR, LLC, AMP Capital Partners, LLC and the Company (incorporated by reference to Exhibit 10.24 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.26 †	Guaranty dated September 2, 2006 by and between the Company and Recurrent Engineering LLC (incorporated by reference to Exhibit 10.25 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.27	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to our current report on Form 8-K/A filed July 20, 2006 (File No. 001-32661))

10.28	Share Contribution Agreement dated as of April 7, 2005 by and between the Company and Kraig Higginson (incorporated by reference to Exhibit 10.27 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.29	Third Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.28 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.30	Settlement Agreement, Severance Agreement and Release dated January 2, 2007 between the Company and William Dwyer (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 5, 2007 (File No. 001-32661))

10.31	Employment Agreement dated as of January 8, 2007 by and between Raser Technologies Operating Company, Inc. and Martin F. Petersen (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 11, 2007 (File No. 001-32661))

10.32	Third Amended Restricted Stock Grant Agreement dated as of January 16, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 19, 2007 (File No. 001-32661))

10.33†	Geothermal Lease Agreement dated December 22, 2006 among Raser-Power Systems, LLC, and Truckee River Ranch, LLC

21.1	Subsidiaries of Raser Technologies, Inc.

23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2	Consent of Tanner LC, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.

3