Form 10-Q
period 2007-03-31
RASER TECHNOLOGIES INC
filed 2007-05-10
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

There were 54,338,430 shares of the registrant’s common stock, par value $0.01, outstanding on May 8, 2006.

Raser Technologies, Inc.

SEC Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$19,219,631	$3,351,568
Restricted cash	150,000	400,000
Accounts receivable	15,750	84,900
Unbilled receivable	99,330	—
Note receivable and accrued interest	—	5,952,074
Other current assets	200,526	165,229

Total current assets	19,685,237	9,953,771
Equipment, net	651,283	681,029
Unproved property and prepaid delay rentals	276,666	198,350
Intangible assets, net	620,410	560,387
Other assets	61,910	11,910

Total assets	$21,295,506	$11,405,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$419,215	$439,413
Accrued liabilities	1,667,867	231,400
Unearned revenues	—	24,433

Total current liabilities	2,087,082	695,246
Contingencies and commitments, (see Note C and I)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 54,144,764 and 51,389,295 shares issued and outstanding, respectively	541,448	513,893
Additional paid in capital	58,767,193	45,669,956
Accumulated deficit	(30,972,177)	(30,972,177)
Accumulated deficit after re-entry into development stage	(9,128,040)	(4,501,471)

Total stockholders’ equity	19,208,425	10,710,201

Total liabilities and stockholders’ equity	$21,295,506	$11,405,447

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		For the period after re-entry into development stage (October 1, 2006) through March 31, 2007
	2007	2006
Revenue	$123,763	$33,736	$168,480

Operating expense
Cost of sales	466,130	55,584	510,847
General and administrative	3,650,828	2,354,697	7,318,320
Research and development	796,300	856,461	1,738,759

Total operating expenses	4,913,258	3,266,742	9,567,926

Operating loss	(4,789,495)	(3,233,006)	(9,399,446)
Interest income	183,938	200,803	388,507
Loss on the sale of securities	—	(8,512)	—
Series B warrant registration costs	(21,012)	—	(117,101)

Loss before income taxes	(4,626,569)	(3,040,715)	(9,128,040)
Income tax benefit (expense)	—	—	—

Net loss applicable to common stockholders	$(4,626,569)	$(3,040,715)	$(9,128,040)

Loss per common share-basic and diluted	$(0.09)	$(0.06)

Weighted average common shares-basic and diluted	51,486,000	50,444,000

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		For the period after re-entry into development stage (October 1, 2006) through March 31, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(4,626,569)	$(3,040,715)	$(9,128,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	67,157	48,088	122,594
Impairment of abandoned patent applications	—	—	19,317
Loss (Gain) on disposal of assets	(100)	—	2,884
Loss on the sale of securities	—	8,512	—
Common stock, stock options and warrants issued for services	2,148,241	1,411,989	4,519,100
Decrease in accounts receivable	69,150	134,835	—
Increase in unbilled receivable	(99,330)	—	(99,330)
Decrease (increase) in other assets	(35,297)	88,402	(11,925)
Decrease in interest receivable	404,522	—	264,693
(Decrease) increase in account payable	(20,197)	(17,575)	159,291
Increase in accrued liabilities	446,467	150,979	336,917
(Decrease) increase in unearned revenues	(24,433)	3,449	—

Net cash used in operating activities	(1,670,389)	(1,212,036)	(3,784,499)

Cash flows from investing activities:
Proceeds from the sale of short term investments	—	525,000	—
Decrease (Increase) in notes receivable	5,547,552	(1,610,636)	5,547,552
Cost of attempted acquisition	—	(162,631)	—
Increase in other assets	(50,000)	—	(50,000)
Decrease in restricted cash	250,000	—	250,000
Increase in intangible assets	(67,444)	(24,091)	(118,483)
Purchase of equipment	(34,891)	(42,606)	(110,425)
Proceeds from the sale of equipment	5,000	—	5,000
Increase in unproved property	(38,516)	—	(38,516)

Net cash provided by (used in) investing activities	5,611,701	(1,314,964)	5,485,128

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	25,650	—
Proceeds from exercise of common stock options	73,000	97,425	124,100
Proceeds from the sale of common stock in private equity placement	11,853,751	—	11,853,751

Net cash provided by financing activities	11,926,751	123,075	11,977,851

Net increase (decrease) in cash and cash equivalents	15,868,063	(2,403,925)	13,678,480
Cash and cash equivalents at beginning of period	3,351,568	17,467,545	5,541,151

Cash and cash equivalents at end of period	$19,219,631	$15,063,620	$19,219,631

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A. Basis of Presentation

The interim consolidated financial statements include the accounts of Raser Technologies, Inc. and its subsidiaries. Unless the context requires otherwise, “Raser”, the “Company”, “we,” “our” or “us” refer to Raser Technologies, Inc. and its subsidiaries.

The accompanying condensed balance sheet as of December 31, 2006 has been derived from audited financial statements and the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other period.

Development Stage Enterprise

We currently operate as a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. In 2005, we transitioned from a development stage to an operating stage enterprise for accounting purposes. In the fourth quarter of 2006, our management reassessed our operations and determined that we should report as a development stage enterprise effective October 1, 2006. The decision was primarily based upon the fact that the revenue generating capacity from the transportation and industrial technology segment was delayed because licensing agreements with certain customers did not materialize as expected, and our efforts to license our technologies are taking longer than anticipated.

Additionally, we are currently utilizing much of our resources to research and locate “high probability” areas for geothermal activity. We are developing relationships to acquire mineral and geothermal rights, through long-term geothermal lease agreements, that enable us to explore, drill and construct geothermal power plants on leased property. To fund these operations, we raised capital totaling $12.5 million through a private placement of common stock that closed on March 30, 2007. We also intend to raise additional operating capital through monetization of certain tax benefits associated with these renewable energy plants. Accordingly, the consolidated statements of operations and cash flows include cumulative balances from the re-entry into the development stage date of October 1, 2006 to March 31, 2007.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As discussed above, we re-entered the development stage in October 2006. As reflected in the accompanying condensed consolidated financial statements, as of March 31, 2007, we had cash and cash equivalents on hand of $19.2 million. Cash used in operations totaled approximately $1.7 million for the quarter ended March 31, 2007 and the accumulated deficit and deficit accumulated after re-entry into development stage totaled $40.1 million. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan to increase revenues and ultimately achieve profitable operations.

As a research and development company, we have incurred substantial losses since inception and we are not operating at cash breakeven. If substantial losses continue, or if we are unable to raise sufficient additional capital, liquidity problems will require us to curtail operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current year presentation.

Concentration of Credit Risk

We maintain our cash in deposit accounts in one bank in Utah. At times, cash balances may exceed federally insured limits. We also maintain cash in one money market account, not affiliated with the bank, which earns a variable interest rate. The variable interest rate on March 31, 2007 was 5.29%. The average variable interest rate for the quarter ended March 31, 2007 was 5.25%. We have not experienced losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

We generated revenue in 2007 from one government contractor. We have not experienced losses from uncollected receivables and believe that we are not exposed to any significant credit risk on cash and accounts receivable relating to the government contractor.

B. Note Receivable

During the first and second quarters of 2006, we entered into promissory notes (the “Notes”) with a potential merger partner (“Debtor”) pursuant to which we loaned approximately $5.5 million to Debtor. On September 2, 2006, we signed a new promissory note (“Revised Note”) with Debtor affirming the $5.5 million unsecured obligation. In addition, an inter-creditor agreement was signed by us, Debtor and certain Debtor creditors on the same date. The entire unpaid principal balance and accrued, but unpaid, interest under the Revised Note was due and payable two business days after the earlier to occur of March 1, 2007 or the achievement by Debtor of certain other milestones involving certain geothermal power production projects of the Debtor (the “Geothermal Projects”). The due date of the Revised Note was subsequently extended from March 1, 2007 to March 22, 2007.

Through March 1, 2007, this Revised Note accrued interest at a rate of 10% per annum, compounded annually. Beginning March 2, 2007, the interest rate increased to 18% per annum.

On March 19, 2007, we received payment in full for the outstanding principal and accrued interest balance of the Revised Note receivable totaling $6,091,112. The payment comprised the principal balance of $5,547,552 and accrued interest through March 19, 2007 of $543,560.

We recognized $139,038 and $11,688 of interest income on the Note Receivable in the three months ended March 31, 2007, and March 31, 2006, respectively. Interest receivable totaled $0 and $404,522 at March 31, 2007 and December 31, 2006, respectively.

C. Unproved Property and Prepaid Delay Rentals

Since December 22, 2006, we, through our subsidiary Raser-Power Systems, LLC, entered into geothermal lease agreements for certain properties in Nevada. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The initial lease term for the Nevada properties is 50 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. The following represent capitalized costs by project as of March 31, 2007:

Project	State	Acreage		Capitalized Acquisition Costs (Unproved Property)	Prepaid Delay Rental Costs	Total Capitalized Costs
Lease Group A	Nevada	11,600	(a)	$148,350	$50,000	$198,350
Lease Group B	Nevada	635		$32,350	—	$32,350
Lease Group C	Nevada	395		$17,450	—	$17,450
Total		12,630		$198,150	$50,000	$248,150

(a) We also have rights to pursue 3 million additional acres of land with respect to which the land owner may have geothermal rights.

As part of the overall consideration for the geothermal lease agreements, we issued 25,000, 5,000 and 2,500 restricted shares of our common stock in connection with Lease Group A, Lease Group B and Lease Group C, respectively. The fair value of these issuances was $115,250, $27,350 and $12,450 on the respective dates of issuance for the Lease Group A project, Lease Group B project and Lease Group C projects, respectively. These costs have been capitalized and classified as unproved property. Certain legal fees incurred to acquire the geothermal lease agreements were also capitalized as unproved property totaling $8,100. We also agreed to pay $50,000 as an advance against future delay rentals and/or royalties beginning in the second year of the agreement.

We also committed to grant 25,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased property. When the shares become unrestricted and are sold by the land owner, the total market value of the shares will be credited as an advance against future rentals and royalty payments. Management has assessed the likelihood of placing a geothermal power plant in operation in accordance with this lease as “reasonably possible” and, accordingly has not recorded the related asset. Unproved property and prepaid delay rentals are not amortized.

Once reserves are discovered, the unproved property is classified as “proved” property and capitalized costs are amortized. Management is currently assessing which generally accepted accounting principle method to use for depletion. As of March 31, 2007, the properties are still in the exploratory phase and have not been evaluated for viability, generating capacity, or potential reserves.

D. Common Stock

Stock-Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and the stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of March 31, 2007, we were authorized to issue up to 6,265,462 shares of common stock pursuant to the Plan.

On July 3, 2006, the Compensation Committee of our Board of Directors approved a new compensation plan for its outside directors. The standard equity package under the new plan consists of stock awards, each award having a nominal value of $95,000 as of the date of the Annual Meeting of Shareholders (with the actual share award rounded to the nearest round lot of 100 shares). Current outside directors are allowed to transition to the new plan by making an election within 30 days of the plan’s adoption by the Compensation Committee or the Annual Meeting of Shareholders in subsequent years. Any director who elects to adopt the new plan will retain all options vested up to that point under previous compensation arrangements and forfeit all unvested options. During the year ended December 31, 2006, three of the eligible outside directors chose to adopt the new plan. Accordingly, the three outside directors forfeited a cumulative total of 156,667 unvested options and were granted a total of 10,600 shares each to be delivered on June 27, 2007, one year after the 2006 Annual Meeting of Shareholders.

The effect of adopting SFAS No. 123R as of January 1, 2006 for the three months ended March 31, 2007 and 2006 was to record approximately $1,023,595 and $765,251, respectively of stock-option based compensation expense to employees. Prior to fully adopting the standard, we had been expensing the fair value of stock options granted to contractors, and the fair value of shares of common stock granted to contractors and employees. For the three months ended March 31, 2007 and 2006, we had allocated stock-based compensation expense, including the amount recorded for the effect of adopting SFAS 123R, the amount recorded for stock grants and the amount recorded for options granted to contractors to the following statement of operations captions:

	Three months ended March 31,
	2007	2006
General and administrative	$1,925,551	$1,143,247
Research and development	222,690	268,742

Total stock-based compensation	$2,148,241	$1,411,989

No shares of common stock were granted to employees and directors during the three months ended March 31, 2007. We granted to our employees and directors options to purchase an aggregate of 755,000 shares of common stock in the current quarter. During the three months ended March 31, 2006, we granted to our employees and directors 197,500 shares of common stock; and options to purchase an aggregate of 27,500 shares of common stock. During the three months ended March 31, 2007 and 2006, no vested options were forfeited or expired, respectively. During the three months ended March 31, 2007 and 2006, no unvested options were forfeited by employees.

Stock options and warrants granted to non-employees for services are accounted for in accordance with EITF No. 96-18 which requires expense recognition based on the fair value of the options/warrants. We calculate the fair value of options and warrants granted by using the Black-Scholes pricing model. During the three months ended March 31, 2007 and 2006, we issued 20,000 and 25,500 shares of common stock as a result of option exercises, and zero and 3,000 shares of common stock as a result of warrant exercises, respectively.

The maximum term of each option is ten years. With respect to stock options granted during the three months ended March 31, 2007 and 2006, the assumptions used in the Black-Scholes option-pricing model were as follows:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.51 – 4.68%	4.35%
Expected dividend yield	0.0%	0.0%
Volatility	99 – 101%	112 – 113%
Expected exercise life (in years)	6.0	6.0

The risk-free interest rate is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. Expected dividend yield is based on our dividend history and anticipated dividend policy. Expected volatility is based on historical volatility for our common stock. Expected exercise life is based on management estimates of future attrition and early exercise rates, giving consideration to employee exercise behavior.

On December 22, 2006, we issued 25,000 restricted shares of our common stock as part of the overall consideration to acquire the 50-year Geothermal Lease Agreement with the owner of three ranches in Nevada. The common stock had a fair value of $115,250 on the grant date. During the first quarter of 2007, we issued 7,500 shares to the owners of geothermal properties in Nevada. The common stock had a fair value of $39,800 on the grant date. These costs have been capitalized and classified as unproved property and prepaid delay rentals.

During the first quarter of 2007, we agreed to grant 200,000 shares of unregistered common stock to a service provider to advise us on various matters. Although the grant was approved by the Board of Directors in March 2007 and the performance by the service provider was completed in the first quarter of 2007, 150,000 shares will be delivered in April 2007 and 50,000 shares will be delivered in September 2007. Accordingly, the stock was valued on the grant date and was recognized in the first quarter of 2007 as a non-cash general and administrative expense and an accrued liability totaling $990,000.

The activity for stock options and warrants during the first three months of 2007 is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2007:	2,007,780	$7.95
Granted	1,792,012	5.98
Exercised	(20,000)	3.65
Expired or forfeited	—	—

Outstanding at March 31, 2007:	3,779,792	$7.02	$1,317,321

Exercisable at March 31, 2007:	2,489,643	$6.02	$1,210,779

The total intrinsic value of options exercised in the three months ended March 31, 2007 was approximately $71,295. The cash received from exercises of options and warrants was approximately $73,000.

The following tables summarize certain stock option and warrant information at March 31, 2007:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 – $5.51	1,552,947	6.71	$4.35	$1,317,321
$ 6.00 – $9.10	1,724,512	6.74	6.75	—
$12.05 – $17.20	469,000	8.61	15.44	—
$18.25 – $25.95	33,333	8.05	25.95	—

Total	3,779,792	6.97	$7.02	$1,317,321

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 – $5.51	1,153,781	5.62	$4.15	$1,210,779
$ 6.00 – $9.10	1,176,804	5.45	6.28	—
$12.05 – $17.20	125,725	8.56	15.46	—
$18.25 – $25.95	33,333	8.05	25.95	—

Total	2,489,643	5.72	$6.02	$1,210,779

The following table summarizes the non-vested stock options at March 31, 2007:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2007	684,558	$10.28
Granted	755,000	4.77
Vested	(149,409)	6.22
Forfeited	—	—

Non-vested at March 31, 2007:	1,290,149	$7.53

The following table summarizes the non-vested stock awards at March 31, 2007:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Outstanding at January 1, 2007:	63,717	$9.79
Granted	207,500	4.96
Vested	(15,917)	11.19
Vested and undelivered (delayed)	(212,500)	4.84
Forfeited	—	—

Outstanding at March 31, 2007:	42,800	$10.46

As of March 31, 2007, there was $9,313,083 (pre-tax) and $216,903 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 2.32 years. As of March 31, 2007, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre- tax)
Remainder of 2007:	$2,285,601
2008	2,421,825
2009	2,364,266
2010	2,044,153
2011	382,992
2012	31,149

Total:	$9,529,986

Net Share Issuance

During the second quarter of 2006, we satisfied an obligation to deliver 250,000 shares to a former employee pursuant to an employment arrangement by delivering 150,707 shares to the employee, and deducting 99,293 shares from the grant amount to satisfy payroll withholding taxes. We then paid approximately $1 million in payroll taxes related to this transaction.

Contingent Options and Share Grants

During the third quarter of 2006, we committed to grant 50,000 options to a key technical employee contingent upon the attainment of certain performance objectives. Management continues to assess the likelihood of completing the contingent requirements as “reasonably possible” in accordance with definitions in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized additional equity compensation relating to the contingent options during the first quarter of 2007.

On December 22, 2006, we entered into a 50-year Geothermal Lease Agreement to obtain the right to begin development and construction of geothermal power plants on properties in Nevada consisting of 11,600 acres. We also have rights to pursue similar projects on 3.0 million additional acres of land with respect to which the land owner may have geothermal rights. As part of the consideration of the geothermal lease agreement, we committed to grant 25,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. Management continues to assess the likelihood of completing the contingent requirements as “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized equity compensation relating to the contingent shares during the first quarter of 2007.

Private Equity Placement

On March 30, 2007, we sold 2,693,552 shares of our common stock in a private equity placement to certain accredited investors at a price of $4.65 per share. The gross proceeds from the private equity placement totaled $12,525,001. Certain commissions and legal fees incurred in conjunction with the financing totaled $671,250, resulting in net proceeds totaling $11,853,751.

E. Warrants

As part of the private equity placement, each investor received cash-only exercise warrants equal to approximately 35% of the shares of common stock purchased by such investor. Accordingly, 942,739 warrants were issued to investors at an exercise price of $6.05 per share. The warrants expire on March 30, 2012.

The following table summarizes the warrants issued in connection with the private equity placement all of which were outstanding and exercisable at March 31, 2007:

Private Equity Placement Warrants
Grant dates	March 30, 2007
Exercise price	$6.05
Expiration date	March 3, 2012
Warrants outstanding and exercisable	1,037,012
Proceeds if exercised	$6,273,923

On March 22, 2007, we entered into a twelve-month Advisory Agreement with a service provider to receive certain non-exclusive advisory services including general corporate finance, advisory, merger and acquisition and business development services. The twelve-month period of the Advisory Agreement commenced on October 31, 2006 and is renewable for twelve additional months unless terminated in writing by us. These warrants have an exercise price of $6.05 and expire after three years. Additionally, we issued 94,739 warrants for the purchase of common stock to the service provider as partial compensation for assisting with raising the capital for the March 30, 2007 private equity placement. The warrants issued in conjunction with the private equity placement are accounted for as a cost of equity, which is netted against the fair value of the warrants, resulting in offsetting entries to additional paid in capital. These warrants expire on March 30, 2010.

Call Provision

The March 2007 private equity placement warrant agreement contains a call provision. If the closing market price of our common stock exceeds $9.075 for 20 consecutive trading days, we may exercise the right to require all warrant holders to either exercise the warrants or forfeit the warrants not exercised.

Warrant Price Reset Feature

In conjunction with the March 30, 2007 private equity placement, we issued warrants to purchase a total of 1,037,012 shares of common stock. 942,739 of the warrants issued contain an exercise price reset feature, which applies during the 12 months following the effective date of the applicable registration statement. We are obligated to file a registration statement which registers the resale of shares issuable upon exercise of the warrants. The exercise price reset feature is triggered upon certain conditions and events. If triggered, the warrant exercise price would be adjusted downward on the date the event occurs. We may at any time during the term of the warrants reduce the exercise price to any amount for any period of time deemed appropriate by the Board of Directors.

Series B Warrants

In 2004, we issued shares of Series B Preferred Stock in a private placement transaction. All shares of Series B Preferred Stock were subsequently converted to shares of our common stock. Purchasers of the Series B Preferred Stock were also issued cash-only exercise warrants equal to 25% of the common stock issuable to them upon conversion of the Series B Preferred Stock at an exercise price of $8.55 per share. During the year ended December 31, 2006, 6,000 warrants were exercised by holders of Series B Preferred Stock, providing approximately $51,300 in cash to us. 63,947 warrants were outstanding and unexercised at March 31, 2007.

Series B Warrant Price Reset Feature

In conjunction with issuing the Series B Convertible Preferred Stock, we issued a total of 412,691 warrants. The warrants contained an exercise price reset feature that, based upon certain conditions and events, results in the warrant exercise price to be adjusted downward to fair value of the common stock on the date the event occurred. In November 2006, we issued shares to a service provider. This issuance triggered the warrant re-pricing feature applicable to the 63,947 outstanding and exercisable warrants. Accordingly, the exercise price of the outstanding warrants previously exercisable for $8.55 per share was reset to a new exercise price of $6.05 per share.

On March 30, 2007, we issued shares in connection with a private equity placement. This issuance also triggered the warrant re-pricing feature applicable to the 63,947 outstanding and exercisable warrants. Accordingly, the exercise price of the outstanding warrants previously exercisable for $6.05 per share was reset to a new exercise price of $4.65 per share.

Based upon the price reset feature in the Series B warrant agreement, further warrant pricing resets may occur given the occurrence of certain conditions and events.

The following table summarizes the warrants issued, outstanding and exercisable at March 31, 2007:

Series B Warrants
Grant dates	July – Sept, 2004
Exercise price	$4.65
Expiration date	October 5, 2007
Warrants outstanding and exercisable	63,947
Proceeds if exercised	$297,354

F. Registration Rights Agreements

Private Equity Placement Registration Rights Agreement

In conjunction with the March 2007 private equity placement, the purchasers of the common stock and related warrants also entered into a Registration Rights Agreement that contains certain rights to register shares of common stock and rights to remain continuously effective until all private equity placement shares and related warrants are exercised or expired.

If we fail to file a registration statement on Form S-3 prior to May 14, 2007, or if we fail to maintain a continuously effective registration statement, liquidated damages equal to 1.0% of the aggregate purchase price for each month up to a total of three months will be paid to the purchasers. The outstanding balance is subject to interest payments of 18% per annum.

We intend to comply with the requirements of the Registration Rights Agreement as soon as practicable, and as such, management believes that the likelihood that these shares will either not be registered or fail to remain continuously effective is “remote”. Accordingly, no accrued liability is deemed necessary.

Series B Registration Rights Agreement

The Series B preferred stock securities purchase agreement and related agreements provide the purchasers of the Series B preferred stock and the related Series B warrants with certain rights to register shares of common stock. We are also obligated to cause the registration statement to remain continuously effective until all Series B preferred shares and Series B warrants are exercised or expired. In September 2004, all of the outstanding Series B preferred shares and certain of the Series B warrants were converted into shares of common stock under the original registration statement filed on September 20, 2005. We failed to maintain a continuously effective registration for the common shares issuable upon exercise of Series B warrants as required by our agreements, resulting in liquidating damages and interest totaling $96,000 for the year ended December 31, 2006 plus $21,000 for the three months ended March 31, 2007. We intend to comply with the requirements of the stock securities purchase agreement and related agreements as soon as practicable, and as such, the future liability associated with the registration rights is believed to be immaterial.

G. Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase common stock, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. There were 63,947 and 66,947 shares of common stock issuable upon exercise of warrants that were “in the money” and outstanding on March 31, 2007 and 2006 respectively; 247,000 stock options granted to a contractor that were “in the money” and outstanding on March 31, 2007 and 2006 respectively; unvested and fully-vested and undelivered stock grants totaling 518,455 and 798,750 were outstanding on March 31, 2007 and 2006, respectively; and 1,489,000 and 1,413,700 employee and director options to purchase shares of common stock that were “in the money” and outstanding at March 31, 2007 and 2006, respectively. In addition, 1,037,012 shares of common stock issuable upon exercise of warrants and 1,189,833 employee and director options to purchase shares of our common stock were “out of the money” at March 31, 2007. 267,000 employee and director options to purchase shares of our common stock were “out of the money” at March 31, 2006. These warrants, options and share grants were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

H. Business Segments

The basis for presenting segment information results generally is consistent with our overall operating practices. We report operating segment information in accordance with Financial Accounting Standard Board Statement No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which establishes reporting standards for disclosure of operating segments. All consolidating items and corporate administrative costs are included in Corporate and Other.

Prior to 2006, we operated in one business segment, Transportation and Industrial. Beginning in 2006, we began to pursue opportunities to develop technologies in the Power Systems market to supplement the development of technologies targeted for the Transportation and Industrial markets. Accordingly, the presentation below comprises financial information relating to the year ended December 31, 2006 only.

As of and for the Three Months Ended March 31, 2007	Transportation and Industrial	Power Systems	Corporate and Other	Total
Revenues	$123,763	$0	$0	$123,763
Segment Operating Loss	(1,164,805)	(247,613)	(3,377,077)	(4,789,495)
Depreciation and Amortization	45,966	2,723	18,468	67,157
Fixed Asset Purchases	21,948	1,447	11,496	34,891
Total Assets	$924,809	$453,272	$19,917,425	$21,295,506

As of and for the Three Months Ended March 31, 2006
Revenues	$33,736	$0	$0	$33,736
Segment Operating Loss	(909,456)	0	(2,323,550)	(3,233,006)
Depreciation and Amortization	31,146	0	16,942	48,088
Fixed Asset Purchases	27,055	0	15,551	42,606
Total Assets	$676,470	$1,773,267	$15,746,114	$18,195,851

Included in total assets for the Power Systems segment was the Note Receivable from a potential merger partner totaling $1,610,636 and $0 at March 31, 2006 and March 31, 2007, respectively. Non-cash compensation expense included in the Transportation and Industrial Technology segment totaled $222,690 and $268,742 for the three months ended March 31, 2007 and 2006, respectively. Non-cash compensation expense included in the Power Systems segment totaled 12,659 and $0 for the three months ended March 31, 2007 and 2006, respectively.

I. Contingencies and Commitments

We lease our corporate office located at 5152 North Edgewood Drive, Suite 375, Provo. The corporate office has approximately 7,600 square feet of office space with monthly rent of approximately $13,600 per month. The lease expires on August 31, 2011. On June 1, 2006, we also expanded our testing facility in Utah County, Utah from 6,000 to 12,000 square feet and monthly rental payments increased from approximately $2,700 to $6,050 per month. The testing facility lease expires on June 1, 2009. We expect that these leases will be renewed or that alternative spaces will be obtained. The facilities are well maintained and in good condition.

As part of the consideration for our four 50-year geothermal lease agreements, we have agreed to pay approximately $42,000 per year in rent beginning in year two of the respective leases. This payment obligation continues throughout the lease terms as an advance against royalties, and certain royalties on the sale of any geothermal resources produced from the leased lands. To date, the properties are still in the exploratory phase and have not been evaluated for viability, generating capacity, or potential reserves. According to the geothermal lease agreements, we, at our sole discretion, may surrender portions of the land or the land in its entirety that we do not intend to utilize thereby reducing the rent obligation.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2007 were as follows:

Year Ending December 31,	Minimum lease payment
2007	$179,464
2008	244,154
2009	204,227
2010	176,235
2011	119,177

Total minimum payments	$923,257

Total rent expense for the three months ended March 31, 2007, and 2006, was approximately $62,700 and $52,578 respectively.

As of March 31, 2007, we did not have any letters of credit or repurchase obligations.

On September 2, 2006, we entered into a license and sublicense agreement for heat transfer technologies through our wholly owned subsidiary, Raser – Power Systems, LLC. We also entered into a guaranty on behalf of the subsidiary to irrevocably and unconditionally guarantee full and prompt payment and performance of all the subsidiary obligations under the license and sublicense agreement. The guaranty will remain in full force and effect until satisfaction in full of all the subsidiary’s obligations under the agreement and is binding on any successors. The maximum potential amount of future payments under this guarantee cannot be estimated, but payment obligations will be limited to the actual royalties’ payable arising from developed projects that utilize the heat-transfer license.

We have a contractual obligation to deliver 125,665 shares of our common stock ratably from April 1, 2007 to September 19, 2007 to a former employee. The fair values of these shares have been expensed during the years ended December 31, 2006 and 2005 totaling $772,000 and $4,000, respectively.

On March 22, 2007, our Board of Directors approved the grant of 200,000 shares of restricted stock to a service provider engaged to perform advisory services. 150,000 shares of the restricted stock are scheduled to be delivered in April 2007 and the remaining 50,000 shares of restricted stock are scheduled to be delivered on September 2007. These shares had a fair value of $990,000, which was computed and expensed on the grant date.

J. Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the first quarter of 2007.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax year 2006 federal return remains open to examination and the tax years 2003-2006 remain open to examination by other taxing jurisdictions to which we are subject. The Internal Revenue Service is currently examining our 2005 federal tax return and should be complete in 2007.

K. Supplemental Cash Information

For the three months ended March 31, 2007:

•	No cash was paid for interest and $200 was paid for income taxes.

•

We recorded a $39,800 non-cash payment for 7,500 shares of our common stock issued to acquire the geothermal mineral rights on properties in Nevada. The non-cash payment was equal to the fair market value of the shares on the date the 50-year geothermal leases were signed.

•

We recorded a $990,000 non-cash payment for 200,000 shares of restricted common stock issued to a service provider for advisory services. The non-cash payment was equal to the fair market value of the shares on the date the advisory services payment was approved by our Board of Directors.

For the three months ended March 31, 2006:

•	No cash was paid for interest and $100 was paid for income taxes.

L. Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. We believe that adoption of SFAS 157 will not materially impact our financial statements.

SFAS 159

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 allows a company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, we are required to adopt SFAS 159 by the first quarter of 2008. We are currently evaluating the requirements of SFAS 159 and the potential impact on our financial statements.

M. Subsequent Events

On April 6, 2007, we entered into a Sourcing and Development Agreement (the “SDA”), with UTC Power Corporation (“UTCP”). The SDA establishes general terms and conditions for our purchase of UTCP’s PureCycle ® geothermal heat-to-electricity power systems from UTCP (the “Current Generation System”). The SDA also provides for the design, testing and potential commercial release by UTCP of a PureCycle ® geothermal power system with a higher single-unit kilowatt rating (the “Next Generation System”). In connection with the SDA, we agreed to enter into three separate purchase contracts for the purchase of Current Generation Systems.

The first purchase contract was entered into contemporaneously with the SDA. Pursuant to the first purchase contract, we agreed to purchase forty five (45) Current Generation Systems for delivery between October 1, 2007 and December 15, 2007, and we made an initial payment of approximately $962,000. The second purchase contract is to be executed by the parties not later than July 31, 2007, and we are obligated to make an initial payment at the time the contract is executed. The second purchase contract will provide for the purchase of forty five (45) Current Generation Systems for delivery between January 1, 2008 and March 31, 2008. The third purchase contract is to be executed by the parties as soon as practicable after receipt of approval of the utility interconnect application for the project in which the Current Generation Systems are to be used and subsequent project financing approval for such project. The third purchase contract will provide for the purchase of forty five (45) Current Generation Systems for delivery between April 1, 2008 and June 30, 2008. The third purchase contract will also require an initial down payment by us.

In connection with the SDA, we also entered into a Service Agreement with UTCP (the “Service Agreement”). Pursuant to the Service Agreement, we are obligated to make an annual payment for each Current Generation System purchased under the Agreement. The term of the SDA continues until December 31, 2009. However, the SDA may be terminated earlier upon the occurrence of certain events that result in the payment of liquidated damages, or by the mutual consent of the parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II Item 1A and elsewhere in this report.

Overview

Raser Technologies, Inc., a Utah corporation (“Raser”, the “Company”, “we” or “our”) is a technology licensing and development company. We operate in two business segments: Transportation and Industrial Technology, and Power Systems. The Transportation and Industrial Technology segment focuses on improving the efficiency and power density of electric motors, generators and their associated power electronic drives and controls. This technology is known as SymetronTM technology. The Power Systems segment is seeking to develop new geothermal electric power generating plants and bottom-cycling operations that generate electric power from the waste heat of existing power plants and industrial facilities, incorporating licensed heat-transfer technology and our SymetronTM technology. Raser was formed on July 18, 2003 and organized under the laws of the State of Utah as a successor to Raser Technologies, LLC, a Utah limited liability company formed on October 28, 2002. On October 28, 2003, we became a publicly-traded company through a reverse merger with Wasatch Web Advisors, Inc.

We have developed several innovations in electric motors and their associated electronic drives and controllers that allow for increased torque, power and efficiency. The electromagnetic machine and power electronic drive technology is trademarked under the name “SymetronTM”. The technologies can be applied to industrial AC induction motors and drives, permanent magnet motors, generators and automotive alternators for use in industrial and transportation applications, hybrid-electric and electric vehicle propulsion systems, and other applications where the efficiency of electricity-to-motion or motion-to-electricity power conversions can be improved. We believe that SymetronTM technologies can also be applied to electric power generation applications.

In 2005, we began to implement our strategy of acquiring heat-transfer technology for use in geothermal electric power generation, specifically, advanced binary cycle power generation technology, as well as geothermal resources. In 2006, we acquired a non-exclusive license for certain patents, patents pending, and technical information relating to certain heat-transfer technologies, including geothermal, waste heat recovery and bottom-cycling applications. We believe that a combination of these and other technologies, our management’s significant experience in developing power projects, the geothermal properties and resources we have secured and the various incentives the U.S. government has established for alternative energy applications, provide us with an attractive opportunity for establishing a significant geothermal power and waste heat recovery business.

We recognize that geothermal power generation, including exploration, drilling, power plant construction and operation, is a capital intensive proposition. We intend to develop relationships with several strategic alliance partners to help provide the necessary capital to fund the development of geothermal power plants. We believe that with the tax incentives available to such projects and the favorable economic environment for renewable energy, it will be possible to develop geothermal projects that are economically feasible. We have been successful in leasing some properties in central Nevada with potential geothermal resources, where we intend to develop binary heat recovery power plants in conjunction with strategic alliance partners. Subject to obtaining adequate financing from our alliance partners or other sources, we intend to initiate development of a number of geothermal power plants that have a combined generating capacity totaling approximately 100 megawatts of electricity per year for the first three years and 150 megawatts per year thereafter.

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

Research and Development

We are engaged in an ongoing process of researching, developing and demonstrating new applications for core technology innovations. These include the periodic introduction of new motor and generator-related technologies and drives, application of applicable technologies to manufacturers’ test applications, testing and performance evaluations of these technologies and participation in design and engineering of related original equipment manufacturers (“OEM”) projects.

We devoted considerable effort throughout 2006 and the first quarter of 2007 to further develop various technologies and to internally test, refine, characterize and further verify the technologies. Characterization of the technology is the process by which the performance levels that can be achieved over a range of likely operating conditions are determined. This data provides a performance description that is useful to the customer in understanding the capabilities of the motor without revealing the intellectual property underlying the improved performance levels. We anticipate that the data and experience gained through this base-lining activity should result in an improved description of SymetronTM performance benefits, and consequently, an enhanced value proposition for potential customers.

Our research and development costs for the year ended December 31, 2006 and three months ended March 31, 2007 totaled $3,893,540 and $796,300, respectively. Future research and development expenditures are anticipated in order to develop additional SymetronTM technologies primarily relating to alternators, ISAs, line-driven motors and drives, hybrid and plug-in electric vehicles. Research and development costs, relating to development of potential technologies, are expected to increase over time as milestones in the development process are achieved.

Trends and Uncertainties

Transportation Market

We continue marketing our SymetronTM enhanced alternator design to component manufacturers. We are seeking to enter licensing discussions with one or more customers during 2007. We have limited experience with licensing our technologies, however, and our ability to increase licensing revenues is uncertain.

Our P-50 ISA is designed for a commercial automobile, and we believe it can be scaled up to suit truck and construction equipment sized applications. We have begun work on a scaled up P-100 ISA and hybrid propulsion motor designed for larger vehicles.

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

We have signed a design and license agreement with a wholly-owned subsidiary of a publicly traded, Singapore-based engineering company. We expect to provide technical, engineering and design support for the development and manufacture of a switched reluctance (“SR”) motor and drive. The agreement provides for royalty payments on a sliding scale based on sales of up to 500,000 units of equipment utilizing SR motors based upon our designs and technology. We do not expect material revenue from this contract and, due to product development and deployment schedules, no revenue may be recognized for a year or more. We have entered into an agreement with a subcontractor to provide services to the Singapore company for a development fee.

Industrial Market

We completed testing of our FLEXMODTM flexible, modular controller design with Advanced Energy under their contract with the Department of Energy during the quarter ended September 30, 2006. Results obtained from dynamometer testing demonstrated efficiency gains of up to 10% could be obtained by applying SymetronTM concepts to variable speed AC motor drive systems over varying speed and of load conditions for motors ranging from 5 to 50 horsepower. Although the test results are encouraging, the tests were conducted in a laboratory environment and we can give no assurance that similar efficiency gains will be achieved in commercial applications.

An independent final report quantifying the benefit potential of the technology was issued by Advanced Energy, Washington State University and the Department of Energy. Based upon the results indicated in the report, we will begin the development process to create appropriate electronic motor control software for commercialization of the documented efficiency improvement phenomenon in 2007.

Power Generation Market

We are positioning ourselves to be one of the primary developers of geothermal and industrial waste heat power in the U.S. We intend to leverage our technology platform and power plant development skills to establish tax credit monetization payment streams from incentives available to renewable power plan developers. We believe we are well positioned for entry into this market.

Initially, we are considering two potential applications for our recently acquired heat transfer technology:

•

Geothermal Power – Geothermal power plants use underground steam or hot water from wells drilled deep into the earth. The steam or hot water is piped up from the well to drive a conventional steam turbine directly or through the use of a working fluid, which powers an electric generator. Typically, the extracted hot fluid is returned to the ground to recharge the reservoir.

•

Waste Heat Bottom-Cycling – Most power plants utilizing conventional technologies generate excess heat that is not used to generate electricity. For example, approximately 35%—40% of the heat value of coal is typically transformed into electricity. The rest of the heat is lost in the process, but has the potential to be partially recovered through bottom cycling to generate additional electricity. The ability to bottom-cycle power plants affords the opportunity to generate additional electricity and take advantage of existing power generation and transmission infrastructure at a low incremental cost and no fuel cost. In addition, many industries generate waste heat that can be harvested to produce electricity through application of this heat transfer technology. This power is then used to help operate that industrial facility, reducing its power costs.

In the United States, we expect to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by 24 states and the District of Columbia. Renewable Portfolio Standards (“RPS”) adopted by these states require that an increasing percentage of electricity supplied by utilities be derived from renewable energy sources. A change in legislation could reverse the current demand for renewable energy production.

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

The federal government currently encourages production of electricity from geothermal resources through certain tax incentives. We are permitted to claim in our consolidated federal tax returns either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or “production tax credits” of 2.0 cents (plus an inflation factor) per kilowatt hour on the first ten years of electricity output. Currently, production tax credits can only be claimed on new plants put into service before December 31, 2008. We believe that congress will continue to extend the production tax credits into the future. However, there can be no assurances that this will occur. Elimination of the production tax credit would significantly impair our ability to monetize and finance the construction of geothermal power plants.

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

We obtained the right to begin development and construction of geothermal power plants on certain properties in Nevada, consisting of approximately 12,630 acres, and to pursue such projects on 3.0 million additional acres of land in which the lessor may have geothermal rights. We also executed subsequent to March 31, 2007, 13 additional leases covering approximately 28,000 acres in four counties in the State of Utah. These leases provide the potential for another nine project areas. We believe that as we develop these and other properties, revenue will be generated through various means. Primarily, we believe that development of geothermal power plants will typically involve an alliance partner with specific power generation interests or a financial partner, both of which would have interests in the favorable tax attributes available to renewable energy producers. Through these partners we intend to generate revenue streams by monetizing these tax attributes. Although we have had discussions with prospective power generation partners, none of these discussions has yet resulted in a monetizing transaction. Development of our power plants will likely take a year or more and specific projects or portions of a project may be sold prior to commissioning.

We also intend to generate revenue from the sale of electricity from the power plants to electric utilities pursuant to long-term power purchase agreements. Such revenue is subject to seasonal variations based upon electricity usage of the end-users. To date, the properties are still in the exploratory phase and have had limited evaluation for viability, generating capacity, or potential reserves.

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

Power Systems

We expect the principal expenses related to developing geothermal power plants, including costs for property acquisition, exploration, drilling, construction and operation will either be financed by an alliance partner or incurred by us. Expenses include salaries, equity based compensation, costs relating to third-party services, lease rentals and royalty payments, depletion and amortization for successfully implemented power plants, and other equipment and construction costs as deemed necessary to advance projects to completion. Lease acquisition costs, lease bonuses, certain legal fees, drilling costs, and construction costs are capitalized until the project is abandoned and written off.

Geothermal heat transfer license royalties and other geothermal lease payments will be included in the costs of sales when the plant is placed into service.

Losses since inception

We have incurred significant losses since our inception. As of March 31, 2007, we had incurred an accumulated deficit and deficit accumulated after re-entry into the development stage of approximately $40.1 million on cumulative revenues of approximately $608,000. Our net losses before preferred stock dividends for the year ended December 31, 2006 and for the three months ended March 31, 2007 totaled $18.5 million and $4.6 million, respectively.

During the three months ended March 31, 2007, the monthly cash expenditure rate for operations increased to $0.8 million per month from approximately $0.7 million per month in the twelve months ended December 31, 2006. The higher spending rate reflects both implementation of Sarbanes-Oxley Act of 2002 internal control documentation requirements and increased employment levels. We may make more investments and pursue alliances that could increase our rate of cash outlay in the future.

As a company heavily involved in research and development and without an established revenue stream, we have made use of equity-based compensation in several instances to conserve cash. The three months ended March 31, 2007 included non-cash equity-based compensation expenses to employees and service contractors of approximately $2.1 million. Of the equity-based employee compensation, approximately $0.1 million is related to stock grants to employees, approximately $1.0 million for stock grants to service providers, and approximately $1.0 million is associated with the issuance of stock options to our employees.

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

Dividends

No dividends have been paid relating to either common stock or preferred stock during the fiscal year 2006 through the first quarter of 2007. We do not expect to pay dividends on either common stock or preferred stock in the near future.

Results of Operations

	Three months ended March 31,
	2007	2006
Revenue	$123,763	$33,736

Operating expense
Cost of sales	466,130	55,584
General and administrative	3,650,828	2,354,697
Research and development	796,300	856,461

Total operating expenses	4,913,258	3,266,742

Operating loss	(4,789,495)	(3,233,006)
Interest income	183,938	200,803
Loss on the sale of securities	—	(8,512)
Series B warrant registration costs	(21,012)	—

Loss before income taxes	(4,626,569)	(3,040,715)
Income tax benefit (expense)	—	—

Net loss applicable to common stockholders	$(4,626,569)	$(3,040,715)

Comparison of Three Months Ended March 31, 2007 and 2006

Revenue

During the three months ended March 31, 2007, we recognized revenue totaling $124,000. Revenue increased over the prior year as a result of progress towards completion of our ARINC subcontract that began in October 2006. We recognized revenue totaling $34,000 for the three months ended March 31, 2006 as a result of our subcontract with Advanced Energy, which was completed in 2006. These subcontracts are accounted for on a percentage-of-completion basis.

Operating expenses

Cost of sales. We reported cost of sales for the three months ended March 31, 2007 and 2006 totaling $466,000 and $56,000, respectively. Cost of sales includes the direct labor, materials and overhead expenses required to perform the work on our subcontracts with Advanced Energy and the U.S. Army. The increase over the prior year period is primarily related to recognizing a loss on the subcontract approximating $340,000 from anticipated budget overruns to complete the ARINC subcontract objectives.

General and administrative. General and administrative expenses include expenses related to our marketing, sales, accounting, legal, investor relations, human resources, and other administrative functions. Power production segment operating costs are immaterial. Therefore, non-capitalized costs associated with this segment primarily relate to exploration and are included in general and administrative expenses. Any expenses previously deferred as part of our previously anticipated business combination were expensed when the combination became no longer likely to occur.

General and administrative expense increased from approximately $2.4 million for the three months ended March 31, 2006 to approximately $3.7 million for the three months ended March 31, 2007. The three months ended March 31, 2007 and 2006 included equity-based non-cash employee compensation expense of approximately $0.9 million and $1.1 million, respectively. Equity-based non-cash service provider compensation increased by approximately $1.0 million from the same period in 2006 due to granting shares of common stock to a service provider engaged to perform financial advisory services. Other employment related costs increased by approximately $0.1 million from the first quarter of 2006. This increase reflects higher salaries and employment levels. Professional service expenses also increased by approximately $0.3 million in the three months ended March 31, 2007 compared to the same period in 2006 primarily due to implementation of new requirements pursuant to the Sarbanes-Oxley Act of 2002 and certain geological consulting fees.

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

Research and Development expense decreased to $0.8 million during the three months ended March 31, 2007 from $0.9 million for the three months ended March 31, 2006. Equity based employee compensation decreased by approximately $0.1 million for the three months ended March 31, 2007 from the same period in 2006. The decrease resulted from the timing of issuing share grants to research and development employees.

Interest and other income. Interest income for the three months ended March 31, 2007 remained relatively flat at approximately $0.2 million which was comparable to the same period in the prior year.

Liquidity and Capital Resources

Cash and Cash Equivalents	March 31, 2007	December 31, 2006
Cash	$5,693,467	$157,746
Certificate of Deposit (unrestricted portion)	250,000	—
Money Market Account	13,276,164	3,193,822

Total	$19,219,631	$3,351,568

As a research and development company, we have incurred substantial losses since inception resulting in an accumulated deficit and deficit accumulated since re-entry into development stage totaling $40.1 million. We are not operating at cash breakeven and cash used in operations was approximately $1.7 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. Our continuation as a going concern is dependent on efforts to increase revenues, reduce expenses, and ultimately achieve profitable operations.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, as of March 31, 2007, we had cash and cash equivalents on hand of $19.2 million.

We have also initiated a strategy to improve our financial performance and liquidity. We intend to expand our revenue base through implementing our strategy to develop geothermal and bottom-cycling electric power generation projects and to obtain revenues from our partners in these projects that are in a position to benefit from the favorable tax attributes available to these projects.

While we cannot give assurances that the above actions will be sufficient to alleviate our liquidity concerns, or that additional capital could be obtained under satisfactory terms if it becomes required, we believe our available cash balances and our efforts to improve our financial performance and liquidity will enable us to continue as a going concern through March 31, 2008.

Cash consumed by operating activities for the three months ended March 31, 2007 consisted primarily of a net loss of approximately $4.6 million, adjusted for approximately $2.1 million of stock-based compensation and stock issued for services. Interest receivable at March 31, 2007 decreased by approximately $0.4 million compared to March 31, 2006 as a result of collection of the note receivable in full from a proposed merger partner. Accrued liabilities increased $0.4 million in 2007 due to the timing of payments for certain professional services contracts.

Cash consumed by operating activities in the three months ended March 31, 2006 consisted primarily of a net loss of approximately $3.0 million, adjusted for approximately $1.4 million of stock-based compensation and stock issued for services. Accounts receivable increased $0.1 in 2006 due to the timing of billing for the Advanced Energy subcontract and accrued liabilities increased $0.1 million in 2006 due to the timing of payments for certain professional services contracts.

As a research and development company, we have incurred substantial losses since inception and we are not operating at cash breakeven. Our continuation as a going concern is dependent on efforts to increase revenues, reduce expenses, and ultimately achieve profitable operations. If substantial losses continue, liquidity concerns may require us to curtail operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash at short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. However, cash in our money market account is currently invested with AIM Funds earning 5.29 percent interest and totaled $13.3 million at March 31, 2007. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 4.93 percent per annum and totaled $5.7 million at March 31, 2007.

Investing activities provided approximately $5.6 million in the three months ended March 31, 2007, reflecting collection in full of a promissory note receivable of approximately $5.5 million and by changing the status of $0.3 million of a certificate of deposit from restricted to unrestricted. We also acquired leases for unproved geothermal properties, purchased office equipment and leasehold improvements totaling $0.1 million.

Investing activities consumed approximately $1.3 million during the three months ended March 31, 2006. We loaned a potential merger partner $1.6 million and entered into a promissory note receivable that paid an interest rate of 10% per annum. Expenditures of approximately $0.2 million in 2006 were related to our unsuccessful acquisition, and were consequently reflected as an investing activity rather than an operating activity. We received cash from the sale of low risk short-term instrument totaling $0.5 million during the three months ended March 31, 2006.

Financing Activities. Financing activities provided approximately $11.9 million and $0.1 million of cash in the quarter ended March 31, 2007 and 2006, respectively. Financing activity in the three months ended March 31, 2007 provided approximately $0.1 million from the exercises of options to purchase shares our common stock. We also closed our private equity placement on March 30, 2007, which provided approximately $11.9 million in net proceeds. Financing activity in the three months ended March 31, 2006 consisted of proceeds from the exercise of warrants and options to purchase shares of our common stock totaling $0.1 million.

As of March 31, 2007, we had stockholders’ equity of approximately $19.2 million and approximately $19.2 million in cash and cash equivalents. We believe that our current cash on hand and cash anticipated to be provided by customer sales will be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures through March 31, 2008.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had the following off-balance sheet arrangements as defined by item 303(a)(4)(II) of SEC Regulation S-K.

On September 2, 2006, we entered into a License and Sublicense Agreement for heat-transfer technologies through a wholly-owned subsidiary of Raser, “Raser – Power Systems, LLC”. We also entered into a guaranty on behalf of the subsidiary to irrevocably and unconditionally guarantee full and prompt payment and performance of all the subsidiary obligations under the License and Sublicense Agreement. The guaranty will remain in full force and effect until satisfaction in full of all the subsidiary’s obligations under the License and Sublicense Agreement and is binding on any successors, and inures to the benefit of any third party successor or assignees. The maximum potential amount of future payments under this guarantee cannot be estimated, but payment obligations will be limited to a fraction of expected cash flows from developed projects that utilize the heat transfer license.

On December 22, 2006, we entered into a geothermal lease agreement through our subsidiary, Raser – Power Systems, LLC, with Truckee River Ranch, LLC (“Truckee). Under the lease agreement, upon successful placement of an operating geothermal power plant into service, we will issue to Truckee 25,000 restricted shares of our common stock. Delivery of the 25,000 restricted shares shall be an advance against any royalty payable, or to become payable, to Truckee. The value shall be determined at the time Truckee sells the stock and the value shall constitute the value for the advance against royalties, whether owing in the present or in the future. Additionally, the value shall also be applied against any rentals payable or to become payable to Truckee.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our condensed consolidated financial statements. We also have ongoing employment commitments.

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

Our subsidiary Raser – Power Systems, LLC, has entered into four Geothermal Lease Agreements in Nevada. Pursuant to the lease agreements, we obtained the right to develop and construct geothermal power plants on properties consisting of approximately 12,630 acres. We also have rights to pursue similar projects on 3.0 million additional acres of land with respect to which the land owner may have geothermal rights. The initial lease term is 50 years, subject to extension for another 50 years as long as we are actively pursuing or generating resources from the leased lands. According to the geothermal lease agreements, we, at our sole discretion, may surrender portions of the land or the land in its entirety that we do not intend to utilize thereby reducing the rent obligation.

As part of the consideration for the leases, we have agreed to pay approximately $42,000 per year in rent beginning in year two which continues throughout the lease term as an advance against royalties, and certain royalties on the sale of any geothermal resources produced from the leased lands.

The table below summarizes our obligations pursuant to our non-cancelable leases.

	Total	Less than 1 year	1 to 3 years	4 to 5 years
Operating Leases Obligations	$923,257	$179,464	$448,381	$295,412

During the first quarter of 2005, we pledged a $400,000 certificate of deposit as collateral to secure a corporate credit card program to facilitate employee travel and certain purchases necessary for our business operations. Effective March 9, 2007, we reduced the number of credit cards available under our the corporate credit card program to one credit card at each of our two locations to facilitate certain purchases necessary for our business operations. This action reduced our pledged amount on the same certificate of deposit to $150,000 and reduced the restricted cash balance in favor of our operating cash balance by $250,000. As of March 31, 2007, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

Recently issued accounting pronouncements

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for our 2009 fiscal year, although early adoption is permitted. We are currently assessing the potential effect of SFAS 157 on our financial statements.

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

As of March 31, 2007, we had approximately $19.2 million in cash and equivalents which are invested primarily in money market accounts until needed for operating and other activities. Current money market rates are approximately 5.29%. If interest rates decline by 1%, the amount of interest earned on our money market balances would be approximately $192,000 lower over a twelve month period.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

We continued to formalize documentation and perform testing of our financial processes during the period covered by this Quarterly Report on Form 10-Q. Our former chief financial officer resigned effective December 4, 2006 and was not replaced by our current chief financial officer until January 8, 2007. During that time, we implemented certain measures, such as requiring executive level approval for items previously approved by the chief financial officer, to ensure that the system of internal control remained effective. No other change in our internal control over financial reporting occurred during the first quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have applied to the United States Patent and Trademark Office for federal trademark registration of our name, RASER, in connection with a number of goods and services including, among other things, electric motors for machines. In connection with our application no. 78/339,071, Razor USA LLC has initiated an opposition proceeding (“Opposition”) before the administrative body the Trademark Trial and Appeals Board (“TTAB”). We believe that the Opposition is without merit. Because the TTAB cannot award money damages, the Opposition does not present us with a presently existing material loss contingency.

We are not subject of any other legal proceedings and we are unaware of any proceedings presently contemplated against us by any federal, state or local government agency.

Item 1A. Risk Factors.

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

Since our inception, we have incurred significant net losses, including a net loss of approximately $4.6 million for the three months ended March 31, 2007. As a result of ongoing operating losses, we had an accumulated deficit and deficit after re-entry into development stage of approximately $40.1 million on cumulative revenues of approximately $608,000 as of March 31, 2007. Our losses have resulted primarily from the extensive research and development and general and administrative expenses associated with our operations. We expect to incur additional losses for at least the next few quarters. We may be unable to successfully develop new technology or products, and any technology or any products we develop may not be commercially viable. We expect to incur additional substantial operating losses as a result of increases in expenses for research and product development, and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We are likely to need additional funding for our operations and funding may not be available to us on commercially reasonable terms, or at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

•

develop commercially viable technology by designing and engineering the SymetronTM motor, controller, alternator, integrated starter alternator and generator technologies to license on a commercial scale;

•	convince our potential customers of the benefits of our technology or products;

•

establish relationships with motor and power generator manufacturers, automobile manufacturers, producers or consumers of electricity and other forms of power, the military, government, and other systems integrators for the license or sale of our technology or products, if any;

•	develop a successful marketing plan relating to the monetization of tax attributes relating to geothermal power production;

•	identify and secure productive geothermal sites that will produce energy using licensed geothermal heat-transfer technology;

•	manage construction, drilling and operating costs relating to geothermal power production;

•	acquire electrical transmission and interconnection rights for geothermal plants constructed;

•	avoid infringing and successfully defend any allegations of infringing the intellectual property rights of others;

•	defend our intellectual property from infringement by others;

•	comply with applicable governmental regulations; and

•	hire, train and retain qualified personnel.

On March 31, 2007, we had cash and cash equivalents on hand of $19.2 million. Cash used in operations was approximately $7.9 million for the year ended December 31, 2006 and $1.7 million for the three months ended March 31, 2007.

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

If we raise additional capital through the issuance of equity or securities convertible into equity, our shareholders may experience dilution. Any new securities we issue may have rights, preferences or privileges senior to those of the holders of the common stock, such as dividend rights or anti-dilution protections.

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

Our business may be materially adversely affected if we are unable to successfully utilize heat-transfer technology.

Our ability to successfully utilize heat-transfer technology to enter into and compete in the geothermal and waste heat recovery electrical power production market will depend on many factors and is subject to various risks, including but not limited to:

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

•	the level and quality of opportunities to develop power generation;

•	the value of the patents underlying the geothermal heat-transfer technology license obtained from an entity (the “Former Merger Candidate”), of which we can provide no assurance;

•

the possibility that disputes between the Former Merger Candidate, the licensor of one of our technologies, and any third-party licensee or licensor of the technology could affect the value of our heat-transfer license;

•	our ability to raise sufficient capital to fund our operations and planned growth, including in the geothermal and waste heat power generation area; and

•	the possibility that restrictions imposed by the Former Merger Candidate on our heat-transfer technology license will impede us from fully utilizing the licensed technology.

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

Our current long-term business strategy for our transportation and industrial business segment is based almost entirely upon the licensing of our SymetronTM technology to electric motor, controller, alternator and generator manufacturers, suppliers and system integrators. We expect the sales cycle with respect to licensing our technology to be lengthy and there can be no assurance that we will achieve revenue from our licenses in the time frames that we expect. If we are unable to successfully license our intellectual property or technology to these businesses or others, we will be unable to generate revenues under our current business model, and we may be unable to continue operating or would be required to develop a new long-term business strategy.

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

Our success depends on our ability to execute our business strategy, including licensing our intellectual property to electric motor and controller manufacturers, suppliers and system integrators and developing geothermal electric power plants. Executing our strategy may involve entering into strategic transactions. In executing these strategic transactions, we may expend significant financial and management resources and incur other significant costs and expenses. There is no assurance that the execution of any strategic transactions will result in additional revenues. Any failure to enter into strategic transactions that lead to additional revenues could harm our business, prospects, financial condition and results of operations.

We may pursue strategic acquisitions that could have an adverse impact on our business

We may pursue the acquisition of new or complementary businesses or technologies. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate acquisitions, personnel or products that we may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. Furthermore, acquisitions of new or complementary businesses or technologies could also result in changes to our business or operating model, which may be difficult to execute. In addition, any acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of stock-based compensation.

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

A substantial portion of our revenue to date has come from two government sponsored development contracts. Our FLEXMODTM technology packaging contract with Advanced Energy, funded by the Department of Energy, through the State Technologies Advancement Collaborative (STAC), was completed in the third quarter of 2006 and provided approximately $315,000 in revenue throughout 2006. Our SymetronTM enhanced ISA subcontract with ARINC, funded by the U.S. Army, resulted in revenue totaling $44,717 during fiscal 2006 and $123,763 during the first quarter of 2007.

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

The closing price of our common stock has fluctuated from a low of $4.89 per share to a high of $7.49 per share during the three months ended March 31, 2007. Our stock price has in the past and is likely in the future to experience significant volatility as a result of numerous factors, many of which are outside of our control, including, but not limited to the following:

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

Moreover, the volatility in our stock price has been exacerbated by relatively limited trading volume, which can cause significant price movements in our stock price to result from even modest volumes of trading activity. As such, our stock price could continue to be volatile and the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in a company’s stock price, there may be increased risk of securities litigation, governmental investigations or enforcement proceedings may be initiated against that company. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

If we fail to comply with NYSE Arca listing standards and maintain our listing on NYSE Arca, our business could be materially harmed and our stock price could decline.

In October 2005 we received approval to list shares of our common stock on ArcaEx and on November 3, 2005, shares of our common stock began trading on ArcaEx (now NYSE Arca). Pursuant to the Sarbanes-Oxley Act of 2002, national securities exchanges, including NYSE Arca, have adopted more stringent listing requirements. Although we have been approved to list shares of common stock on NYSE Arca, we may not be able to maintain our compliance with all of the listing standards of the NYSE Group, or that we will be able to maintain our listing with NYSE Arca as a member of the NYSE Group. Any failure by us to maintain our listing on NYSE Arca could materially harm our business, cause our stock price to decline, and make it more difficult for you to sell your shares.

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

In connection with the audit of our 2004 financial statements, our management and Audit Committee were notified by our independent accountants, Tanner LC, of deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be “material weaknesses.” The deficiencies related to internal control and disclosure control over stock-based compensation, reporting of equity transactions and certain disclosures in the footnotes to the consolidated financial statements. The deficiencies in our internal control over stock-based compensation and equity transactions related to the failure to properly record issuances of stock, the failure to timely report certain transactions on Forms 3, 4, or 5, and the failure to properly itemize equity transactions in the statement of stockholders’ equity. The deficiency in our disclosure controls was related to the stock option disclosures required by Statement of Financial Accounting Standards (SFAS) No. 148.

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

On September 13, 2006, our Audit Committee approved the selection of Hein & Associates LLP, to act as our independent registered public accounting firm for the fiscal year ending December 31, 2006. At the same time, our Audit Committee approved the dismissal of Tanner LC effective as of September 13, 2006. The Audit Committee’s decision to retain Hein & Associates, LLP was precipitated by Tanner LC’s recommendation that we engage an accounting firm with expertise in the power generation industry. Based on discussions with Hein & Associates LLP and related inquiries regarding Hein & Associates LLP’s work and existing clients, our Audit Committee believes that Hein & Associates LLP has such expertise. Hein & Associates LLP conducted their first audit of our financial statements for the year ended December 31, 2006, and did not identify any material weaknesses in our system of internal control over financial reporting in connection with such audit. However, in subsequent audits, it is possible that they may identify material weaknesses of our system of internal control over financial reporting that would be reported accordingly.

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

The markets for electric motors, alternators, ISAs, motor controllers, and the development of geothermal power are intensely competitive. We believe our potential technology will face significant competition from existing manufacturers, including motor, controller, alternator, and transportation vehicle companies many of which may be better capitalized. We may also face significant competition from potential partners that we will approach to fund the construction of geothermal power plants. Our potential partners may decide to develop and construct geothermal power plants without our assistance. Additionally, we face significant competition from several companies who already have established operations in the geothermal power production industry. If our potential partners or competition improves or develops technology that competes directly with our technology, our business will be harmed. We also face numerous challenges associated with overcoming the following:

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

Our success is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on most of our key technologies. We cannot be certain that our eight (8) pending U.S. patent applications, six (6) pending International patent applications, and five (5) pending foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patent applications that we may file for our current and future technologies may not be issued. We have also applied for registration of trademarks which may never be granted registration.

The contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to the public. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our technology or products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to proprietary information underlying our licensed applications which they may improperly appropriate. Additionally, our competitors may independently design around patents and other proprietary rights we hold.

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

Geothermal active areas are subject to frequent low-level seismic disturbances. Serious seismic disturbances are possible and could result in damage to equipment or degrade the quality of the geothermal resources to such an extent that we could not perform under the power purchase agreement for the affected project, which in turn could increase our net loss and materially and adversely affect our business, financial condition, future results and cash flow. If we suffer a serious seismic disturbance, our business interruption and property damage insurance may not be adequate to cover all losses sustained as a result thereof. In addition, insurance coverage may not continue to be available in the future in amounts adequate to insure against such seismic disturbances.

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

The federal government currently encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim in our consolidated federal tax returns either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or “production tax credits” of 2.0 cents (plus an inflation factor) per kilowatt hour for the first ten years of electricity output. Currently production tax credits can only be claimed on new plants put into service before December 31, 2008. We are also permitted to deduct most of the cost of the power plant as “depreciation” over five years on an accelerated basis. The fact that the deductions are accelerated means that more of the cost is deducted in the first few years than during the remainder of the depreciation period. In addition, we believe we have the ability to transfer the value of these tax incentives when we are not in a position to use them directly. For instance, investment credits can be transferred through lease financing, and production tax credits may be transferred by bringing in another company that can use them as a partner in the project.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. If our officers, directors or employees sell shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 20.3 million shares were free of restrictive legend as of March 31, 2007, an increase from approximately 19.4 million at December 31, 2006. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

Our reported financial results may be adversely affected by changes in U.S. generally accepted accounting principles.

U.S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our financial results. For example, prior to January 1, 2006, we were not required to record stock-based compensation charges if the employee’s stock option exercise price was equal to or exceeded the deemed fair value of the underlying security at the date of grant. However, beginning January 1, 2006 we are required to record the fair value of stock options as an expense in accordance with recent accounting pronouncements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2007, we issued 2,000 restricted shares of our common stock to certain Nevada landowners pursuant to a geothermal lease between us and the landowners. The 2,000 shares represented part of the initial consideration we agreed to pay the landowners pursuant to the lease. The fair value of these shares based on the closing price of our common stock on the grant date totaled $9,960.

On February 28, 2007, we issued 500 restricted shares of our common stock to a certain Nevada landowner pursuant to a geothermal lease between us and the landowner. The 500 shares represented part of the initial consideration we agreed to pay the landowner pursuant to the lease. The fair value of these shares based on the closing price of our common stock on the grant date totaled $2,490.

We believe that the offer and sale of the shares of common stock described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D under the Securities Act.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger between Raser Technologies, Inc., a Utah corporation, and Raser Technologies, Inc., a Delaware corporation, dated April 17, 2007 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed April 23, 2007 (File No. 001-32661))

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed April 5, 2007 (File No. 000-32661))

4.2	Registration Rights Agreement dated as of March 30, 2007 by and between the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed April 5, 2007 (File No. 000-32661))

4.3*	Form of Common Stock Purchase Warrant (issued on May 4, 2007)

10.1	Settlement Agreement, Severance Agreement and Release dated January 2, 2007 between the Company and William Dwyer (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 5, 2007 (File No. 001-32661))

10.2	Employment Agreement dated as of January 8, 2007 by and between Raser Technologies Operating Company, Inc. and Martin F. Petersen (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 11, 2007 (File No. 001-32661))

10.3†	Geothermal Lease Agreement dated January 17, 2007 by and between Raser Power Systems, LLC, Richard Guelich and Charles McGee (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

10.4	Third Amended Restricted Stock Grant Agreement dated as of January 16, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 19, 2007 (File No. 001-32661))

10.5†	Advisory Agreement dated as of March 22, 2007 by and between the Company and Objective Equity LLC (incorporated by reference to Exhibit 10.35 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

10.6	Securities Purchase Agreement dated as of March 30, 2007 by and between the Company and the Purchasers (as defined therein) (incorporated by reference to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

10.7†	Sourcing and Development Agreement dated as of April 6, 2007 by and between the Company and UTC Power Corporation (incorporated by reference to Exhibit 10.37 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

10.8†	Service Agreement dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.38 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

10.9†	Purchase Contract dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.39 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
*	To be filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC. (Registrant)

May 10, 2007	/s/ Brent M. Cook
(Date)	Brent M. Cook, Chief Executive Officer and Director

May 10, 2007	/s/ Martin F. Petersen
(Date)	Martin F. Petersen, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger between Raser Technologies, Inc., a Utah corporation, and Raser Technologies, Inc., a Delaware corporation, dated April 17, 2007 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed April 23, 2007 (File No. 001-32661))

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed April 5, 2007 (File No. 000-32661))

4.2	Registration Rights Agreement dated as of March 30, 2007 by and between the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed April 5, 2007 (File No. 000-32661))

4.3*	Form of Common Stock Purchase Warrant (issued on May 4, 2007)

10.1	Settlement Agreement, Severance Agreement and Release dated January 2, 2007 between the Company and William Dwyer (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 5, 2007 (File No. 001-32661))

10.2	Employment Agreement dated as of January 8, 2007 by and between Raser Technologies Operating Company, Inc. and Martin F. Petersen (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 11, 2007 (File No. 001-32661))

10.3†	Geothermal Lease Agreement dated January 17, 2007 by and between Raser Power Systems, LLC, Richard Guelich and Charles McGee (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

10.4	Third Amended Restricted Stock Grant Agreement dated as of January 16, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 19, 2007 (File No. 001-32661))

10.5†	Advisory Agreement dated as of March 22, 2007 by and between the Company and Objective Equity LLC (incorporated by reference to Exhibit 10.35 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

10.6	Securities Purchase Agreement dated as of March 30, 2007 by and between the Company and the Purchasers (as defined therein) (incorporated by reference to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

10.7†	Sourcing and Development Agreement dated as of April 6, 2007 by and between the Company and UTC Power Corporation (incorporated by reference to Exhibit 10.37 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

10.8†	Service Agreement dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.38 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

10.9†	Purchase Contract dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.39 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
*	To be filed herewith.