Form 10-Q
period 2007-06-30
RASER TECHNOLOGIES INC
filed 2007-08-09
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32661

RASER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0638510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

There were 54,565,729 shares of the registrant’s common stock, par value $0.01, outstanding on August 8, 2007.

Raser Technologies, Inc.

SEC Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$14,685,286	$3,351,568
Restricted cash	100,000	400,000
Accounts receivable	15,750	84,900
Unbilled receivable	127,892	—
Note receivable and accrued interest	—	5,952,074
Other current assets	485,291	165,229

Total current assets	15,414,219	9,953,771
Unproved property and prepaid delay rentals	413,957	198,350
Geothermal well field development	349,638	—
Equipment, net	664,313	681,029
Intangible assets, net	527,155	560,387
Other assets	1,665,037	11,910

Total assets	$19,034,319	$11,405,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$600,742	$439,413
Accrued liabilities	772,669	231,400
Unearned revenues	—	24,433

Total current liabilities	1,373,411	695,246
Contingencies and commitments, (see Note C and J)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 54,434,812 and 51,389,295 shares issued and outstanding, respectively	544,348	513,893
Additional paid in capital	60,440,793	45,669,956
Accumulated deficit	(30,972,177)	(30,972,177)
Accumulated deficit after re-entry into development stage	(12,352,056)	(4,501,471)

Total stockholders’ equity	17,660,908	10,710,201

Total liabilities and stockholders’ equity	$19,034,319	$11,405,447

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period after re-entry into development stage (October 1, 2006) through June 30, 2007
	2007	2006	2007	2006
Revenue	$28,562	$34,409	$152,325	$68,145	$197,043

Operating expense
Cost of sales	27,662	208,547	493,792	264,131	538,509
General and administrative	2,027,518	4,283,935	5,433,456	6,638,632	9,100,948
Power project development	619,371	—	864,262	—	864,262
Research and development	785,472	808,281	1,581,771	1,664,742	2,524,230

Total operating expenses	3,460,023	5,300,763	8,373,281	8,567,505	13,027,949

Operating loss	(3,431,461)	(5,266,354)	(8,220,956)	(8,499,360)	(12,830,906)
Interest income	217,590	237,708	401,528	438,511	606,097
Loss on the sale of securities	—	—	—	(8,512)	—
Series B warrant registration costs	(10,146)	—	(31,158)	—	(127,247)

Loss before income taxes	(3,224,017)	(5,028,646)	(7,850,586)	(8,069,361)	(12,352,056)
Income tax benefit (expense)	—	—	—	—	—

Net loss applicable to common stockholders	$(3,224,017)	$(5,028,646)	$(7,850,586)	$(8,069,361)	$(12,352,056)

Loss per common share-basic and diluted	$(0.06)	$(0.10)	$(0.15)	$(0.16)

Weighted average common shares—basic and diluted	54,311,000	50,640,000	52,906,000	50,543,000

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		For the period after re-entry into development stage (October 1, 2006) through June 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(7,850,586)	$(8,069,361)	$(12,352,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	132,262	95,282	187,699
Impairment of abandoned patent applications	100,577	24,903	119,894
Loss (Gain) on disposal of assets	(100)	1,177	2,884
Loss on the sale of securities	—	8,512	—
Common stock, stock options and warrants issued for services	3,082,241	4,042,924	5,453,100
Impairment of capitalized acquisition costs	—	806,772	—
Decrease in accounts receivable	69,150	119,085	—
Increase in unbilled receivable	(127,892)	—	(127,892)
Increase in other assets	(320,061)	(267,140)	(296,690)
Decrease in interest receivable	404,522	—	264,693
Increase in accounts payable	161,329	71,086	340,817
Increase (decrease) in accrued liabilities	293,770	(684,071)	214,220
Decrease in unearned revenues	(24,433)	(15,210)	—

Net cash used in operating activities	(4,079,221)	(3,866,041)	(6,193,331)

Cash flows from investing activities:
Proceeds from the sale of short term investments	—	525,000	—
Decrease (increase) in notes receivable	5,547,552	(5,547,552)	5,547,552
Cost of attempted acquisition	—	(806,772)	—
Increase in other assets	(1,653,128)	(2,300)	(1,653,128)
Decrease in restricted cash	300,000	—	300,000
Increase in intangible assets	(81,458)	(91,787)	(132,497)
Purchase of equipment	(106,333)	(115,652)	(181,867)
Proceeds from the sale of equipment	5,000	—	5,000
Increase in well field development	(349,638)	—	(349,638)
Increase in unproved property	(175,807)	—	(175,807)

Net cash provided by (used in) investing activities	3,486,188	(6,039,063)	3,359,615

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	51,300	—
Proceeds from exercise of common stock options	73,000	143,050	124,100
Proceeds from the sale of common stock in private equity placement	11,853,751	—	11,853,751

Net cash provided by financing activities	11,926,751	194,350	11,977,851

Net increase (decrease) in cash and cash equivalents	11,333,718	(9,710,754)	9,144,135
Cash and cash equivalents at beginning of period	3,351,568	17,467,545	5,541,151

Cash and cash equivalents at end of period	$14,685,286	$7,756,791	$14,685,286

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

The accompanying condensed balance sheet as of December 31, 2006 has been derived from audited financial statements and the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2006. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any other period.

Development Stage Enterprise

We currently operate as a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. In 2005, we transitioned from a development stage to an operating stage enterprise for accounting purposes. In the fourth quarter of 2006, our management reassessed our operations and determined that we should report as a development stage enterprise effective October 1, 2006. The decision was primarily based upon the fact that the revenue generating capacity from the transportation and industrial technology segment was delayed because licensing agreements with certain potential customers did not materialize as expected, and our efforts to license our technologies are taking longer than anticipated.

Additionally, we are currently utilizing some of our resources to research and locate “high probability” areas for geothermal activity. We are developing relationships in order to acquire mineral and geothermal rights, through long-term geothermal lease agreements, that enable us to explore, drill and construct geothermal power plants on leased property. To fund these and our other operations, we raised capital totaling $12.5 million in a private placement of common stock that closed on March 30, 2007. We also intend to raise additional capital through monetization of certain tax benefits associated with these renewable energy plants. Accordingly, the consolidated statements of operations and cash flows include cumulative balances from the re-entry into the development stage date of October 1, 2006 to June 30, 2007.

Reincorporation in Delaware

On June 12, 2007, we completed our reincorporation in the State of Delaware (the “Reincorporation”) by merging Raser Technologies, Inc., a Utah corporation (“Raser Utah”) with and into its wholly-owned subsidiary, Raser Technologies, Inc., a Delaware corporation. The Reincorporation was effected pursuant to an Agreement and Plan of Merger, dated April 17, 2007, between Raser Utah and Raser. The Board of Directors and shareholders of Raser Utah approved the Reincorporation and the Merger Agreement at the annual shareholders meeting held on June 1, 2007.

As a result of the Reincorporation, (i) each outstanding share of Raser Utah common stock was automatically converted into one share of Raser common stock and (ii) all options and other rights to acquire Raser Utah common stock outstanding immediately before the Reincorporation were also automatically converted into options and rights to acquire the same number of shares of Raser common stock, with the same terms and conditions. Upon the Reincorporation, each outstanding certificate representing shares of Raser Utah common stock was deemed, without any action by the stockholder, to represent the same number of shares of Raser common stock. Stockholders did not need to exchange their stock certificates as a result of the Reincorporation.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As discussed above, we re-entered the development stage in October 2006. As reflected in the accompanying condensed consolidated financial statements, as of June 30, 2007, we had cash and cash equivalents on hand of $14.7 million. Cash used in operations totaled approximately $4.1 million for the six months ended June 30, 2007 and the accumulated deficit and deficit accumulated after re-entry into development stage totaled $43.3 million. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan to increase revenues and ultimately achieve profitable operations.

As a technology research and development and geothermal project development company, we have incurred substantial losses since inception and we are not operating at cash breakeven. If substantial losses continue, or if we are unable to raise sufficient additional capital, liquidity problems will require us to curtail operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current year presentation.

Concentration of Credit Risk

We maintain our cash in deposit accounts in one bank in Utah. At times, cash balances may exceed federally insured limits. We also maintain cash in one money market account, not affiliated with the bank, which earns a variable interest rate. The variable interest rate on June 30, 2007 was 5.25%. The average variable interest rate for the quarter ended June 30, 2007 was 5.25%. We have not experienced losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

We generated revenue in 2007 from one government contractor. We have not experienced losses from uncollected receivables since inception and believe that we are not exposed to any significant credit risk on cash investments or accounts receivable.

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

Through March 1, 2007, the Revised Note accrued interest at a rate of 10% per annum, compounded annually. Beginning March 2, 2007, the interest rate increased to 18% per annum.

On March 19, 2007, we received payment in full for the outstanding principal and accrued interest balance of the Revised Note totaling $6,091,112. The payment comprised the principal balance of $5,547,552 and accrued interest through March 19, 2007 of $543,560.

We recognized $139,038 and $124,865 of interest income on the Note Receivable in the six months ended June 30, 2007, and June 30, 2006, respectively. Interest receivable totaled $0 and $404,522 at June 30, 2007 and December 31, 2006, respectively.

C. Unproved Property and Prepaid Delay Rentals

Since December 22, 2006, we have entered into five geothermal lease agreements through our wholly-owned subsidiary for certain properties in Nevada. Under these lease agreements, we obtained the right to begin development and construction of geothermal power plants. The initial lease term is 50 years for four of these geothermal lease agreements and is 10 years for one of the geothermal lease agreements, subject to extension for as long as we are actively pursuing or generating resources from the leased lands.

As of June 30, 2007, we have entered into 21 geothermal lease agreements through our wholly-owned subsidiary for certain properties in Utah. Under these lease agreements, we obtained the right to begin development and construction of geothermal power plants. The initial lease term for these Utah properties is 10 years, subject to certain extension provisions. We have also made the initial payment for six additional properties in Utah.

During the second quarter of 2007, we paid $25,000 to a property owner in California who granted us an option to further pursue the acquisition of 640 acres of geothermal property. The option expires on August 25, 2007.

The following represent capitalized costs by project as of June 30, 2007:

Project	State	Acreage		Capitalized Acquisition Costs (Unproved Property)	Prepaid Delay Rental Costs	Total Capitalized Costs
Lease Group A	Nevada	11,600	(a)	$223,384	$50,000	$273,384
Lease Group B	Nevada	635		$32,350	—	$32,350
Lease Group C	Nevada	395		$17,450	—	$17,450
Lease Group D	Utah	52,080		$65,773	—	$65,773
Lease Group E	California	Option		$25,000	—	$25,000

Total		64,710		$363,957	$50,000	$413,957

(a)	We also have rights to pursue three million additional acres of land with respect to which the land owner may have geothermal rights.

As part of the overall consideration for the geothermal lease agreements, we issued 25,000, 5,000 and 2,500 restricted shares of our common stock in connection with Lease Group A, Lease Group B and Lease Group C, respectively. The fair value of these issuances was $115,250, $27,350 and $12,450 on the respective dates of issuance for the Lease Group A, Lease Group B, and Lease Group C projects, respectively. These costs have been capitalized and classified as unproved property. Certain legal fees incurred to acquire the geothermal lease agreements were also capitalized as unproved property totaling $43,134. We also agreed to pay $50,000 as an advance against future delay rentals and/or royalties beginning in the second year of one of the lease agreements in Lease Group A.

We also committed to grant to two separate land owners a cumulative total of 50,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased property in Lease Group A. When 25,000 of the shares become unrestricted and are sold by one of the land owners, the total market value of the shares will be credited as an advance against future rentals and royalty payments. The other 25,000 restricted shares granted to the other land owner shall not apply towards or be credited against royalties payable. Management has assessed the likelihood of placing a geothermal power plant in operation in accordance with this lease as “reasonably possible” and, accordingly has not recorded the related asset. Unproved property and prepaid delay rentals are not amortized. We are in the process of amending the geothermal lease agreement for the contingent grant that will apply against future rentals and royalties.

Once reserves are discovered, the unproved property is classified as “proved” property and capitalized costs will be amortized. Management is currently assessing which generally accepted accounting principle method to use for depletion. As of June 30, 2007, all properties but one are still in the exploratory phase and have not been evaluated for viability, generating capacity, or potential reserves.

D. Geothermal Well Field Development

In the second quarter of 2007, we received the appropriate permits and began developing a well field on certain leased land in Lease Group A. At June 30, 2007, we capitalized tangible drilling costs for items such as pipes, wellheads, rings, and drilling pads totaling $222,572 and capitalized intangible drilling costs primarily relating to permit preparation and other services totaling $127,066. Although we have begun well field development at one location, the property has not yet been evaluated for geothermal viability, generating capacity, or potential reserves.

E. Common Stock

Stock-Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, the Board recommended and our stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first day of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of June 30, 2007, we were authorized to issue up to 6,265,462 shares of common stock pursuant to the Plan.

On July 3, 2006, the Compensation Committee of the Board approved a new compensation plan for our outside directors. The standard equity package under the new plan consists of stock awards, each award having a nominal value of $95,000 as of the date of the Annual Meeting of Shareholders (with the actual share award rounded to the nearest round lot of 100 shares). Current outside directors could elect to participate in the new plan by making an election within 30 days of the plan’s adoption by the Compensation Committee or in subsequent years within 30 days of the Annual Meeting of Shareholders. Any director who elects to adopt the new plan retains all options vested up to that point under previous compensation arrangements and forfeits all unvested options. During the year ended December 31, 2006, three of the eligible outside directors elected to adopt the new plan. Accordingly, the three outside directors forfeited a cumulative total of 156,667 unvested options and were granted a total of 10,600 shares each to be delivered on June 27, 2007, one year after the 2006 Annual Meeting of Shareholders. During the second quarter of 2007, the same three outside directors elected to continue participating in the plan. Accordingly, one outside director forfeited a total of 5,000 unvested options and the two other directors did not have unvested options. Each of the three directors electing to continue in the plan on or within 30 days of the June 1, 2007 Annual Meeting of Shareholders received 12,700 shares to be delivered on June 1, 2008, one year after the 2007 Annual Meeting of Shareholders.

The effect of adopting SFAS No. 123R as of January 1, 2006 was to record stock-option based compensation expense to employees for the three months and six months ended June 30, 2007 totaling $735,794 and $990,905, respectively, and for the three and six months ended June 30, 2006 totaling $1,759,388 and $1,770,676, respectively. Prior to fully adopting the standard, we had been expensing the fair value of stock options granted to contractors, and the fair value of shares of common stock granted to contractors and employees. For the three months and six months ended June 30, 2007 and 2006, we had allocated stock-based compensation expense, including the amount recorded for the effect of adopting SFAS 123R, the amount recorded for stock grants, and the amount recorded for options granted to contractors to the following statement of operations captions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
General and administrative	$610,154	$2,310,210	$2,523,046	$3,453,458
Power project development	140,546	—	153,205	—
Research and development	183,300	320,724	405,990	589,466

Total stock-based compensation	$934,000	$2,630,934	$3,082,241	$4,042,924

During the three and six months ended June 30, 2007, 38,100 shares of common stock were granted to employees and directors. We granted to our employees and directors options to purchase an aggregate of 30,000 and 750,000 shares of common stock during the three months and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006, we granted to our employees and directors 8,000 and 205,500 shares of common stock, respectively; and options to purchase an aggregate of 311,500 and 339,000 shares of common stock, respectively. During the three and six months ended June 30, 2007, 13,000 unvested options and 2,000 unvested shares were forfeited by employees and directors, respectively. During the six months ended June 30, 2006, 56,000 unvested options and no unvested shares were forfeited by employees and directors, respectively. During the three and six months ended June 30, 2007 and 2006, no vested options were forfeited or expired.

Stock options and warrants granted to non-employees for services are accounted for in accordance with EITF No. 96-18, which requires expense recognition based on the fair value of the options/warrants. We calculate the fair value of options and warrants granted by using the Black-Scholes pricing model. During the three and six months ended June 30, 2007, we issued zero and 20,000 shares of common stock, respectively, as a result of option exercises, and zero shares of common stock as a result of warrant exercises. During the three and six months ended June 30, 2006, we issued 12,500 and 38,000 shares of common stock, respectively, as a result of option exercises, and 3,000 and 6,000 shares of common stock, respectively, as a result of warrant exercises.

The maximum term of each option is ten years. With respect to stock options granted during the three months and six months ended June 30, 2007 and 2006, the assumptions used in the Black-Scholes option-pricing model were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.53–5.05%	4.35–5.19%	4.51–5.05%	4.35–5.19%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	99–100%	109–117%	99–101%	109–117%
Expected exercise life (in years)	6.0	6.0	6.0	6.0

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

On December 22, 2006, we issued 25,000 restricted shares of our common stock as part of the overall consideration to acquire a 50-year geothermal lease agreement with the owner of three ranches in Nevada. The common stock had a fair value of $115,250 on the grant date. During the first quarter of 2007, we issued 7,500 shares to certain owners of geothermal properties in Nevada. The common stock had a fair value of $39,800 on the grant date. These costs have been capitalized and classified as unproved property and prepaid delay rentals.

During the first quarter of 2007, we agreed to grant 200,000 shares of unregistered common stock to a service provider to advise us on various matters. Pursuant to the terms of the agreement 150,000 shares were delivered in April 2007 and 50,000 shares will be delivered in September 2007. Accordingly, the stock was valued on the grant date and was recognized in the first quarter of 2007 as a non-cash general and administrative expense and an accrued liability totaling $990,000. On June 30, 2007, the remaining liability totaled $247,500.

During the second quarter of 2007, we agreed to grant 15,000 shares of registered common stock to a service provider to advise us on engineering matters relating to geothermal drilling and power plant construction. The stock had a fair value on the grant date totaling $110,250.

The activity for stock options and warrants during the first six months of 2007 is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2007:	2,007,780	$7.95
Granted	1,792,012	5.98
Exercised	(20,000)	3.65
Expired or forfeited	—	—

Outstanding at March 31, 2007:	3,779,792	$7.02	$1,317,321
Granted	30,000	6.72
Exercised	—	—
Expired or forfeited	(13,000)	12.70

Outstanding at June 30, 2007:	3,796,792	$6.99	$6,233,171

Exercisable at March 31, 2007:	2,489,643	$6.02	$1,210,779

Exercisable at June 30, 2007:	2,602,551	$6.16	$5,198,935

The total intrinsic value of options exercised in the three and six months ended June 30, 2007 was approximately $71,295. The cash received from exercises of options and warrants was approximately $73,000.

The following tables summarize certain stock option and warrant information at June 30, 2007:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 – $ 5.75	1,562,947	6.53	$4.36	$4,730,375
$ 6.00 – $ 9.10	1,739,512	6.52	6.76	1,502,796
$12.05 – $17.20	461,000	8.35	15.41	—
$18.25 – $25.95	33,333	7.81	25.95	—

Total	3,796,792	6.76	$6.99	$6,233,171

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 – $ 5.75	1,165,197	5.46	$4.14	$3,789,967
$ 6.00 – $ 9.10	1,255,346	5.44	6.42	1,408,968
$12.05 – $17.20	148,675	8.32	15.46	—
$18.25 – $25.95	33,333	7.81	25.95	—

Total	2,602,551	5.64	$6.16	$5,198,935

The following table summarizes the non-vested stock options at June 30, 2007:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2007	684,558	$10.28
Granted	755,000	4.77
Vested	(149,409)	6.22
Forfeited	—	—
Non-vested at March 31, 2007:	1,290,149	$7.53
Granted	65,000	5.55
Vested	(112,908)	8.13
Forfeited	(13,000)	10.80

Non-vested at June 30, 2007:	1,229,241	$7.33

The following table summarizes the non-vested stock awards at June 30, 2007:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Outstanding at January 1, 2007:	63,717	$9.79
Granted	207,500	4.96
Vested	(15,917)	11.19
Vested and undelivered (delayed)	(212,500)	4.84
Forfeited	—	—

Outstanding at March 31, 2007:	42,800	$10.46
Granted	53,100	7.52
Vested	(47,716)	8.63
Forfeited	(2,000)	17.19

Outstanding at June 30, 2007:	46,184	$8.67

As of June 30, 2007, there was $8,680,376 (pre-tax) and $410,995 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 2.21 years. As of June 30, 2007, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
Remainder of 2007:	$1,558,249
2008	2,598,965
2009	2,396,815

Stock-based compensation expense (pre-tax)
2010	2,076,702
2011	415,541
2012	45,099

Total:	$9,091,371

Net Share Issuance

During the second quarter of 2006, we satisfied an obligation to deliver 250,000 shares to a former employee pursuant to an employment arrangement by delivering 150,707 shares to the employee, and deducting 99,293 shares from the grant amount to satisfy payroll withholding taxes. We then paid approximately $1 million in payroll taxes related to this transaction.

Contingent Options and Share Grants

During the third quarter of 2006, we committed to grant 50,000 options to a key technical employee contingent upon the attainment of certain performance objectives. Management continues to assess the likelihood of completing the contingent requirements as “reasonably possible” in accordance with definitions in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized additional equity compensation relating to the contingent options during the first or second quarter of 2007.

On December 22, 2006, we entered into a 50-year geothermal lease agreement to obtain the right to begin development and construction of geothermal power plants on properties in Nevada consisting of 11,600 acres. We also have rights to pursue similar projects on 3.0 million additional acres of land with respect to which the land owner may have geothermal rights. As part of the consideration of the 50-year geothermal lease agreement, we committed to grant 25,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. Management continues to assess the likelihood of completing the contingent requirements as “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized equity compensation relating to the contingent shares during the first or second quarter of 2007. We are currently in the process of amending the 50-year geothermal lease agreement that was originally executed on December 22, 2006.

On June 18, 2007, we entered into a 10-year geothermal lease agreement to obtain the exclusive right to drill for, extract, produce, remove, utilize, sell and dispose of all forms of thermal energy on the same property we previously leased on December 22, 2006 in Nevada. This lease was necessary to more fully secure our interest in the property. As part of the consideration for the 10-year geothermal lease agreement we committed to grant 25,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. Management continues to assess the likelihood of completing the contingent requirements as “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized equity compensation relating to the contingent shares during the second quarter of 2007.

On May 24, 2007, we entered into a geothermal project alliance agreement whereby the service provider agreed to provide engineering advice to us relating to geothermal drilling and geothermal power plant construction. As part of the consideration for the agreement, we committed to grant 5,000 shares of common stock upon issuance of a certificate of completion with respect to each of the first three specific projects. Management has assessed the likelihood of completing the contingent requirements as “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized equity compensation relating to the contingent shares during the second quarter of 2007.

On May 31, 2007, the Compensation Committee agreed to grant to a key power systems executive a total of 50,000 options to purchase shares of our common stock that will vest contingent upon successfully placing each of the first three geothermal power plants in service. One third of the shares contingently granted will vest upon successful placement of each geothermal power plant in service. The options exercise price is $7.20 per share which was the closing market price on the grant date. Failure to successfully place any of the first three geothermal power plants in service will result in the forfeiture of the unvested contingent options. Management has assessed the likelihood of completing the contingent requirements as “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized equity compensation relating to the contingent options during the second quarter of 2007.

Private Equity Placement

On March 30, 2007, we sold 2,693,552 shares of our common stock in a private equity placement to certain accredited investors, including one member of our board of directors, at a price of $4.65 per share. The gross proceeds from the private equity placement totaled $12,525,001. Certain commissions and legal fees incurred in conjunction with the financing totaled $671,250, resulting in net proceeds totaling $11,853,751.

F. Warrants

As part of the March 30, 2007 private equity placement, each investor, including one member of our board of directors, received cash-only exercise warrants equal to approximately 35% of the shares of common stock purchased by such investor. Accordingly, 942,739 warrants were issued to investors, including one member of our board of directors, at an exercise price of $6.05 per share. The warrants expire on March 30, 2012.

On March 22, 2007, we entered into a twelve-month advisory agreement with a service provider to receive certain non-exclusive advisory services including general corporate finance, advisory, merger and acquisition and business development services. The twelve-month period of the advisory agreement commenced on October 31, 2006 and is renewable for twelve additional months unless terminated in writing by us. We issued 94,273 warrants to the service provider for the purchase of common stock as partial compensation for assisting with raising the capital for the March 30, 2007 private equity placement. These warrants have an exercise price of $6.05 and expire on March 30, 2010. The warrants issued in conjunction with the private equity placement are accounted for as a cost of equity, which is netted against the fair value of the warrants, resulting in offsetting entries to additional paid in capital.

The following table summarizes the warrants issued in connection with the private equity placement all of which were outstanding and exercisable at June 30, 2007:

Private Equity Placement Warrants
Grant dates	March 30, 2007
Exercise price	$6.05
Expiration date	March 30, 2010 and 2012
Warrants outstanding and exercisable	1,037,012
Proceeds if exercised	$6,273,923

Call Provision

The March 30, 2007 private equity placement warrant agreement contains a call provision. If the closing market price of our common stock exceeds $9.075 for 20 consecutive trading days, we may exercise the right to require all warrant holders to either exercise the warrants or forfeit the warrants not exercised. Should this event occur, our intent is to exercise the call.

Warrant Price Reset Feature

In conjunction with the March 30, 2007 private equity placement, we issued warrants to purchase a total of 1,037,012 shares of common stock. 942,739 of the warrants issued contain an exercise price reset feature, which applies during the 12 months following the effective date of the applicable registration statement. We are obligated to file a registration statement which registers the resale of shares issuable upon exercise of the warrants. The exercise price reset feature is triggered upon certain conditions and events. If triggered, the warrant exercise price would be adjusted downward on the date the event occurs. We may at any time during the term of the warrants reduce the exercise price to any amount for any period of time deemed appropriate by the Board.

Series B Warrants

In 2004, we issued shares of Series B Preferred Stock in a private placement transaction. All shares of Series B Preferred Stock were subsequently converted to shares of our common stock. Purchasers of the Series B Preferred Stock were also issued cash-only exercise warrants equal to 25% of the common stock issuable to them upon conversion of the Series B Preferred Stock at an exercise price of $8.55 per share. During the year ended December 31, 2006, 6,000 warrants were exercised by holders of Series B Preferred Stock, providing approximately $51,300 in cash to us. 63,947 warrants were outstanding and unexercised at June 30, 2007.

Series B Warrant Price Reset Feature

In conjunction with issuing the Series B Convertible Preferred Stock, we issued a total of 412,691 warrants. The warrants contained an exercise price reset feature that based upon certain conditions and events, results in the warrant exercise price to be adjusted downward to fair value of the common stock on the date the event occurred. In November 2006, we issued shares to a service provider. This issuance triggered the warrant re-pricing feature applicable to the 63,947 outstanding and exercisable warrants. Accordingly, the exercise price of the outstanding warrants previously exercisable for $8.55 per share was reset to a new exercise price of $6.05 per share.

On March 30, 2007, we issued shares in connection with a private equity placement. This issuance also triggered the warrant re-pricing feature applicable to the 63,947 then outstanding and exercisable warrants. Accordingly, the exercise price of the outstanding warrants previously exercisable for $6.05 per share was reset to a new exercise price of $4.65 per share.

Based upon the price reset feature in the Series B warrant agreement, further warrant pricing resets may occur given the occurrence of certain conditions and events.

The following table summarizes the warrants issued, outstanding and exercisable at June 30, 2007:

Series B Warrants
Grant dates	July – Sept, 2004
Exercise price	$4.65
Expiration date	October 5, 2007 and 2009
Warrants outstanding and exercisable	63,947
Proceeds if exercised	$297,354

G. Registration Rights Agreements

Private Equity Placement Registration Rights Agreement

In conjunction with the March 2007 private equity placement, the purchasers of the common stock and related warrants also entered into a registration rights agreement that contains certain rights to register shares of common stock and rights to have the registration statement remain continuously effective until all private equity placement shares and related warrants are exercised or expired. We filed a registration statement with the SEC on Form S-3 which became effective on June 7, 2007.

If we fail to maintain a continuously effective registration statement, liquidated damages equal to 1.0% of the aggregate purchase price for each month up to a total of three months will be paid to the purchasers. The outstanding balance is subject to interest payments of 18% per annum.

We intend to comply with the requirements of the registration rights agreement and, as such, management believes that the likelihood that the registration statement for these shares will fail to remain continuously effective is “remote” as defined in SFAS No. 5 “Accounting for Contingencies”. Accordingly, no accrued liability is deemed necessary.

Series B Registration Rights Agreement

The Series B preferred stock securities purchase agreement and related agreements provide the purchasers of the Series B preferred stock and the related Series B warrants with certain rights to register shares of common stock pursuant to a registration rights agreement. We are also obligated to cause the registration statement to remain continuously effective until all Series B preferred shares and Series B warrants are exercised or expired. In September 2004, all of the outstanding Series B preferred shares and certain of the Series B warrants were converted into shares of common stock under the original registration statement filed on September 20, 2005. We did not maintain a continuously effective registration for the common shares issuable upon exercise of Series B warrants as required by our agreements, resulting in liquidating damages and interest totaling $96,000 for the year ended December 31, 2006 plus $31,000 for the six months ended June 30, 2007. We filed a registration statement with the SEC on Form S-3 which became effective on June 6, 2007. In July 2007, we paid the amount owed in-full to the purchasers.

We intend to comply with the requirements of the registration rights agreement and, as such, management believes that the likelihood that these shares will fail to remain continuously effective is “remote” as defined in SFAS No. 5 “Accounting for Contingencies”. Accordingly, no additional accrued liability is deemed necessary.

H. Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase common stock, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. There were 1,100,959 and 63,947 shares of common stock issuable upon exercise of warrants that were “in the money” and outstanding on June 30, 2007 and 2006 respectively; 247,000 stock options granted to a contractor that were “in the money” and outstanding on June 30, 2007 and 2006 respectively; unvested and fully-vested and undelivered stock grants totaling 233,333 and 688,000 were outstanding on June 30, 2007 and 2006, respectively; and 1,931,500 and 1,327,000 employee and director options to purchase shares of common stock that were “in the money” and outstanding at June 30, 2007 and 2006, respectively. 764,333 employee and director options to purchase shares of our common stock were “out of the money” at June 30, 2006. These warrants, options and share grants were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

I. Business Segments

The basis for presenting segment information results generally is consistent with our overall operating practices. We report operating segment information in accordance with Financial Accounting Standard Board Statement No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which establishes reporting standards for disclosure of operating segments. All consolidating items and corporate administrative costs are included in “Corporate and Other” in the table below.

Prior to 2006, we operated in one business segment, Transportation and Industrial Technology. Beginning in 2006, we began to pursue opportunities to develop technologies in the Power Systems market to supplement the development of technologies targeted for the Transportation and Industrial markets. The presentation below comprises comparative financial information relating to the three and six months ended June 30, 2007 and 2006.

As of and for the Three Months Ended June 30, 2007	Transportation and Industrial Technology	Power Systems	Corporate and Other	Total
Revenues	$28,562	$—	$—	$28,562
Segment Operating Loss	(928,559)	(622,215)	(1,880,687)	(3,431,461)
Depreciation and Amortization	43,411	2,844	18,850	65,105
Fixed Asset Purchases	57,657	—	13,785	71,442
Total Assets	$1,043,421	$2,599,985	$15,390,913	$19,034,319

As of and for the Three Months Ended June 30, 2006
Revenues	$34,409	$—	$—	$34,409
Segment Operating Loss	(1,037,920)	—	(4,228,434)	(5,266,354)
Depreciation and Amortization	31,224	—	15,969	47,193
Fixed Asset Purchases	69,598	—	3,333	72,931
Total Assets	$814,066	$5,672,417	$8,617,886	$15,104,369

As of and for the Six Months Ended June 30, 2007
Revenues	$152,325	$—	$—	$152,325
Segment Operating Loss	(2,108,671)	(869,829)	(5,242,456)	(8,220,956)
Depreciation and Amortization	84,856	5,567	41,839	132,262
Fixed Asset Purchases	73,605	1,447	25,281	100,333
Total Assets	$1,043,421	$2,599,985	$15,390,913	$19,034,319

As of and for the Six Months Ended June 30, 2006
Revenues	$68,145	$—	$—	$68,145
Segment Operating Loss	(1,947,378)	—	(6,551,982)	(8,499,360)
Depreciation and Amortization	62,372	—	32,909	95,281
Fixed Asset Purchases	96,654	—	15,882	112,536
Total Assets	$814,066	$5,672,417	$8,617,886	$15,104,369

Included in total assets for the Power Systems segment was the Note Receivable from a potential merger candidate totaling $5,547,552 and $0 at June 30, 2006 and June 30, 2007, respectively. Non-cash compensation expense included in the Transportation and

Industrial Technology segment totaled $183,300 and $320,724 for the three months ended June 30, 2007 and 2006, respectively and $405,990 and $589,466 for the six months ended June 30, 2007 and 2006, respectively. Non-cash compensation expense included in the Power Systems segment totaled $140,546 and $0 for the three months ended June 30, 2007 and 2006, respectively and $153,205 and $0 for the six months ended June 30, 2007 and 2006, respectively.

J. Contingencies and Commitments

We lease our corporate office located at 5152 North Edgewood Drive, Suite 375, Provo. The corporate office has approximately 7,600 square feet of office space with monthly rent of approximately $13,600. The lease expires on August 31, 2011. On June 1, 2006, we also expanded our testing facility in Utah County, Utah from 6,000 to 12,000 square feet and monthly rental payments increased from approximately $2,700 to $6,050. The testing facility lease expires on June 1, 2009. We expect that these leases will be renewed or that alternative spaces will be obtained. The facilities are well maintained and in good condition.

As part of the consideration for our four 50-year geothermal lease agreements in the State of Nevada, we have agreed to pay approximately $42,000 per year in rent beginning in year two of the respective leases. This payment obligation continues throughout the lease terms as an advance against royalties, and certain royalties on the sale of any geothermal resources produced from the leased lands. To date, the properties are still in the exploratory phase and have not been evaluated for viability, generating capacity, or potential reserves. According to the geothermal lease agreements, we, at our sole discretion, may surrender portions of the land or the land in its entirety that we do not intend to utilize thereby reducing the rent obligation.

On June 18, 2007, we entered into a 10-year geothermal lease agreement to obtain the exclusive right to drill for, extract, produce, remove, utilize, sell and dispose of all forms of thermal energy on the same property we previously leased on December 22, 2006 in Nevada. This lease was necessary to more fully secure our interest in the property. As part of the consideration for the geothermal lease agreement we have agreed to pay annual rent beginning in year to of the lease not to exceed $34,800. The payment obligation continues through the lease terms. To date, the property has not been evaluated for viability, generating capacity, or potential reserves. According to the geothermal lease agreement, we, at our sole discretion, may surrender portions of the land or the land in its entirety that we do not intend to utilize thereby reducing the rent obligation. We are currently in the process of amending the 50-year geothermal lease agreement that was originally executed on December 22, 2006.

As part of the consideration for our 10-year geothermal leases agreements in the State of Utah, we have agreed to pay annual rent of approximately $52,100 beginning in year two of the respective lease agreements. The payment obligations continue throughout the lease terms.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2007 were as follows:

Year Ending December 31,	Minimum lease payment
2007	$120,266
2008	296,244
2009	256,317
2010	228,325
2011	171,267
Thereafter	260,450

Total minimum payments	$1,332,869

Total rent expense for the three months ended June 30, 2007, and 2006, was approximately $62,546 and $51,849, respectively. Total rent expense for the six months ended June 30, 2007, and 2006, was approximately $125,246 and $104,882, respectively.

As of June 30, 2007, we did not have any letters of credit or repurchase obligations.

We have entered into a series of purchase and service agreements whereby a vendor has agreed to provide certain products and services to us. During the six months ended June 30, 2007, we made payments to this vendor in relation to these products and services. We entered into the second purchase agreement on July 31, 2007. Under these agreements, we are obligated to pay the vendor $12.5 million in 2007; $14.8 million in 2008; and $1.6 million per year beginning in 2009 through 2012.

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

We have a contractual obligation to deliver 33,333 shares of our common stock ratably from July 1, 2007 to September 19, 2007 to a former employee. The fair values of these shares have been expensed during the year ended December 31, 2006 totaling $167,998.

On March 22, 2007, we agreed to grant 200,000 shares of restricted stock to a service provider engaged to perform advisory services. Pursuant to the terms of the agreement, 150,000 shares of the restricted stock were delivered in April 2007 and the remaining 50,000 shares of restricted stock are scheduled to be delivered on September 2007. These shares had a fair value of $990,000, which was computed and expensed as a non-cash general and administrative expense and an accrued liability on the grant date. At June 30, 2007, the remaining liability totaled $247,500.

K. Income Taxes

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the first and second quarter of 2007.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax year 2006 federal return remains open to examination and the tax years 2003-2006 remain open to examination by other taxing jurisdictions to which we are subject. The Internal Revenue Service is currently examining our 2005 federal tax return and the examination should be complete in 2007.

L. Supplemental Cash Information

For the six months ended June 30, 2007:

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

•

We recorded a $110,250 non-cash payment for 15,000 shares of unrestricted common stock issued to a service provider for advisory services. The non-cash payment was equal to the fair market value of the shares on the date the advisory services agreement was signed.

For the six months ended June 30, 2006:

•	No cash was paid for interest and $100 was paid for income taxes.

M. Recent Accounting Pronouncements

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below and in “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K.

Overview

Raser Technologies, Inc., a Delaware corporation (“Raser”, the “Company”, “we” or “our”) is a technology licensing and development company. We operate in two business segments: Transportation and Industrial Technology, and Power Systems. The Transportation and Industrial Technology segment focuses on improving the efficiency and power density of electric motors, generators and their associated power electronic drives and controls. This technology is known as SymetronTM technology.

In 2005, we began to implement our strategy to develop geothermal electric power plants by acquiring heat-transfer technology, specifically, advanced binary cycle power generation technology, as well as geothermal resources. In 2006, we acquired a non-exclusive license for certain patents, patents pending, and technical information relating to certain heat-transfer technologies, including geothermal, waste heat recovery and bottom-cycling applications.

We substantially added to the heat transfer technologies available to us during the second quarter of 2007 through the establishment of a strategic alliance with UTC Power Corporation, a United Technologies company. The alliance agreements provide for the delivery of PureCycle® geothermal power systems for three of our power plants. In total, these systems will generate approximately 30 megawatts (“MW”) of renewable electrical power. Our agreements with UTC Power contemplate a long-term relationship in developing geothermal resources as well as potential exchanges of technology.

In the second quarter we also signed a Geothermal Project Alliance Agreement and a Consulting Services Agreement with Cummins & Barnard, Inc. (“C&B”), a full service engineering consulting company. Under these agreements, C&B will provide program management and construction services in the development of a series of Raser geothermal power plants. It is expected that C&B will provide these services for Raser well beyond the construction of our first three announced power plants.

We also expanded our acreage to include an option on geothermal resources in California where we have been short-listed in the power purchase bid process by a major California utility to provide 30 megawatts of electric power to California. Through an agreement with International Paper that we signed in July 2007, we also have secured an exclusive option on up to 229,000 acres of International Paper’s geothermal resources in Oregon and Washington State. These areas would expand our geothermal resource portfolio beyond our Nevada and Utah resources, where we also added to properties and began drilling and conducting other well-field development activities for our first three power plants. While we will continue to expand this portfolio as circumstances permit, we believe that our current geothermal portfolio alone holds sufficient resources to meet our power plant development needs for more than ten years.

We were recently selected as the successful power purchase bid candidate and were short-listed on several power purchase agreement negotiations with various utilities. We are currently in the beginning stages of negotiations on the purchase agreements and will likely complete negotiations in the next two quarters. The power purchase agreements will likely vary in term from 15 to 20 years and will require us, as the developer, and the utility, as the purchaser, to sell/buy all of the power output from our designated power facility(s). We have also entered into negotiations outside of a formal request for proposal (“RFP”) bid process with other utilities and with private non-utility purchasers and anticipate executing some of these agreements through bi-lateral negotiations. Should we successfully conclude these negotiations, a summary of their details follows:

RFP Power Purchase Agreement A	10 MW	delivered at plant site	15-year term

RFP Power Purchase Agreement B	10 MW	delivered at plant site	15-year term

RFP Power Purchase Agreement C	10 MW	delivered at plant site	15-year term

RFP Power Purchase Agreement G	40 MW	delivered at plant site	20-year term

Non-RFP Power Purchase Agreement D	40 MW	delivered at 230 kv line	20-year term

Non-RFP Potential Power Purchase Agreement E	10 MW	delivered at 230 kv line	20-year term

Non-RFP Potential Power Purchase Agreement F	10 MW	delivered at plant site	10-20-year term

In addition to the above, we were chosen as a successful bidder in two other RFP processes; however, we have either withdrawn or expect to withdraw these bids since the purchase agreements listed above, would satisfy the demand for all of the power produced by the intended power plants in these locations. We continue to pursue other power purchase agreements for other power plants we intend to develop.

We recognize that geothermal power generation, including exploration, drilling, power plant construction and operation, is a capital intensive proposition. We are developing relationships with strategic alliance partners to help provide the necessary capital to fund the development of geothermal power plants. We believe that with the tax incentives available to such projects and the favorable economic environment for renewable energy, it will be possible to develop geothermal projects that are economically feasible. Subject to obtaining adequate financing from our alliance partners or other sources, we intend to initiate development of a number of geothermal power plants that have a combined generating capacity totaling approximately 100 megawatts of electricity per year for our first three years and 150 megawatts per year thereafter.

We have developed several innovations in electric motors and their associated electronic drives and controllers that allow for increased torque, power and efficiency. Our electromagnetic machine and power electronic drive technology is trademarked under the name “SymetronTM”. The technologies can be applied to industrial AC induction motors and drives, permanent magnet motors, generators and automotive alternators for use in industrial and transportation applications, hybrid-electric and electric vehicle propulsion systems, and other applications where the efficiency of electricity-to-motion or motion-to-electricity power conversions can be improved. We believe that SymetronTM technologies can also be applied to our electric power generation applications.

In the second quarter, our Symetron™ technology was recognized by Frost & Sullivan, one of the world’s leading growth consulting companies. Frost & Sullivan presented Raser with two innovation awards—2007 Hybrid Motor Vehicles Technology Innovation of the Year, and 2007 Product Innovation of the Year within the Industrial and Commercial Motors and Drives Category. We believe this is an independent validation of our efforts to improve the torque, power and efficiency of electric motors, controllers and drives with our Symetron™ technology.

We continue to advance our efforts with Symetron™ adoption in both the transportation and industrial markets. One of the key areas of focus for us in the transportation market is to develop, with our partners, a plug-in hybrid electric vehicle (PHEV) propulsion system, where PHEV systems are one of the primary areas of focus among many auto companies for the next generation of hybrid vehicles. We continue to progress in these efforts.

In February 2007, we announced the signing of two memorandums of understanding (“MOUs”) relating to the testing and mass-production qualification of our SymetronTM technology. The first agreement is with one of the largest AC motor manufacturers in the world. The second agreement is with the largest re-manufacturer of automotive alternators and starter motors in North America. The testing and validation processes are progressing in both of these cases.

We were awarded in the fourth quarter of 2006 a contract with ARINC Incorporated, (“ARINC”), to complete follow-on tasks to our prior development work with the U.S. Army to develop an integrated starter alternator (“ISA”) for a military Humvee hybrid vehicle. We successfully completed the first payment milestone of this follow-on task with ARINC and are progressing forward on our other milestones.

Raser Technologies Inc., a Utah corporation (“Raser Utah”) was formed on July 18, 2003 and organized under the laws of the State of Utah as a successor to Raser Technologies, LLC, a Utah limited liability company, formed on October 28, 2002. On October 28, 2003, we became a publicly-traded company through a reverse merger with Wasatch Web Advisors, Inc.

On June 12, 2007, we completed our reincorporation in the State of Delaware (“the Reincorporation”) by merging Raser Utah with and into its wholly-owned subsidiary, Raser Technologies, Inc., a Delaware corporation (“Raser “). The Reincorporation was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated April 17, 2007, between Raser Utah and Raser. The Board of Directors and shareholders of Raser Utah approved the Reincorporation and the Merger Agreement at the Annual Shareholders Meeting held on June 1, 2007.

Pursuant to the terms of the Merger Agreement, (i) Raser Utah merged with and into Raser, with Raser being the surviving corporation; (ii) Raser succeeded to the ownership of all of Raser Utah’s assets, has the rights, powers and privileges and assumed all of the obligations of Raser Utah; (iii) Raser Utah’s existing Board of Directors and officers became the Board of Directors and officers of Raser; (iv) the Certificate of Incorporation and Bylaws of Raser govern the surviving corporation; and (v) Raser will use the same business, principal executive offices and principal facilities as previously used by Raser Utah.

As a result of the Reincorporation, (i) each outstanding share of Raser Utah common stock was automatically converted into one share of Raser common stock and (ii) all options and other rights to acquire Raser Utah common stock outstanding immediately before the Reincorporation were also automatically converted into options and rights to acquire the same number of shares of Raser common stock, with the same terms and conditions. Upon the Reincorporation, each outstanding certificate representing shares of Raser Utah common stock was deemed, without any action by the shareholder, to represent the same number of shares of Raser common stock. Shareholders did not need to exchange their stock certificates as a result of the Reincorporation.

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

Business Segments

We are focused on a long-term strategy of targeting those markets that could significantly benefit from our technologies or our development experience. Sales efforts relating to these areas are divided into two business segments (including applicable technology groupings):

1)	Transportation and Industrial Technology (IMSEO, Alternator/IVR, EO line-driven motors and FTPM)

2)	Power Systems (Heat transfer licensed technologies and power plant development)

Since inception, 100% of our revenue has been generated from customer-sponsored research and development activities in the Transportation and Industrial Technology segment. To date, no revenue has been generated from our Power Systems segment.

Research and Development

We are engaged in an ongoing process of researching, developing and demonstrating new applications for core technology innovations. These include the periodic introduction of new motor and generator-related technologies and drives, application of our technologies to manufacturers’ test applications, testing and performance evaluations of these technologies and participation in design and engineering of related original equipment manufacturers projects.

We devoted considerable effort throughout 2006 and the first six months of 2007 to further develop various technologies and to internally test, refine, characterize and further verify the technologies. Characterization of the technology is the process by which the performance levels that can be achieved over a range of likely operating conditions are determined. This data provides a performance description that is useful to the customer in understanding the capabilities of the motor without revealing the intellectual property underlying the improved performance levels. We anticipate that the data and experience gained through this base-lining activity should result in an improved description of SymetronTM performance benefits, and consequently, an enhanced value proposition for potential customers.

Our research and development costs for the year ended December 31, 2006 totaled $3,893,540. Our research and development costs for the three and six months ended June 30, 2007 totaled $785,500 and $1,581,800, respectively. Future research and development expenditures are anticipated in order to develop additional SymetronTM technologies primarily relating to alternators, ISAs, line-driven motors and drives, hybrid and plug-in electric vehicles. Research and development costs, relating to development of potential technologies, are expected to increase over time as milestones in the development process are achieved.

Trends and Uncertainties

Power Generation Market

We are positioning ourselves to be one of the primary developers of geothermal and industrial waste heat electric power in the U.S. We intend to leverage our technology platform and power plant development skills to establish tax credit monetization payment streams from incentives available to renewable power plan developers. We believe we are well positioned for entry into this market.

Initially, we are considering two potential applications for our heat transfer technologies:

•

Geothermal Power – Geothermal power plants use underground steam or hot water from wells drilled deep into the earth. The steam or hot water is piped up from the well to drive a conventional steam turbine directly or through the use of a working fluid, which powers an electric generator. Typically, the extracted hot fluid is returned to the ground to recharge the reservoir.

•

Waste Heat Bottom-Cycling – Most power plants utilizing conventional fossil fuel or nuclear technologies generate excess heat that is not used to generate electricity. For example, approximately 35%—40% of the heat value of coal is typically transformed into electricity. The rest of the heat is lost in the process, but has the potential to be partially recovered through bottom cycling to generate additional electricity. The ability to bottom-cycle power plants affords the opportunity to generate additional electricity and take advantage of existing power generation and transmission infrastructure at a low incremental cost and no fuel cost. In addition, many industries generate waste heat that can be recovered to produce electricity through application of this heat transfer technology. This power is then used to help operate that industrial facility, reducing the facility’s power needs from the grid.

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

The federal government currently encourages production of electricity from geothermal resources through certain tax incentives. We are permitted to claim in our consolidated federal tax returns either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or “production tax credits” of 2.0 cents (plus an inflation factor) per kilowatt hour of energy sold during the first ten years of operation. Currently, production tax credits can only be claimed on new plants put into service before December 31, 2008. Congress has historically extended the production energy credit before its expiration date and we believe that congress will continue to extend the production tax credits into the future. However, there can be no assurances that this will occur. Elimination of the production tax credit would significantly impair our ability to monetize and finance the construction of geothermal power plants.

For tax purposes, we are also permitted to deduct most of the cost of the power plant as “depreciation” over five years on an accelerated basis. The fact that the deductions are accelerated means that most of the cost is deducted in the first few years rather than during the remainder of the depreciation period.

We believe that we have the ability to transfer the value of these tax incentives when we are not in a position to use them directly. For instance, depreciation benefits can be transferred through lease financing, and production tax credits may be transferred by bringing in another company who can use them as a partner in the project.

Transportation Market

We continue marketing our SymetronTM enhanced alternator design to component manufacturers. We are seeking to enter licensing discussions with one or more customers during 2007. We have limited experience with licensing our technologies, however, and our ability to increase licensing revenues is uncertain.

Our P-50 ISA is designed for a commercial automobile, and we believe it can be scaled up to suit truck and construction equipment sized applications. We have also begun work on a scaled up P-100 ISA and hybrid propulsion motor designed for larger vehicles.

We have completed the initial development work on a larger ISA under our Cooperative Research and Development Agreement with the United States Army (“ARMY”) on the first task of a multi-year development proposal to create an AC Induction based ISA for a Military Humvee Hybrid Vehicle. We have been awarded a contract with ARINC Incorporated, (“ARINC”), for the follow-on tasks under this development proposal. We successfully completed the first payment milestone in December 2006. We expect to continue to successfully complete all milestones within the subcontracted time; however, unforeseen events or Army requested changes may result in delays in completing the subcontract.

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

Industrial Market

We completed testing of our FLEXMODTM flexible, modular motor controller design with Advanced Energy under its STAC contract with the U.S. Department of Energy during the quarter ended September 30, 2006. Results obtained from dynamometer testing demonstrated efficiency gains of up to 10% could be obtained by applying SymetronTM concepts to variable speed AC motor drive systems over varying speed and of load conditions for motors ranging from 5 to 50 horsepower. Although the test results are encouraging, the tests were conducted in a laboratory environment and we can give no assurance that similar efficiency gains will be achieved in commercial applications.

An independent final report quantifying the benefit potential of the technology was issued by Advanced Energy, Washington State University and the U.S. Department of Energy. Based upon the results indicated in the report, we will begin the development process to create appropriate electronic motor control software for commercialization of the documented efficiency improvement phenomenon in 2007.

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

We obtained the right to begin development and construction of geothermal power plants on certain properties in Nevada, consisting of approximately 12,630 acres, and to pursue such projects on 3.0 million additional acres of land in which the lessor may have geothermal rights. We also executed 21 additional geothermal leases and have made the initial payment for six additional properties. Our Utah resources cover approximately 52,100 acres in six counties in the State of Utah. In addition, we secured an option on certain geothermal resources in California. We believe that as we develop these and other properties, revenue will be generated through various means. Primarily, we believe that development of geothermal power plants will typically involve an alliance partner with specific power generation interests or a financial partner, both of which would have interests in the favorable tax attributes available to renewable energy producers. Through these alliance partners we intend to generate revenue streams by monetizing these tax attributes and licensing our technologies. Although we have had discussions with prospective power generation partners, none of these discussions has yet resulted in a monetizing transaction. Development of our power plants will likely take a year or much more depending on the project and specific projects or portions of a project may be sold prior to commissioning.

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

Power Systems

We expect the principal expenses related to developing geothermal power plants, including costs for property acquisition, exploration, drilling, construction and operation will either be financed by an alliance partner or incurred by us. Expenses include salaries, equity based compensation, costs relating to third-party services, lease rentals and royalty payments, depletion and amortization for successfully implemented power plants, and other equipment and construction costs as deemed necessary to advance projects to completion. Lease acquisition costs, lease bonuses, certain legal fees, drilling costs, and construction costs are capitalized. These costs are written off if the project is abandoned.

Geothermal heat transfer license royalties and other geothermal lease payments will be included in the costs of sales when the plant is placed into service.

Losses since inception

We have incurred significant losses since our inception. As of June 30, 2007, we had incurred an accumulated deficit and deficit accumulated after re-entry into the development stage of approximately $43.3 million on cumulative revenues of approximately $637,000. Our net losses before preferred stock dividends for the year ended December 31, 2006 and for the six months ended June 30, 2007 totaled $18.5 million and $7.9 million, respectively.

During the six months ended June 30, 2007, the monthly cash expenditure rate for operations increased to $0.8 million per month from approximately $0.7 million per month in the twelve months ended December 31, 2006. The higher spending rate reflects expenditures relating to geothermal power development, geothermal equipment deposits, implementation of Sarbanes-Oxley Act of 2002 internal control documentation requirements, and increased employment levels. We may make more investments and pursue alliances that could increase our rate of cash outlay in the future.

As a company heavily involved in research and development and without an established revenue stream, we have made use of equity-based compensation in several instances to conserve cash. The three and six months ended June 30, 2007 included non-cash equity-based compensation expenses to employees and service contractors of approximately $ 0.9 and $3.1 million, respectively. Of the equity-based employee compensation for the six months ended June 30, 2007, approximately $0.3 million is related to stock grants to employees, approximately $1.0 million for stock grants to service providers, and approximately $1.8 million is associated with the issuance of stock options to our employees.

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

Dividends

No dividends have been paid relating to either common stock or preferred stock during the fiscal year 2006 through the second quarter of 2007. We do not expect to pay dividends on either common stock or preferred stock in the near future.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$28,562	$34,409	$152,325	$68,145

Operating expense
Cost of sales	27,662	208,547	493,792	264,131
General and administrative	2,027,518	4,283,935	5,433,456	6,638,632
Power systems	619,371	—	864,262	—
Research and development	785,472	808,281	1,581,771	1,664,742

Total operating expenses	3,460,023	5,300,763	8,373,281	8,567,505

Operating loss	(3,431,461)	(5,266,354)	(8,220,956)	(8,499,360)
Interest income	217,590	237,708	401,528	438,511
Loss on the sale of securities	—	—	—	(8,512)
Series B warrant registration costs	(10,146)	—	(31,158)	—

Loss before income taxes	(3,224,017)	(5,028,646)	(7,850,586)	(8,069,361)
Income tax benefit (expense)	—	—	—	—

Net loss applicable to common stockholders	$(3,224,017)	$(5,028,646)	$(7,850,586)	$(8,069,361)

Comparison of Three Months Ended June 30, 2007 and 2006

Revenue

During the three months ended June 30, 2007, we recognized revenue totaling $29,000. Revenue decreased over the prior year as a result of ARINC delaying the progress for approximately six months towards completion of our ARINC subcontract for the Army that began in October 2006 so that other Army subcontractors can complete their assigned tasks. We recognized revenue totaling $34,000 for the three months ended June 30, 2006 as a result of our subcontract with Advanced Energy, which was completed in 2006. These subcontracts are accounted for on a percentage-of-completion basis.

Operating expenses

Cost of sales. We reported cost of sales for the three months ended June 30, 2007 and 2006 totaling $28,000 and $209,000, respectively. Cost of sales includes the direct labor, materials and overhead expenses required to perform the work on our subcontracts with Advanced Energy and the Army. The decrease from the prior year period is primarily related to ARINC delaying the progress to complete the ARINC subcontract objectives by approximately six months so that other Army subcontractors can complete their assigned tasks.

General and administrative. General and administrative expenses include expenses related to our marketing, sales, accounting, legal, investor relations, human resources, and other administrative functions. Any expenses previously deferred as part of our previously anticipated business combination were expensed when the combination became no longer likely to occur.

General and administrative expense decreased from approximately $4.3 million for the three months ended June 30, 2006 to approximately $2.0 million for the three months ended June 30, 2007. The three months ended June 30, 2007 and 2006 included equity-based non-cash employee compensation expense of approximately $0.6 million and $2.3 million, respectively. Other employment related costs increased by approximately $0.1 million from the second quarter of 2006. This increase reflects higher salaries and employment levels. Professional service expenses decreased by approximately $0.8 million in the three months ended June 30, 2007 compared to the same period in 2006 primarily due to prior year implementation of new requirements pursuant to the Sarbanes-Oxley Act of 2002 and costs associated with the terminated merger agreement with our former merger candidate. During the second quarter of 2007, we allowed applications to expire for certain patents for technologies that we no longer believed prudent to pursue and expensed the previously capitalized costs, net of amortization, totaling $0.1 million.

Power project development. Power project development expenses primarily include professional services for mapping, environmental and geological studies, and other prospecting costs related to the exploration for geothermal power resources. Power project development expenses prior to 2007 were considered immaterial and included in the general and administrative costs.

Power project development expenses during the three months ended June 30, 2007 totaled $0.6 million. Equity-based non-cash employee compensation totaled $0.1 million. Employment related costs for power project development employees totaled $0.2 million and professional services relating to geological consulting totaled $0.3 million.

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

Research and Development expenses for the six months ended June 30, 2007 remained relatively flat at $0.8 million which was comparable to the same period in the prior year.

Interest and other income. Interest income for the three months ended June 30, 2007 remained relatively flat at approximately $0.2 million which was comparable to the same period in the prior year.

Comparison of Six Months Ended June 30, 2007 and 2006

Revenue

During the six months ended June 30, 2007, we recognized revenue totaling $152,000. Revenue increased over the prior year as a result of progress towards completion of our ARINC subcontract that began in October 2006. We recognized revenue totaling $68,000 for the six months ended June 30, 2006 as a result of our subcontract with Advanced Energy, which was completed in 2006. These subcontracts are accounted for on a percentage-of-completion basis.

Operating expenses

Cost of sales. We reported cost of sales for the six months ended June 30, 2007 and 2006 totaling $494,000 and $264,000, respectively. Cost of sales includes the direct labor, materials and overhead expenses required to perform the work on our subcontracts with Advanced Energy and the U.S. Army. The increase over the prior year period is primarily related to recognizing a loss during the first quarter of 2007 on the subcontract approximating $340,000 from anticipated budget overruns to complete the ARINC subcontract objectives.

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

General and administrative expense decreased from approximately $6.6 million for the six months ended June 30, 2006 to approximately $5.4 million for the six months ended June 30, 2007. The six months ended June 30, 2007 and 2006 included equity-based non-cash employee compensation expense of approximately $1.5 million and $3.4 million, respectively. Equity-based non-cash service provider compensation increased by approximately $1.0 million compared to the same period in 2006 due to granting shares of common stock to a service provider engaged to perform financial advisory services. Other employment related costs increased by approximately $0.1 million from the same prior year period. This increase reflects higher salaries and employment levels. Professional service expenses also decreased by approximately $0.5 million in the six months ended June 30, 2007 compared to the same period in 2006 primarily due to a reduction of legal fees relating to our prior year terminated merger agreement with our former merger candidate. During the second quarter of 2007, we allowed applications to expire for certain patents for technologies that we no longer believed prudent to pursue and expensed the previously capitalized costs, net of amortization, totaling $0.1 million.

Power project developments. Power project development expenses primarily include professional services for mapping, environmental and geological studies, and other prospecting costs related to the exploration for geothermal power resources. Power project development expenses prior to 2007 were considered immaterial and included in the general and administrative costs.

Power project development expenses during the six months ended June 30, 2007 totaled $0.9 million. Equity-based non-cash employee compensation totaled $0.2 million. Employment related costs for power project development employees totaled $0.3 million and professional services relating to geological consulting totaled $0.4 million.

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

Research and Development expense decreased slightly to $1.6 million during the six months ended June 30, 2007 from $1.7 million for the six months ended June 30, 2006. Equity based employee compensation decreased by approximately $0.2 million for the six months ended June 30, 2007 compared to the same period in 2006. The decrease resulted from the timing of issuing share grants to research and development employees. Other employment related costs increased by approximately $0.1 million from the same prior year period. This increase reflects higher salaries and employment levels.

Interest and other income. Interest income for the six months ended June 30, 2007 remained relatively flat at approximately $0.4 million which was comparable to the same period in the prior year.

Liquidity and Capital Resources

Cash and Cash Equivalents	June 30, 2007	December 31, 2006
Cash	$4,249,113	$157,746
Certificate of Deposit (unrestricted portion)	300,000	—
Money Market Account	10,136,173	3,193,822

Total	$14,685,286	$3,351,568

As a research and development company, we have incurred substantial losses since inception resulting in an accumulated deficit and deficit accumulated since re-entry into development stage totaling $43.3 million. We are not operating at cash breakeven and cash used in operations was approximately $4.1 million and $3.9 million for the six months ended June 30, 2007 and 2006, respectively. Our continuation as a going concern is dependent on efforts to increase revenues, reduce expenses, and ultimately achieve profitable operations.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, as of June 30, 2007, we had cash and cash equivalents on hand of $14.7 million.

We have also initiated a strategy to improve our financial performance and liquidity. We intend to expand our revenue base through implementing our strategy to develop geothermal and bottom-cycling electric power generation projects and to obtain revenues from our partners in these projects that are in a position to benefit from the favorable tax attributes available to these projects.

We have entered into a series of purchase and service agreements whereby a vendor has agreed to provide certain products and services to us. During the six months ended June 30, 2007, we made payments to this vendor in relation to these products and services, and we are obligated to pay the vendor up to $26.5 million on or before June 30, 2008.

Our cash on hand will not be adequate to meet our current working capital, capital expenditure, and other cash requirements. To fully implement our business plan, we will need additional capital. We currently intend to obtain the necessary capital to fund the development of geothermal power plants through the development of strategic alliances with partners who are in a position to take advantage of certain tax benefits. We believe that with the tax incentives available for such projects and the favorable economic environment for renewable energy, subject to obtaining adequate financing from our alliance partners or other sources, it will be possible to develop geothermal projects that are economically feasible. Although we believe that we will successfully implement our business plan, management cannot give any assurances that we will be able to obtain financing on favorable terms or at all.

Operating Activities. Cash consumed by operating activities for the six months ended June 30, 2007 consisted primarily of a net loss of approximately $7.9 million, adjusted for approximately $3.1 million of stock-based compensation and stock issued for services. Interest receivable at June 30, 2007 decreased by approximately $0.4 million compared to June 30, 2006 as a result of collection of the note receivable in full from a former merger candidate. Accrued liabilities increased $0.3 million for the first six months of 2007 due to the timing of payments for certain professional services contracts. Other current assets at June 30, 2007 increased $0.3 compared to June 30, 2006 due to increased prepaid software maintenance and directors and officers’ insurance coverage.

Cash consumed by operating activities in the six months ended June 30, 2006 consisted primarily of a net loss of approximately $8.1 million, adjusted for approximately $4.0 million of stock-based compensation and stock issued for services. Accounts receivable increased $0.1 in the first six months of 2006 due to the timing of billing for the Advanced Energy subcontract and accrued liabilities increased $0.7 million in the first six months of 2006 due to the timing of payments for certain professional services contracts. Approximately $0.8 million in the first six months of 2006 was related to an unsuccessful acquisition, and consequently reflected as an investing activity rather than an operating activity.

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

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. However, cash in our money market account is currently invested with AIM Funds earning 5.25 percent interest and totaled $10.1 million at June 30, 2007. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 4.90 percent per annum and totaled $4.2 million at June 30, 2007.

Investing activities provided approximately $3.5 million in the six months ended June 30, 2007, reflecting collection in full of a promissory note receivable of approximately $5.5 million and by changing the status of $0.3 million of a certificate of deposit from restricted to unrestricted. We have made down payments towards the purchase of 45 turbines to generate electricity from geothermal resources totaling $1.7 million and we have purchased certain equipment for development of a well field in Nevada totaling $0.3 million. We also acquired leases for unproved geothermal properties, purchased office equipment and leasehold improvements totaling $0.3 million.

Investing activities consumed approximately $6.0 million during the six months ended June 30, 2006. We loaned a potential merger partner $5.5 million and entered into a promissory note receivable that paid an interest rate of 10% per annum. Expenditures of approximately $0.8 million in 2006 were related to our unsuccessful acquisition, and were consequently reflected as an investing activity rather than an operating activity. We received cash from the sale of low risk short-term instrument totaling $0.5 million during the six months ended June 30, 2006. Additionally, we spent approximately $0.2 million on equipment and fees relating to filings for patents and trademarks.

Financing Activities. Financing activities provided approximately $11.9 million and $0.2 million of cash in the six months ended June 30, 2007 and 2006, respectively. Financing activity in the six months ended June 30, 2007 provided approximately $0.1 million from the exercises of options to purchase shares our common stock. We also closed our private equity placement on March 30, 2007, which provided approximately $11.9 million in net proceeds. The March 30, 2007 private placement included stock warrants that if exercised would produce net proceeds to us of approximately $6.3 million. Should our common stock trade have a closing market price above $9.075 per share for 20 consecutive days, we have the option to call the warrants. Should this event occur, our intent is to exercise the call. Financing activity in the six months ended June 30, 2006 consisted of proceeds from the exercise of warrants and options to purchase shares of our common stock totaling $0.2 million.

As of June 30, 2007, we had stockholders’ equity of approximately $17.7 million and approximately $14.7 million in cash and cash equivalents. We believe that our current cash on hand, cash anticipated to be provided by customer sales, and from financing investors will be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures through June 30, 2008.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had the following off-balance sheet arrangements as defined by item 303(a)(4)(II) of Securities and Exchange Commission (“SEC”) Regulation S-K.

On September 2, 2006, we entered into a License and Sublicense Agreement for heat-transfer technologies through a wholly-owned subsidiary of Raser. We also entered into a guaranty on behalf of the subsidiary to irrevocably and unconditionally guarantee full and prompt payment and performance of all the subsidiary obligations under the License and Sublicense Agreement. The guaranty will remain in full force and effect until satisfaction in full of all the subsidiary’s obligations under the License and Sublicense Agreement and is binding on any successors, and inures to the benefit of any third party successor or assignees. The maximum potential amount of future payments under this guarantee cannot be estimated, but payment obligations will be limited to a fraction of expected cash flows from developed projects that utilize the heat transfer license.

On December 22, 2006, we entered into a 50-year geothermal lease agreement through our wholly-owned subsidiary with a property owner in Nevada. Under the lease agreement, upon successful placement of an operating geothermal power plant into service, we will issue to the owner 25,000 restricted shares of our common stock. Delivery of the 25,000 restricted shares shall be an advance against any royalty payable, or to become payable, to the owner. The value of the stock shall be determined at the time the owner sells the stock and that value shall constitute the value for the advance against royalties, whether owing in the present or in the future. Additionally, the value of the stock shall also be applied against any rentals payable or to become payable to the owner. We are currently in the process of amending the 50-year geothermal lease agreement that was originally executed on December 22, 2006.

On June 18, 2007, we entered into a 10-year geothermal lease agreement to obtain the exclusive right to drill for, extract, produce, remove, utilize, sell and dispose of all forms of thermal energy on the same property we previously leased on December 22, 2006 in Nevada. This lease was necessary to more fully secure our interest in the property. As part of the consideration for the geothermal lease agreement, we committed to grant 25,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. Management continues to assess the likelihood of completing the contingent requirements as “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized equity compensation relating to the contingent shares during the second quarter of 2007.

On May 24, 2007, we entered into a geothermal project alliance agreement whereby the service provider agreed to provide engineering advice to us relating to geothermal drilling and geothermal power plant construction. As part of the consideration for the agreement, we committed to grant 5,000 shares of common stock upon issuance of a certificate of completion with respect to each of the first three specific projects. Management has assessed the likelihood of completing the contingent requirements as “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized equity compensation relating to the contingent shares during the second quarter of 2007.

On May 31, 2007, the Compensation Committee agreed to grant to a key geothermal executive a total of 50,000 options to purchase shares of our common stock that will contingently vest upon successfully placing each of the first three geothermal power plants in service. One third of the shares contingently granted will vest upon successful placement of each geothermal power plant in service. Failure to successfully place any of the first three geothermal power plants in service will result in the forfeiture of the unvested contingent options. Management has assessed the likelihood of completing the contingent requirements as “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized equity compensation relating to the contingent options during the second quarter of 2007.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our condensed consolidated financial statements. We also have ongoing employment commitments.

We lease our corporate office located at 5152 North Edgewood Drive, Suite 375, Provo. The corporate office has approximately 7,600 square feet of office space with monthly rent of approximately $13,600. The lease expires on August 31, 2011. On June 1, 2006, we also expanded our testing facility in Utah County, Utah from 6,000 to 12,000 square feet and monthly rental payments increased from approximately $2,700 to $6,050. The testing facility lease expires on June 1, 2009. We expect that these leases will be renewed or that alternative spaces will be obtained. The facilities are well maintained and in good condition.

Our wholly-owned subsidiary has entered into five geothermal lease agreements in Nevada. Pursuant to these lease agreements, we obtained the right to develop and construct geothermal power plants on properties consisting of approximately 12,630 acres. We also have rights to pursue similar projects on 3.0 million additional acres of land with respect to which the land owner may have geothermal rights. The initial lease term of four of these leases is 50 years, subject to extension for another 50 years as long as we are actively pursuing or generating resources from the leased lands. The initial term of one of the leases is 10 years, subject to extension for so long as the lessee is extracting or drilling, for geothermal resources. According to the five geothermal lease agreements, we, at our sole discretion, may surrender portions of the land or the land in its entirety that we do not intend to utilize thereby reducing the rent obligation.

As part of the consideration for the leases, we have agreed to pay approximately $42,000 per year in rent beginning in year two which continues throughout the lease term as an advance against royalties, and certain royalties on the sale of any geothermal resources produced from the leased lands.

Through our wholly-owned subsidiary, we entered into 21 geothermal lease agreements for certain properties in six counties in Utah. Under these lease agreements, we obtained the right to begin development and construction of geothermal power plants. The initial lease term for the Utah properties is 10 years, subject to certain extension provisions. We have also made the initial payment on six additional properties in Utah.

As part of the consideration for our geothermal lease agreements in the State of Utah, we have agreed to pay a cumulative total of approximately $52,100 per year in rent beginning in year two of the respective lease agreements. The payment obligations continue throughout the lease terms.

We have entered into a series of purchase and service agreements whereby a certain vendor has agreed to provide certain products and services to us. During the six months ended June 30, 2007, we made payments to this vendor in relation to these products and services, and as of June 30, 2007, we are obligated to pay the vendor approximately $16.1 million over the next five years as included in the table below.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases and our executed purchase obligations as of June 30, 2007.

	Total	Less than 1 year	1 to 3 years	4 to 5 years
Operating Leases Obligations	$1,332,869	$120,266	$552,561	$399,592
Purchase Obligations (a)	$16,104,375	$12,054,375	$2,430,000	$1,620,000

Total	$17,437,244	$12,174,641	$2,982,561	$2,019,592

(a)	Excludes a purchase agreement executed on July 31, 2007 and the related service agreement.

During the first quarter of 2005, we pledged a $400,000 certificate of deposit as collateral to secure a corporate credit card program to facilitate employee travel and certain purchases necessary for our business operations. Effective March 9, 2007, we reduced the number of credit cards available under our corporate credit card program. This action reduced our pledged amount on the same certificate of deposit to $150,000 and reduced the restricted cash balance in favor of our operating cash balance by $250,000. On April 27, 2007, our pledged amount on the certificate of deposit was further reduced to $100,000. As of June 30, 2007, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

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

As of June 30, 2007, we had approximately $14.7 million in cash and equivalents that are invested primarily in money market accounts until needed for operating and other activities. Current money market rates are approximately 5.25%. If interest rates decline by 1%, the amount of interest earned on our money market balances would be approximately $147,000 lower over a twelve month period.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

We continued to formalize documentation and perform testing of our financial processes during the period covered by this Quarterly Report on Form 10-Q. Our former chief financial officer resigned effective December 4, 2006 and was not replaced by our current chief financial officer until January 8, 2007. During that time, we implemented certain measures, such as requiring executive level approval for items previously approved by the chief financial officer, to ensure that the system of internal control remained effective. No other change in our internal control over financial reporting occurred during the six months ending June 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We have applied to the United States Patent and Trademark Office for federal trademark registration of our name, RASER, in connection with a number of goods and services including, among other things, electric motors for machines. In connection with our application no. 78/339,071, Razor USA LLC has initiated an opposition proceeding (“Opposition”) before the Trademark Trial and Appeals Board (“TTAB”). Currently the opposition is stayed upon stipulation of the parties to allow exploration of settlement potential. We believe that the Opposition is without merit. Because the TTAB cannot award money damages, the Opposition does not present us with a presently existing material loss contingency.

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

Since our inception, we have incurred significant net losses, including a net loss of approximately $7.9 million for the six months ended June 30, 2007. As a result of ongoing operating losses, we had an accumulated deficit and deficit after re-entry into development stage of approximately $43.3 million on cumulative revenues of approximately $637,000 as of June 30, 2007. Our losses have resulted primarily from the extensive research and development, power systems, and general and administrative expenses associated with our operations. We expect to incur additional losses for at least the next few quarters. We may be unable to successfully develop new technology or products, and any technology or any products we develop may not be commercially viable. We expect to incur additional substantial operating losses as a result of increases in expenses for research and product development, power systems and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We are likely to need additional funding for our operations and funding may not be available to us on commercially reasonable terms, or at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

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

On June 30, 2007, we had cash and cash equivalents on hand of $14.7 million. Cash used in operations was approximately $7.9 million for the year ended December 31, 2006 and $4.1 million for the six months ended June 30, 2007.

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

If we are unable to successfully utilize our heat-transfer technology and we are unable to acquire a license for comparable technology, it could harm our business, prospects, financial condition and results of operation.

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

A substantial portion of our revenue to date has come from two government sponsored development contracts. Our FLEXMODTM technology packaging contract with Advanced Energy, funded by the Department of Energy, through the State Technologies Advancement Collaborative (STAC), was completed in the third quarter of 2006 and provided approximately $315,000 in revenue throughout 2006. Our SymetronTM enhanced ISA subcontract with ARINC, funded by the U.S. Army, resulted in revenue totaling $44,717 during fiscal 2006 and $152,325 during the six months ended June 30, 2007.

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

The closing price of our common stock has fluctuated from a low of $5.24 per share to a high of $9.06 per share during the three months ended June 30, 2007 and from a low of $4.89 per share to a high of $9.06 for the six months ended June 30, 2007. Our stock price has in the past and is likely in the future to experience significant volatility as a result of numerous factors, many of which are outside of our control, including, but not limited to the following:

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

The deficiencies detected in the audit process were appropriately documented and disclosed in our annual report on Form 10-KSB for 2004. We took several steps during 2005 to remedy, and subsequently in 2005 and 2006 to improve, our disclosure controls and our internal controls over financial reporting, however we cannot assure you that the revised controls and procedures will be effective in remedying all of the identified deficiencies. If we fail to adequately address any deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, any deficiencies could prevent us from releasing our financial information and periodic reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to our consolidated financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain adequate internal controls over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also subject us to a risk of delisting by a national exchange and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We believe our future success will depend to a significant extent on the continued service of our executive officers and other key personnel. Of particular importance to our continued operations are our executive management and technical staff. We do not have key person life insurance for any of our executive officers, technical staff or other employees. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Since December 31, 2005, four officers have resigned; the former President, the former Vice President of Marketing, the former Vice President, General Counsel and Secretary, and the former Chief Financial Officer. As of June 2007, we have filled the President, Chief Financial Officer and General Counsel positions.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on most of our key technologies. We cannot be certain that our six (6) issued U.S. patents, five (5) pending U.S. patent applications, five (5) pending International patent applications, and five (5) pending foreign patent applications will result in issued patents and/or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patent applications that we may file for our current and future technologies may not be issued. We have also applied for registration of trademarks which may never be granted registration.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. If our officers, directors or employees sell shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 21.7 million shares were free of restrictive legend as of June 30, 2007, an increase from approximately 19.4 million at December 31, 2006. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

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

On June 8, 2007, we issued 15,000 restricted shares of our common stock to Cummins & Barnard, Inc. (“consultant”) pursuant to an engineer consulting agreement between us the consultant. The 15,000 shares represented initial consideration payable upon execution of the engineer consulting agreement. The fair value of these shares based upon the closing price of our common stock on the grant date totaled $110,250.

We believe that the offer and sale of the shares of common stock described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D under the Securities Act.

Item 4.	Submission of Matters to a Vote of Security Holders

We held the 2007 Annual Meeting of Shareholders on June 1, 2007 in Provo, Utah. At the 2007 Annual Meeting of Shareholders, the shareholders elected the following individuals as Class II directors, to serve until (i) the 2010 Annual Meeting of Shareholders, (ii) their successors are elected and qualified or (iii) their earlier death, resignation or removal:

Name	Votes For	Votes Against	Votes Withheld
Brent Cook	44,755,798	0	126,564
James Herickhoff	44,753,826	1,972	126,564

At the 2007 Annual Meeting of Shareholders, the shareholders voted to consider and act upon a proposal to change the state of incorporation of Raser Technologies, Inc. from Utah to Delaware by merging Raser Technologies, Inc. into a wholly-owned subsidiary incorporated in Delaware:

Name	Votes For	Votes Against	Votes Withheld
Reincorporation in Delaware	31,542,795	287,495	13,052,072

At the 2007 Annual Meeting of Shareholders, the shareholders also voted to retain as independent auditors, Hein & Associates LLP, until (i) the 2008 Annual Meeting of Shareholders, (ii) their successors are appointed and ratified or (iii) their earlier resignation or removal:

Name	Votes For	Votes Against	Votes Withheld
Hein & Associates LLP	44,775,760	101,757	4,845

Item 6.	Exhibits.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger between Raser Technologies, Inc., a Utah corporation, and Raser Technologies, Inc., a Delaware corporation, dated April 17, 2007 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed April 23, 2007 (File No. 001-32661))

3.1	Certificate of Raser Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 18, 2007 (file No. 001-32661))

3.2	Bylaws of Raser Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to our current report of From 8-K filed June 18, 2007 (file No. 001-32661))

10.7†	Sourcing and Development Agreement dated as of April 6, 2007 by and between the Company and UTC Power Corporation (incorporated by reference to Exhibit 10.37 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

10.8†	Service Agreement dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.38 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

10.9†	Purchase Contract dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.39 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
*	To be filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC. (Registrant)

August 9, 2007	/s/ Brent M. Cook
(Date)	Brent M. Cook,
Chief Executive Officer
(Authorized Signatory)

August 9, 2007	/s/ Martin F. Petersen
(Date)	Martin F. Petersen,
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger between Raser Technologies, Inc., a Utah corporation, and Raser Technologies, Inc., a Delaware corporation, dated April 17, 2007 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed April 23, 2007 (File No. 001-32661))

3.1	Certificate of Raser Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 18, 2007 (file No. 001-32661))

3.2	Bylaws of Raser Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to our current report of From 8-K filed June 18, 2007 (file No. 001-32661))

10.7†	Sourcing and Development Agreement dated as of April 6, 2007 by and between the Company and UTC Power Corporation (incorporated by reference to Exhibit 10.37 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

10.8†	Service Agreement dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.38 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

10.9†	Purchase Contract dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.39 to our registration statement on Form S-3 filed on May 9, 2007 (File No. 333-142779))

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
*	To be filed herewith.