Form 10-Q
period 2007-09-30
RASER TECHNOLOGIES INC
filed 2007-11-09
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

There were 55,852,455 shares of the registrant’s common stock, par value $0.01, outstanding on November 8, 2007.

Raser Technologies, Inc.

SEC Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$14,524,839	$3,351,568
Restricted cash	100,000	400,000
Accounts receivable	69,150	84,900
Unbilled receivable	108,629	—
Note receivable and accrued interest	—	5,952,074
Other current assets	459,944	165,229

Total current assets	15,262,562	9,953,771
Unproved property and prepaid delay rentals	1,565,776	198,350
Geothermal well field development	2,530,383	—
Equipment, net	677,018	681,029
Intangible assets, net	526,824	560,387
Deferred acquisition costs	500,000	—
Power project development deposits	3,716,878	—
Other assets	197,757	11,910

Total assets	$24,977,198	$11,405,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,933,259	$439,413
Accrued liabilities	677,778	231,400
Unearned revenues	—	24,433

Total current liabilities	2,611,037	695,246
Contingencies and commitments, (see Note C and K)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 55,751,467 and 51,389,295 shares issued and outstanding, respectively	557,515	513,893
Additional paid in capital	68,505,398	45,669,956
Accumulated deficit	(30,972,177)	(30,972,177)
Accumulated deficit after re-entry into development stage	(15,724,575)	(4,501,471)

Total stockholders’ equity	22,366,161	10,710,201

Total liabilities and stockholders’ equity	$24,977,198	$11,405,447

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		For the period after re-entry into development stage (October 1, 2006 through September 30, 2007)
	2007	2006	2007	2006
Revenue	$49,887	$9,870	$202,212	$78,015	$246,929
Operating expense
Cost of sales	49,887	129,430	543,679	393,561	588,396
General and administrative	1,920,526	4,743,956	7,353,982	11,382,589	11,021,474
Power project development	708,010	—	1,572,271	—	1,572,271
Research and development	939,839	1,286,338	2,521,610	2,951,081	3,464,069

Total operating expenses	3,618,262	6,159,724	11,991,542	14,727,231	16,646,210

Operating loss	(3,568,375)	(6,149,854)	(11,789,330)	(14,649,216)	(16,399,281)
Interest income	195,856	231,751	597,385	670,262	801,954
Loss on the sale of securities	—	—	—	(8,512)	—
Series B warrant registration costs	—	—	(31,159)	—	(127,248)

Loss before income taxes	(3,372,519)	(5,918,103)	(11,223,104)	(13,987,466)	(15,724,575)
Income tax benefit (expense)	—	—	—	—	—

Net loss applicable to common stockholders	$(3,372,519)	$(5,918,103)	$(11,223,104)	$(13,987,466)	$(15,724,575)

Loss per common share-basic and diluted	$(0.06)	$(0.12)	$(0.21)	$(0.28)

Weighted average common shares—basic and diluted	55,086,000	50,746,000	53,641,000	50,611,000

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		For the period after re-entry into development stage (October 1, 2006 through September 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(11,223,104)	$(13,987,466)	$(15,724,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	200,148	146,797	255,585
Impairment of abandoned patent applications	102,358	29,268	121,675
Loss (gain) on disposal of assets	(100)	2,806	2,884
Loss on the sale of securities	—	8,512	—
Common stock, stock options and warrants issued for services	3,892,113	8,216,883	6,262,972
Withholding tax for net share issuance	—	(994,916)	—
Impairment of capitalized acquisition costs	—	806,772	—
Decrease (increase) in accounts receivable	15,750	119,085	(53,400)
Increase in unbilled receivable	(108,629)	—	(108,629)
Increase in other assets	(294,715)	(100,874)	(271,344)
Decrease (increase) in interest receivable	404,522	(248,418)	264,693
Increase in accounts payable	1,493,846	99,349	1,673,334
Increase in accrued liabilities	446,379	126,467	366,830
Decrease in unearned revenues	(24,433)	(25,080)	—

Net cash used in operating activities	(5,095,865)	(5,800,815)	(7,209,975)

Cash flows from investing activities:
Proceeds from the sale of short term investments	—	525,000	—
Decrease (increase) in notes receivable	5,547,552	(5,547,552)	5,547,552
Cost of attempted acquisition	(500,000)	(806,772)	(500,000)
Increase in other assets	(185,847)	(800)	(185,847)
Decrease in restricted cash	300,000	—	300,000
Increase in intangible assets	(89,192)	(294,441)	(140,231)
Purchase of equipment	(186,640)	(246,464)	(262,174)
Proceeds from the sale of equipment	5,000	—	5,000
Increase in well field development	(2,530,383)	—	(2,530,383)
Increase in unproved property	(897,640)	—	(897,640)
Increase in power project development deposits	(3,716,878)	—	(3,716,878)

Net cash used in investing activities	(2,254,028)	(6,371,029)	(2,380,601)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	6,404,788	51,300	6,404,788
Proceeds from exercise of common stock options	264,625	194,150	315,725
Proceeds from the sale of common stock in private equity placement	11,853,751	—	11,853,751

Net cash provided by financing activities	18,523,164	245,450	18,574,264

Net increase (decrease) in cash and cash equivalents	11,173,271	(11,926,394)	8,983,688
Cash and cash equivalents at beginning of period	3,351,568	17,467,545	5,541,151

Cash and cash equivalents at end of period	$14,524,839	$5,541,151	$14,524,839

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

The accompanying condensed balance sheet as of December 31, 2006 has been derived from audited financial statements and the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2006. The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any other period.

Development Stage Enterprise

We currently operate as a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. In 2005, we transitioned from a development stage to an operating stage enterprise for accounting purposes. In the fourth quarter of 2006, our management reassessed our operations and determined that we should report as a development stage enterprise effective October 1, 2006. The decision was primarily based upon the fact that anticipated licensing revenue from the transportation and industrial technology segment did not materialize as expected, and our determination that our efforts to license our technologies would take longer than originally anticipated.

Additionally, we are currently utilizing some of our resources to research and locate “high probability” areas for geothermal activity. We are developing relationships in order to acquire mineral and geothermal rights, through long-term geothermal lease agreements, that enable us to explore, drill and construct geothermal power plants on leased property. To fund these and our other operations, we raised capital totaling $12.5 million in a private placement of common stock that closed on March 30, 2007. Subsequently, we raised additional capital totaling $6.3 million from exercises of warrants issued in connection with the March 30, 2007 private placement. We also intend to raise additional capital through monetization of certain tax benefits associated with these renewable energy plants and through other financial arrangements. Accordingly, the consolidated statements of operations and cash flows include cumulative balances from the re-entry into the development stage date of October 1, 2006 to September 30, 2007.

Reincorporation in Delaware

On June 12, 2007, we completed our reincorporation in the State of Delaware (the “Reincorporation”) by merging Raser Technologies, Inc., a Utah corporation (“Raser Utah”) with and into its wholly-owned subsidiary, Raser Technologies, Inc., a Delaware corporation. The Reincorporation was effected pursuant to an Agreement and Plan of Merger, dated April 17, 2007, between Raser Utah and Raser. The shareholders of Raser Utah approved the Reincorporation and the Merger Agreement at our annual shareholders meeting held on June 1, 2007.

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

Liquidity

The preparation of our consolidated financial statements is on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As discussed above, as of September 30, 2007, we had cash and cash equivalents on hand of $14.5 million. Cash used in operations totaled approximately $5.1 million for the nine months ended September 30, 2007 and the accumulated deficit and deficit accumulated after re-entry into development stage totaled $46.7 million. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan to increase revenues and ultimately achieve profitable operations.

To date, we have financed our operations principally through the sale of equity and equity related securities. We have incurred losses since inception and we are not operating at cash flow breakeven. Our current cash balance is not sufficient to execute our business plan or to satisfy our cash requirements for the next twelve months.

The execution of our business plan and the funding of our capital expenditures are dependent on our ability to obtain additional financing for our activities, including power plant development. In addition, the availability of such financing will affect the timing, pace, scope and amount of our capital expenditures. We believe we will be able to finance our activities through monetizing tax benefits, debt or equity financing, project financing, or a combination of these sources. There can be no assurance, however, that we will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations.

These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current year presentation.

Concentration of Credit Risk

We maintain our cash in deposit accounts in one bank in Utah. At times, cash balances may exceed federally insured limits. We also maintain cash in one money market account, not affiliated with the bank, which earns a variable interest rate. The variable interest rate on September 30, 2007 was 5.15%. The average variable interest rate for the quarter ended September 30, 2007 was 5.25%. We have not experienced losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

On March 19, 2007, we received $6,091,112, representing payment in full of the outstanding principal and accrued interest balance of the Revised Note. The payment comprised the principal balance of $5,547,552 and accrued interest through March 19, 2007 of $543,560.

We recognized $139,038 and $264,694 of interest income on the Note Receivable in the nine months ended September 30, 2007, and September 30, 2006, respectively. Interest receivable totaled $0 and $404,522 at September 30, 2007 and December 31, 2006, respectively.

C. Unproved Property and Prepaid Delay Rentals

Since December 22, 2006, our wholly-owned subsidiary has entered into eleven geothermal lease agreements for certain properties in Nevada. Under these lease agreements, we obtained the right to begin development and construction of geothermal power plants. The initial lease term is 50 years for six of these geothermal lease agreements and is 10 years for five of the geothermal lease agreements, subject to extension for as long as we are actively pursuing or generating resources from the leased lands.

As of September 30, 2007, our wholly-owned subsidiary had entered into 35 geothermal lease agreements for certain properties in Utah. Under these lease agreements, we obtained the right to begin development and construction of geothermal power plants. The initial lease term for these Utah properties is 10 years, subject to certain extension provisions.

During the second quarter of 2007, we paid $25,000 to a property owner in California who granted us an option to further pursue the acquisition of 640 acres of geothermal property. In August 2007, we exercised the option and paid $75,000 for the right to develop the geothermal resources on 640 acres in California. Under our binding letter agreement with the property owner, upon exercise of the option, we agreed to create a joint venture agreement to hold permits and development rights that Raser will fully control. The joint venture is expected to be created during the fourth quarter of 2007 or first quarter of 2008. We also agreed to pay another $1.2 million upon successful completion of an exploratory well, which is defined as the discovery of commercial water quantities above 380 degrees Fahrenheit. Drilling is not expected to begin on the property until 2008 or later.

During the third quarter of 2007, we participated in a United States Bureau of Land Management (“BLM”) auction to obtain the geothermal development rights for certain parcels of land in Nevada. We successfully won the bids for four parcels of land and entered into four separate 10-year lease agreements with the BLM covering a total of approximately 15,325 acres. Our total payment obligation under these leases was $619,712, all of which was paid in the third quarter of 2007.

The following represent capitalized costs by project as of September 30, 2007:

Project	State	Acreage		Capitalized Acquisition Costs (Unproved Property)	Prepaid Delay Rental Costs	Total Capitalized Costs
Lease Group A	Nevada	11,600	(a)	$650,620	$56,000	$706,620
Lease Group B	Nevada	635		$32,350	—	$32,350
Lease Group C	Nevada	395		$17,450	—	$17,450
Lease Group D	Utah	68,344		$82,238	—	$82,238
Lease Group E	California	640	(b)	$107,406	—	$107,406
Lease Group F	Nevada	15,325		$619,712	—	$619,712

Total		96,939		$1,509,776	$56,000	$1,565,776

(a)	We also have rights to pursue three million additional acres of land with respect to which the land owner may have geothermal rights.
(b)	Acreage excludes interest in approximately 11,000 acres of mineral rights in the State of California.

As part of the overall consideration for the geothermal lease agreements, we issued 25,000, 5,000 and 2,500 restricted shares of our common stock in connection with Lease Group A, Lease Group B and Lease Group C, respectively. We have also granted options to purchase 35,000 shares of our common stock to a property owner of Lease Group A. The fair value of these equity awards was $539,237, $27,350 and $12,450 on the respective grant dates for the Lease Group A, Lease Group B, and Lease Group C projects, respectively. These costs have been capitalized and classified as unproved property. Certain legal fees incurred in connection with the geothermal lease agreements were also capitalized as unproved property totaling $43,134. We also agreed to pay $50,000 as an advance against future delay rentals and/or royalties beginning in the second year of one of the lease agreements in Lease Group A.

We also committed to issue to two separate parties (the owner of the geothermal rights on the land and the land owner) a cumulative total of 50,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased property in Lease Group A. When 25,000 of the shares become unrestricted and are sold by the land owners, the total market value of the 25,000 shares will be credited as an advance against future rentals and royalty payments. The other 25,000 restricted shares granted to the owner of the geothermal rights on the land will not apply towards or be credited against royalties payable. Management assessed the likelihood of placing a geothermal power plant in operation in accordance with this lease and concluded that it remained “reasonably possible” and, accordingly has not recorded equity compensation during the third quarter of 2007. Unproved property and prepaid delay rentals are not amortized. We are in the process of amending the geothermal lease agreement for the contingent grant that will apply against future rentals and royalties.

Once reserves are discovered, the unproved property is classified as “proved” property and capitalized costs will be amortized. Management is currently assessing which generally accepted accounting principle method to use for depletion. As of September 30, 2007, all properties but one are still in the exploratory phase and none have been fully evaluated for viability, generating capacity, or potential reserves.

D. Geothermal Well Field Development

In the second quarter of 2007, we received the appropriate permits and began developing a well field on certain leased land in Lease Group A. At September 30, 2007, we capitalized tangible drilling costs for items such as pipes, wellheads, rings, and drilling pads totaling $336,778 and capitalized intangible drilling costs primarily relating to permit preparation and other services totaling $2,193,605. Although we have begun well field development at one location, the property has not yet been fully evaluated for geothermal viability, generating capacity, or potential reserves.

E. Common Stock

Stock-Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, the Board recommended and our stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first day of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of September 30, 2007, we were authorized to issue up to 6,265,462 shares of common stock pursuant to the Plan.

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

We adopted SFAS No. 123R effective January 1, 2006. Under SFAS No. 123R, we recorded stock-option based compensation expense to employees for the three months and nine months ended September 30, 2007 totaling $662,175 and $2,421,545, respectively, and for the three and nine months ended September 30, 2006 totaling $762,181 and $2,518,338, respectively. Prior to fully adopting the standard, we had been expensing the fair value of stock options granted to contractors, and the fair value of shares of common stock granted to contractors and employees. For the three months and nine months ended September 30, 2007 and 2006, we allocated stock-based compensation expense, including the amount recorded for the effect of adopting SFAS 123R, the amount recorded for stock grants, and the amount recorded for options granted to contractors, to the following statement of operations captions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
General and administrative	$529,015	$3,636,841	$3,052,060	$7,090,299
Power project development	110,448	—	263,652	—
Research and development	170,410	537,118	576,400	1,126,584

Total stock-based compensation	$809,873	$4,173,959	$3,892,112	$8,216,883

We granted common stock to our employees and directors totaling 5,000 and 43,100 shares during the three and nine months ended September 30, 2007, respectively. We granted to our employees and directors options to purchase an aggregate of 110,000 and 895,000 shares of common stock during the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2006, we granted to our employees and directors 49,800 and 255,300 shares of common stock, respectively, and options to purchase an aggregate of 80,000 and 419,000 shares of common stock, respectively. During the three and nine months ended September 30, 2007, 13,000 unvested options and 2,000 unvested shares were forfeited by employees and directors, respectively. During the nine months ended September 30, 2006, 265,467 unvested options and no unvested shares were forfeited by employees and directors. During the three and nine months ended September 30, 2007, 2,000 vested options were forfeited or expired. During the three and nine months ended September 30, 2006, 40,000 vested options were forfeited or expired.

Stock options and warrants granted to non-employees for services are accounted for in accordance with EITF No. 96-18, which requires expense recognition based on the fair value of the options/warrants. We calculate the fair value of options and warrants granted by using the Black-Scholes pricing model. During the three and nine months ended September 30, 2007, we issued 52,500 and 72,500 shares of common stock, respectively, as a result of option exercises. During the three and nine months ended September 30, 2007, we issued 1,065,155 shares of common stock, as a result of warrant exercises. During the three and nine months ended September 30, 2006, we issued 14,000 and 52,000 shares of common stock, respectively, as a result of option exercises, and zero and 6,000 shares of common stock, respectively, as a result of warrant exercises.

The maximum term of each option is ten years. With respect to stock options granted during the three and nine months ended September 30, 2007 and 2006, the assumptions used in the Black-Scholes option-pricing model were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.17–4.61%	4.70–4.75%	4.17–5.05%	4.35–5.19%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	99%	116–117%	99–101%	109–117%
Expected exercise life (in years)	6.0	6.0	6.0	6.0

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

On December 22, 2006, we issued 25,000 restricted shares of our common stock as part of the overall consideration for a 50-year geothermal lease agreement with the owner of three ranches in Nevada. The common stock had a fair value of $115,250 on the grant date. During the first quarter of 2007, we issued 7,500 shares to certain owners of geothermal properties in Nevada. The common stock had a fair value of $39,800 on the grant date. These costs have been capitalized and classified as unproved property and prepaid delay rentals.

During the first quarter of 2007, we granted 200,000 shares of restricted common stock to a service provider to advise us on various matters. Pursuant to the terms of the agreement 150,000 shares were delivered in April 2007 and 50,000 shares were delivered in September 2007. Accordingly, the stock was valued on the grant date and was recognized in the first quarter of 2007 as a non-cash general and administrative expense and an accrued liability totaling $990,000.

During the second quarter of 2007, we granted 15,000 shares of registered common stock to a service provider to advise us on engineering matters relating to geothermal drilling and power plant construction. The stock had a fair value on the grant date totaling $110,250.

During the third quarter of 2007, we granted options to purchase 35,000 shares of our common stock to the owner of three ranches in Nevada as consideration to secure certain surface rights to the land. The options have an exercise price of $15.10 per share which was established as the closing market price on the grant date. The options had a fair value of $423,987 that was recorded as unproved property.

The activity for stock options and warrants during the first nine months of 2007 is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2007:	2,007,780	$7.95
Granted	1,792,012	5.98
Exercised	(20,000)	3.65
Expired or forfeited	—	—

Outstanding at March 31, 2007:	3,779,792	$7.02	$1,317,321
Granted	80,000	7.02
Exercised	—	—
Expired or forfeited	(13,000)	12.70

Outstanding at June 30, 2007:	3,846,792	$7.00	$6,233,171
Granted	195,000	12.83
Exercised	(1,117,655)	5.90
Expired or forfeited	(2,000)	17.19

Outstanding at September 30, 2007:	2,922,137	$7.80	$16,632,935

Exercisable at March 31, 2007:	2,489,643	$6.02	$1,210,779

Exercisable at June 30, 2007:	2,602,551	$6.16	$5,198,935

Exercisable at September 30, 2007:	1,573,387	$6.69	$10,740,367

The total intrinsic value of options exercised in the three and nine months ended September 30, 2007 was approximately $461,369 and $533,294, respectively. The total intrinsic value of warrants exercised in the three and nine months ended September 30, 2007 was approximately $7,993,944. The cash received from exercises of options and warrants during the three and nine months ended September 30, 2007 was approximately $6,596,413 and $6,669,413, respectively.

The following tables summarize certain stock option and warrant information at September 30, 2007:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 – $ 5.75	1,482,304	6.46	$4.38	$12,609,585
$ 6.00 – $ 9.10	752,500	8.94	7.77	3,851,050
$11.01 – $17.20	654,000	8.63	14.64	172,300
$25.95	33,333	7.55	25.95	—

Total	2,922,137	7.60	$7.80	$16,632,935

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 – $ 5.75	1,092,554	5.40	$4.15	$9,544,425
$ 6.00 – $ 9.10	241,375	8.49	8.06	1,166,543
$11.01 – $17.20	206,125	8.38	15.40	29,400
$25.95	33,333	7.55	25.95	—

Total	1,573,387	6.31	$6.69	$10,740,368

The following table summarizes the non-vested stock options at September 30, 2007:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2007	684,558	$10.28
Granted	755,000	4.77
Vested	(149,409)	6.22
Forfeited	—	—

Non-vested at March 31, 2007:	1,290,149	$7.53
Granted	80,000	5.67
Vested	(112,908)	8.13
Forfeited	(13,000)	10.80

Non-vested at June 30, 2007:	1,244,241	$7.32
Granted	195,000	10.30
Vested	(88,491)	10.05
Forfeited	—	—

Non-vested at September 30, 2007:	1,350,750	$7.57

The following table summarizes the non-vested stock awards at September 30, 2007:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Outstanding at January 1, 2007:	63,717	$9.79
Granted	207,500	4.96
Vested	(15,917)	11.19
Vested and undelivered (delayed)	(212,500)	4.84
Forfeited	—	—

Outstanding at March 31, 2007:	42,800	$10.46
Granted	53,100	7.52
Vested	(47,716)	8.63
Forfeited	(2,000)	17.19

Outstanding at June 30, 2007:	46,184	$8.67
Granted	5,000	12.89
Vested	(5,667)	12.93
Forfeited	—	—

Outstanding at September 30, 2007:	45,517	$8.61

As of September 30, 2007, there was $9,035,974 (pre-tax) and $309,258 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 2.22 years. The following table summarizes the unrecognized compensation expense expected to be recognized in future periods as of September 30, 2007.

Stock-based compensation expense (pre-tax)
Remainder of 2007:	$810,608
2008	2,813,257
2009	2,611,107
2010	2,290,995
2011	629,834
2012	189,431

Total:	$9,345,232

Net Share Issuance

During the second quarter of 2006, we satisfied an obligation to deliver 250,000 shares to a former employee pursuant to an employment arrangement by delivering 150,707 shares to the employee, and retaining the remaining 99,293 shares to satisfy payroll withholding taxes. We then paid approximately $1 million in payroll taxes related to this transaction.

Contingent Options and Share Grants

During the third quarter of 2006, we committed to grant 50,000 options to a key technical employee contingent upon attainment of certain performance objectives. During the third quarter of 2007, we granted the 50,000 options to the key technical employee upon the announcement of a license agreement with an alternator re-manufacturer. The exercise price of $12.80 was established at the closing market price on the day after the announcement. Vesting of the options continues to be contingent upon the attainment of certain performance objectives. Management continues to assess the likelihood of completing the contingent requirements for vesting as “reasonably possible” in accordance with definitions in SFAS No. 5, “Accounting for Contingencies” and, accordingly did not recognize additional equity compensation relating to the contingent options during the nine months ended September 30, 2007.

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

On June 18, 2007, we entered into a 10-year geothermal lease agreement to obtain the exclusive right to drill for, extract, produce, remove, utilize, sell and dispose of all forms of thermal energy on the same property we previously leased on December 22, 2006 in Nevada. This lease was necessary to more fully secure our interest in the property. As part of the consideration for the 10-year geothermal lease agreement we committed to grant 25,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. During the third quarter of 2007, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies”. Accordingly, we did not recognize equity compensation during the third quarter of 2007

On May 24, 2007, we entered into a geothermal project alliance agreement whereby the service provider agreed to provide engineering advice to us relating to geothermal drilling and geothermal power plant construction. As part of the consideration for the agreement, we committed to grant 5,000 shares of common stock upon issuance of a certificate of completion with respect to each of the first three specific projects. During the third quarter of 2007, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies”, for each of the three specific projects. Accordingly, we did not recognize equity compensation during the third quarter of 2007.

On May 31, 2007, the Compensation Committee granted options to purchase 50,000 shares of our common stock to a key power systems executive. Vesting of these options is contingent upon successfully placing each of our first three geothermal power plants in service. The options with respect to one third of the shares will vest upon the successful placement of each of the three geothermal power plants in service. The option exercise price is $7.20 per share, which was the closing market price on the grant date. Failure to successfully place any of the first three geothermal power plants in service will result in the forfeiture of the unvested contingent options specifically pro rated toward that geothermal power plant. During the third quarter of 2007, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” for each of the three specific projects. Accordingly, we did not recognize equity compensation during the third quarter of 2007.

Private Equity Placement

On March 30, 2007, we sold 2,693,552 shares of our common stock in a private placement to certain accredited investors, including one member of our board of directors, at a price of $4.65 per share. The gross proceeds from the private equity placement totaled $12,525,001. Certain commissions and legal fees incurred in conjunction with the financing totaled $671,250, resulting in net proceeds totaling $11,853,751.

F. Warrants

As part of the March 30, 2007 private placement, each investor, including one member of our board of directors, received warrants to purchase additional shares equal to approximately 35% of the shares of common stock purchased by such investor. Accordingly, warrants to purchase 942,739 shares were issued to investors, including one member of our board of directors, at a cash-only exercise price of $6.05 per share.

On March 22, 2007, we entered into a twelve-month advisory agreement with a service provider to receive certain non-exclusive advisory services, including general corporate finance, advisory, merger and acquisition and business development services. The twelve-month period of the advisory agreement commenced on October 31, 2006 and is renewable for twelve additional months unless terminated in writing by us. We issued 94,273 warrants to the service provider for the purchase of common stock as partial compensation for assisting with raising the capital for the March 30, 2007 private placement. These warrants have an exercise price of $6.05. The warrants issued in conjunction with the private placement were accounted for as a cost of equity, which was netted against the fair value of the warrants, resulting in offsetting entries to additional paid in capital.

Call Provision

The March 30, 2007 private placement warrant agreement contained a call provision. If the closing market price of our common stock exceeded $9.075 for 20 consecutive trading days, we could exercise the right to require all warrant holders to either exercise the warrants or forfeit the warrants not exercised.

On August 9, 2007, our common stock price closed above $9.075 for the twentieth consecutive trading day. Therefore, on August 9, 2007 we exercised the call provision to require the warrant holders to either exercise their warrants or allow us to cancel their warrants. During August 2007, the warrant holders exercised all 1,037,012 outstanding warrants at the exercise price of $6.05 per share and received an equal number of shares of unrestricted common stock. Proceeds received from these warrant exercises totaled $6.3 million.

Series B Warrants

In 2004, we issued shares of Series B Preferred Stock in a private placement transaction. All shares of Series B Preferred Stock were subsequently converted to shares of our common stock. Purchasers of the Series B Preferred Stock were also issued warrants to purchase additional shares of common stock equal to 25% of the common stock issuable to them upon conversion of the Series B Preferred Stock at a cash-only exercise price of $8.55 per share. During the year ended December 31, 2006, 6,000 warrants were exercised by holders of Series B Preferred Stock, providing approximately $51,300 in cash to us. During the nine months ended September 30, 2007, 28,143 of warrants were exercised by holders of Series B Preferred Stock, providing approximately $130,865 in cash to us. At September 30, 2007, 35,804 warrants were outstanding and unexercised. The outstanding warrants have expiration dates of October 2007 and October 2009.

Series B Warrant Price Reset Feature

In conjunction with issuing the Series B Convertible Preferred Stock, we issued a total of 412,691 warrants. The warrants contained an exercise price reset feature that based upon certain conditions and events, results in the warrant exercise price being adjusted downward to fair value of the common stock on the date the event occurred. In November 2006, we issued shares to a service provider. This issuance triggered the warrant re-pricing feature applicable to the 63,947 outstanding and exercisable warrants. Accordingly, the exercise price of the outstanding warrants previously exercisable for $8.55 per share was reset to a new exercise price of $6.05 per share.

On March 30, 2007, we issued shares in connection with a private placement. This issuance also triggered the warrant re-pricing feature applicable to the 63,947 then outstanding and exercisable warrants. Accordingly, the exercise price of the outstanding warrants previously exercisable for $6.05 per share was reset to a new exercise price of $4.65 per share.

Based upon the price reset feature in the Series B warrant agreement, further warrant pricing resets may occur given the occurrence of certain conditions and events.

The following table summarizes the warrants issued, outstanding and exercisable at September 30, 2007:

Series B Warrants
Grant dates	July –Sept, 2004
Exercise price	$4.65
Expiration date	October 5, 2007 and 2009
Warrants outstanding and exercisable	35,804
Proceeds if exercised	$166,489

G. Registration Rights Agreements

Private Placement Registration Rights Agreement

In conjunction with the March 2007 private placement, the purchasers of the common stock and related warrants also entered into a registration rights agreement that contains certain rights to register shares of common stock purchased in the private placement pursuant to the exercise of related warrants. We filed a registration statement on Form S-3 with the SEC. The registration statement became effective on June 7, 2007.

If we fail to maintain a continuously effective registration statement with respect to the resale of the shares described above, liquidated damages equal to 1.0% of the aggregate purchase price for each month up to a total of three months will be paid to the purchasers. The outstanding balance is subject to interest payments of 18% per annum.

We are currently in compliance with the requirements of the registration rights agreement and, as such, management believes that the likelihood that the registration statement for these shares will fail to remain continuously effective is “remote” as defined in SFAS No. 5 “Accounting for Contingencies”. Accordingly, no accrued liability is deemed necessary by management.

Series B Registration Rights Agreement

The Series B preferred stock securities purchase agreement and related agreements provide the purchasers of the Series B preferred stock and the related Series B warrants with certain rights to register shares of common stock pursuant to a registration rights agreement. We are also obligated to cause the registration statement to remain continuously effective until all Series B preferred shares and Series B warrants are exercised or expired. In September 2004, all of the outstanding Series B preferred shares and certain of the Series B warrants were converted into shares of common stock under the original registration statement filed on September 20, 2005. We did not maintain a continuously effective registration for the common shares issuable upon exercise of Series B warrants as required by our agreements, resulting in liquidated damages and interest totaling $96,000 for the year ended December 31, 2006, plus $31,000 for the six months ended June 30, 2007. We filed a registration statement on Form S-3 with the SEC. The registration statement became effective on June 8, 2007. In July 2007, we paid the amount owed in-full to the purchasers.

We are currently in compliance with the requirements of the registration rights agreement and, as such, management believes that the likelihood that these shares will fail to remain continuously effective is “remote” as defined in SFAS No. 5 “Accounting for Contingencies”. Accordingly, no additional accrued liability is deemed necessary.

H. Deferred Acquisition Costs

On September 27, 2007, we entered into a letter agreement (the “Letter Agreement”) with the members of GeoLectric Power Company NM, LLC (“GeoLectric”), providing for the purchase of GeoLectric and its wholly-owned subsidiary, Lightening Dock Geothermal, Inc. GeoLectric has no other material assets or operations other than the geothermal leases with the Bureau of Land Management (“BLM”) on approximately 2,500 acres of property and an existing 7,000 foot geothermal well with an established production history at temperatures and flow rates believed to be suited for power generation. The Letter Agreement also provides both geothermal and surface access on related properties.

Under the terms of the purchase and upon execution of the Letter Agreement, we agreed to make an initial cash deposit of $500,000. Costs incurred that are directly related to the completion of a proposed acquisition are deferred on the balance sheet and capitalized as part of the purchase price if the transaction is completed. Accordingly, we recorded the initial cash deposit as a deferred acquisition cost. Such costs will be expensed if the potential acquisition is no longer considered viable by management.

Upon completion of the purchase of GeoLectric, we will pay another $1,500,000 in addition to the initial cash payment of $500,000 to the members of GeoLectric.

Under the terms of the purchase and the Letter Agreement, we also agreed to make payments to the members of GeoLectric of (a) $750,000 upon the earlier of December 15, 2007 or the completion of certain conditions with respect to the geothermal well, (b) $1,000,000 upon the earlier of December 31, 2007 or the execution of a power purchase agreement or other mutually acceptable event, and (c) $950,000 upon the earlier of December 31, 2008 or the commercial operation date of a facility on GeoLectric’s property.

I. Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of options and warrants to purchase common stock, the conversion of any convertible debentures and related accrued interest, and shares issuable upon conversion of any preferred stock. There were 35,804 shares of common stock issuable upon exercise of warrants that were “in the money” and outstanding on September 30, 2007. There were 63,947 shares of common stock issuable upon exercise of warrants that were “out of the money” and outstanding on September 30, 2006. 247,000 stock options granted to a contractor were “in the money” and outstanding on September 30, 2007 and 2006 respectively. 35,000 stock options granted to a land owner of three ranches in Nevada were “out of the money” on September 30, 2007. Unvested and fully-vested and undelivered stock grants totaling 85,517 and 610,134 were outstanding on September 30, 2007 and 2006, respectively. 2,209,000 and 841,000 employee and director options to purchase shares of common stock that were “in the money” and outstanding at September 30, 2007 and 2006, respectively. 677,333 and 1,421,082 employee and director options to purchase shares of our common stock were “out of the money” at September 30, 2007 and 2006, respectively. These warrants, options and share grants were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

J. Business Segments

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

Prior to 2006, we operated in one business segment, Transportation and Industrial Technology. Beginning in 2006, we began to pursue opportunities to develop technologies in the Power Systems market to supplement the development of technologies targeted for the Transportation and Industrial markets. The presentation below comprises comparative financial information relating to the three and nine months ended September 30, 2007 and 2006.

As of and for the Three Months Ended September 30, 2007	Transportation and Industrial Technology	Power Systems	Corporate and Other	Total
Revenues	$49,887	$—	$—	$49,887
Segment Operating Loss	(984,772)	(710,854)	(1,872,749)	(3,568,375)
Depreciation and Amortization	44,934	2,844	20,108	67,886
Fixed Asset Purchases	40,751	—	37,253	78,004
Total Assets	$1,309,673	$8,533,706	$15,133,819	$24,977,198

As of and for the Three Months Ended September 30, 2006
Revenues	$9,870	$—	$—	$9,870
Segment Operating Loss	(1,445,927)	(1,341,000)	(3,362,927)	(6,149,854)
Depreciation and Amortization	35,657	—	15,858	51,515
Fixed Asset Purchases	116,361	—	14,451	130,812

As of and for the Three Months Ended September 30, 2007	Transportation and Industrial Technology	Power Systems	Corporate and Other	Total
Total Assets	$976,328	$5,936,601	$6,332,409	$13,245,338

As of and for the Nine Months Ended September 30, 2007
Revenues	$202,212	$—	$—	$202,212
Segment Operating Loss	(3,100,746)	(1,580,682)	(7,107,902)	(11,789,330)
Depreciation and Amortization	135,311	8,411	56,426	200,148
Fixed Asset Purchases	116,660	1,447	68,533	186,640
Total Assets	$1,309,673	$8,533,706	$15,133,819	$24,977,198

As of and for the Nine Months Ended September 30, 2006
Revenues	$78,015	$—	$—	$78,015
Segment Operating Loss	(3,393,305)	(1,341,000)	(9,914,911)	(14,649,216)
Depreciation and Amortization	98,030	—	48,767	146,797
Fixed Asset Purchases	213,015	—	33,449	246,464
Total Assets	$976,328	$5,936,601	$6,332,409	$13,245,338

Included in total assets for the Power Systems segment was the Note Receivable from a potential merger candidate totaling $5,547,552 and $0 at September 30, 2006 and September 30, 2007, respectively. Non-cash compensation expense included in the Transportation and Industrial Technology segment totaled $170,410 and $537,118 for the three months ended September 30, 2007 and 2006, respectively and $576,400 and $1,126,584 for the nine months ended September 30, 2007 and 2006, respectively. Non-cash compensation expense included in the Power Systems segment totaled $110,448 and $1,341,000 for the three months ended September 30, 2007 and 2006, respectively and $263,652 and $1,341,000 for the nine months ended September 30, 2007 and 2006, respectively.

K. Contingencies and Commitments

We lease our corporate office located at 5152 North Edgewood Drive, Suite 375, Provo. The corporate office has approximately 7,600 square feet of office space with monthly rent of approximately $13,600. The lease expires on August 31, 2011. On August 15, 2007, we entered into a sublease to expand our corporate offices by approximately 3,800 additional square feet with a monthly rent of $6,000. The sublease expires on July 31, 2008.

On June 1, 2006, we also expanded our testing facility in Utah County, Utah from 6,000 to 12,000 square feet and monthly rent increased from approximately $2,700 to $6,050. The testing facility lease expires on June 1, 2009. We expect that these leases will be renewed or that alternative spaces will be obtained. The facilities are well maintained and in good condition.

As part of the consideration for our four 50-year geothermal lease agreements in the State of Nevada, we have agreed to pay approximately $42,000 per year in rent beginning in year two of the leases. This payment obligation continues throughout the lease terms as an advance against royalties, and certain royalties on the sale of any geothermal resources produced from the leased lands. To date, all but one of the properties are still in the exploratory phase and none have been fully evaluated for viability, generating capacity, or potential reserves. According to the geothermal lease agreements, we, at our sole discretion, may surrender portions of the land or the land in its entirety that we do not intend to utilize thereby reducing the rent obligation.

On June 18, 2007, we entered into a 10-year geothermal lease agreement to obtain the exclusive right to drill for, extract, produce, remove, utilize, sell and dispose of all forms of thermal energy on the same property we previously leased on December 22, 2006 in Nevada. Since there previously existed a split estate, this lease was necessary to fully secure our interest in the property. As part of the consideration for the geothermal lease agreement we have agreed to pay annual rent beginning in year two of the lease not to exceed $34,800. The payment obligation continues through the lease terms. To date, the property has not been evaluated for viability, generating capacity, or potential reserves. According to the geothermal lease agreement, we, at our sole discretion, may surrender portions of the land or the land in its entirety that we do not intend to utilize thereby reducing the rent obligation. We are currently in the process of amending the 50-year geothermal lease agreement that was originally executed on December 22, 2006.

As part of the consideration for our 10-year geothermal lease agreements in the State of Utah, we have agreed to pay annual rent of approximately $68,300 beginning in year two of the respective lease agreements. The payment obligations continue throughout the lease terms.

During the third quarter of 2007, we participated in a United States Bureau of Land Management (“BLM”) auction to obtain the geothermal development rights for certain parcels of land in Nevada. We successfully won the bids for four parcels of land and entered into four separate 10-year lease agreements with the BLM totaling approximately 15,325 acres. As part of the consideration for the 10-year BLM leases, we agreed to pay annual rental payments totaling approximately $46,000 beginning in year two of the lease.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2007 were as follows:

Year Ending December 31,	Minimum lease payment
2007	$78,449
2008	400,473
2009	318,546
2010	290,554
2011	233,496
Thereafter	571,595

Total minimum payments	$1,893,113

Total rent expense for the three months ended September 30, 2007, and 2006, was approximately $73,149 and $59,707, respectively. Total rent expense for the nine months ended September 30, 2007, and 2006, was approximately $198,394 and $164,134, respectively.

As of September 30, 2007, we did not have any letters of credit or repurchase obligations.

We have entered into a series of purchase and service agreements whereby a vendor has agreed to provide certain products and services to us. During the nine months ended September 30, 2007, we made payments to this vendor for these products and services. We entered into the second purchase agreement on July 31, 2007. Under these agreements, we are obligated to pay the vendor $10.6 million in 2007; $14.8 million in 2008; and $1.6 million per year beginning in 2009 through 2012.

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

We have a contractual obligation to deliver 40,000 shares of our common stock ratably from December 4, 2007 to December 21, 2007 to a former employee. The fair values of these shares totaled $122,000. $83,875 was expensed during the year ended December 31, 2006 and $38,125 was expensed during the first quarter of 2007.

On September 27, 2007, we entered into the Letter Agreement providing for the purchase of GeoLectric and its wholly-owned subsidiary, Lightning Dock Geothermal, Inc. GeoLectric has no other material assets or operations other than the geothermal leases with the BLM on approximately 2,500 acres of property and an existing 7,000 foot geothermal well with an established production history at temperatures and flow rates believed to be suited for power generation. The Letter Agreement also provides both geothermal and surface access on related properties.

Upon completion of the purchase of GeoLectric, we will pay another $1,500,000 in addition to the initial cash payment of $500,000 to the members of GeoLectric.

Under the terms of the purchase and the Letter Agreement, we also agreed to make payments to the members of GeoLectric of (a) $750,000 upon the earlier of December 15, 2007 or the completion of certain conditions with respect to the geothermal well, (b) $1,000,000 upon the earlier of December 31, 2007 or the execution of a power purchase agreement or other mutually acceptable event, and (c) $950,000 upon the earlier of December 31, 2008 or the commercial operation date of a facility on GeoLectric’s property.

L. Income Taxes

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the nine months ended September 30, 2007.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax year 2006 federal return remains open to examination and the tax years 2004-2006 remain open to examination by other taxing jurisdictions to which we are subject. The Internal Revenue Service is currently examining our 2005 federal tax return and the examination should be complete in 2007.

M. Supplemental Cash Information

For the nine months ended September 30, 2007:

•	No cash was paid for interest and $300 was paid for income taxes.

•

We recorded a $39,800 non-cash payment of 7,500 shares of our common stock issued to acquire the geothermal rights on properties in Nevada. The non-cash payment was equal to the fair market value of the shares on the date the 50-year geothermal leases were signed.

•

We recorded a $990,000 non-cash payment of 200,000 shares of restricted common stock issued to a service provider for advisory services. The non-cash payment was equal to the fair market value of the shares on the date the advisory services payment was approved by our Board of Directors.

•

We recorded an $110,250 non-cash payment of 15,000 shares of unrestricted common stock issued to a service provider for advisory services. The non-cash payment was equal to the fair market value of the shares on the date the advisory services agreement was signed.

For the nine months ended September 30, 2006:

•	No cash was paid for interest and $200 was paid for income taxes.

•

On November 2, 2006, we recorded a $1,341,000 non-cash payment of 300,000 shares of restricted common stock issued to a service provider for advisory services. The non-cash payment was equal to the fair market value of the shares on the date the advisory services payment was approved by our Board of Directors.

N. Recent Accounting Pronouncements

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below.

Overview

Raser Technologies, Inc., a Delaware corporation (“Raser”, the “Company”, “we” or “our”) is a technology licensing and geothermal development company. We operate in two business segments: Transportation and Industrial Technology, and Power Systems. The Transportation and Industrial Technology segment focuses on improving the efficiency and power density of electric motors, generators and their associated power electronic drives and controls. This award-winning technology is known as SymetronTM technology.

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

We substantially added to the heat transfer technologies available to us during the second quarter of 2007 through the establishment of a strategic alliance with UTC Power Corporation, a United Technologies company. The alliance agreements provide for the delivery of PureCycle® geothermal power systems for the first three geothermal power plants we intend to develop. In total, these systems will generate approximately 30 megawatts (“MW”) of renewable electrical power. The modular UTC Pure Cycle power generation equipment enables us to construct power plants utilizing heat from geothermal resources with cooler to lower temperatures than conventional equipment at a fraction of the time otherwise required. Our agreements with UTC Power contemplate a long-term relationship in developing geothermal resources as well as potential exchanges of technology.

In the second quarter of 2007, we also signed a Geothermal Project Alliance Agreement and a Consulting Services Agreement with Cummins & Barnard, Inc. (“C&B”), a full service engineering consulting company. Under these agreements, C&B will provide program management and construction services in the development of the first three geothermal power plants we intend to develop.

We also expanded our acreage to include geothermal resources in the northwestern United States. Through an agreement with International Paper that we signed in July 2007, we have secured an exclusive option on up to 229,000 acres of International Paper’s geothermal resources in Oregon and Washington State. We also entered into a letter agreement to acquire a known and well-studied geothermal resource in New Mexico. These areas would expand our geothermal resource portfolio beyond our Nevada, Utah and California resources, where we also added to properties and began drilling and conducting other well-field development activities for the first three power plants we intend to develop in Nevada and our first power plant in Utah. While we will continue to expand this portfolio as circumstances permit, we believe that our current geothermal portfolio alone holds sufficient resources to meet our power plant development needs for more than ten years.

We were recently selected as a successful power purchase bid candidate and therefore were short-listed on several power purchase agreement negotiations with various utilities. We are currently in various stages of negotiations on the purchase agreements and we expect to complete negotiations over the next two quarters. The power purchase agreements will likely vary in term from 15 to 20 years and will require us to sell and the utility to buy all of the power output from our designated power facility(s). We have also entered into negotiations outside of a formal request for proposal (“RFP”) bid process with other utilities and with private non-utility purchasers and anticipate executing some of these agreements through bi-lateral negotiations. Should we successfully conclude these negotiations, a summary of their details follows:

RFP Power Purchase Agreement A	10 MW	delivered at plant site or CAISO site	15-year term

RFP Power Purchase Agreement B	10 MW	delivered at plant site or CAISO site	15-year term

RFP Power Purchase Agreement C	10 MW	delivered at plant site or CAISO site	15-year term

RFP Power Purchase Agreement G	40 MW	delivered at plant site	20-year term

Non-RFP Potential Power Purchase Agreement D	40 MW	delivered at 230 kv line	20-year term

Non-RFP Potential Power Purchase Agreement E	10 MW	delivered at 230 kv line	20-year term

Non-RFP Potential Power Purchase Agreement F	10 MW	delivered at plant site	10-20-year term

In addition to the above, we were chosen as a successful bidder in two other RFP processes; however, we have withdrawn these bids since the purchase agreements listed above, would satisfy the demand for all of the power produced by the intended power plants in these locations. We continue to pursue other power purchase agreements for other power plants we intend to develop.

We recognize that geothermal power generation, including exploration, drilling, power plant construction and operation, is a capital intensive proposition. We are developing relationships with strategic alliance partners to help provide the necessary capital to fund the development of geothermal power plants. We believe that the tax incentives available to such projects and the favorable economic environment for renewable energy should make it possible to develop geothermal projects that are economically feasible. Subject to obtaining adequate financing from our alliance partners or other sources, we intend to initiate development of a number of geothermal power plants that have a combined generating capacity totaling approximately 100 megawatts of electricity per year for our first three years and 150 megawatts per year thereafter.

We have developed several innovations in electric motors and their associated power electronic drives and controllers that allow for increased torque, power and efficiency. Our electromagnetic machine and power electronic drive technology is trademarked under the name “SymetronTM”. The technologies can be applied to industrial AC induction motors and drives, permanent magnet synchronous motors, AC generators and automotive alternators for use in industrial and transportation applications, hybrid-electric and electric vehicle propulsion systems, and other applications where the efficiency of electricity-to-motion or motion-to-electricity power conversions can be improved. We believe that SymetronTM technologies can also be applied to our geothermal electric power generation applications.

We continue to advance our efforts for Symetron™ adoption in both the transportation and industrial markets. One of the key areas of focus for us in the transportation market is to develop, with our partners, a plug-in hybrid electric vehicle (“PHEV”) propulsion system. PHEV systems are one of the primary areas of focus among many auto companies for the next generation of hybrid vehicles and we continue to pursue these efforts.

In February 2007, we announced the signing of two memorandums of understanding (“MOUs”) relating to the testing and mass-production qualification of our SymetronTM technology. The first agreement was with one of the largest AC motor manufacturers in the world. The testing and validation process under this agreement is still progressing.

The second agreement was with Wilson Auto Electric Ltd. of Canada (“Wilson”), the largest independent re-manufacturer of automotive alternators and starter motors in North America. On September 6, 2007, we completed the initial requirements of the MOU and signed a formal 5-year worldwide Symetron License Agreement with Wilson. Under this agreement Wilson will have the right to incorporate our Symetron™ technology into both 12-volt and 24-volt high output brushless claw-pole alternators, including Raser’s proprietary Intelligent Voltage Regulator (“IVR”). The primary use for these types of alternators is currently in medium and heavy duty trucks, buses, taxis, emergency vehicles and agricultural equipment. The total market for high output vehicle alternators is estimated at $600 million annually, of which brushless alternators represent approximately 30%. At a 6—8% annual growth rate, the long life and low maintenance brushless market is expected to grow faster than the brushed market. Wilson plans to begin field testing the Symetron™ enhanced alternators in the fourth quarter of 2007 and anticipates completing this testing program in the second quarter of 2008.

We were awarded in the fourth quarter of 2006 a contract with ARINC Incorporated, (“ARINC”), to complete follow-on tasks to our prior development work with the U.S. Army to develop an integrated starter alternator (“ISA”) for a military Humvee hybrid vehicle. We successfully completed the first and second payment milestones of this follow-on task with ARINC and are progressing forward on our other milestones. However, we have been notified by ARINC that other subcontractors have not been able to complete their assigned tasks within the contracted time. Thus, to allow other subcontractors enough time to complete their tasks, each contracted milestone and related payment date has been delayed for 90 additional days.

Corporate History

Raser Technologies Inc., originally a Utah corporation (“Raser Utah”), was formed on July 18, 2003 and organized under the laws of the State of Utah as a successor to Raser Technologies, LLC, a Utah limited liability company, formed on October 28, 2002. On October 28, 2003, we became a publicly-traded company through a reverse merger with Wasatch Web Advisors, Inc.

On June 12, 2007, we completed our reincorporation in the State of Delaware (the “Reincorporation”) by merging Raser Utah with and into its wholly-owned subsidiary, Raser Technologies, Inc., a Delaware corporation (“Raser “). The Reincorporation was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated April 17, 2007, between Raser Utah and Raser. The Board of Directors and shareholders of Raser Utah approved the Reincorporation and the Merger Agreement at the Annual Shareholders Meeting held on June 1, 2007.

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

Business Segments

We are focused on a long-term strategy of targeting those markets that could significantly benefit from our technologies and our development experience. Efforts relating to these areas are divided into two business segments (including applicable technology groupings):

1)	Transportation and Industrial Technology (IMSEO, Alternator/IVR, EO line-driven motors and FTPM)

2)	Power Systems (licensed Heat transfer technologies and power plant development)

Since inception, 100% of our revenue has been generated from customer-sponsored research and development activities in the Transportation and Industrial Technology segment. To date, no revenue has been generated from our Power Systems segment.

Research and Development

We are engaged in an ongoing process of researching, developing and demonstrating new applications for our technology, primarily in the Transportation and Industrial technology business segment. These include the periodic introduction of new motor and generator-related technologies and drives, application of our technologies to manufacturers’ test applications, testing and performance evaluations of these technologies and participation in design and engineering of related original equipment manufacturers’ projects.

We devoted considerable effort throughout 2006 and the first nine months of 2007 to internally test, refine, characterize and further verify our technologies. Characterization of a technology is the process by which the performance levels that can be achieved over a range of likely operating conditions are determined. This data provides a performance description that is useful to the customer in understanding the capabilities of a motor utilizing our technology without revealing the intellectual property underlying the improved performance levels. We anticipate that the data and experience gained through this base-lining activity should result in an improved description of SymetronTM performance benefits and make our Symetron™ technology more attractive to potential customers.

Our research and development costs for the year ended December 31, 2006 totaled $3,893,540. Our research and development costs for the three and nine months ended September 30, 2007 totaled $939,839 and $2,521,610, respectively. Future research and development expenditures are anticipated in order to develop additional SymetronTM technologies primarily relating to integrated starter alternators (“ISAs”), AC electric motors and power electric AC drives, hybrid and plug-in electric vehicles and propulsion systems. Research and development costs, relating to development of potential technologies, are expected to increase over time as milestones in the development process are achieved.

Trends and Uncertainties

Power Generation Market

We are positioning ourselves to be one of the primary developers of geothermal and industrial waste heat electric power in the United States. We intend to leverage our technology platform and power plant development skills to establish tax credit monetization payment streams from incentives available to renewable power plant projects. We believe we are well positioned for entry into this market.

We are considering two potential applications for our heat transfer technologies:

•

Geothermal Power – Geothermal power plants use underground steam or hot water from wells drilled deep into the earth. The steam or hot water is piped up from the well to drive a steam turbine directly or through the use of a working fluid, which powers an electric generator. Typically, the extracted hot fluid is returned to the ground to recharge the reservoir.

•

Waste Heat Bottom-Cycling – Many power plants and other industrial plants generate excess heat that is not utilized by the facility. In many cases, this waste heat represents a significant portion of the heat value generated by the plant. It is possible to partially recover this waste heat through bottom cycling to generate additional electricity. The ability to bottom-cycle power plants and industrial facilities affords the opportunity to generate additional electricity and take advantage of existing power generation and transmission infrastructure at a low incremental cost and no fuel cost or to use the additional electricity in the facility’s own operations, reducing its power needs from the grid.

In the United States, we expect to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by 24 states and the District of Columbia. Renewable Portfolio Standards (“RPS”) adopted by these states require that an increasing percentage of electricity supplied by utilities be derived from renewable energy sources. However, a change in legislation could reduce some of the current demand for renewable energy production.

The viability of geothermal resources depends upon such factors as the heat content in the geothermal reservoir, the useful life of the reservoir, and operation factors relating to the extraction of geothermal fluids. Such factors, together with the possibility that we may fail to secure commercially viable geothermal resources in the future, represent significant uncertainties our power systems operations.

The federal government currently encourages production of electricity from geothermal resources through certain tax incentives. We are permitted to claim in our consolidated federal tax returns either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or production tax credits of 2.0 cents (plus an inflation factor) per kilowatt hour of energy sold during the first ten years of a plant’s operation. Currently, production tax credits can only be claimed on new plants put into service by December 31, 2008. Congress has historically extended the renewable energy production tax credit before its expiration date and we believe that Congress will continue to extend the production tax credits into the future. However, there can be no assurances that future extensions will occur. Elimination of the production tax credit would significantly impair our ability to monetize and finance the construction of geothermal power plants.

For tax purposes, most of the construction cost of a power plant is depreciable as depreciation expense over five years on an accelerated basis. The fact that the deductions are accelerated means that most of the cost is deducted in the first few years rather than during the remainder of the useful life of the power plant. There are also other tax incentives that we believe are available to geothermal power plant operations.

We believe that we have the ability to transfer the value of these tax incentives when we are not in a position to use them directly. For instance, we believe the benefit of these incentives may be transferred by bringing in another company who can use them as a partner in the project. Additionally, other credits and environmental incentives exist that we may be able to sell or otherwise transfer for value to other parties. However, there can be no assurance that we will be able to successfully transfer the benefit of these tax incentives and other incentives.

Transportation Market

We continue marketing our SymetronTM enhanced alternator design to component manufacturers. We are seeking to enter licensing discussions with one or more additional potential customers during 2007 and 2008. However, we are dependent upon decisions made by others in the automotive market and have limited experience with licensing our technologies. Therefore, our ability to increase licensing revenues is uncertain.

Our P-50 ISA is designed for a commercial hybrid-electric automobile, and we believe it can be scaled up for truck and military vehicle drive systems applications. We are currently building prototypes of our P-50 motors and controllers and are procuring cost estimates for production quantities.

We have completed the initial development work on a larger ISA under our Cooperative Research and Development Agreement with the United States Army (“ARMY”) on the first task of a multi-year development proposal to create an AC Induction based ISA for a Military Humvee Hybrid Vehicle. We have been awarded a contract with ARINC Incorporated, (“ARINC”), for the follow-on tasks under this development proposal. We successfully completed the second payment milestone in September 2007. We expect to continue to successfully complete all milestones within the subcontracted time; however, unforeseen events or Army requested changes may result in delays in completing the subcontract.

Industrial Market

In 2006, we completed testing of our FLEXMODTM flexible, modular motor controller design with Advanced Energy under its STAC contract with the U.S. Department of Energy. Results obtained from dynamometer testing demonstrated that efficiency gains of up to 10% could be obtained by applying SymetronTM concepts to variable speed AC motor drive systems over varying speed and of load conditions for motors ranging from 5 to 50 horsepower. An independent final report quantifying the benefit potential of the technology was issued by Advanced Energy, Washington State University and the U.S. Department of Energy. Based upon the results, we intend to develop control software for commercial application in 2008. Although the test results are encouraging, the tests were conducted in a laboratory environment and we can give no assurance that similar efficiency gains will be achieved in commercial applications.

Sources of revenue

To date, our primary source of revenue has been from research and development subcontracts, administered through contractors with certain government agencies, in which we perform engineering design, development and testing activities to demonstrate that specific applications of our technologies are viable. We expect to continue generating modest revenues from research and development contracts as we continue developing our technologies for commercial applications.

We anticipate additional revenues will be generated in the future from transportation and industrial technology licenses and related royalty agreements, although we have not yet received revenue from our current license agreement. Once our technologies have become commercialized, we intend to market our technology licenses to additional companies in North America, Asia and Europe.

Licenses of our Symetron™ technology to potential customers will typically result from the entry of the potential customer into our Test Demonstration Program. Our Test Demonstration Program involves four phases described as follows: (1) Phase I Paper Test – an initial indication of engineered value to the customer which is provided through our computer modeling capabilities; (2) Phase II Install Test – a customer-specific demonstration of the SymetronTM advanced motor technology into a motor of the customer’s choosing; (3) Phase III System Test – an application-specific installation of our technology into the customer’s product; and (4) Phase IV License – an agreement whereby the customer will acquire specified rights to manufacture or use the SymetronTM advanced motor technology. Our intent is to continue developing relationships with current and potential customers and accelerate their progress through the Test Demonstration Program during 2007. As a result, we do not have an established licensing revenue stream and our revenues to date have not been significant.

As described above, we are also seeking to develop geothermal power plants on certain properties we have leased or in which we have otherwise acquired an interest. We believe that as we develop these and other properties, we will have the opportunity to generate revenue through various means, including electric power sales and fees paid by development partners who are in a position to benefit from available tax benefits. We believe that development of geothermal power plants will typically involve an alliance partner with specific power generation interests or a financial partner, both of which would have interests in the favorable tax attributes available to renewable energy projects. Through these alliance partners we intend to generate revenue streams by monetizing these tax attributes and licensing our technologies. Development of our power plants will likely take a year or much more depending on the project, technology and equipment we use. Specific projects or portions of a project may be sold prior to commissioning.

We also intend to generate revenue from the sale of electricity generated by the geothermal power plants we intend to develop. We expect these sales to be made pursuant to long-term power purchase agreements with electric utilities. Such revenue is subject to seasonal variations based upon electricity usage of the end-users. To date, the properties are still in the exploratory phase and have had limited evaluation for viability, generating capacity, or potential reserves.

Significant Expenses

Transportation and Industrial

Since inception, we have incurred significant costs to develop our technologies and to build brand recognition for the transportation and industrial markets. However, we have not yet generated revenues from our technology licensing activities. The principal expenses directly attributable to research and development are engineering salaries, equity based compensation, certain consulting contracts, operating costs of our testing facility, and purchases of motors and parts for testing. Direct costs attributable to a contract or subcontract are included in costs of sales.

Selling and administrative costs primarily consist of administrative salaries, equity based compensation to employees and non-employees, certain administrative consultants, legal and audit fees, and operating costs of our corporate headquarters.

Power Systems

We expect the principal expenses related to developing geothermal power plants, including costs for property acquisition, exploration, drilling, construction and operation will either be financed by an alliance partner or incurred by us. Expenses include salaries, equity based compensation, costs relating to third-party services, lease rentals and royalty payments, depletion and amortization for successfully implemented power plants, and other equipment and construction costs as deemed necessary to advance projects to completion. Lease acquisition costs, lease bonuses, certain legal fees, drilling costs, and construction costs are capitalized. These costs will be written off if the project is abandoned.

Geothermal heat transfer license royalties and other geothermal lease payments will be included in the costs of sales when the plant is placed into service.

Losses since inception

We have incurred significant losses since our inception. As of September 30, 2007, we had incurred an accumulated deficit and deficit accumulated after re-entry into the development stage of approximately $46.7 million on cumulative revenues of approximately $686,700. Our net losses before preferred stock dividends for the nine months ended September 30, 2007 and for the year ended December 31, 2006 totaled $11.2 million and $18.5 million, respectively.

During the nine months ended September 30, 2007, the monthly cash expenditure rate for operations increased to $0.9 million per month from approximately $0.7 million per month in the twelve months ended December 31, 2006. The higher spending rate reflects expenditures relating to geothermal power development, geothermal well field consulting and prospecting, increased insurance requirements, implementation of Sarbanes-Oxley Act of 2002 internal control documentation requirements, and increased employment levels. We may make more investments and pursue alliances that could increase our rate of cash outlay in the future.

As a company heavily involved in research and development and without an established revenue stream, we have made use of equity-based compensation in several instances to conserve cash. The three and nine months ended September 30, 2007 included non-cash equity-based compensation expenses to employees and service contractors of approximately $0.8 million and $3.9 million, respectively. Of the equity-based employee compensation for the nine months ended September 30, 2007, approximately $0.4 million is related to stock grants to employees, approximately $1.1 million for stock grants and options to service providers, and approximately $2.4 million is associated with the issuance of stock options to our employees.

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

Dividends

No dividends were paid relating to either common stock or preferred stock during the fiscal year 2006 or the nine months ended September 30, 2007. We do not expect to pay dividends on our common stock in the near future.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$49,887	$9,870	$202,212	$78,015

Operating expense
Cost of sales	49,887	129,430	543,679	393,561
General and administrative	1,920,526	4,743,956	7,353,982	11,382,589
Power project development	708,010	—	1,572,271	—
Research and development	939,839	1,286,338	2,521,610	2,951,081

Total operating expenses	3,618,262	6,159,724	11,991,542	14,727,231

Operating loss	(3,568,375)	(6,149,854)	(11,789,330)	(14,649,216)
Interest income	195,856	231,751	597,385	670,262
Loss on the sale of securities	—	—	—	(8,512)
Series B warrant registration costs	—	—	(31,159)	—

Loss before income taxes	(3,372,519)	(5,918,103)	(11,223,104)	(13,987,466)
Income tax benefit (expense)	—	—	—	—

Net loss applicable to common stockholders	$(3,372,519)	$(5,918,103)	$(11,223,104)	$(13,987,466)

Comparison of Three Months Ended September 30, 2007 and 2006

Revenue

During the three months ended September 30, 2007, we recognized revenue totaling $49,887. Revenue increased over the prior year as a result of completing our second performance milestone of the ARINC subcontract for the Army that began in October 2006. We recognized revenue totaling $9,870 for the three months ended September 30, 2006 as a result of our subcontract with Advanced Energy, which was completed in 2006. These subcontracts are accounted for on a percentage-of-completion basis.

Operating expenses

Cost of sales. We reported cost of sales for the three months ended September 30, 2007 and 2006 totaling $49,887 and $129,430, respectively. Cost of sales includes the direct labor, materials and overhead expenses required to perform the work on our subcontracts with Advanced Energy and the Army. The decrease from the prior year period is primarily related to additional resources required to complete our subcontract with Advanced Energy in 2006.

General and administrative. General and administrative expenses include expenses related to our marketing, sales, accounting, legal, investor relations, human resources, and other administrative functions. Any expenses previously deferred as part of our previously anticipated business combination were expensed when the combination became no longer likely to occur.

General and administrative expense decreased from approximately $4.7 million for the three months ended September 30, 2006 to approximately $1.9 million for the three months ended September 30, 2007. The three months ended September 30, 2007 and 2006 included equity-based non-cash employee compensation expense of approximately $0.5 million and $2.3 million, respectively. Equity-based non-cash compensation to service providers also decreased $1.3 million due to prior year fees arising from the prior year terminated merger with our former merger candidate. Other employment related costs increased by approximately $0.1 million from the third quarter of 2006. This increase reflects higher salaries and employment levels. Professional service expenses increased by approximately $0.1 million in the three months ended September 30, 2007 compared to the same period in 2006 primarily due to advisory fees to a service provider relating to our exercise of the call provision contained in the March 2007 warrants.

Power project development. Power project development expenses primarily include professional services for mapping, environmental and geological studies, and other prospecting costs related to the exploration for geothermal power resources. Power project development expenses prior to 2007 were considered immaterial and included in the general and administrative costs.

Power project development expenses during the three months ended September 30, 2007 totaled $0.7 million. Equity-based non-cash employee compensation totaled $0.1 million. Employment related costs for power project development employees totaled $0.3 million and professional services relating to geological consulting totaled $0.3 million.

Research and development. All research and development expenditures are recognized and expensed in the period in which they occur. Total engineering expenses are split between cost of sales and research and development based on the engineering time and expenses by project and the material expense incurred during the quarter.

Research and Development expenses decreased from $1.3 million for the three months ended September 30, 2006 to approximately $0.9 for the three months ended September 30, 2007. The three months ended September 30, 2007 and 2006 included equity-based non-cash employee compensation expense of approximately $0.5 million and $0.2 million, respectively. Other employment related costs decreased by approximately $0.2 million from the third quarter of 2006 primarily due to lower levels of employment.

Interest and other income. Interest income for the three months ended September 30, 2007 remained relatively flat at approximately $0.2 million which was comparable to the same period in the prior year.

Comparison of Nine Months Ended September 30, 2007 and 2006

Revenue

During the nine months ended September 30, 2007, we recognized revenue totaling $202,212. Revenue increased over the prior year as a result of progress towards completion of our ARINC subcontract that began in October 2006. We recognized revenue totaling $78,015 for the nine months ended September 30, 2006 as a result of our subcontract with Advanced Energy, which was completed in 2006. These subcontracts are accounted for on a percentage-of-completion basis.

Operating expenses

Cost of sales. We reported cost of sales for the nine months ended September 30, 2007 and 2006 totaling $543,679 and $393,561, respectively. Cost of sales includes the direct labor, materials and overhead expenses required to perform the work on our subcontracts with Advanced Energy and the U.S. Army. The increase over the prior year period was a $342,000 loss during the first quarter of 2007 resulting from anticipated budget overruns to complete the ARINC subcontract objectives.

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

General and administrative expense decreased from approximately $11.4 million for the nine months ended September 30, 2006 to approximately $7.4 million for the nine months ended September 30, 2007. The nine months ended September 30, 2007 and 2006 included equity-based non-cash employee compensation expense of approximately $2.0 million and $5.7 million, respectively. Equity-based non-cash service provider compensation decreased by approximately $0.4 million compared to the same period in 2006 due to the granting of fewer shares of common stock in the 2007. Shares granted in the 2006 period included shares granted to a service provider engaged to perform financial advisory services that were not performed in 2007. Other employment related costs increased by approximately $0.2 million over the same prior year period. This increase reflects higher salaries and employment levels. Professional service expenses decreased by approximately $0.4 million in the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to a reduction of legal fees. The higher legal fees in the 2006 period were due primarily to a terminated merger agreement with a former merger candidate. Office expenses increased by approximately $0.1 million during the nine months ended September 30, 2007 over the same prior year period due to the general increase in employment levels.

Power project developments. Power project development expenses primarily include professional services for mapping, environmental and geological studies, and other prospecting costs related to the exploration for geothermal power resources. Power project development expenses prior to 2007 were considered immaterial and included in the general and administrative costs.

Power project development expenses during the nine months ended September 30, 2007 totaled $1.6 million. Equity-based non-cash employee and contractor compensation totaled $0.3 million. Employment related costs for power project development employees totaled $0.6 million and professional services relating to geological consulting totaled $0.7 million.

Research and development. All research and development expenditures are recognized and expensed in the period in which they occur. Total engineering expenses are split between cost of sales and research and development based on the engineering time and expenses by project and the material expense incurred during the quarter.

Research and Development expense decreased to $2.5 million during the nine months ended September 30, 2007 from $3.0 million for the nine months ended September 30, 2006. Equity based employee compensation decreased by approximately $0.6 million for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease resulted from the timing of issuing share grants to research and development employees. Other employment related costs decreased by approximately $0.1 million from the same prior year period. This decrease reflects lower employment levels. Material purchases for testing increased by $0.2 million over the same prior year period primarily due to anticipated testing requirements related to our ARINC subcontract and finalizing our Symetron license agreement.

Interest and other income. Interest income for the nine months ended September 30, 2007 decreased slightly from the prior year period from $0.7 million to approximately $0.6 million. The decrease is primarily due to higher average monthly cash balances in prior year.

Liquidity and Capital Resources

Cash and Cash Equivalents	September 30, 2007	December 31, 2006
Cash	$327,429	$157,746
Certificate of Deposit (unrestricted portion)	300,000	—
Money Market Account	13,897,410	3,193,822

Total	$14,524,839	$3,351,568

The preparation of our consolidated financial statements is on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As discussed above, as of September 30, 2007, we had cash and cash equivalents on hand of $14.5 million. Cash used in operations totaled approximately $5.1 million for the nine months ended September 30, 2007 and the accumulated deficit and deficit accumulated after re-entry into development stage totaled $46.7 million. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan to increase revenues and ultimately achieve profitable operations.

To date, we have financed our operations principally through the sale of equity and equity related securities. We have incurred losses since inception and we are not operating at cash flow breakeven. Our current cash balance is not sufficient to execute our business plan or to satisfy our cash requirements for the next twelve months.

The execution of our business plan and the funding of our capital expenditures are dependent on our ability to obtain additional financing for our activities, including power plant development. In addition, the availability of such financing will affect the timing, pace, scope and amount of our capital expenditures. We believe we will be able to finance our activities through monetizing tax benefits, debt or equity financing, project financing, or a combination of these sources. There can be no assurance, however, that we will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations.

We have entered into a series of purchase and service agreements whereby a vendor has agreed to provide certain products and services to us. During the nine months ended September 30, 2007, we made payments to this vendor in relation to these products and services, and we are obligated to pay the vendor up to $25.4 million on or before September 30, 2008.

Our strategy for obtaining the necessary capital to fund the development of geothermal power plants is to develop strategic alliances with partners who are in a position to take advantage of certain tax benefits associated with the geothermal power plants we intend to develop. We believe that with the tax incentives available for such projects and the favorable economic environment for renewable energy, subject to obtaining adequate financing from our alliance partners or other sources, it will be possible to develop geothermal projects that are economically feasible. Although we believe that we will successfully implement our business plan, management cannot give any assurances that we will be able to obtain financing on favorable terms or at all.

We also intend to expand our revenue base through implementing our strategy to develop geothermal and bottom-cycling electric power generation projects. We intend to obtain revenues from these projects through power sales and payments from our partners in these projects that are in a position to benefit from the favorable tax attributes available to these projects.

Operating Activities. Cash consumed by operating activities for the nine months ended September 30, 2007 consisted primarily of a net loss of approximately $11.2 million, adjusted for approximately $3.9 million of stock-based compensation and stock issued for services. Interest receivable at September 30, 2007 decreased by approximately $0.4 million compared to September 30, 2006 as a result of collection of the note receivable in full from a former merger candidate. Accrued liabilities increased $1.9 million for the first nine months of 2007 due to the timing of payments for certain professional services contracts relating to well field development. Other current assets at September 30, 2007 increased $0.3 million compared to September 30, 2006 due to increased prepaid software maintenance, directors and officers’ insurance coverage and certain deposits to build research and development prototypes.

Cash consumed by operating activities in the nine months ended September 30, 2006 consisted primarily of a net loss of approximately $14.0 million, adjusted for approximately $8.2 million of stock-based compensation and stock issued for services. Accounts receivable increased $0.1 million in the first nine months of 2006 due to the timing of billing for the Advanced Energy subcontract and accrued liabilities decreased $0.8 million in the first nine months of 2006 due to the timing of payments for certain professional services contracts. Approximately $0.8 million of cash expenditures during the first nine months of 2006 were related to an unsuccessful acquisition, and were consequently reclassified from an investing activity to an operating activity.

Due to our research and development activities, since inception we have incurred substantial losses and we are not operating at cash breakeven. Our continuation as a going concern is dependent on efforts to increase revenues, reduce expenses, finance development projects, and ultimately achieve profitable operations. If substantial losses continue, liquidity concerns may require us to curtail operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. However, cash in our money market account is currently invested with AIM Funds earning 5.15 percent interest. Cash in our money market account totaled $13.9 million at September 30, 2007. Cash from our checking account totaled $0.3 million at September 30, 2007. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 4.69 percent per annum.

Investing activities provided approximately $2.3 million of cash in the nine months ended September 30, 2007, reflecting collection in full of a promissory note receivable of approximately $5.5 million and a change in the status of $0.3 million of a certificate of deposit from restricted to unrestricted. We have made deposits of $3.7 million towards the purchase of turbines to generate electricity from geothermal resources and toward certain bonding requirements. We have also made deposits of $0.2 million toward the purchase of certain testing equipment. We have purchased certain equipment for development of a well field in Nevada totaling $2.5 million. We also acquired leases for unproved geothermal properties totaling $0.9 million and made a down payment towards the purchase of a potential acquisition candidate totaling $0.5 million. Additionally, we spent approximately $0.3 million on equipment and fees relating to filings for patents and trademarks.

Investing activities consumed approximately $6.4 million of cash during the nine months ended September 30, 2006. We loaned a potential merger partner $5.5 million and entered into a promissory note receivable that paid interest at a rate of 10% per annum. Expenditures of approximately $0.8 million in 2006 were related to our unsuccessful acquisition, and were consequently reflected as an investing activity rather than an operating activity. We received cash from the sale of low risk short-term instruments totaling $0.5 million during the nine months ended September 30, 2006. Additionally, we spent approximately $0.5 million on equipment and fees relating to filings for patents and trademarks.

Financing Activities. Financing activities provided approximately $18.5 million and $0.2 million of cash in the nine months ended September 30, 2007 and 2006, respectively. Financing activity in the nine months ended September 30, 2007 provided approximately $0.3 million from the exercises of options to purchase shares of our common stock. We also closed our private equity placement on March 30, 2007, which provided approximately $11.9 million in net proceeds. The March 30, 2007 private placement included 1,037,012 stock warrants. The warrants contained a call provision that allowed us, under certain circumstances, to call the warrants if the closing market price of our common stock was above $9.075 for twenty (20) consecutive trading days. On August 9, 2007, our common stock price closed above $9.075 for the twentieth consecutive trading day. Therefore, on August 9, 2007 we exercised the call provision to require the warrant holders to either exercise their warrants or allow us to cancel their warrants. During August 2007, the warrant holders exercised all 1,037,012 outstanding warrants at the exercise price of $6.05 per share and received an equal number of shares of unrestricted common stock. Proceeds received from these warrant exercises and exercises of previous warrants totaled $6.4 million. Financing activity in the nine months ended September 30, 2006 provided approximately $0.2 million from the exercises of options to purchase shares of our common stock.

As of September 30, 2007, we had stockholders’ equity of approximately $22.4 million and approximately $14.5 million in cash and cash equivalents. We are pursuing various financing alternatives to meet our projected capital needs associated with developing our future geothermal power plant projects. We intend to raise capital through the monetization of tax benefits associated with building and operating these power plants and through other financing arrangements which may include debt- or equity-related structures. Although we believe these arrangements are viable options, there can be no assurance that we will be successful in structuring arrangements that are attractive to potential tax monetizers or other investors.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had the following off-balance sheet arrangements as defined by item 303(a)(4)(II) of Securities and Exchange Commission (“SEC”) Regulation S-K.

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

On June 18, 2007, we entered into a 10-year geothermal lease agreement to obtain the exclusive right to drill for, extract, produce, remove, utilize, sell and dispose of all forms of thermal energy on the same property we previously leased on December 22, 2006 in Nevada. This lease was necessary to more fully secure our interest in the property. As part of the consideration for the geothermal lease agreement, we committed to grant 25,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. During the third quarter of 2007, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” and, accordingly has not recognized equity compensation relating to the contingent shares during the third quarter of 2007.

On May 24, 2007, we entered into a geothermal project alliance agreement whereby the service provider agreed to provide engineering advice to us relating to geothermal drilling and geothermal power plant construction. As part of the consideration for the agreement, we committed to grant 5,000 shares of common stock upon issuance of a certificate of completion with respect to each of the first three specific projects. During the third quarter of 2007, management assessed the likelihood of completing the contingent requirements for each of the three specific projects and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies”. Accordingly, we have not recognized equity compensation relating to the contingent shares during the third quarter of 2007.

On May 31, 2007, the Compensation Committee agreed to grant to a key geothermal executive a total of 50,000 options to purchase shares of our common stock that will contingently vest upon successfully placing each of the first three geothermal power plants in service. One third of the shares contingently granted will vest upon successful placement of each geothermal power plant in service. Failure to successfully place any of the first three geothermal power plants into service will result in the forfeiture of the unvested contingent options specifically pro rated toward that geothermal power plant. During the third quarter of 2007, management assessed the likelihood of completing the contingent requirements for each of the specific projects and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies”. Accordingly, we have not recognized equity compensation relating to the contingent shares during the third quarter of 2007.

On September 6, 2007, we granted to a key transportation and industrial executive a total of 50,000 options to purchase shares of our common stock that will contingently vest upon third-party validation of the commercial viability of certain technology developed by the executive. Failure to successfully commercialize the technology will result in the forfeiture of the unvested contingent options. Management has assessed the likelihood of completing the contingent requirements as “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies”. Accordingly, we have not recognized equity compensation relating to the contingent shares during the third quarter of 2007.

On September 27, 2007, we entered into a letter agreement (the “Letter Agreement”) with the members of GeoLectric Power Company NM, LLC (“GeoLectric”), providing for the purchase of GeoLectric and its wholly-owned subsidiary, Lightening Dock Geothermal, Inc. GeoLectric has no other material assets or operations other than the geothermal leases with the BLM on approximately 2,500 acres of property and an existing 7,000 foot geothermal well with an established production history at temperatures and flow rates believed to be suited for power generation. The Letter Agreement also provides both geothermal and surface access on related properties.

Upon completion of the purchase of GeoLectric, we will pay another $1,500,000 in addition to the initial cash payment of $500,000 to the members of GeoLectric.

Under the terms of the purchase and the Letter Agreement, we also agreed to make payments to the members of GeoLectric of (a) $750,000 upon the earlier of December 15, 2007 or the completion of certain conditions with respect to the geothermal well, (b) $1,000,000 upon the earlier of December 31, 2007 or the execution of a power purchase agreement or other mutually acceptable event, and (c) $950,000 upon the earlier of December 31, 2008 or the commercial operation date of a facility on GeoLectric’s property.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our condensed consolidated financial statements. We also have ongoing employment commitments.

We lease our corporate office located at 5152 North Edgewood Drive, Suite 375, Provo. The corporate office has approximately 7,600 square feet of office space with monthly rent of approximately $13,600. The lease expires on August 31, 2011. On August 15, 2007, we entered into a sublease to expand our corporate offices by approximately 3,800 additional square feet with a monthly rent of $6,000. The sublease expires on July 31, 2008.

On June 1, 2006, we also expanded our testing facility in Utah County, Utah from 6,000 to 12,000 square feet and monthly rent increased from approximately $2,700 to $6,050. The testing facility lease expires on June 1, 2009. We expect that these leases will be renewed or that alternative spaces will be obtained. The facilities are well maintained and in good condition.

Our wholly-owned subsidiary has entered into eleven geothermal lease agreements in Nevada. Pursuant to these lease agreements, we obtained the right to develop and construct geothermal power plants on properties consisting of approximately 27,955 acres. We also have rights to pursue similar projects on 3.0 million additional acres of land with respect to which one of the land owners may have geothermal rights. The initial lease term of six of these leases is 50 years, subject to extension for another 50 years as long as we are actively pursuing or generating resources from the leased lands. The initial term of five of the leases is 10 years, subject to extension for so long as the lessee is extracting or drilling, for geothermal resources. According to six of the eleven geothermal lease agreements, we, at our sole discretion, may surrender portions of the land or the land in its entirety that we do not intend to utilize thereby reducing the rent obligation.

As part of the consideration for one of the Nevada geothermal leases, we have agreed to pay approximately $42,000 per year in rent beginning in year two of the lease which commences in December 2007. This payment obligation continues throughout the lease term as an advance against royalties, and certain royalties on the sale of any geothermal resources produced from the leased lands. As part of consideration for four of our 10-year geothermal lease agreements in Nevada with the BLM, we have agreed to pay approximately $46,000 per year in rent beginning in year two which continues until year ten of the lease.

Through our wholly-owned subsidiary, we entered into 35 geothermal lease agreements for certain properties in eight counties in Utah. Under these lease agreements, we obtained the right to begin development and construction of geothermal power plants. The initial lease term for the Utah properties is 10 years, subject to certain extension provisions.

As part of the consideration for our geothermal lease agreements in the State of Utah, we have agreed to pay a cumulative total of approximately $68,300 per year in rent beginning in year two of the respective lease agreements. The payment obligations continue throughout the lease terms.

We have entered into a series of purchase and service agreements whereby a certain vendor has agreed to provide certain products and services to us. During the nine months ended September 30, 2007, we made payments to this vendor in relation to these products and services. We entered into the second purchase agreement on July 31, 2007. As of September 30, 2007, we are obligated to pay the vendor approximately $31.9 million over the next five years as included in the table below.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases and our executed purchase obligations as of September 30, 2007.

	Total	Less than 1 year	1 to 3 years	4 to 5 years
Operating Leases Obligations	$1,435,837	$78,449	$1,009,573	$347,815
Purchase Obligations	$31,888,125	$10,580,625	$18,067,500	$3,240,000

Total	$33,323,962	$10,659,074	$19,077,073	$3,587,815

During the first quarter of 2005, we pledged a $400,000 certificate of deposit as collateral to secure a corporate credit card program to facilitate employee travel and certain purchases necessary for our business operations. Effective March 9, 2007, we reduced the number of credit cards available under our corporate credit card program. This action reduced our pledged amount on the same certificate of deposit to $150,000 and reduced the restricted cash balance in favor of our operating cash balance by $250,000. On April 27, 2007, our pledged amount on the certificate of deposit was further reduced to $100,000. As of September 30, 2007, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

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

As of September 30, 2007, we had approximately $14.5 million in cash and equivalents that are invested primarily in money market accounts until needed for operating and other activities. Current money market rates are approximately 5.15%. If interest rates decline by 1%, the amount of interest earned on our money market balances would be approximately $145,000 lower over a twelve month period.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

We continued to formalize documentation and perform testing of our financial processes during the period covered by this Quarterly Report on Form 10-Q. Our former chief financial officer resigned effective December 4, 2006 and was not replaced by our current chief financial officer until January 8, 2007. During that time, we implemented certain measures, such as requiring executive level approval for items previously approved by the chief financial officer, to ensure that the system of internal control remained effective. No other change in our internal control over financial reporting occurred during the nine months ending September 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses, including a net loss of approximately $11.2 million for the nine months ended September 30, 2007. As a result of ongoing operating losses, we had an accumulated deficit and deficit after re-entry into development stage of approximately $46.7 million on cumulative revenues of approximately $0.7 million as of September 30, 2007. Our losses have resulted primarily from the extensive research and development, power systems, and general and administrative expenses associated with our operations. We expect to incur additional losses for at least the next few quarters. We may be unable to successfully develop new technology or products, and any technology or any products we develop may not be commercially viable. We expect to incur additional substantial operating losses as a result of increases in expenses for research and product development, power systems and selling, general and administrative costs. In addition, we continue to incur significant expenses to comply with our obligations as a public company. We may never achieve profitability. We will need additional funding for our operations and funding may not be available to us on commercially reasonable terms, or at all. Our ability to achieve profitability will depend upon many factors, including our ability to:

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

On September 30, 2007, we had cash and cash equivalents on hand of $14.5 million. Cash used in operations was approximately $7.9 million for the year ended December 31, 2006 and $5.1 million for the nine months ended September 30, 2007.

If we are unable to generate revenue or raise additional capital when needed, we will be forced to reduce expenditures to continue as a going concern. Raising additional capital could have a dilutive effect on or otherwise affect existing shareholders, as described in more detail below. Reduction of expenditures could have a negative impact on our business as it may slow our development activities, reduce research and development of our products, sales and marketing activities, and other areas that we believe are essential to our ultimate success.

The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the successful commercial licensing of our technologies. Given our current business strategy, regardless of whether the timing of our development and commercialization of licensing our technologies is favorable, we will need to raise additional capital to build our geothermal power plants, further develop and market our SymetronTM technology, to develop our power projects, and to continue operations.

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

If we are unable to successfully utilize our heat-transfer technology and we are unable to acquire sufficient access to comparable technology, it could harm our business, prospects, financial condition and results of operation.

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

A substantial portion of our revenue to date has come from two government sponsored development contracts. Our FLEXMODTM technology packaging contract with Advanced Energy, funded by the Department of Energy, through the State Technologies Advancement Collaborative (STAC), was completed in the third quarter of 2006 and provided approximately $315,000 in revenue throughout 2006. Our SymetronTM enhanced ISA subcontract with ARINC, funded by the U.S. Army, resulted in revenue totaling $44,717 during fiscal 2006 and $202,212 during the nine months ended September 30, 2007.

One of our near-term strategies for our transportation and industrial technology segment includes research and development funding opportunities from military and government programs. If we cannot successfully obtain research and development funding from military and government programs, or meet deadlines imposed under those programs, we may have less funding which could make it more difficult to sustain our long-term licensing strategy, our stock price could decline and we may be unable to continue operating or would be required to develop a new near-term business strategy.

The market price for our common stock has experienced significant price and volume volatility in recent periods and is likely to continue to experience significant volatility in the future. Such volatility may cause investors to experience dramatic declines in our stock price from time to time, may impair our ability to raise additional capital and may otherwise harm our business.

The closing price of our common stock has fluctuated from a low of $7.12 per share to a high of $15.35 per share during the three months ended September 30, 2007 and from a low of $4.89 per share to a high of $15.35 for the nine months ended September 30, 2007. Our stock price has in the past and is likely in the future to experience significant volatility as a result of numerous factors, many of which are outside of our control, including, but not limited to the following:

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

We believe our future success will depend to a significant extent on the continued service of our executive officers and other key personnel. Of particular importance to our continued operations are our executive management and technical staff. We do not have key person life insurance for any of our executive officers, technical staff or other employees. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Since December 31, 2005, five officers have resigned; the former President, the former Chief Technical Officer, the former Vice President of Marketing, the former Vice President, General Counsel and Secretary, and the former Chief Financial Officer. As of October 2007, we have filled the President, Chief Financial Officer and General Counsel positions.

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

Our geothermal power business utilizes water heated from magma deep in the Earth. We cannot be certain that these hot water resources will remain adequate for the life of the power plants. The loss of adequate geothermal resources is possible and could result in our inability to perform under the power purchase agreement for the affected project, which in turn could increase our net loss and materially and adversely affect our business, financial condition, future results and cash flow. If we suffer a degradation in our geothermal resources, our business interruption, property damage and other insurance coverage may not be adequate to cover all losses sustained as a result thereof.

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

Our power generation projects will be required to comply with numerous federal, regional, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for construction and/or operation. Environmental permits and governmental approvals typically contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. If we fail to satisfy these conditions or comply with these restrictions, or with any statutory or regulatory environmental standards, we may become subject to regulatory enforcement action and the operation of the projects could be adversely affected or be subject to fines, penalties or additional costs.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. If our officers, directors or employees sell shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 28.4 million shares were free of restrictive legend as of September 30, 2007, an increase from approximately 19.4 million at December 31, 2006. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits.

Exhibit Number	Description of Document
10.10	Offer to Lease and Lease for Geothermal Resources, effective September 1, 2007, between Raser Power Systems LLC and the BLM (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 7, 2007 (File No. 001-32661))

10.11	Fourth Amended Restricted Stock Grant dated September 4, 2007, between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 7, 2007 (File No. 001-32661))

10.12*†	Letter Agreement dated September 27, 2007, between Raser Technologies, Inc., and GeoLectric Power Company NM, LLC

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	To be filed herewith.
†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC. (Registrant)

November 9, 2007	/s/ Brent M. Cook
(Date)	Brent M. Cook,
Chief Executive Officer
(Authorized Signatory)

November 9, 2007	/s/ Martin F. Petersen
(Date)	Martin F. Petersen,
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.10	Offer to Lease and Lease for Geothermal Resources, effective September 1, 2007, between Raser Power Systems LLC and the BLM (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 7, 2007 (File No. 001-32661))

10.11	Fourth Amended Restricted Stock Grant dated September 4, 2007, between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 7, 2007 (File No. 001-32661))

10.12*†	Letter Agreement dated September 27, 2007, between Raser Technologies, Inc., and GeoLectric Power Company NM, LLC

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	To be filed herewith.
†	Confidential treatment has been requested for portions of this exhibit.