Form 10-K
period 2007-12-31
RASER TECHNOLOGIES INC
filed 2008-03-11
CIK 1103078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-32661

RASER TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0638510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5152 North Edgewood Drive, Suite 375, Provo, UT	84604
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 765-1200

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	NYSE Arca

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 (the “Securities Act”):    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

  (Do not check if a smaller

  reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing of the issuer’s common stock on June 30, 2007 as reported on NYSE Arca, was approximately $237 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of registrant’s common stock as of March 7, 2008 was 56,057,153 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2008 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions or dispositions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Item 1A. Risk Factors” and elsewhere in this report.

ITEM 1.	Business.

Unless the context requires otherwise, all references in this annual report to “Raser,” “the Company,” “we,” “us,” “our company,” “Raser Technologies” or “our” refer to Raser Technologies, Inc. and its consolidated subsidiaries.

Overview

We are an environmentally focused geothermal power development and technology licensing company. We operate in two business segments: Power Systems and Transportation and Industrial Technology. Our Power Systems segment is seeking to develop clean, renewable geothermal electric power plants and bottom-cycling operations. Our Transportation and Industrial Technology segment focuses on using our Symetron™ technology to improve the efficiency of electric motors and related components. Through these two business segments, we are employing a “Well to Wheels” strategy in an effort to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our “Well to Wheels” strategy, we aim to become both a producer of clean, geothermal electric power as well as a provider of technologies that improve the efficiency of electric motors used in hybrid electric vehicles and other applications.

Our Power Systems segment is currently in the development stage of drilling wells to further develop viable geothermal resources. In addition to developing our geothermal resources, we are in the process of completing other steps necessary to enable us to finance, construct and operate geothermal power plants. We obtained a commitment letter that sets forth general terms and conditions relating to the structuring and financing of up to 155 Megawatts (“MW”) of geothermal power plants and includes a financing commitment with respect to a 10.5 MW plant we intend to develop in Nevada, subject to certain conditions. We have also entered into purchase agreements with a manufacturer of turbines that we intend to use in the construction of geothermal power plants. We are also in negotiations for several power purchase agreements with investor owned utilities and municipalities. Among these, on March 10, 2008, we submitted signed power purchase agreements for two of our future plants totaling 22 MW for approval by the city council of a California municipality. The city council is expected to consider these power purchase agreements for final approval at a meeting to be held during the first quarter of 2008. We intend to complete the remaining steps necessary to commence construction of multiple geothermal power plants as quickly as possible. However, the timing of construction, as well as the specific sites we choose to develop and construct, will depend on a number of factors, including drilling results, permitting and our ability to obtain adequate financing.

Our Transportation and Industrial Technology segment continues to focus on commercializing our Symetron™ electric motor, generator and drive technologies and our series plug-in hybrid vehicle (“PHEV”) technologies. During 2007, we completed several milestones pursuant to our subcontract with ARINC Incorporated (“ARINC”), which relates to the development of an integrated starter alternator for potential use in a military HMMWV hybrid vehicle. During 2007 and early 2008, we also entered into several other agreements and collaborative arrangements with large manufacturers to explore additional potential applications of our Symetron™ technologies. We intend to continue to explore opportunities to commercialize our Symetron™ technologies.

Consistent with our limited operating history, we have generated limited revenues from operations. We anticipate that material revenue will not be generated from our Power Systems segment until the geothermal power plants we intend to develop are constructed and placed in service. To date, our primary source of revenue has been from research and development subcontracts administered through contractors for certain government agencies. Pursuant to these subcontracts, we perform engineering design, development and testing activities to demonstrate that specific applications of our technologies are viable.

Because we are in an early stage of development, there is limited historical information upon which an evaluation can be made regarding our business and prospects. We also have limited insight into how market and technology trends may affect our future business. The revenue and income potential of both of our business segments is unproven and the markets in which we expect to compete are very competitive and rapidly evolving. Our business and prospects should be considered in light of the risks, expenses, cash requirements, challenges and uncertainties that exist in a development stage company seeking to develop new technologies and products in competitive and rapidly evolving markets.

We have incurred substantial losses since inception and we are not operating at cash breakeven. Our continuation as a going concern is dependent on efforts to raise additional capital, increase revenues, reduce expenses, and ultimately achieve profitable operations. If substantial losses continue, or if we are unable to raise sufficient, additional capital on reasonable terms, liquidity concerns may require us to curtail operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to execute our plans and continue our operations.

We are incorporated in Delaware. We are the successor to Raser Technologies, Inc., a Utah corporation, which was formerly known as Wasatch Web Advisors, Inc. Wasatch Web Advisors acquired 100% of our predecessor corporation in a reverse acquisition transaction in October of 2003. Prior to that transaction, our predecessor corporation was a privately-held company.

Industry Overview

Our Power Systems segment is seeking to develop geothermal power plants. Geothermal energy is one of several clean, renewable energy sources that are part of the renewable energy industry. Our Transportation and Industrial Technology segment is focused on commercializing technologies that improve electric motors and related components. We are seeking to license these technologies to manufacturers of electric motors and industries that make extensive use of large electric motors.

The Renewable Energy Industry and Geothermal Energy

Growing global demand for power and concerns about global warming, sustainability and increased dependence on foreign energy sources have led to an increased emphasis on renewable energy. Renewable energy sources generally include: geothermal, solar, wind, biomass, fuel cells using renewable fuels, ocean wave, ocean thermal, and tidal current.

A number of states and the District of Columbia offer some form of regulation or financial incentive related to the increased use of renewable energy. Among the most wide-reaching regulations, currently adopted by 24 states and the District of Columbia, is the establishment of Renewable Portfolio Standards (“RPS”), which mandate that electrical utilities operating in a state obtain a minimum level of energy from renewable energy sources by a stated deadline. Eligible sources of renewable energy vary by state, but generally include geothermal and certain of the other sources described above. For example, California has one of the most ambitious RPS in the country. California is increasing their RPS each year to reach 20 percent by 2010, with a goal to achieve 33 percent by the end of 2020. In addition to the state regulations and financial incentives, the federal government also provides tax incentives to encourage the development of renewable energy sources.

The need for utilities to meet RPS requirements and the available state and federal incentives among other factors have led to a significant increase in the development of renewable energy projects based on a variety of energy sources. While geothermal is only one of several renewable energy sources, we believe geothermal projects offer several advantages over other types of renewable energy. Geothermal power plants can provide a reliable, continuous power supply in contrast to wind and solar sources that can only produce energy when an abundance of sun or wind is available. Intermittent resources such as wind and solar have to be “firmed” by arranging for power supply when the resource is not available. This adds to the cost of power for utilities. A continuous source of firm power is called base load energy. Geothermal plants, based on modern technologies, can provide base load power with virtually no harmful emissions. These factors make geothermal energy attractive to utilities and other purchasers of renewable energy.

Geothermal energy is derived from the natural heat of the earth. When water comes sufficiently close to hot or molten rock it is super heated. The heated water then ascends toward the surface of the earth where, if geological conditions are suitable for its commercial extraction, it can be extracted by drilling geothermal wells. Geothermal fluids cannot be transported economically over longer distances due to heat and pressure loss. Therefore, geothermal power plants must normally be located within approximately one to two miles of the geothermal production wells. The geothermal resource becomes a renewable source of energy as the withdrawn geothermal fluids are re-injected to replenish the geothermal resource and the well field is properly operated. Geothermal energy projects typically have slightly higher capital costs compared to fossil fuel-fired power plants. However, geothermal power plants tend to have significantly lower variable operating costs due primarily to the elimination of fuel expense.

Advances in heat transfer technology have made it possible to generate electricity from lower temperature sources of geothermal heat that were previously unusable for such purposes. Binary cycle technology can utilize water-based geothermal resources with temperatures ranging from approximately 200 to 350 degrees Fahrenheit. This heat transfer technology is a closed-loop system, in which the steam or water from the geothermal resource never comes into direct contact with the blades of the turbine generator. In a binary system, warm geothermal fluid is pumped to the surface and channeled into heat transfer equipment. The geothermal water is then used as a source to heat a “working fluid,” which then vaporizes to turn the turbine generator. After the heat transfer process is complete, the cooler water is returned to the ground through a re-injection well.

Geothermal power is currently only a small portion of the overall energy production in the United States, representing less than 1% of the total power produced. Recent studies by the National Renewable Energy Laboratory and the Massachusetts Institute of Technology suggest that geothermal energy can become a significant source of energy, growing to as much as 10% of the United States’ overall energy production.

Transportation and Other Industries

Many of the same concerns that have led to an increased focus on renewable energy have also led to an increased focus on energy efficiency and conservation. Manufacturers and users of generators, alternators, motors and adjustable-speed drive systems continue to seek improved operating efficiencies and higher power and torque outputs. Many large industries such as automotive, heating, ventilating and air conditioning (“HVAC”), public transportation, military and others use induction motors and drives as well as generators and alternators. Each of these industries is large and requires different specifications to meet their application requirements. AC induction motors, for example, are the workhorses of industry and are found throughout factories, buildings and residences. Power electronic drives are used to control the speed and performance of AC induction motors in order to save energy. With the cost of electrical energy continuing to rise, end-user demand for higher efficiency electric motors, generators and adjustable-speed motor-drive systems is steadily increasing. At the same time, in order to minimize power plant emissions and reduce electrical power demand, government agencies are increasingly mandating higher efficiency electric motor and motor-drive system standards.

Through internal and collaborative research and development, our Transportation and Industrial Technology segment has developed several innovations in electric motors, generators and their associated power electronic drives and controller technologies that allow for increased torque, power and efficiency. These SymetronTM technologies can be applied to industrial AC induction motors and drives, permanent magnet synchronous motors, AC generators and automotive alternators for use in industrial and transportation applications, hybrid-electric and electric vehicle propulsion systems, and other applications where the efficiency of electricity-to-motion or motion-to-electricity power conversions can be improved.

We believe our SymetronTM technologies are particularly well-suited for PHEV propulsion systems. PHEV systems are one of the new areas of focus among many auto companies for the next generation of hybrid vehicles. We are collaborating with other companies to develop a PHEV integrated master control hardware and software system and have developed our own electric vehicle propulsion system incorporating our SymetronTM technology. We have also entered into licensing and business cooperation agreements for the right to incorporate our SymetronTM technology into the production of AC motors and both 12-volt and 24-volt high output brushless claw-pole alternators, including our proprietary Intelligent Voltage Regulator (“IVR”).

Business Strategy

Our primary objectives are to be a leading developer of geothermal power plants and a leading developer and licensor of technologies that improve the performance of electric motors, generators, drives and related components. We believe the growing demand for clean, renewable energy sources and the increased emphasis on energy efficiency and conservation present significant growth opportunities for both of our business segments. We intend to pursue our objective through the following strategies:

Continue to Identify and Acquire Potential Geothermal Resources

We are actively identifying properties that have the potential to provide sufficient geothermal energy to operate geothermal power plants. We have accumulated geothermal interests in more than 200,000 acres of land plus additional rights on other lands, including properties in California, Nevada, New Mexico, Oregon, Utah and Washington. We believe we have aggregated one of the largest portfolios of potential geothermal resources in the country. We intend to continue to identify and acquire additional interests in properties with potential geothermal resources. Since binary cycle generation is most suitable for lower temperature resources, we intend to target properties with known geothermal anomalies with lower grade heat characteristics than those required for traditional geothermal power generating technologies. If heat resources are discovered that are greater than those most suitable for binary cycle technology, we intend to utilize traditional flash technology for power generation.

Focus on Development of Geothermal Power Plants

From the potential resources we acquire, we identify properties that we believe can be developed rapidly and efficiently, and we initiate efforts to develop power plants on such properties. In April 2007, we announced a goal to initiate the development of approximately 100 MW of potential geothermal power generation capacity per year for the following three years and 150 MW per year thereafter. During 2007, we initiated the development of approximately 55 MW of potential geothermal power generation capacity, which we believe is consistent with the pace of our goal. If we successfully maintain this pace, we expect that we will have initiated the development of approximately 400 MW of potential geothermal power generation capacity by the end of 2010. After 2010, we expect to initiate the development of approximately 150 MW per year, subject to adequate financing, the availability of adequate geothermal resources and renewable power demand.

Implement Rapid Deployment Strategy

Through our partnership with UTC Power (“UTCP”), a United Technologies Company, we are able to order and begin manufacturing the major components of a geothermal power plant before the well field development is completed. By using the modular units, we believe we can complete the construction of the power plants in twelve to eighteen months from the time we initiate the development of the project. A typical 10 MW geothermal power plant will use about 45 to 50 modular units that can be assembled in a working facility in a relatively short time frame compared to a traditional steam plant, which can require three years or longer to complete.

Finance the Development of Geothermal Power Plants

Sufficient financing to complete the development of each of our power plant projects is critical to the success of our strategy. On January 16, 2008, we, together with a wholly-owned subsidiary, entered into a commitment letter, which we refer to as the Commitment Letter, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, or Merrill Lynch. The Commitment Letter sets forth general terms relating to the structuring and financing of up to 155 MW of geothermal power plants to be developed by us, including a financing commitment from Merrill Lynch to provide non-recourse financing for the construction of a 10.5 MW geothermal power plant in Nye County, Nevada, subject to certain conditions. Because of the tax benefits available to geothermal power projects, the Commitment Letter contemplates that an interest in each project we finance under the Commitment Letter will be acquired by Merrill Lynch or a third party who is in a position to take advantage of those tax benefits. We refer to these potential financing parties as tax equity partners. We believe that tax equity partners represent an attractive opportunity to finance a significant portion of the costs associated with the geothermal power plants we intend to develop. However, under some structures, such as the structure agreed to with Merrill Lynch, we may incorporate other forms of financing in addition to the tax equity financing, including debt, equity and project financing.

Expand Power Systems Segment to Include Development of Waste Heat Recovery Facilities

We believe the technologies we intend to use in our geothermal power plants can also be used to generate electricity from waste heat associated with certain industrial operations. We intend to explore opportunities to expand our Power Systems segment to include the development of facilities that utilize waste heat to generate electricity. We believe there are a number of companies that could benefit from these waste heat recovery facilities, including cement plants, conventional power plants, steel mills, and others, which would serve to reduce their overall long-term energy costs.

Continue Efforts to License Symetron™ Technologies

We intend to continue our efforts to commercialize the technologies developed by our Transportation and Industrial Technology segment. We believe our Symetron™ technologies can be applied to industrial AC motors, generators and drives, as well as automotive electric powertrains, alternators and integrated starter alternators.

We believe these technologies are particularly suited for use in industrial and transportation applications, hybrid-electric and electric vehicle propulsion systems, and other applications where the improvement in efficiency and power torque density of electricity-to-motion or motion-to-electricity power conversions provides a competitive advantage. We believe that manufacturers of electric motors and industries that make extensive use of electric motors and drives can utilize our Symetron™ technology to improve the efficiency of electric motors, generators and related power electronic adjustable-speed drive systems without a significant increase in their manufacturing costs. To date, we have entered into three Symetron™ licensing and cooperative development agreements to explore these types of applications of our technologies.

Pursue Acquisitions Opportunistically

We may explore opportunities to acquire technologies or resources that complement or enhance our existing asset base. In addition, we may pursue acquisitions that accelerate our plans to develop geothermal power plants.

Our Business Segments

Power Systems

We have secured geothermal interests in numerous properties that have the potential to provide sufficient geothermal energy to operate binary cycle and flash steam geothermal power plants. We have accumulated geothermal interests in more than 200,000 acres of land plus additional right on other lands, including properties in California, Nevada, New Mexico, Oregon, Utah and Washington. We intend to continue to identify and acquire interests in additional properties with potential geothermal resources. Binary cycle technologies offer a significant advantage over older geothermal technologies, because less heat is required to generate electricity. As a result, a larger number of properties exist with the potential to operate a binary cycle plant than properties for plants based on older technologies. Since binary cycle generation is most suitable for lower temperature resources, we intend to target properties with known geothermal anomalies with lower grade heat characteristics than those required for traditional geothermal power generating technologies. If heat resources are discovered that are greater than those most suitable for binary cycle technology, we intend to utilize traditional flash technology for power generation.

We have initiated development efforts on several properties in which we have acquired an interest. Our Commitment Letter with Merrill Lynch includes a financing commitment from Merrill Lynch for the construction and permanent financing phases of a 10.5 MW geothermal power plant on one of our properties in Nevada, subject to certain conditions, as described under “Financing” below. Other than certain excluded financings, the Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop. Other than certain excluded financings, Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55 MW of geothermal power plants we intend to develop. Subject to meeting the conditions set forth in the financing commitment or obtaining additional financing, we intend to develop geothermal power plants on other properties in which we have acquired an interest. The timing of construction, as well as the specific sites we choose to develop and construct, will depend on a number of factors, including drilling results, permitting and our ability to obtain adequate financing. Although our Commitment Letter includes a financing commitment with respect to a specific project in Nevada, our development efforts at this site may not progress as rapidly as our development efforts at other sites. As a result, we may seek to finance and construct geothermal power plants on other sites prior to the completion of construction at the Nevada site covered by the financing commitment included in the Commitment Letter. For additional information on our potential geothermal resources and our development plans, see “Our Potential Geothermal Resources” and “Development of Geothermal Power Plants” below.

If we are able to obtain sufficient financing and implement our plans to develop geothermal power plants, we expect to receive revenues from two primary sources. First, we expect to receive revenue through power purchase agreements with investor owned or municipal utilities from the sale of electrical power generated by the power plants. Second, we expect to receive revenue in the form of fees from our projects. We expect that tax equity partners who are in a position to benefit from the tax benefits associated with the geothermal power plants we plan to develop will make contributions to help fund our projects and related fee payments. We expect to split the power sales revenues and tax benefits with the tax equity partner in exchange for fees and other distributions.

During the first ten years of the life of a power plant, the tax equity partner would receive a larger percentage of the tax benefits in exchange for payments made to the operating entity. After the first ten years of operations, when most of the tax benefits have been exhausted, we would expect to receive most of the excess cash flows generated by the operating entity, while the tax equity partner would continue to receive a small percentage of excess cash flows. The exact terms of these arrangements, however, will depend on negotiations with individual tax equity partners and may vary from project to project. These techniques for tax equity financing have traditionally been applied to wind power projects, but we believe that they are applicable and available to geothermal power projects.

Transportation and Industrial Technology

Our Transportation and Industrial Technology segment focuses on innovations developed for AC electric motors, generators, power electronic drives and controllers, and series PHEVs. The electromagnetic machine and power electronic drive technologies are trademarked under the name “SymetronTM.” Our innovations in these areas allow for increased torque, power and efficiency. These technologies can be applied to AC induction, permanent-magnet synchronous, and hybrid reluctance electric motors, generators and power electronic drives, automotive alternators and integrated starter alternators. We believe these technologies are particularly suited for use in industrial and transportation applications, hybrid-electric and electric vehicle propulsion systems, and other applications where the efficiency of electricity-to-motion or motion-to-electricity power conversions can be improved.

In 2007, we signed a world-wide licensing agreement with Wilson Auto Electric to manufacture and sell high-output brushless truck and automotive alternators. We also entered into a collaborative arrangement with FEV, a large automotive parts and vehicle integration supplier, and a major automotive manufacturer to integrate our SymetronTM technology into a demonstration model full-size sports utility PHEV. This demonstration PHEV project was subsequently expanded to include the production of two additional demonstration vehicles to be built for Pacific Gas and Electric (“PG&E”). PG&E ordered the two vehicles with the intent to test and validate them for potential future use in their fleet. Additionally, in January 2008 we signed a business cooperation agreement with Hyundai Heavy Industries (“HHI”) relating to the potential manufacture and sale of AC induction motors, generators and drives incorporating SymetronTM technology for use in industries such as geothermal power generation, HVAC, refrigeration and other applications.

During 2008, our Transportation and Industrial Technology segment plans to focus primarily on developing the applications contemplated by the FEV and HHI agreements. We also intend to pursue other applications and additional licensing and cooperation agreements for use of our SymetronTM technologies.

Our Potential Geothermal Resources

We have acquired interests in more than 200,000 acres in six western states in the United States that have the potential to provide sufficient geothermal energy to operate binary cycle geothermal power plants. We intend to continue to identify and acquire interests in additional properties with potential geothermal resources. We target properties with known geothermal anomalies with lower grade heat characteristics than that required for traditional geothermal power generating technologies, because we believe such properties are more likely to be suitable for binary cycle power generation. The properties we target must also be in close proximity to existing transmission lines so that a power plant may be connected to the power grid without unreasonable expense.

Typically, when we acquire an interest in a property with potential geothermal resources, we do so by entering into a geothermal lease with the owner of the property. Under the terms of the lease, the owner of the property grants us the right to explore and develop the geothermal resources on the property. These leases are generally long-term in nature and may be renewed at the expiration of the term. We generally pay upfront lease bonuses and annual delay rentals for the leases until a geothermal power plant is placed in service. If a plant is placed in service on a property, then we are obligated to pay royalties to the owner of the property on all power produced.

In addition to entering into long-term geothermal leases for properties with potential geothermal resources, we have acquired interests in many properties with wells that have been drilled on or in the vicinity of the properties. In addition, we have acquired interests in three properties where the geothermal resources have sustained established greenhouse operations. The acquisition of properties with established geothermal resources significantly reduces the exploration risk and the amount of development time that is required to place the geothermal power plant into operation. Therefore, we intend to continue to explore opportunities to acquire interests in properties with established geothermal resources and properties with operating wells. Properties with established geothermal resources usually cost more to acquire but the amount of time and capital for well field development is generally reduced.

Unless a property already contains an established geothermal well, we cannot be sure that an un-proved property will ultimately provide sufficient geothermal resource to operate a binary cycle geothermal power plant without drilling and other testing. To date, we have conducted drilling and testing on two of the properties in which we have acquired an interest. Preliminary readings of the wells indicate the existence of geothermal resources with water temperatures in the range that is required for binary cycle geothermal power production.

The costs associated with drilling and testing vary from property to property and can often be significant. Generally, drilling and testing must be at least partially completed before project-specific financing is available from tax equity partners or other third-parties. As a result, we must fund the costs associated with drilling, testing, and other up-front development activities from other funds available to us or by separately financing these activities.

For additional information on the property interests we have acquired, see “Item 2. Properties.”

Development of Geothermal Power Plants

Once we determine that an acquired property may have adequate geothermal resources to support a geothermal power plant, we initiate the development process for the plant by launching a number of activities concurrently. The development process begins by obtaining the necessary permits to drill, construct and operate a plant at the particular site. Once permits are obtained, we proceed in developing the geothermal well field.

While the geothermal well field is being developed, we also seek to secure one or more power purchase agreements, pursuant to which we would agree to sell the power generated by the plant to investor owned or municipal utilities or other power users interested in purchasing electricity generated from clean, renewable sources. During 2007, we were selected by several utilities to participate in their request for proposal (“RFP”) bid processes for power purchase agreements. We are currently in various stages of negotiations with these utilities and in bilateral negotiations with other power purchasers regarding agreements to purchase a total of 140 megawatts of power. On March 10, 2008, we submitted signed power purchase agreements for two of our future plants totaling 22 MW for approval by the city council of a California municipality. The city council is expected to consider these power purchase agreements for final approval at a meeting to be held during the first quarter of 2008. We expect to complete negotiations on the other agreements during 2008. Our power purchase agreements will likely have a term of 15 to 20 years and will generally provide for the sale of all of the power output from certain designated geothermal power plants we intend to develop. We have also entered into bilateral negotiations outside of a formal RFP bid process with other utilities and with private non-utility purchasers. We intend to continue to pursue other power purchase agreements for other power plants we intend to develop.

With sufficient development of the well field, we would typically seek funding for the remaining development of the plant pursuant to a specific financing commitment for the project. With the preliminary results from the wells, we can determine the economic terms associated with the power plant development and the subsequent sale of the power. Accordingly, once the development process reaches this stage, we believe that we should generally be able to obtain third party financing to complete the construction of a power plant. Other than certain excluded financings, our Commitment Letter with Merrill Lynch gives Merrill Lynch the exclusive right, but not the obligation, to finance our first 100 MW of projects.

We believe the use of modular generating units will significantly decrease the amount of time necessary to construct a plant. We believe we can begin generating power from modular-based plants in as little as 12 to 18 months from the time we initiate the development of a site. This compares favorably to the time necessary to construct a plant based on a conventional design and build schedule, which is often three years or longer.

In April 2007, we announced a goal to initiate the development of approximately 100 MW of potential geothermal power generation capacity per year for the following three years and 150 MW per year thereafter. During 2007, we initiated the development of approximately 55 MW of potential geothermal power generation capacity, which we believe is consistent with the pace of our goal. If we successfully maintain this pace, we expect that we will have initiated the development of approximately 400 MW of potential geothermal power generation capacity by the end of 2010. After 2010, we expect to initiate the development of approximately 150 MW per year, subject to adequate financing, the availability of adequate geothermal resources and renewable power demand.

To date, we have initiated the development of seven sites on which we intend to develop power plants with an expected aggregate generating capacity of approximately 70 to 75 MW. These sites are in various stages of development. We are in the final stages of securing power purchase agreements for five of these proposed projects. Our other sites under development are in various stages of permitting. We plan to complete well field development and seek funding for the construction of most of these sites during 2008 and 2009. The timing of construction, as well as the specific sites we choose to develop and construct, will depend on a number of factors, including drilling results, permitting and our ability to obtain adequate financing. Although our Commitment Letter includes a financing commitment with respect to a specific project in Nevada, our development efforts at this site may not progress as rapidly as our development efforts at other sites. As a result, we may seek to finance and construct geothermal power plants on other sites prior to the completion of construction at the Nevada site covered by the financing commitment included in the Commitment Letter.

Tax Incentives

In order to promote renewable energy production, including geothermal energy, the federal government has created incentives within the U.S. Internal Revenue Code. These tax attributes are instrumental to our ability to finance and develop geothermal power plants by providing increased economic benefits. If the available tax incentives were reduced or eliminated, the economics of the projects would be reduced and may decrease our overall profitability or the amount of funding available from tax equity partners.

The available tax incentives cover intangible drilling costs, accelerated depreciation and depletion allowances, all of which are currently permanent parts of the U.S. Internal Revenue Code. Additionally, production tax credits are available to geothermal energy producers. These tax credits have been extended to include project placed in service through the end of 2008 and are generally subject to annual review by Congress.

Assuming the current available tax credits continue past 2008, each geothermal project will be permitted to claim for federal income tax purposes either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or “production tax credits” of $20.00 (plus an annual inflation factor) per megawatt hour for the first ten years of electricity output from a plant. Currently, production tax credits can only be claimed on new plants put into service before December 31, 2008. The availability of production tax credits for new plants put into service after 2008 will depend on whether Congress acts to make tax credits available for such plants. With the current demand for renewable energy and the current environmental concerns, we believe it is likely that Congress will extend the production tax credits as an incentive for continued growth of renewable energy capacity. However, we cannot be certain that Congress will do so, or if they do, that the President will sign it into law.

We are also permitted to deduct most of the cost of the power plant as “depreciation” over five years on an accelerated basis. The fact that the deductions are accelerated means that more of the cost is deducted for tax purposes in the first few years than during the remainder of the depreciation period.

The tax incentives associated with a geothermal power plant are generally only beneficial to a party with sufficient taxable income. A party with sufficient taxable income can use the tax incentives to reduce their overall tax liability. Due to the nature and timing of the tax incentives, it is likely that the tax incentives available for the development of our geothermal power plants will exceed our ability to efficiently utilize these tax benefits for several years of operations. Therefore, an important part of our strategy involves partnering with investors that are able to utilize the tax incentives to offset taxable income associated with their operations unrelated to our geothermal power plants. For example, a corporation in the financial services industry may be willing to finance the development of a geothermal power plant in exchange for receiving the benefit of the tax incentives, which it could then use to reduce the tax liability associated with its regular operations.

In addition to the federal tax incentives, certain state tax benefits may be available for some of our geothermal power projects. We are investigating the various incentives available at the state level in order to utilize them in our tax structured financings.

Financing

To date, we have financed our operations principally through the sale of equity and equity related securities. We have incurred losses since inception and we are not operating at cash flow breakeven. Our cash balance at year end is not sufficient to fully fund our business plan or to satisfy our cash requirements for our anticipated additional land acquisitions, well field development and business growth over the next twelve months.

The execution of our business plan and the funding of our capital expenditures are dependent on our ability to obtain additional financing for our activities, including power plant development. In addition, the availability of such financing will affect the timing, pace, scope and amount of our capital expenditures. We believe we will be able to finance our activities through financing of tax benefits by tax equity partners, debt or equity financing, project financing, or a combination of these sources. There can be no assurance, however, that we will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations.

As described above, our strategy for obtaining the necessary capital to fund the development of geothermal power plants is to develop strategic alliances with tax equity partners who are in a position to take advantage of certain tax benefits associated with the geothermal power plants we intend to develop. However, financing through these types of strategic alliances is generally not available until a site has been permitted, the well field has been sufficiently developed to determine its viability to support the power plant planned for the site, and we have secured a power purchase agreement to sell the power to be generated from the plant. As a result, development funding is needed for the expenditures associated with development from other sources until we are in a position to enter into a financing arrangement with a tax equity partner or other third party. Generally, we will need to fund these expenditures from our existing cash balances and additional debt or equity financing. Although we believe that we will be able to obtain sufficient financing to successfully implement our business plan, we cannot provide any assurances that we will be able to obtain financing on favorable terms or at all.

On January 16, 2008, we, together with our wholly-owned subsidiary, Truckee Geothermal No. 1 SV-01, LLC (the “Subsidiary”), entered into the Commitment Letter with Merrill Lynch. The Commitment Letter sets forth general terms relating to the structuring and financing of up to 155 MW of geothermal power plants we intend to develop, including a financing commitment (the “Truckee Commitment”) from Merrill Lynch to provide non-recourse financing for the construction of a 10.5 MW geothermal power plant in Nye County, Nevada (the “Truckee Plant”), subject to certain conditions as described below. In connection with the Commitment Letter, we also granted to Merrill Lynch warrants to purchase up to 3,700,000 shares of our common stock, subject to vesting requirements associated with the financing of each of the power plants, and entered into a registration rights agreement relating to the registration of the resale of the warrants and the shares of common stock issuable upon exercise of the warrants.

The Truckee Commitment is for up to $44 million, including approximately $38.4 million in the form of 15-year fully amortizing notes, to fund approximately $33 million of total construction costs, plus reserve accounts, accrued interest, transaction fees and other costs. The balance of the commitment is attributable to a letter of credit to be required under a power purchase agreement. The interest rate payable by us on the amortizing notes will be equal to LIBOR plus 500 basis points, swapped to a fixed rate of interest, determined at the time of funding. The Truckee Commitment is subject to certain conditions precedent, including due diligence, the absence of a material adverse change, receipt of all necessary internal approvals by us and Merrill Lynch, acquisition of the Class A Interest (as defined below) in the Truckee Plant by a third party other than Merrill Lynch unless Merrill Lynch purchases such interest (at its discretion and subject to certain conditions), Merrill Lynch’s satisfaction with the final financial and tax model upon which the Truckee Commitment is based, and the satisfaction of certain other customary conditions, including, but not limited to, execution of a power purchase agreement, satisfactory validation of the geothermal resource by a third-party geothermal consultant, and a final report on the project by an independent engineer.

The Subsidiary is a special purpose entity formed for the purpose of developing and operating the Truckee Plant. The Subsidiary will be responsible for the debt service, all maintenance and operations expenses and various fees and distributions to the owners of the Subsidiary. Ownership of the Subsidiary will be divided into the “Class A Interest,” to be owned by Merrill Lynch or a third party and the “Class B Interest,” to be owned by us. It is the intention of the parties that the Truckee Plant will qualify to receive tax credits and other benefits under the Internal Revenue Code for geothermal power plants. During the first ten years of operations, the holder of the Class A Interest will be allocated 95% of the income and the tax benefits of the Subsidiary and make required capital contributions to the Subsidiary, while the Class B Interest will receive 95% of the cash available for distribution, subject to certain priority distributions. The Class A capital contributions, together with cash received by the Subsidiary for the sale of electrical power, are expected to enable the Subsidiary to service the debt financing and cover operating expenses, as well as pay certain fees and distributions to the holders of the Class A Interest and Class B Interest. The finance structure is designed to convey the economic benefit to us through the payment of fees and cash distributions to us based upon both the successful completion of the Truckee Plant and attainment of on-going operational targets. After the first ten years of operation, the income and the tax benefits allocated to the Class A and Class B Interests will change so that the Class B Interest will receive 95% of the income and cash distributions and the Class A Interest will receive 5% of such benefits. At that point, we will have the option to purchase the Class A Interests in order to obtain 100% ownership of the project. The Commitment Letter contemplates that any additional financing commitments provided in accordance with the Commitment Letter will be structured in a similar manner unless agreed otherwise by both parties.

If the Truckee Plant is constructed and placed into service, our share of fees and cash distributions from the Subsidiary is estimated to be approximately $4 million per year in gross fees and distributions during the Truckee Plant’s first three years of operations, after maintenance, operating expenses and debt service. After the first three years of operations, our share of fees and distributions will be reduced until the Subsidiary repays the debt financing. As a result, our average share of gross fees and distributions is estimated to be $2.5 million per year for the first ten years of operations. After the debt is retired in year 15 of operations, we expect to receive gross distributions of more than $5 million per year, or net after-tax distributions of approximately $3.5 million per year, for the remaining life of the Truckee Plant. The expected useful life of the Truckee Plant is approximately 35 years.

Including the Truckee Commitment, the Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100MW of substantially similar geothermal power plants we intend to develop, other than certain excluded financings. Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55MW of geothermal plants to be developed by us. If Merrill Lynch provides a financing commitment proposal with respect to any future projects, such financing commitment will be subject to satisfactory due diligence and certain other conditions and the execution of a separate commitment letter relating to such project. Until Merrill Lynch has financed 20MW of geothermal power projects under the Commitment

Letter, we are generally obligated to accept any financing commitment proposed by Merrill Lynch that has terms similar to or more favorable than the financing commitment relating to the Truckee Plant. After Merrill Lynch has financed 20MW of geothermal power projects under the Commitment Letter, we may enter into certain excluded financings with parties other than Merrill Lynch.

The timing of construction for the geothermal power plants we intend to develop, as well as the specific sites we choose to develop and construct, will depend on a number of factors, including drilling results, permitting and our ability to obtain adequate financing. Although the Commitment Letter includes the Truckee Commitment relating to the Truckee Plant, our development efforts at this site may not progress as rapidly as our development efforts at other sites. As a result, we may seek to finance and construct geothermal power plants on other sites prior to the completion of construction of the Truckee Plant. At the time we entered into the Commitment Letter, we believed it was likely that we would fund and construct the Truckee Plant earlier than the other sites we intend to develop. However, based on the fact that some of the other projects are progressing more rapidly than the Truckee project, it is likely that we will seek financing under the Commitment Letter to fund construction at one or more other sites prior to funding and constructing the Truckee Plant.

As part of the Commitment Letter, we have agreed to pay Merrill Lynch certain non-refundable structuring fees in connection with the closing of each funding transaction. The structuring fees will initially be 4%, but will decrease for future financings once the cumulative financing commitment under the Commitment Letter reaches certain levels.

As additional consideration, we granted Merrill Lynch warrants to purchase our common stock. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. The exercise price of the warrants will range from $14.98 to $19.71 per share, subject to adjustment upon any dilutive issuance by us. In general, warrants that vest in connection with the funding of earlier projects will be greater in number and have a lower exercise price, and warrants that vest in connection with the funding of later projects will be fewer in number and have a higher exercise price. Under certain circumstances, a reduced percentage of the warrants will vest if we reject a Merrill Lynch funding proposal for a project and subsequently obtain funding for such project from another party or, in certain circumstances, from Merrill Lynch. Any vested warrants may be called for cancellation by us if certain conditions have been met, including minimum market price requirements relating to our common stock. We have agreed to grant additional warrants to Merrill Lynch upon funding of any of the additional 55 MW of geothermal power projects with respect to which Merrill Lynch has a right of first refusal. The exercise price of any such additional warrants will be based on the volume weighted average price of our common stock over a 20 consecutive trading day period prior to the issuance of such warrants. Pursuant to a registration rights agreement between us and Merrill Lynch, we have agreed to file one or more registration statements covering the resale of the warrants issued pursuant to the Commitment Letter, as well as the resale of the shares of common stock issuable pursuant to the exercise of such warrants.

The Raser SymetronTM Technologies

Our SymetronTM technologies consist of electromagnetic machine and power electric logic and topology innovations developed for electric motors, generators and their associated drives and controllers. These innovations can increase torque, power and efficiency of such machines and drive systems. These efficiency and power torque density improvements can increase a motor’s continuous power rating as well as decrease its power consumption during periods of high torque output using conventional materials and manufacturing processes.

We believe that our SymetronTM technologies are scalable and can apply to radial axial and pancake shaped motors. These concepts have also been applied to alternators and generators with observed increases in efficiency and power density.

We believe that these innovations have four major benefits:

•	For a comparable power output, SymetronTM enhanced drive systems can be smaller and lighter, providing a higher power density.

•

The performance characteristics of SymetronTM advanced motor technology make it a good candidate for plug-in hybrid electric vehicles (“PHEV”) and other applications where high torque is needed for vehicle launch assist, hill climb and rapid acceleration.

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

We group our SymetronTM and PHEV technologies and their applications into five areas; (1) Raser Demonstration Series (2) Induction Motor System Efficiency Optimized (“IMSEO”), (3) Alternator/Intelligent Voltage Regulator (“A/IVR”) (4) Efficiency Optimized Line-Driven AC Motors (“SymetronTM EO”) and (5) Permanent-Magnet Synchronous Motor-Drive System (“PMSM”).

Raser Series Demonstration PHEV

We have entered into a collaborative arrangement with FEV, a large automotive parts and vehicle integration supplier, and a major automotive manufacturer to integrate our SymetronTM technology into a demonstration model full-size sports utility PHEV with the objective to perform an all-electric, emissions-free driving range of 35 miles and an average driving fuel economy of 100 miles per gallon for the average American driver. This demonstration vehicle will utilize a SymetronTM enhanced motor, generator and power electronic drive controller for its electric powertrain. We intend to incorporate a newly-developed plug-in hybrid master controller with integrated software to control the vehicle’s propulsion generation, transmission, power management, motion control and other electrical subsystems. We expect to complete our first demonstration vehicle by the end of 2008.

Induction Motor System Efficiency Optimized (“IMSEO”)

IMSEO consists of SymetronTM enhanced AC induction motor and variable frequency drive/controller technologies that operate either separately or as part of a motor-drive system to create efficiencies and power torque densities that exceed traditional motors and drives.

Target applications for these motor drive systems are vehicle propulsion traction drive systems with intermittent high peak torque requirements, industrial traction applications and high efficiency variable torque applications such as heating, ventilation and air-conditioning (“HVAC”).

During 2006, under a STAC grant administered by the U.S. Department of Energy, we developed a flexible modular motor controller based upon the SymetronTM motor control technology (FlexModTM) for variable-torque HVAC applications. Independent testing conducted by the testing firm Advanced Energy demonstrated an improvement of up to 10% when compared to leading variable drive systems. We intend to explore opportunities to license our SymetronTM technologies to manufacturers of HVAC AC drives and equipment.

Pancake Motor/Integrated Starter Alternators (“ISA”): A pancake motor is a motor that has a diameter that is larger than its length. Our pancake design technology produces high torque with a versatile shape that can be applied to many hybrid-electric vehicle applications. The target applications for our AC induction motor (“IM”) pancake design include mild hybrid traction drives such as used in belt-starter applications and integrated in-line transmission-motor assemblies. We have also demonstrated an IM pancake motor for an ISA application. An ISA serves the combined function of the starter motor and the alternator or generator. We intend to explore opportunities to license our SymetronTM technologies relating to pancake motors and ISAs for use in PHEV, electric, hybrid electric and fuel-cell powered automobiles, as well as certain other applications. In the last half of 2006 we were awarded a contract with ARINC, to complete follow-on tasks to our prior development work with the U.S. Army to develop an integrated starter alternator (“ISA”) for a military HMMWV hybrid vehicle. During 2007, we successfully completed the first three payment milestones of this follow-on task with ARINC. In the first half of 2008, we expect to complete this phase of the project and deliver two working ISA prototypes for assembly into prototype vehicles for field testing by the U.S. Army.

Motor Drives and Controllers: The induction motor drive/controller controls the performance of an AC induction motor, including its speed, torque and direction of rotation. In an ISA, the controller also serves to control the flow of regenerated electric power back from the ISA to the batteries and to regulate the voltage output of the ISA when in generating mode. We believe SymetronTM technologies can be used to increase the operating efficiency of both the driven motor and the drive’s power converter, optimizing the utilization of its power devices. We intend to explore opportunities to license our SymetronTM technologies relating to motor controllers for use in PHEV and hybrid electric vehicles.

Alternators/Intelligent Voltage Regulators (“IVR”)

Alternators: Our engineers have developed a unique high-output, brushless claw-pole design that delivers more output power compared to other similar commercial products. We are currently testing the application of SymetronTM technologies for use in brushless claw-pole alternators for automobiles, trucks, buses and other vehicles through our license agreement with Wilson Auto Electric, a leading re-manufacturer of automotive alternators.

Efficiency Optimized Line-Driven AC Motor Technology (“EO”)

High-Efficiency AC Induction Motors: In cooperation with Hyundai Heavy Industries (“HHI”) one of the world’s largest manufacturing companies, we are currently developing and testing a number of Symetron EO-enhanced general-purpose industrial line-driven AC induction motors. We anticipate these tests will demonstrate that our technologies can increase the efficiency of line-driven AC induction motors without increasing manufacturing costs. If these tests are successful, we intend to explore opportunities to license our SymetronTM technologies to other manufacturers of high efficiency AC induction motors.

In January 2008, we signed a business cooperation agreement with HHI under which HHI will manufacture and sell Symetron-enhanced AC motors, generators and drives for use in geothermal energy generation plant, HVAC and refrigeration equipment, and other industrial applications.

Permanent-Magnet Synchronous Motor Drive Systems (“PMSM”)

Our PMSM technology embodies two advanced design technologies. The first, involves an advanced type of permanent-magnet synchronous motor (“PMSM”). We believe our PMSM-related technology can reduce both the size and cost of interior permanent-magnet propulsion motors that are used in hybrid electric vehicles. The second technology involves an advanced AC variable-frequency drive/controller design that we believe can significantly reduce the size and cost normally associated with such drives. We intend to continue to test application of these technologies for use in hybrid-electric vehicle propulsion systems and to utilize such a generator in our demonstration PHEV now under construction.

Patents and Other Intellectual Property Rights

Our Power Systems segment intends to utilize certain patented heat transfer technologies and proprietary plant designs in the geothermal power plants we intend to develop, including a binary cycle technology. During 2007, we substantially added to the heat transfer technologies available to us through the establishment of a strategic alliance with UTCP. The alliance agreements provide for the delivery of PureCycle geothermal power systems for the first three power plants we intend to develop, subject to our obtaining financing and payment of the purchase price. We also intend to use PureCycle equipment on other power plants in addition to our first three projects.

In addition to our agreement to purchase UTCP’s PureCycle equipment, we have a license to use Kalina-cycle heat transfer technologies from a third party licensor. Five U.S. patents have been issued to the licensor, and one is pending, with respect to these technologies. We may use these technologies primarily within the United States, and we believe the patents are sufficient to protect the proprietary nature of the technologies covered by our license. Our Power Systems segment also intends to explore ways to incorporate our SymetronTM technologies into the motors, generators and drives used in the geothermal power plants we intend to develop. We believe these technologies can be applied in a number of ways to make geothermal power plants more efficient. Our SymetronTM technologies are further described above.

Our Transportation and Industrial Technology segment has developed intellectual property that focuses on innovations we developed for electric motors and their associated drives and controllers. The electromagnetic machine and power electronic drive technology is trademarked under the names “SymetronTM” and “RaserTM.” The U.S. Patent and Trademark Office has issued six patents to us, including two for resonant motors (U.S. Patent No’s. 6,847,186 and 7,034,498); one for electromagnetic motors (U.S. Patent No. 7,034,499); one for motor controllers (U.S. Patent No. 7,026,785); one for pancake motors (U.S. Patent No. 7,116,029); and one for hydrodynamic slip rings (U.S. Patent No. 7,019,431). We have received a notice of allowance and have paid the issue fee in each of four additional applications. In addition to these four applications, we have six U.S. and five international patent applications and four foreign applications under the Madrid protocol that further define and develop the concepts of the core SymetronTM technologies.

Our intellectual property is important to our success. We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect proprietary rights. Applications for patent protection for key technologies are made on a global basis. We require technical personnel to sign confidentiality agreements that contractually obligate them to assign new intellectual property to us. Legal expertise has been engaged to help process applications to protect our intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, others may independently develop substantially similar intellectual property.

Research and Development

Our Transportation and Industrial Technology segment is engaged in an ongoing process of researching, developing and demonstrating new applications for our motor and drive/controller-related technologies as well as our new PHEV-based product and solution technologies. These include the periodic introduction of new motor and generator-related technologies, application of applicable technologies to manufacturers’ test applications, testing and performance evaluations of these technologies and participation in the design and engineering of related projects for original equipment manufacturers (“OEMs”).

We devote considerable effort to further develop various technologies and to internally test, refine, characterize and further verify the technologies. Characterization of the technology is the process by which the performance levels that can be achieved over a range of likely operating conditions are determined. This data provides a performance description that is useful to the customer in understanding the capabilities of the motor without revealing the intellectual property underlying the improved performance levels.

Our research and development costs for the years ended December 31, 2007 and 2006 totaled $3,390,688 and $3,893,540, respectively. Future research and development expenditures are anticipated in order to develop additional SymetronTM and PHEV technologies primarily relating to plug-in hybrid electric vehicles and propulsion systems, integrated starter alternators (“ISAs”), AC electric motors, generators and power electric AC drives. Research and development costs, relating to development of potential technologies, are expected to increase over time as milestones in the development process are achieved.

Suppliers and Key Relationships

During the second quarter of 2007, we entered into a series of purchase agreements with UTCP. Subject to our obtaining financing and payment of the purchase price, these purchase agreements provide for the delivery of PureCycle® modular units for the first three geothermal power plants we intend to develop. In total, we expect these systems will generate approximately 30 MW of renewable electrical power. The modular UTCP Pure Cycle power generation equipment enables us to construct power plants utilizing heat from geothermal resources with cooler to lower temperatures than conventional equipment at a fraction of the time otherwise required. Our agreements with UTCP contemplate a long-term relationship in developing geothermal resources as well as potential exchanges of technology.

In the second quarter of 2007, we also signed a Geothermal Project Alliance Agreement and a Consulting Services Agreement with Cummins & Barnard, Inc. (“C&B”), a full service engineering consulting company. Under these agreements, C&B will provide program management and construction services for the development of the first three geothermal power plants we intend to develop.

In 2007, we began drilling in Nevada and Utah on two separate properties. We utilize various suppliers to obtain the appropriate permits, rent drilling equipment, perform drilling services, provide casing and other tangible assets for the well and provide well testing services. Should one supplier fail to meet our purchasing requirements, we are confident that other suppliers could be identified and the appropriate items procured and obtained without significant delays. Layne Christensen Company, a publicly-traded drilling company, has performed the majority of our drilling services to date.

In the fourth quarter of 2007, we announced that we had entered into a collaborative arrangement with a major global automotive manufacturer and FEV Engineering to produce and demonstrate a PHEV incorporating Symetron™ electric motor, generator and power electronic drive technology and our new PHEV master control system and architecture. The vehicle is targeted to provide more than 100 miles per gallon of gasoline for the typical driver in the United States while dramatically reducing harmful fuel emissions. Completion of the demonstration vehicle is expected by the end of 2008; however, failure to meet the statement of work requirements will result in the arrangement being terminated.

Competition

Our Power Systems segment primarily competes in the power generation industry. Competition in the power generation industry is characterized by intense competition from not only large power plants burning fossil fuels, but from other companies trying to develop clean, renewable energy from sources such as geothermal, wind farms, ethanol plants , hydro-electric power plants and other sources of clean energy. In the last year, competition from the wind and solar power generation industry has increased. While we anticipate that the current demand for renewable energy is large enough that this increased competition will not significantly impact our ability to obtain new power purchase agreements, this increased competition could contribute to a reduction in electricity prices for new renewable projects.

In general the primary competitive factors for this market are the ability to obtain properties with the appropriate heat sources, technologies and equipment, geographic locations of power plants, access to prime market and transmission infrastructures, and favorable regulatory and tax environments for renewable energy. In the geothermal power generation sector, our main competitors in the United States are Oramat Technologies, Calpine, CalEnergy Generation, Terra-Gen Power and other smaller-sized developers such as U.S. Geothermal.

Our Transportation and Industrial Technology segment competes primarily with other developers of electric powertrains, plug-in hybrid electric vehicle (“PHEV”) technologies, and with other developers of technologies designed to improve the efficiency of electric motors, generators and related systems. As the market for PHEV propulsion systems, high performance motors, generator, drives and controllers grows, we believe that the number of competitors will increase. We also expect that manufactures of these PHEV’s, electric motors, generators, drives and controllers, including many of our potential customers, will seek to develop their own technologies that would compete with our technologies. In general, the competitive factors for electric motor, generator, drive and related technologies are efficiency, power and torque density, peak torque, costs of production, reliability and expected warranty costs.

Some of our existing and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Smaller competitors may also achieve competitive advantages by entering into strategic or commercial relationships with larger, more established and well-financed companies. Many of our competitors could devote greater resources to plant development, marketing and research and development efforts than we can. New technologies and the continued enhancement of existing technologies also may increase competitive pressures in the future.

Government Regulation

Power Systems

The following is a summary overview of the electric utility industry and applicable federal and state regulations, and should not be considered a full statement of the law or all issues pertaining thereto.

We are subject to both federal and state regulation with respect to the production, sale and distribution of electricity. Federal legislation includes the Federal Power Act (“FPA”), as well as the Public Utility Regulatory Policies Act of 1978 (“PURPA”) and the Energy Policy Act of 2005 (“EPACT 2005 “), which among other things repealed the Public Utility Holding Company Act of 1935 and enacted the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). Our current electric generation projects are planned to be developed as “qualifying facilities” (“QFs”) under regulations of the Federal Energy Regulatory Commission (“FERC”) adopted pursuant to PURPA. This legislative act encourages the development of alternative energy sources such as geothermal, wind, biomass, solar and cogeneration.

PUHCA

Although EPACT 2005 repealed the Public Utility Holding Company Act of 1935, PUCHA 2005 granted state regulators and the FERC broad access to books and records of non-exempt project companies. PUCHA 2005 also provided for FERC review of the allocation of costs for non-power goods or services between regulated and unregulated affiliates of such companies. Geothermal project companies can obtain an exemption from these requirements by obtaining status as a QF under PURPA.

PURPA

As described below, PURPA provides certain benefits if a project is a QF. There are two types of QFs: cogeneration facilities and small power production facilities. A small power production facility is a QF if (i) the facility does not exceed 80 MW, (ii) the primary energy source of the facility is biomass, waste, renewable resources, or any combination thereof, and at least 75% of the total energy input of the facility is from these sources; and (iii) the facility has filed with FERC a notice of self-certification of qualifying status, or has filed with FERC an application for FERC certification of qualifying status, that has been granted.

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

Pursuant to EPACT 2005, FERC issued a final rule that subjects QFs to FERC rate regulation for sales of energy or capacity unless such sales are either (i) from QFs 20 MW or smaller in size; (ii) pursuant to a contract executed on or before March 17, 2006; or (iii) pursuant to a state regulatory authority’s implementation of section 210 of PURPA. The practical effect of this final rule is to require QFs that are larger than 20 MW in size to obtain market-based rate authority from FERC for non-PURPA sales of power (i.e. power that is sold in a manner that is not pursuant to state implementation of PURPA).

EPACT 2005 also allows FERC to terminate a utility’s PURPA obligation to purchase energy from a QF upon a finding that the QF has nondiscriminatory access to either (i) independently administered, auction-based day ahead and real time wholesale markets for electric energy and wholesale markets for long-term sales of capacity and electric energy; (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity and energy, including long and short term sales to buyers other that the utility to which the QF is interconnected; or (iii) wholesale markets for the sale of capacity and energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC adopted a rule to implement these provisions of the EPACT 2005. This rule establishes a rebuttable presumption that a QF does have nondiscriminatory access to the relevant wholesale markets and that the utility will have no mandatory obligation if the following conditions are present: (i) the QF is larger than 20 MW, (ii) any of the three competitive markets described above are present, and (iii) the utility has filed an open access transmission tariff pursuant to FERC’s open access regulations. The rule also creates a rebuttable presumption that for QFs larger than 20 MW, if the utility is a member of any of four regional transmission organizations or independent system operators (Midwest ISO, PJM, ISO-NE, NYISO) or ERCOT, the QF does have nondiscriminatory access to the relevant wholesale market. The utility in those areas thus will be eligible for relief from the mandatory obligation. While the rule creates a rebuttable presumption regarding nondiscriminatory access across all markets where there is a filed open access transmission tariff (or reciprocity tariff of a non-jurisdictional utility), the rule does not find that any markets meet the statutory criteria at this time, other than the four listed RTO/ISOs and ERCOT. Further, the rule provides a procedure for utilities to file to obtain relief from the mandatory purchase obligation on a service territory-wide basis, and establishes procedures for affected QFs to seek reinstatement of the purchase obligation. The rule creates a rebuttable presumption that a QF with a net capacity no greater than 20 MW does not have nondiscriminatory access to wholesale market, and the mandatory purchase obligation remains. The rule also protects a QF’s rights under any contract or obligation for the sale of energy in effect or pending approval before the appropriate state regulatory authority or non-regulated electric utility on or before August 8, 2005.

Prior to EPACT 2005, electric utilities or electric utility holding companies could not own more than a 50% equity interest in a QF. EPACT 2005 eliminates the restriction on utility ownership of a QF.

We expect that all of the projects we intend to develop will meet the criteria required for QFs under PURPA. However, it is possible that the utilities that purchase power from the projects could successfully obtain an elimination of the mandatory-purchase obligation in their service territories.

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

State Regulations

QFs that make only wholesale sales of electricity are not subject to rate, financial and organizational regulations applicable to electric utilities in those states. Our projects will likely sell their electrical output under power purchase agreements to electric utilities. We expect the power purchase agreements with those utilities (except certain utilities such as municipalities that are not regulated by state utility commissions) will be submitted by the utilities for approval by their respective state public utility commissions.

While geothermal power generation operations produce electricity without emissions of certain pollutants such as nitrogen oxide, and with far lower emissions of other pollutants such as carbon dioxide, some projects may emit air pollutants in quantities that are subject to regulation under applicable environmental air pollution laws. Such operations typically require air permits. Especially critical to geothermal operations are those permits and standards applicable to the construction and operation of geothermal wells and brine reinjection wells. In the United States, injection wells are regulated under the federal Safe Drinking Water Act Underground Injection Control program, which we refer to as UIC. Injection wells typically fall into UIC Class V, one of the least regulated categories, because fluids are reinjected to enhance utilization of the geothermal resource. Geothermal plants are required to comply with numerous federal, regional, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for their operation.

Transportation and Industrial Technology

While the activities of our Transportation and Industrial Technology segment are not subject to direct regulation, the commercialization of our technologies for certain applications, such as hybrid-electric vehicles, may be somewhat dependent on government regulations. The Energy Policy Act of 2005 contains numerous provisions that could affect the pace at which hybrid-electric technology is adopted by the automobile industry. For example, the bill continued to provide tax incentives for purchasers of hybrid-electric vehicles and provided direct funding for research to advance the commercialization of hybrid and plug-in flexible fuel vehicles. The bill also extended incentives for alternate fuel vehicles that could be considered competitors to hybrid-electric vehicles. Similarly, new government initiatives, such as the “Freedom Car” and 21st Century Truck, could play a significant role in accelerating the adoption of the applicable technologies in the automotive and other related transportation industries.

The United States Department of Energy (“DOE”) is directed by the Energy Policy and Conservation Act to consider establishing minimum efficiency standards for various consumer products, including central air conditioners and central air conditioning heat pumps. In 2004, DOE amended the minimum efficiency standards for new central air conditioners and heat pumps. The new standards went into effect on January 23, 2006, raising the Seasonal Energy Efficiency Ratio (“SEER”) for residential air conditioners to 13 and increasing the Heating Seasonal Performance Factor (“HSPF”) for central air conditioning heat pumps to 7.7. Likewise, under EPACT in the U.S and various directives in the EU, standard general-purpose AC induction motors are subject to minimum operating efficiency standards. In general, higher efficiency standards for air conditioners, heat pumps and AC motors, which are currently under review at the relevant regulating agencies, could make certain applications of our technologies more attractive to manufacturers of those systems.

Employees

As of December 31, 2007, we had 40 full-time employees, including fifteen dedicated to the Transportation and Industrial Technology segment, ten dedicated to the Power Systems segment, and fifteen in the sales, marketing and administrative departments. Currently, there are no employees under a collective bargaining agreement. We consider our employee relationships to be positive.

Executive Officers of the Registrant

The following table sets forth the name, position and age of each of our executive officers.

Name	Position	Age
Brent M. Cook	Chief Executive Officer, Director	47
Patrick J. Schwartz	President	53
Martin F. Petersen	Chief Financial Officer	47
Richard D. Clayton	General Counsel	51
Sergei F. Kolomeitsev	Vice President of Research and Development	51

Brent M. Cook. Mr. Cook has served as a director of Raser since October 2004 and as Raser’s Chief Executive Officer since January 2005. From 1996 to 2002, Mr. Cook served in various positions at Headwaters Inc. (NYSE: HW), a large publicly-traded energy technology company, including Chief Executive Officer, President, and Chairman of the Board of Directors. Prior to his joining Headwaters Inc., Mr. Cook was Director of Strategic Accounts, Utah Operations, at PacifiCorp, which operates as a local electric utility in seven western states. Mr. Cook spent 12 years at PacifiCorp with specific experience in transmission interconnection and power sales agreements. Mr. Cook was also employed from 2002-2005 by AMP Resources, a geothermal power generation company that recently sold their projects to ENEL, an Italian power generation company. Mr. Cook has worked in the electrical energy and energy technology industry since 1984 and is familiar with the electrical power industry.

Patrick J. Schwartz. Mr. Schwartz has served as President of Raser since June 2006. From 2004 to 2006, Mr. Schwartz served as the Chief Operating Officer and a member of the Board of Directors of Evolution Academy of Utah, LLC, a for-profit organization that he co-founded which specializes in rehabilitation and education of “at-risk” youth. From 2003 to 2004 Mr. Schwartz served as Chief Operating Officer for Quadex Pharmaceuticals, LLC., a privately-held pharmaceutical company that developed and markets VIROXYN (TM), a product marketed to kill the Herpes virus. From 1999 to 2002, Mr. Schwartz took a three-year sabbatical to serve as a Mission President for The Church of Jesus Christ of Latter-day Saints. After completing his sabbatical as Mission President, Mr. Schwartz consulted for various companies until 2003. Prior to 1999, Mr. Schwartz served as an executive with the Huntsman Corporation, where he was employed for approximately 25 years. His responsibilities at Huntsman included executive leadership of the global “Styrenics” business during 1998, acting Managing Director of the Huntsman Southeast Asian joint-venture during 1997 and Managing Director responsible for European Operations from 1990 to 1996.

Martin F. Petersen. Mr. Petersen has served as Chief Financial Officer of the Company since January 2007. From 2005 to 2006, Mr. Petersen was a consultant to The Event Source, a government contractor in Iraq. From 2003 to 2005, he was the Chief Financial Officer of The Event Source. From 2001 to 2002, he was the

Chief Financial Officer of Found, Inc., a venture-backed software company. From 2000 to 2001, he was Chief Financial Officer of TenFold Corporation, a publicly traded enterprise software development company. He also served as Vice President and Treasurer of Huntsman Corporation, a large, global chemical company. Prior to Huntsman, he was a Vice President in the Investment Banking Division of Merrill Lynch & Co. He has an MBA degree from the University of Chicago, and a BA degree from Brigham Young University.

Richard D. Clayton Mr. Clayton has served as General Counsel and Secretary since March 2007. From 2001 to 2007, Mr. Clayton practiced corporate law with Holland & Hart, LLP, specializing in mergers and acquisitions, corporate finance, and corporate governance. He also served as a member of the board of directors and executive vice president of Geneva Steel Company (NYSE listed), where his responsibilities included corporate finance, capital projects, energy and environmental matters. Mr. Clayton received BS degrees in accounting and finance from the University of Utah, and a JD degree from the University of Utah.

Sergei F. Kolomeitsev. Dr. Kolomeitsev has served as Vice President of Research and Development for the Company since August 2006. Prior to his current role, he served as Director of Advanced Motor Development from August 2005 to August 2006. Dr. Kolomeitsev’s in-depth expertise includes virtually all types of motors: Asynchronous Induction, Switched Reluctance, PM Brushless AC and DC, and PM Brush type. He holds 25 patents. From 2004 to 2005, Dr. Kolomeitsev was the Head of Aerospace Motor Development of Moog. From 1999 to 2004, he was the Motor Technology R&D Manager for Valeo Motors and Actuators. In 1998 and 1999, he was a Senior Research Scientist in the corporate technical center at Prestolite Electric, Inc. From 1992 to 1998, Dr. Kolomeitsev was a Lead Scientist at the Dana Corporation, where he was very active in their “drive by wire” research work. Prior to his experience at Prestolite Electric, he worked for the Rostov Railway State University in Russia as a Head of the research laboratory, developing advance motors and drives. Dr. Kolomeitsev received his M.S. and Ph.D. degrees in 1978 and 1985, respectively, from the Novocherkassk Polytechnic Institute in Russia.

Available Information

Our internet address is www.rasertech.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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

We have limited operating experience and revenue, and we are not currently profitable. We expect to continue to incur net losses for the foreseeable future, and we may never achieve or maintain profitability.

We have a limited operating history and, from our inception, we have earned limited revenue from operations. We have incurred significant net losses in each year of our operations, including a net loss of approximately $15.7 million for the year ended December 31, 2007. As a result of ongoing operating losses, we had an accumulated deficit and deficit after re-entry into development stage of approximately $51.2 million on cumulative revenues from inception of approximately $0.8 million as of December 31, 2007.

Under our current growth plan, we do not expect that our revenues will be sufficient to cover our expenses for the foreseeable future. As a result, we expect to continue to incur substantial losses until we are able to generate significant revenues. Our ability to generate significant revenues and become profitable will depend on many factors, including our ability to:

•	identify and secure productive geothermal sites;

•	verify that the properties in which we have acquired an interest contain geothermal resources that are sufficient to generate electricity;

•	acquire electrical transmission and interconnection rights for geothermal plants we intend to develop;

•	enter into power purchase agreements for the sale of electrical power from the geothermal power plants we intend to develop;

•

enter into additional equity tax partner agreements with potential financing partners that will provide for the allocation of tax benefits to them and for the contribution of capital by them to the projects;

•	finance and complete the development of multiple geothermal power plants;

•	manage construction, drilling and operating costs associated with the geothermal power plants we intend to develop;

•	successfully license commercial applications of our SymetronTM technologies;

•	enforce and protect our intellectual property while avoiding infringement claims;

•	comply with applicable governmental regulations; and

•	attract and retain qualified personnel.

We will need to secure additional financing in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern.

As of December 31, 2007, we had cash and cash equivalents on hand of $5.9 million. Cash used in operations was approximately $6.7 million for the year ended December 31, 2007.

If we are unable to generate revenue or secure additional financing when needed, we will be forced to reduce expenditures to continue as a going concern. Reduction of expenditures could have a negative impact on our business. A reduction of expenditures would make it more difficult for us to execute our plans to develop geothermal power plants in accordance with our expectations. It would also make it more difficult for us to conduct adequate research and development and other activities necessary to commercialize our Symetron technologies.

The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to execute our plans and continue our operations.

Our Commitment Letter with Merrill Lynch sets forth certain general terms relating to the structure and financing of up to 155 MW of geothermal power plants we intend to develop and includes a financing commitment from Merrill Lynch with respect to a 10.5 MW plant we intend to develop in Nevada. The funding of the commitment for the Nevada plant remains subject to certain conditions. If Merrill Lynch elects to provide or arrange a financing commitment with respect to any additional projects, such financing commitment will be subject to satisfactory due diligence, the execution of a separate commitment letter relating to such project and certain other conditions. Even if we are able to obtain funding for the development of projects pursuant to the Commitment Letter, we will need additional financing to cover general operating expenses and certain development expenses that are not covered by the Commitment Letter.

If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Any new securities we issue may have rights, preferences or privileges senior to those of the holders of our common stock, such as dividend rights or anti-dilution protections. We have previously issued warrants to purchase our common stock in connection with certain transactions. Some of these warrants continue to be outstanding and contain anti-dilution provisions. Pursuant to these anti-dilution provisions, the exercise price of the applicable warrants will be adjusted if we issue equity securities or securities convertible into equity securities at a price lower than the exercise price of the applicable warrants.

We may also secure additional financing by incurring indebtedness. Any indebtedness we incur could constrict our liquidity, result in substantial cash outflows, and adversely affect our financial health and ability to obtain financing in the future. Any such debt would likely contain restrictive covenants that may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to us for other purposes. Any failure by us to satisfy our obligations with respect to these potential debt obligations would likely constitute a default under such credit facilities.

Our independent registered public accounting firm’s report on our 2007 financial statements questions our ability to continue as a going concern.

Our independent registered public accounting firm’s report on our financial statements as of and for the two year period ended December 31, 2007 expresses doubt about our ability to continue as a going concern. Their report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to the lack of sufficient capital, as of the date their report was issued, to support our business plan through the end of 2008.

We will need to secure additional financing in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern. Accordingly, we can offer no assurance that the actions we plan to take to address these conditions will be successful. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future. Such volatility may cause investors to experience dramatic declines in our stock price from time to time, may impair our ability to secure additional financing and may otherwise harm our business.

The closing price of our common stock fluctuated from a low of $4.89 per share to a high of $18.11 per share during the year ended December 31, 2007. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside of our control. As a result, the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in our stock price, there may be increased risk that securities litigation, governmental investigations or enforcement proceedings may be instituted against us. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

The volatility in our stock price could impair our ability to raise additional capital. Further, to the extent we do raise additional funds through equity financing, we may need to issue such equity at a substantial discount to the market price for our stock. This, in turn, could contribute to the volatility in our stock price.

The geothermal power production development activities of our Power Systems segment may not be successful.

We are devoting a substantial amount of our available resources to the power production development activities of our Power Systems segment. Our success in developing a particular geothermal project is contingent upon, among other things, locating a viable geothermal site, negotiation of satisfactory engineering, procurement and construction agreements, negotiation of satisfactory power purchase agreements, receipt of required governmental permits, obtaining interconnection rights, obtaining transmission service rights, obtaining adequate financing, and the timely implementation and satisfactory completion of construction. We may be unsuccessful in accomplishing any of these necessary requirements or doing so on a timely basis. Generally, we must also incur significant expenses for preliminary engineering, permitting, legal fees and other expenses before we can even determine whether a project is feasible. Project financing is not typically available for these preliminary activities.

We may be unable to obtain the financing we need to develop geothermal power projects.

A substantial capital investment will be necessary to develop each geothermal power project our Power Systems segment seeks to develop. Our continued access to capital through project financing or other arrangements is necessary for us to complete the geothermal power projects we plan to develop. Our attempts to secure the necessary capital on acceptable terms may not be successful.

Market conditions and other factors may not permit us to obtain financing for geothermal projects on terms favorable to us. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis, and the costs of such financing, are dependent on numerous factors, including general economic and capital market conditions, credit availability from banks, investor confidence, the continued success of current projects, the credit quality of the projects being financed, the political situation in the state in which the project is located and the continued existence of tax and securities laws which are conducive to raising capital. If we are not able to obtain financing for our projects on a substantially non-recourse or limited recourse basis, or if we are unable to secure capital through partnership or other arrangements, we may have to finance the projects using recourse capital such as direct equity investments, which would have a dilutive effect on our common stock. Also, in the absence of favorable financing or other capital options, we may decide not to pursue certain projects. Any of these alternatives could have a material adverse effect on our growth prospects and financial condition.

Other than certain excluded financings, the Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop. Other than certain excluded financings, Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55 MW of geothermal power plants we intend to develop. While Merrill Lynch has provided us with a financing commitment for a 10.5 MW plant in Nevada, Merrill Lynch is not obligated to provide us with a financing commitment for any other project unless it elects to do so. Further, Merrill Lynch’s rights under the Commitment Letter, including its right to generally match alternative financing proposals, may make it difficult for us to obtain financing proposals from other sources.

The financial performance of our Power Systems segment is subject to changes in the legal and regulatory environment.

The geothermal power projects that we plan to develop will be subject to extensive regulation. Changes in applicable laws or regulations, or interpretations of those laws and regulations, could result in increased compliance costs and require additional capital expenditures. Future changes could also reduce or eliminate certain benefits that are currently available.

The structure of federal and state energy regulation currently is subject to challenges, modifications, the imposition of additional regulatory requirements, and restructuring proposals. We may not be able to obtain or maintain all regulatory approvals or modifications to existing regulatory approvals that may be required in the future. In addition, the cost of operation and maintenance and the operating performance of geothermal power plants may be adversely affected by changes in certain laws and regulations, including tax laws.

The federal government currently encourages production of electricity from geothermal resources through certain tax subsidies. Assuming the available tax credits remain in place as currently in effect, each geothermal power project will be permitted to claim for federal tax purposes either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or “production tax credits” of 2.0 cents (plus an inflation factor) per kilowatt hour for the first ten years of electricity output. Currently, production tax credits can only be claimed on new plants placed into service before December 31, 2008. The availability of production tax credits for new plants put into service after 2008 will depend on whether Congress acts to make tax credits available for such plants and the President elects to sign into law the action taken by Congress.

The owners of a geothermal power project are also permitted to deduct most of the cost of the power plant as “depreciation” over five years on an accelerated basis. The fact that the deductions are accelerated means that more of the cost is deducted in the first few years than during the remainder of the depreciation period.

The tax incentives associated with a geothermal power plant are generally only beneficial to a party with sufficient taxable income. A party with sufficient taxable income can use the tax incentives to reduce their overall tax liability. Due to the nature and timing of the tax incentives, it is likely that the tax incentives available for the geothermal power plants we intend to develop will exceed the taxable income produced by such power plants for several years of operations. Therefore, an important part of our strategy involves partnering with investors that are able to utilize the tax incentives to offset taxable income associated with their operations unrelated to our geothermal power plants. For example, a corporation in the financial services industry may be willing to finance the development of a geothermal power plant for the right to receive the benefit of the tax incentives, which it could then use to reduce the tax liability associated with its regular operations.

The value of the tax incentives can be transferred in a variety of methods. For instance, investment and production tax credits can be transferred through tax leases in connection with financing arrangements associated with the development of the power plant.

Tax reform has the potential to have a material effect on our business, financial condition, future results and cash flow. Tax reform could reduce or eliminate the value of the current tax subsidies available to geothermal projects. Any restrictions or tightening of the rules for lease or partnership transactions, whether or not part of major tax reform, could also materially affect our business, financial condition, future results and cash flow. In addition, changes to the Internal Revenue Code could significantly increase the regulatory-related compliance and other expenses incurred by geothermal projects which, in turn, could materially and adversely affect our business, financial condition, future results and cash flow. Any such changes could also make it more difficult for us to obtain financing for future projects.

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

The exploration, development, and operation of geothermal energy resources by our Power Systems segment is subject to geological risks and uncertainties, which may result in decreased performance, increased costs, or abandonment of our projects.

Our Power Systems segment is involved in the exploration, development and operation of geothermal energy resources. These activities are subject to uncertainties, which vary among different geothermal resources. These uncertainties include dry holes, uncontrolled releases of pressure and temperature decline, all of which can increase our operating costs and capital expenditures or reduce the efficiency of our power plants. In addition, the high temperature and high pressure in geothermal energy resources requires special resource management and monitoring. Because geothermal resources are complex geological structures, we can only estimate their geographic area. The viability of geothermal projects depends on different factors directly related to the geothermal resource, such as the heat content (the relevant composition of temperature and pressure) of the geothermal resource, the useful life (commercially exploitable life) of the resource and operational factors relating to the extraction of geothermal fluids. The geothermal resources we intend to exploit may not be sufficient for sustained generation of the anticipated electrical power capacity over time. Further, any of our geothermal resources may suffer an unexpected decline in capacity. In addition, we may fail to find commercially viable geothermal resources in the expected quantities and temperatures, which would adversely affect our development of geothermal power projects.

The operation of the geothermal power plants our Power Systems segment intends to develop will depend on the continued availability of adequate geothermal resources. We cannot be certain that any geothermal resource will remain adequate for the life of a geothermal power plant. If the geothermal resources available to a power plant we develop become inadequate, we may be unable to perform under the power purchase agreement for the affected power plant, which in turn could reduce our revenues and materially and adversely affect our business, financial condition, future results and cash flow. If we suffer a degradation in our geothermal resources, our insurance coverage may not be adequate to cover losses sustained as a result thereof.

Our Power Systems segment may be materially adversely affected if we are unable to successfully utilize certain heat transfer technologies in the geothermal power projects our Power Systems segment intends to develop.

Our Power Systems segment intends to utilize certain heat transfer technologies in the geothermal power projects we intend to develop. These heat transfer technologies were developed by UTC Power Corporation, or UTC, a United Technologies Corporation company. UTC’s heat transfer technologies are designed to enable the generation of power from geothermal resources that are lower in temperature than those resources used in traditional flash steam geothermal projects.

UTC’s heat transfer technologies have a limited operating history and have only been deployed in a limited number of geothermal power projects. As a result, we cannot be certain that UTC’s heat transfer technologies can be successfully implemented in the geothermal power projects we intend to develop. If we are not able to successfully utilize UTC’s heat transfer technologies in the geothermal power projects we intend to develop and we are unable to utilize appropriate substitute technologies, we may be unable to develop these projects and our business, prospects, financial condition and results of operations could be harmed.

The costs of compliance with environmental laws and of obtaining and maintaining environmental permits and governmental approvals required for construction and/or operation of geothermal power plants are substantial, and any non-compliance with such laws or regulations may result in the imposition of liabilities which could materially and adversely affect our business, financial condition, future results and cash flow.

The geothermal power projects our Power Systems segment intends to develop will be required to comply with numerous federal, regional, state and local statutory and regulatory environmental standards. Geothermal projects must also maintain numerous environmental permits and governmental approvals required for construction and/or operation. Environmental permits and governmental approvals typically contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. If we fail to satisfy these conditions or comply with these restrictions, or we fail to comply with any statutory or regulatory environmental standards, we may become subject to a regulatory enforcement action and the operation of the projects could be adversely affected or be subject to fines, penalties or additional costs.

The geothermal power projects our Power Systems segment intends to develop could expose us to significant liability for violations of hazardous substances laws because of the use or presence of such substances.

The geothermal power projects our Power Systems segment intends to develop will be subject to numerous federal, regional, state and local statutory and regulatory standards relating to the use, storage and disposal of hazardous substances. We may use industrial lubricants and other substances at our projects that could be classified as hazardous substances. If any hazardous substances are found to have been released into the environment at or near the projects, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. If we fail to comply with these laws, ordinances or regulations or any change thereto, we could be subject to civil or criminal liability, the imposition of liens or fines, and large expenditures to bring the projects into compliance. Furthermore, we can be held liable for the cleanup of releases of hazardous substances at other locations where we arranged for disposal of those substances, even if we did not cause the release at that location. The cost of any remediation activities in connection with a spill or other release of such substances could be significant.

Our Transportation and Industrial Technology segment may be unable to successfully license our intellectual property.

A significant part of our long-term business strategy for our Transportation and Industrial Technology segment is based upon the licensing of our SymetronTM technologies to electric motor, controller, alternator and generator manufacturers, suppliers and system integrators. We expect the sales cycle with respect to the licensing of our technology to be lengthy, and there can be no assurance that we will achieve meaningful licensing revenues in the time frames that we expect. If we are unable to successfully license our intellectual property or technology to these businesses or others, our Transportation and Industrial Technology segment may be unable to generate revenues under its current business model. If we are unable to generate license revenues, we may be required to develop a new long-term business strategy for the Transportation and Industrial Technology segment or discontinue operating this business segment.

Our SymetronTM technologies are relatively new and commercially unproven. While we have completed some laboratory testing, our technologies have not yet been durability tested for long-term applications. We can provide no assurance that our technologies will prove suitable for our target business segments. Our potential product applications require significant and lengthy product development efforts. To date, we have not developed any commercially available products. It may be years before our technology is proven viable, if at all. During our product development process, we may experience technological issues that we may be unable to overcome. Superior competitive technologies may be introduced or potential customer needs may change resulting in our technology or products being unsuitable for commercialization. Because of these uncertainties, our efforts to license our technologies may not succeed.

We are currently focusing on commercializing our SymetronTM technologies in the transportation and industrial markets. We cannot predict the rate at which market acceptance of our technologies will develop in these markets, if at all. Additionally, we may focus our product commercialization activities on a particular industry or industries, which may not develop as rapidly as other industries, if at all. The commercialization of our products or the licensing of our intellectual property in an industry or industries that are not developing as rapidly as other industries could harm our business, prospects, financial condition and results of operations.

The demand for our technologies may be dependent on government regulations and policies such as standards for Corporate Average Fuel Economy (“CAFE”), Renewable Portfolio Standards (“RPS”), the Clean Air Act and Section 45 of the Internal Revenue Code. Changes in these regulations and policies could have a negative impact on the demand for the power we plan to generate and our technologies. Any new government regulations or policies pertaining to our products or technologies may result in significant additional expenses to us and our potential customers and could cause a significant reduction in demand for our technologies and thereby significantly harm our Transportation and Industrial Technology segment.

We may not be able to enforce or protect the intellectual property that our Transportation and Industrial Technology segment is seeking to license.

The success of our Transportation and Industrial Technology segment is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on most of our key technologies. We cannot be certain that our six issued U.S. patents, six pending U.S. patent applications, five pending international patent applications and four pending foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patent applications that we may file for our current and future technologies may not be issued. We have received three trademark registrations in the U.S. and five trademark registrations internationally. We have also applied for five additional trademark registrations in the U.S. and seven additional trademark registrations internationally which may never be granted.

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

If third parties assert that our current or future products infringe their proprietary rights, we could incur costs and damages associated with these claims, whether the claims have merit or not, which could significantly harm our business. Any future claims could harm our relationships with existing or potential customers. In addition, in any potential dispute involving our intellectual property, our existing or potential customers could also become the targets of litigation, which could trigger indemnification obligations under license and service agreements and harm our customer relationships. If we unsuccessfully defend an infringement claim, we may lose our intellectual property rights, which could require us to obtain licenses which may not be available on acceptable terms or at all.

We license patented intellectual property rights from third party owners. If such owners do not properly maintain or enforce the patent’s underlying such licenses, our competitive position and business prospects could be harmed. Our licensor may also seek to terminate our license.

We are a party to licenses that give us rights to third-party intellectual property that is necessary or useful to our business. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our licensed intellectual property. Our licensors may not successfully prosecute the patent applications to which we have licenses. Even if patents issued in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

Our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our technologies, products or services, as well as harm our competitive business position and our business prospects.

Our Transportation and Industrial Technology segment could incur significant expenses if products built with our technology contain defects.

If our Transportation and Industrial Technology segment successfully licenses our technology, products built with that technology may result in product liability lawsuits for any defects that they may contain. Detection of any significant defects may result in, among other things, loss of, or delay in, market acceptance and sales of our technology, diversion of development resources, injury to our reputation, or increased service and warranty costs. A material product liability claim could significantly harm our business, result in unexpected expenses and damage our reputation.

We face substantial competition in each of our business segments. If we fail to compete effectively, our business will suffer.

Our Power Systems segment faces significant competition from other companies seeking to develop the geothermal opportunities available. Some of our competitors for geothermal projects have substantial capabilities and greater financial and technical resources than we do. As a result, we may be unable to acquire additional geothermal resources or projects on terms acceptable to us.

Our Power Systems segment also competes with producers of energy from other renewable sources. This competition may make it more difficult for us to enter into power purchase agreements for our projects on terms that are acceptable to us.

We believe our Transportation and Industrial Technology segment will face significant competition from existing manufacturers, including motor, controller, alternator, and transportation vehicle companies. We may also face significant competition from our future partners. These partners may have better access to information regarding their own manufacturing processes, which may enable them to develop products that can be more easily incorporated into their products. If our potential partners improve or develop technology that competes directly with our technology, our business will be harmed.

In each of our business segments, we face competition from companies that have access to substantially greater financial, engineering, manufacturing and other resources than we do, which may enable them to react more effectively to new market opportunities. Many of our competitors may also have greater name recognition and market presence than we do, which may allow them to market themselves more effectively to new customers or partners.

We may pursue strategic acquisitions that could have an adverse impact on our business.

Our success depends on our ability to execute our business strategies. Our Power Systems segment is seeking to develop geothermal power plants. Our Transportation and Industrial Technology segment is seeking to license our intellectual property to electric motor and controller manufacturers, suppliers and system integrators.

Executing these strategies may involve entering into strategic transactions to acquire complementary businesses or technologies. In executing these strategic transactions, we may expend significant financial and management resources and incur other significant costs and expenses. There is no assurance that the execution of any strategic transactions will result in additional revenues or other strategic benefits for either of our business segments. The failure to enter into strategic transactions, if doing so would enable us to better execute our business strategies, could also harm our business, prospects, financial condition and results of operations.

We may issue company stock as consideration for acquisitions, joint ventures or other strategic transactions, and the use of common stock as purchase consideration could dilute each of our current stockholder’s interest. In addition, we may obtain debt financing in connection with an acquisition. Any such debt financing could involve restrictive covenants relating to capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. In addition, such debt financing may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to us for other purposes and could make us more vulnerable to industry downturns and competitive pressures.

If we are unable to effectively and efficiently maintain our controls and procedures to avoid deficiencies, there could be a material adverse effect on our operations or financial results.

As a publicly-traded company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. Our management is required to evaluate the effectiveness of our internal control over financial reporting as of each year end, and we are required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any “material weakness” (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) in our internal control over financial reporting. On an on-going basis, we are reviewing, documenting and testing our internal control procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required.

No material weaknesses were identified in connection with the audit of our 2007 financial statements. However, weaknesses or deficiencies could be identified in the future. If we fail to adequately address any deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, any deficiencies could prevent us from releasing our financial information and periodic reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to our consolidated financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain adequate internal controls over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also subject us to a risk of delisting by the NYSE Arca exchange and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

If we fail to comply with the NYSE Arca exchange listing standards and maintain our listing on the NYSE Arca exchange, our business could be materially harmed and our stock price could decline.

Our shares of common stock are listed on the NYSE Arca exchange. Pursuant to the Sarbanes-Oxley Act of 2002, national securities exchanges, including the NYSE Arca exchange, have adopted more stringent listing requirements. Although we have been approved to list shares of common stock on the NYSE Arca exchange, we may not be able to maintain our compliance with all of the listing standards of the NYSE Group. Any failure by us to maintain our listing on the NYSE Arca exchange could materially harm our business, cause our stock price to decline, and make it more difficult for our stockholders to sell their shares.

We rely on key personnel and the loss of key personnel or the inability to attract, train, and retain key personnel could have a negative effect on our business.

We believe our future success will depend to a significant extent on the continued service of our executive officers and other key personnel. Of particular importance to our continued operations are our executive management and technical staff. We do not have key person life insurance for any of our executive officers, technical staff or other employees. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. In recent years we have experienced turnover in several key positions.

Our future success also depends on our ability to attract, train, retain and motivate highly skilled technical and sales personnel. Since our Company has limited resources to attract qualified personnel, we may not be successful in recruiting, training, and retaining personnel in the future, which would impair our ability to maintain and grow our business.

Our limited cash resources have in the past required us to rely heavily on equity compensation to hire and retain key personnel, and we expect this to continue in the future. This practice may result in significant non-cash compensation expenses and dilution to our stockholders.

The large number of shares eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. If our officers, directors or employees sell shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 29.9 million shares were free of restrictive legend as of December 31, 2007, up from approximately 19.4 million and 11.5 million at the end of 2006 and 2005, respectively. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

Our reported financial results may be adversely affected by changes in U.S. generally accepted accounting principles.

U.S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our financial results. For example, prior to January 1, 2006, we were not required to record stock-based compensation charges for employee stock option grants if the employee’s stock option exercise price was equal to or exceeded the deemed fair value of the underlying security at the date of grant. However, beginning January 1, 2006 we are required to record the fair value of stock options as an expense in accordance with recent accounting pronouncements.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We lease our corporate office located at 5152 North Edgewood Drive, Suite 375, Provo, Utah. The corporate office has approximately 7,600 square feet of office space with monthly rent of approximately $13,900. The lease expires on August 31, 2011. On August 15, 2007, we entered into a sublease to expand our corporate offices by approximately 3,800 additional square feet with a monthly rent of $6,000. The sublease expires on July 31, 2008.

We also lease our transportation and industrial testing facility in Utah County, Utah. The testing facility has approximately 12,000 square feet with monthly rent of approximately $6,200. The testing facility lease expires on June 1, 2009. We expect that the corporate office and testing facility leases will be renewed or that alternative spaces will be obtained. The facilities are well maintained and in good condition.

We have entered into various geothermal and surface rights lease agreements, primarily through our wholly-owned subsidiaries, in which we obtained the right to begin the development and construction of geothermal power plants. These leased properties are included in our Power Systems segment and are classified either under well field development or undeveloped. Leased properties are classified under well field development on the date when drilling program begins for that property. All other properties prior to the date when a drilling program begins are considered undeveloped. The following table represents properties that are currently included in our drilling program at December 31, 2007:

State	No. of Leases	Acreage		Lease Expirations	Annual Delay Rental
Nevada	2	11,600	(a)	2017, 2056	$69,600
Utah	1	2,172		2017	$2,200

(a)	We also have rights to pursue three million additional acres of land with respect to which the land owner may have geothermal rights.

The following table presents undeveloped leased properties at December 31, 2007:

State	No. of Leases		Acreage		Lease Expirations	Annual Delay Rental
Nevada	10		20,800		2011, 2014,2017,2057	$58,200
Utah	46	(a)	98,647		2017	$99,000
California	—	(b)(c)	—	(b)(c)	—	—
New Mexico	1		2,500		2024	$5,000
Oregon, Washington	—	(d)	—	(d)	—	—

(a)	In September 2007, we entered into a geothermal resources lease agreement for the right to develop the geothermal resource on certain property in the State of Utah with a party that holds an undivided 75% interest on 11,294 acres.

(b)	In August 2007, we exercised an option for the right to develop the geothermal resources on 640 acres in California. Under our binding letter agreement with the property owner, upon exercise of the option, we agreed to create a joint venture agreement to hold permits and development rights that we will fully control. The joint venture is expected to be created during 2008.

(c)	Acreage excludes interest in approximately 11,000 acres of mineral rights in the State of California.

(d)	In November 2007, we exercised an option for the right to pursue the development of geothermal resources on four properties owned by International Paper, Inc. in the States of Oregon and Washington totaling 77,914 acres.

ITEM 3.	Legal Proceedings.

We have applied to the United States Patent and Trademark Office for federal trademark registration of our name, RASER, in connection with a number of goods and services including, among other things, electric motors for machines. In connection with our application no. 78/339,071, Razor USA LLC has initiated an opposition proceeding (“Opposition”) before the administrative body the Trademark Trial and Appeals Board (“TTAB”). We believe that the Opposition is without merit. Because the TTAB cannot award money damages, we believe the Opposition does not create a presently existing material loss contingency.

Raser is not subject of any other legal proceedings and we are unaware of any proceedings presently contemplated against Raser by any federal, state or local government agency.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to voters during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is listed on the NYSE Arca exchange under the trading symbol of “RZ.”

Below are the high and low closing sales prices for Raser common stock for each quarter of 2007 and 2006. Closing prices were obtained from the ArcaEx®, now “NYSE Arca.”

Fiscal 2006	Low	High
Quarter ended March 31, 2006	$13.10	$22.51
Quarter ended June 30, 2006	7.00	19.55
Quarter ended September 30, 2006	3.60	10.15
Quarter ended December 31, 2006	3.79	6.80

Fiscal 2007	Low	High
Quarter ended March 31, 2007	$4.89	$7.49
Quarter ended June 30, 2007	5.24	9.06
Quarter ended September 30, 2007	7.12	15.35
Quarter ended December 31, 2007	10.00	18.11

On March 7, 2008, the closing price for Raser common stock was $8.43 per share.

Holders.

As of December 31, 2007 there were approximately 363 holders of record of our common stock. This does not include an indeterminate number of stockholders who may hold their shares through a broker-dealer in “street name.”

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

Securities Authorized For Issuance under Equity Compensation Plans.

The following table sets forth the number of shares of our common stock underlying outstanding options and warrants that have been issued under our equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	2,864,333	$8.16	2,000,468
Equity compensation plans not approved by security holders	46,233	$7.05	—

Total	2,910,566	$8.14	2,000,468

In March 2004, our Board of Directors adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and our stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first day of each fiscal year, or an amount determined by the Board of Directors, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of December 31, 2007, we were authorized to issue up to 6,265,462 shares of common stock pursuant to the Plan.

From time to time, the Board of Directors approves, based upon the recommendation of management, the issuance of warrants or other securities to vendors, service providers, or individual participants in approved company financings as equity compensation. In 2007, we issued to a certain service provider, warrants to purchase 15,000 shares of our common stock at a strike price of $12.06 per share as compensation for investor relations services provided to us.

Recent Sales of Unregistered Securities.

On January 16, 2007, we issued 5,000 shares of our common stock to Richard Guelich and Charles McGee in connection with a geothermal lease agreement between us and Mr. Guelich and Mr. McGee. The 5,000 shares represented part of the initial consideration we agreed to pay Mr. Guelich and Mr. McGee pursuant to the lease. The value of these shares based on the closing price of our common stock on the date of issuance was $27,350.

On March 2, 2007, we issued 2,500 shares of our common stock to Kenneth, Barbara and Ty Berg (“the Bergs”) in connection with a geothermal lease agreement between us and the Bergs. The 2,500 shares represented part of the initial consideration we agreed to pay the Bergs pursuant to the lease. The value of these shares based on the closing price of our common stock on the date of issuance was $12,450.

On March 22, 2007, we issued 200,000 shares of our common stock to certain designees of Objective Equity, LLC for services in connection with our March 31, 2007 private equity placement. The value of these shares based on the closing price of our common stock on the date of issuance was $990,000.

On March 30, 2007, we issued 2,693,552 shares of common stock to Heartland Value Fund, S.A.C. Capital Associates, LLC, Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Aurarian Capital Partners II LP, Aurarian Offshore Ltd., Hudson Bay Fund LP, Hudson Bay Overseas Fund LT, Reynold and Wendy S. Roeder, JTWROS (collectively, the “Purchasers”), pursuant to a Securities Purchase Agreement. Reynold Roeder, one of the Purchasers in the private placement, serves as a director of our Company. Pursuant to the terms of the Securities Purchase Agreement, the Purchasers purchased 2,693,552 shares of common stock at a fixed price of $4.65 per share. The gross proceeds from the private placement were $12,525,001, before deducting fees and commissions. We paid commissions of $671,250 to a placement agent in connection with the closing of the private placement. We also issued to each Purchaser warrants (“Warrants”) to acquire additional shares of common stock equal to 35% of the shares of common stock issued to the Purchasers in the private placement. Accordingly, Warrants to purchase 942,739 shares of common stock were issued to the Purchasers at a strike price of $6.05 per share. All of these warrants were exercised in 2007. In addition to the commissions described above, our placement agent also received Warrants to purchase 94,273 shares of common stock at a strike price of $6.05 per share as a fee for successfully completing the financing. All of these warrants were exercised in 2007.

On May 24, 2007, we issued 15,000 shares of our common stock to Cummins and Barnard, Inc. as compensation for engineering services provided to assist with the development of our geothermal power plants. The value of these shares based on the closing price of our common stock on the date of issuance was $110,250.

On October 25, 2007, we issued warrants to purchase 15,000 of our common stock to Hayden Communications, Inc. as compensation for investor relations services provided to us. The warrants expire in four years and contain a strike price of $12.06 per share. The fair value of the warrants based upon the Black-Scholes pricing model on the date of issuance was $118,889.

We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act, for the private placement of these securities pursuant to Section 4(2) of the Securities Act and/or Regulation D thereunder because the securities were sold in a transaction not involving a public offering.

ITEM 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. We have derived the selected consolidated financial data related to the statements of operations for the years ended and as of December 31, 2007, 2006 and 2005 from our audited consolidated financial statements set forth in Part II Item 8 of this annual report. We have derived the selected consolidated financial data related to the balance sheets for the years ended December 31, 2005, 2004 and 2003 from our audited consolidated financial statements not included herein.

The information set forth below should be read in conjunction with Part II Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements set forth in Part II Item 8 of this annual report.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenue	$320,072	$122,732	$331,735	$30,000	$—
Operating Loss	(16,470,445)	(19,259,166)	(9,543,579)	(6,791,011)	(1,156,143)
Net Loss Applicable to Common Stockholders	(15,749,005)	(18,488,936)	(14,609,056)	(11,282,781)	(2,048,735)
Net Loss per Common Share (basic and fully diluted)	(0.29)	(0.36)	(0.29)	(0.24)	(0.05)
Total Assets	23,784,453	11,405,447	19,564,651	2,996,554	299,874
Total Stockholders’ Equity	$19,451,477	$10,710,201	$19,194,512	$2,961,557	$203,328

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth in Part I of this report under “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I Item 1A and elsewhere in this report. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected financial performance.

Overview

We are an environmentally-focused geothermal power development and technology licensing company. We operate in two business segments: Power Systems and Transportation and Industrial Technology. Our Power Systems segment is seeking to develop clean, renewable geothermal electric power plants and bottom-cycling operations. Our Transportation and Industrial Technology segment focuses on using our Symetron™ technology to improve the efficiency of electric motors and related components. Through these two business segments, we are employing a “Well to Wheels” strategy in an effort to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our “Well to Wheels” strategy, we aim to become both a producer of clean, geothermal electric power as well as a provider of technologies that improve the efficiency of electric motors used in hybrid electric vehicles and other applications.

Sources of Revenue

To date, our primary source of revenue has been from research and development subcontracts, administered through contractors with certain government agencies. Pursuant to these subcontracts, we perform engineering design, development and testing activities in an effort to demonstrate that specific applications of our technology are viable. We expect to continue to generate modest revenues from research and development contracts and subcontracts awarded by government agencies and private companies as we seek to commercialize our technologies.

We are seeking to generate new revenues from both of our business segments. Our Power Systems segment is seeking to generate revenues from the geothermal power plants it intends to develop. Our Transportation and Industrial Technology segment is seeking to generate revenues by licensing our SymetronTM technologies to third parties. Although progress is being made by each of our business segments, significant revenues may not be generated by either of our segments for several years, if at all.

Significant Expenses

We have incurred significant losses since our inception. As of December 31, 2007, we had incurred an accumulated deficit and deficit accumulated after re-entry into the development stage of approximately $51.2 million on cumulative revenues since inception of approximately $805,000. Our net losses before preferred stock dividends for the year ended December 31, 2007, 2006 and 2005 totaled $15.7 million, $18.5 million and $8.9 million, respectively.

During the twelve months ended December 31, 2007 our average monthly cash expenditure rate for operations increased to $1.0 million per month from approximately $0.7 million per month for the twelve months ended December 31, 2006. The higher spending rate primarily reflects increased employment levels and prospecting and exploration costs associated with geothermal power plant development. We expect that our average monthly cash expenditure rate will continue to increase as we implement our plans to develop geothermal power plants.

For the year ended December 31, 2007, our operating expenses consisted primarily of cost of sales, general and administrative expenses, power project development expenses and research and development expenses. Prior to 2007, our power project development expenses were considered immaterial and were included in general and administrative expenses. Consequently, for the years ended December 31, 2006 and 2005, our operating expenses consisted primarily of cost of sales, general and administrative expenses and research and development expenses.

Cost of sales for each of the periods presented includes the direct labor, materials and overhead expenses required to perform work on research and development subcontracts. These subcontracts relate to certain potential applications of the technologies our Transportation and Industrial Technology segment is seeking to commercialize.

General and administrative expenses for all periods presented include expenses related to our marketing, sales, accounting, legal, investor relations, human resources and other administrative functions. Non-capitalized expenses associated with our Power Systems segment prior to 2007, which primarily related to prospecting and exploration, were also included in general and administrative expenses. General and administrative expenses also include non-cash equity-based compensation paid to employees, consultants and service providers. We have made significant use of non-cash equity-based compensation to conserve cash and provide incentives to our employees. We expect to continue to use equity-based compensation to provide incentives to our employees and certain service providers.

Power project development expenses prior to 2007 were immaterial and were included in general and administrative expenses. Power project development expenses for the year ended December 31, 2007 primarily include professional services for mapping, environmental and geological studies, and other prospecting costs related to the exploration for geothermal resources. We expect that our power project development expenses will increase in future periods as we pursue the development of additional power projects and continue to explore for geothermal resources.

Research and development expenses for all periods presented primarily include the costs incurred by our Transportation and Industrial Technology segment in connection with engineering design, development and testing of the technologies it is seeking to commercialize. Total engineering expenses for each period are allocated between cost of sales and research and development based on the engineering time and expenses by project. While we do not expect our research and development expenses to increase significantly in future periods, our research and development expenses will increase as we pursue additional opportunities to commercialize our technologies.

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

Regarding all of these policies, we caution that future results rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	Revenue recognition

•	Allowance for uncollectible accounts

•	Impairment of long-lived assets (tangible and intangible)

•	Asset retirement obligations

•	Valuation allowance against deferred income taxes

•	Stock based compensation

•	Business combinations

•	Successful efforts method of accounting for geothermal energy activities

Revenue Recognition. Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition, as amended. Although we have earned limited revenue since inception, we expect to earn revenue in the future through both of our business segments.

Our only current source of revenue is generated through our Transportation and Industrial Technology segment from subcontracted engineering services for a governmental agency in accordance with specific performance criteria. This revenue is recognized under the percentage of completion method. Costs incurred to achieve the performance criteria are deferred and recognized concurrent with the recognition of revenue unless they are determined to be unrecoverable. For contracts in which the fee is estimated to equal 100% of the cost to complete the contract, we recognize revenue as the cost is incurred to complete the project using zero as our estimate of profit under the percentage-of-completion method. If estimated costs exceed projected revenues for a reporting period, we recognize a loss on the contract. Under the percentage of completion method, changes in the estimated time and cost to complete the contract may affect the time period over which the unrecognized revenues and related costs are recognized.

The primary sources of anticipated revenue for our Power Systems segment are expected to be long-term power purchase agreements with public and municipal electric utilities. These agreements typically provide for payments based upon a per kilowatt hour generation of electricity. We also expect to earn revenue from fees and other distributions paid to us by project entities, primarily capitalized by financing partners for the allocation of certain tax attributes associated with the geothermal power plants we intend to develop. Intercompany power systems revenue generated from royalties, leases, and operating fees for managing the construction and operations of the geothermal power plants we intend to develop will be eliminated in the consolidation of our financial statements.

In the future, we expect that our Transportation and Industrial Technology segment will generate revenue from contracted and subcontracted engineering services. Recognition of revenue related to engineering services will depend on whether the revenue is non-refundable, based upon performance criteria milestones, or contingent on deliverables required by the applicable agreement. If the fee is non-refundable, we have no specific milestones to meet, and there are no required performance criteria, we will recognize the revenue as the cost is incurred to complete the project on the percentage of completion basis. For agreements with specific milestones that must be met before payment becomes due, we will recognize the revenue at the completion of each milestone on the percentage of completion basis. Costs incurred to achieve the milestones will be deferred until the recognition of the related revenue unless such costs are determined not to be recoverable. For payments that are contingent on deliverables required by the applicable agreement, the revenue will be recognized when the performance is complete. Costs incurred relating to the performance of the applicable agreement are expensed as research and development costs when incurred.

We also expect our Transportation and Industrial Technology segment to generate future revenue from fees received for the license of our technologies. Recognition of license fee revenue will occur when a signed agreement exists with the customer, the price is fixed or determinable, we have delivered the license to the customer, collection of the license fee is reasonably assured, and we have no ongoing or future service obligation. If the applicable license agreement requires us to provide services in connection with the license over a period of time, the license fee revenue will be recognized ratably over such period.

Allowance for Uncollectible Accounts. Contractual rights to future payments associated with trade accounts receivable and notes receivable are evaluated to determine the likelihood of collecting amounts due. The evaluation includes a review of available financial information related to the debtors’ ability to pay, historical payment pattern, security positions, government regulations, most recent communications and an assessment of current economic conditions in determining the net realizable value of our receivables. We also review our allowance for uncollectible accounts in aggregate for adequacy following this assessment. Changes in the customer’s economic environment could reduce our ability to fully collect the receivable.

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

Costs incurred to acquire unproved geothermal properties are capitalized and not amortized until viable resources are discovered. Once viable resources are discovered, the property is classified as a “proved property” and capitalized costs are amortized. Exploration costs including costs of carrying and retaining undeveloped properties, such as delay rentals, certain taxes on the properties, legal costs for title defense, and the maintenance of land and lease records are expensed when incurred. Assuming they cannot be used as re-injection wells, unsuccessful exploration or dry hole wells on unproved properties are expensed in the period in which the wells are determined to be dry. Dry hole wells on proved property are capitalized and amortized. Unsuccessful exploration or drilling could result in a significant increase in expenses during the period of determination due to the write-off of previously capitalized assets. We are currently assessing which generally accepted accounting principle method to use for depletion.

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

Asset Retirement Obligations. We expect to incur certain liabilities related to the retirement of assets in connection with the geothermal power plants our Power Systems segment intends to develop. These liabilities will include our obligations to plug wells upon termination of our operating activities, dismantle geothermal power plants upon cessation of operations and perform certain remedial measures related to the land on which such operations were conducted. When a new liability for an asset retirement obligation is recorded, we will capitalize the costs of such liability by increasing the carrying amount of the related long-lived asset. Such liability will be accreted to its present value each period, and the capitalized cost will be amortized over the useful life of the related “proved” asset or written off when the project is determined unsuccessful. At retirement, an entity will either settle the obligation for its recorded amount or incur a gain or a loss with respect thereto, as applicable. We will estimate the costs related to such liabilities, and if such estimates are incorrect, then the capitalized costs and carrying amount of the related long-lived asset will change, which could affect our consolidated financial condition and results of operations.

Valuation Allowance Against Deferred Income Taxes. Deferred income tax assets and liabilities are recorded when there is a difference between the financial reporting and tax treatment of financial transactions. We recorded a valuation allowance to offset the entire net deferred tax asset as of December 31, 2007, 2006 and 2005, respectively. The valuation allowance was recorded due to the losses incurred and the uncertainties regarding the future taxable income and recoverability of such deferred tax assets. We continually evaluate the estimated recoverability of deferred tax assets.

Stock Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). Under the revised standard, companies may no longer account for share-based compensation transactions, such as stock options, restricted stock, and certain other potential payments using the intrinsic value method as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Instead, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest due to the fact that service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as when stock options expire “out-of-the-money,” or when options expire unexercised. The new standard was adopted using the modified prospective method and beginning with the first quarter of 2006, we record compensation expense in accordance with SFAS 123R’s transition provision. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods have not been restated to reflect the impact of adopting the new standard.

Stock options and warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123R and Emerging Issues Task Force, (EITF 96-18) “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods, or services.” These standards require expense recognition based on the fair value of the options and warrants granted. We calculate the fair value of options and warrants granted by using the Black-Scholes option pricing model as of either the grant date or performance completion date, as applicable. We base our Black-Scholes assumptions used to calculate the fair value of equity instruments on certain historical and estimated future events. In the event that such estimates are incorrect, then the equity based expenses will change and as a result may affect our consolidated financial condition and results of operations.

We have issued shares of common stock to certain employees and directors as payment for services and have entered into agreements to issue stock over a specified vesting period. We have also issued shares of common stock to non-employees as payment for services and have entered into agreements to issue stock either when a performance condition has been completed or based upon a specified vesting period. Stock issued for services, to both employees and non-employees, is valued based on the fair value on either the grant date or the performance completion date as required by SFAS No. 123R and EITF 96-18 and is recognized over the requisite service period.

Successful Efforts Method of Accounting for Geothermal Energy Activities. The SEC has prescribed financial accounting and reporting standards for companies engaged in oil and gas producing activities. While these standards do not apply, by their terms, to geothermal energy activities, we believe these standards set forth the accepted standards for companies engaged in geothermal energy activities. Regulation S-X prescribes two methods of accounting for oil and gas producing activities: the successful efforts method and the full cost method. We account for our geothermal properties using the successful efforts method of accounting. Under this method, lease acquisition costs including lease bonuses, legal costs, permit costs, and the fair value of other forms of compensation to acquire the lease are capitalized as unproved property when incurred. Exploration costs including costs of carrying and retaining undeveloped properties, such as delay rentals, certain taxes on the properties, legal costs for title defense, and the maintenance of land and lease records are expensed when incurred. Once viable resources are discovered, the property is classified as a “proved property” and capitalized costs are amortized. Management is currently assessing which generally accepted accounting principle method to use for depletion. Assuming they cannot be used as re-injection wells, unsuccessful exploration or dry hole wells on unproved properties are expensed in the period in which the wells are determined to be dry. Dry hole wells on proved property are capitalized and amortized. Unsuccessful exploration or drilling could result in a significant increase in expenses during the period of determination due to the write-off of previously capitalized assets.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Revenue	$320,072	$122,732	$331,735

Operating expense
Cost of sales	627,207	438,278	481,946
General and administrative	10,135,307	15,050,080	7,331,318
Power project development	2,637,315	—	—
Research and development	3,390,688	3,893,540	2,062,050

Total operating expenses	16,790,517	19,381,898	9,875,314

Loss from Operations	(16,470,445)	(19,259,166)	(9,543,579)
Interest income	752,599	874,831	574,972
Gain on mark-to-market of derivative instruments	—	—	37,117
Loss on the sale of securities	—	(8,512)	(1,326)
Series B warrant registration costs	(31,159)	(96,089)	—

Loss before income taxes	(15,749,005)	(18,488,936)	(8,932,816)
Income tax benefit	—	—	—

Net loss	(15,749,005)	(18,488,936)	(8,932,816)
Preferred stock dividends	—	—	(7,536)
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	—	—	(5,668,704)

Net loss applicable to common stockholders	$(15,749,005)	$(18,488,936)	$(14,609,056)

Loss per common share-basic and diluted	$(0.29)	$(0.36)	$(0.29)

Weighted average common shares-basic and diluted	54,197,000	50,745,000	49,882,000

Comparison of Years Ended December 31, 2007 and 2006

Revenue

During the year ended December 31, 2007, we recognized revenue totaling $0.3 million. Revenue increased over 2006 as a result of progress toward completion of our research and development subcontract with ARINC. Our work on the ARINC subcontract began in October 2006. We account for this subcontract on a percentage of completion basis.

Revenue for the year ended December 31, 2006 included $0.1 million of revenue recognized on our research and development subcontract with Advanced Energy, which was completed in 2006. This subcontract allowed for reimbursement of a percentage of our incurred costs, and was accounted for on a percentage of completion basis.

Operating expenses

Cost of sales. We reported cost of sales for the years ended December 31, 2007 and 2006 totaling $0.6 million and $0.4 million, respectively. The increase in cost of sales for 2007 compared to the prior year is primarily related to a $342,000 loss during the first quarter of 2007 resulting from costs greater than originally anticipated to complete the ARINC subcontract objectives.

General and administrative. General and administrative expenses decreased from approximately $15.1 million for the year ended December 31, 2006 to approximately $10.1 million for the year ended December 31, 2007. This decrease is due primarily to a reduction in equity-based non-cash employee compensation expense, which declined to $2.7 million in 2007 compared to $7.7 million in 2006. Equity- based non-cash compensation expense was higher in 2006 due to the vesting of a larger number of executive stock and option grants. Equity-based non-cash service provider compensation for 2007 decreased by approximately $0.4 million from 2006 due to the issuance of fewer shares to service providers. 300,000 shares of common stock were issued to a provider of financial services in 2006 while 200,000 shares of common stock were issued to a provider of financial advisory services in connection with our private equity placement in 2007. Other employment related costs increased by approximately $0.2 million during 2007 compared to 2006, reflecting higher average salaries and employment levels. Professional service expenses remained relatively constant during the year ended December 31, 2007 compared to the prior year. Office expenses increased by approximately $0.1 million during 2007 as compared to 2006 due to the general increase in employment levels.

Power project developments. Power project development expenses during the year ended December 31, 2007 totaled $2.6 million. Equity-based non-cash employee and contractor compensation totaled $0.4 million. Employment related costs for power project development employees totaled $0.9 million and professional services relating to geological consulting totaled $1.3 million.

Research and development. Research and Development expense decreased from $3.9 million in the year ended December 31, 2006 to $3.4 million for the year ended December 31, 2007. Equity based non-cash employee compensation decreased by approximately $0.8 million from the year ended December 31, 2006 to the current year period. The decrease resulted from the timing of issuing share grants to research and development employees. Cash based employee compensation decreased by approximately $0.1 million from the year ended December 31, 2006 to the current year period reflecting a slight reduction in the number of employees performing research and development activities. The portion of engineering expenses that could be attributed to cost of sales increased during the year ended December 31, 2007 over the comparable 2006 period by approximately $0.1 million primarily due to the increased materials consumed in testing.

Interest and other income. Interest income for the year ended December 31, 2007 decreased slightly from the prior year period from $0.9 million to approximately $0.8 million. The decrease is primarily due to higher average monthly cash balances in the prior year.

Comparison of Years Ended December 31, 2006 and 2005

Revenue

During the year ended December 31, 2006, we recognized revenue totaling $0.1 million. Revenue decreased compared to 2005 as a result of the completion of our subcontract with Advanced Energy in 2006. This contract allowed for reimbursement of a percentage of our incurred costs, and was accounted for on a percent completion basis. We recognized revenue totaling $0.3 million for the year ended December 31, 2005 from a combination of sources, including our contract with Advanced Energy, a Small Business Innovative Research Grant with the U.S. Army, and various other contracts.

Operating expenses

Cost of sales. We reported cost of sales for the years ended December 31, 2006 and 2005 totaling $0.4 million and $0.5 million, respectively. The decrease from the prior year is primarily related to completion of the Advanced Energy subcontract in 2006.

General and administrative. General and administrative expenses increased from approximately $7.3 million for the year ended December 31, 2005 to approximately $15.1 million for the year ended December 31, 2006. This increase was due primarily to an increase in equity-based non-cash employee compensation expense, which increased from $7.7 million in 2006 compared to $2.2 million in 2005. This increase reflects the vesting of a larger number of executive stock and option grants during 2006. Equity-based non-cash service provider compensation for 2006 increased by approximately $0.8 million from 2005 due to the issuance of shares of common stock to a financial services provider. Other employment related costs increased by approximately $0.5 million during 2006 compared to 2005, reflecting higher average salaries and employment levels. Professional service expenses also increased by approximately $0.7 million in the year ended December 31, 2006 compared to 2005. The higher professional service fees in 2006 were due primarily to higher legal fees resulting from a terminated merger agreement with a former merger candidate.

Research and development. Research and Development expense increased from $2.1 million in the year ended December 31, 2005 to $3.9 million for the year ended December 31, 2006. Equity-based non-cash employee compensation included in research and development expense for 2006 increased by approximately $1.0 million compared to 2005, reflecting the expense of options and new equity grants to attract key employees. Cash-based employee compensation included in research and development for 2006 increased by approximately $1.0 million compared to 2005 reflecting both a higher number of employees and higher salary levels. The portion of engineering expenses that could be attributed to cost of sales was lower in the year ended December 31, 2006 than the comparable 2005 period by approximately $0.2 million primarily due to the timing between subcontracts.

Interest and other income. Interest income increased approximately $0.3 million for 2006 over the prior year reflecting higher commercial interest rates and the 10% interest rate earned on a note payable by Amp Resources to us. Interest income includes approximately $0.4 million related to the note receivable from Amp Resources during the year ended December 31, 2006. The increase in interest and other income was partially offset by increased Series B warrant registration costs of $0.1 million due to our failure to maintain a continuously effective registration for the common shares issuable upon exercise of the Series B warrants.

Liquidity and Capital Resources

Cash and Cash Equivalents	2007	2006	2005
Cash	$516,938	$157,746	$613,901
Certificate of deposit (unrestricted portion)	325,000	—	—
Money market account	5,070,272	3,193,822	16,843,616

Total	$5,912,210	$3,351,568	$17,457,517

Since inception, we have funded our operations primarily through the sale of equity instruments and borrowings. Most recently, in March 2007, we raised gross proceeds of $12,525,001, before deducting fees and commissions, pursuant to the private placement of 2,693,552 shares of our common stock. In connection with the private placement, we also issued 1,037,012 warrants that were called in August 2007, resulting in additional proceeds totaling $6.3 million.

At December 31, 2007, we had approximately $5.9 million in cash and cash equivalents. Our operating activities used approximately $6.7 million, $7.9 million, and approximately $4.5 million of cash during the years ended December 31, 2007, 2006 and 2005, respectively.

We have incurred substantial losses since inception and we are not operating at cash breakeven. Our independent auditors have expressed doubt about our ability to continue as a going concern. Their report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to the lack of sufficient capital, as of the date their report was issued, to support our business plan through the end of 2008. Our continuation as a going concern is dependent on efforts to raise additional capital, increase revenues, reduce expenses, and ultimately achieve profitable operations. If substantial losses continue, or if we are unable to raise sufficient, additional capital on reasonable terms, liquidity concerns may require us to curtail operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to execute our plans and continue our operations.

In addition to funding for general corporate purposes and certain other expenses, we will need to finance each of the geothermal power projects we intend to develop. As more fully described below, we have entered into a Commitment Letter with Merrill Lynch. The Commitment Letter sets forth certain general terms relating to the structure and financing of up to 155 MW of geothermal power plants we intend to develop and includes a financing commitment from Merrill Lynch with respect to a 10.5 MW plant we intend to develop in Nevada. The funding of the commitment for the Nevada plant remains subject to certain conditions. If Merrill Lynch elects to provide or arrange a financing commitment with respect to any additional projects, such financing commitment will be subject to satisfactory due diligence, the execution of a separate commitment letter relating to such project and certain other conditions.

Even if we are able to obtain funding for the development of projects pursuant to the Commitment Letter, we will need additional financing to cover general operating expenses, well field development and certain other development expenses that are not covered by the Commitment Letter. We will most likely seek funding for these expenses, as necessary, through the issuance of debt, preferred stock, equity or a combination of these instruments if available on reasonable terms or at all.

As part of our geothermal power project development efforts, we have made a variety of financial commitments. Currently, our most significant financial commitments relate to our obligations under our purchase agreements with UTCP. These purchase agreements allow us to order and purchase turbine generators and other major components for use in the geothermal power plants we intend to develop. We are currently obligated to pay UTCP $25.1 million in 2008 and $1.6 million per year beginning in 2009 and continuing through 2012. In connection with the Lightening Dock Purchase, we also executed a promissory note in February 2008 whereby we agreed to pay to Lightening Dock $900,000 in principal plus $50,000 in interest charges on or before January 5, 2009. We expect to fund these obligations primarily through the financing commitments we intend to seek for the power projects we intend to develop. However, we may need to obtain financing for a portion of these commitments from other sources.

We also have obligations to pay delay rentals and other expenses associated with the geothermal resources on properties in which we have acquired an interest. Generally, these obligations will not be financed as part of a financing commitment for a specific power project, and we will need to finance the payment of these obligations from other sources.

Our Commitment Letter with Merrill Lynch

On January 16, 2007, we, together with our wholly-owned subsidiary, Truckee Geothermal No. 1 SV-01, LLC (the “Subsidiary”), entered into the Commitment Letter with Merrill Lynch. The Commitment Letter sets forth general terms relating to the structuring and financing of up to 155 Megawatts (“MW”) of geothermal power plants we intend to develop, including a financing commitment (the “Truckee Commitment”) from Merrill Lynch to provide non-recourse financing for the construction of a 10.5 MW geothermal power plant in Nye County, Nevada (the “Truckee Plant”), subject to certain conditions as described below. In connection with the Commitment Letter, we also granted to Merrill Lynch warrants to purchase up to 3,700,000 shares of our common stock, subject to vesting requirements associated with the financing of each of the power plants.

The Truckee Commitment is for up to $44 million, including approximately $38.4 million in the form of 15-year fully amortizing notes, to fund approximately $33 million of total construction costs, plus reserve accounts, accrued interest, transaction fees and other costs. The balance of the commitment is attributable to a letter of credit to be required under a power purchase agreement. The interest rate payable by us on the amortizing notes will be equal to LIBOR plus 500 basis points, swapped to a fixed rate of interest, determined at the time of funding. The Truckee Commitment is subject to certain conditions precedent including, due diligence, the absence of a material adverse change, receipt of all necessary internal approvals by us and Merrill Lynch, acquisition of the Class A Interest (as defined below) in the Truckee Plant by a third party other than Merrill Lynch unless Merrill Lynch purchases such interest (at its discretion and subject to certain conditions), Merrill Lynch’s satisfaction with the final financial and tax model upon which the Truckee Commitment is based, and the satisfaction of certain other customary conditions, including, but not limited to, execution of a power purchase agreement, satisfactory validation of the geothermal resource by a third-party geothermal consultant, and a final report on the project by an independent engineer.

The Subsidiary is a special purpose entity formed for the purpose of developing and operating the Truckee Plant. The Subsidiary will be responsible for the debt service, all maintenance and operations expenses and various fees and distributions to the owners of the Subsidiary. Ownership of the Subsidiary will be divided into the “Class A Interest,” to be owned by Merrill Lynch or a third party and the “Class B Interest,” to be owned by us. It is the intention of the parties that the Truckee Plant will qualify to receive tax credits and other benefits under the Internal Revenue Code of 1986, as amended, for geothermal power plants. During the first ten years of operations, the holder of the Class A Interest will be allocated 95% of the income and the tax benefits of the Subsidiary and make required capital contributions to the Subsidiary, while the Class B Interest will receive 95% of the cash available for distribution, subject to certain priority distributions. The Class A capital contributions, together with cash received by the Subsidiary for the sale of electrical power, are expected to enable the Subsidiary to service the debt financing and cover operating expenses, as well as pay certain fees and distributions to the holders of the Class A Interest and Class B Interest. The finance structure is designed to convey the economic benefit to us through the payment of fees and cash distributions to us based upon both the successful completion of the Truckee Plant and attainment of on-going operational targets. After the first ten years of operation, the income and the tax benefits allocated to the Class A and Class B Interests will change so that the Class B Interest will receive 95% of income and cash distributions and the Class A Interest will receive 5% of such benefits. At that point, we will have the option to purchase the Class A interests in order to obtain 100% ownership of the project. The Commitment Letter contemplates that any additional financing commitments provided in accordance with the Commitment Letter will be structured in a similar manner unless agreed otherwise by both parties.

If the Truckee Plant is constructed and placed into service, our share of fees and cash distributions from the Subsidiary is estimated to be approximately $4 million per year in gross fees and distributions during the Truckee Plant’s first three years of operations, after maintenance, operating expenses and debt service. After the first three years of operations, our share of fees and distributions will be reduced until the Subsidiary repays the debt financing. As a result, our average share of gross fees and distributions is estimated to be $2.5 million per year for the first ten years of operations. After the debt is retired in year 15 of operations, we expect to receive gross distributions of more than $5 million per year, or net after-tax distributions of approximately $3.5 million per year, for the remaining life of the Truckee Plant. The expected useful life of the Truckee Plant is approximately 35 years.

Including the Truckee Commitment, the Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop, other than certain excluded financings. Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55MW of geothermal plants to be developed by us. If Merrill Lynch provides a financing commitment proposal with respect to any future projects, such financing commitment will be subject to satisfactory due diligence and certain other conditions and the execution of a separate commitment letter relating to such project. Until Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we are generally obligated to accept any financing commitment proposed by Merrill Lynch that has terms similar to or more favorable than the financing commitment relating to the Truckee Plant. After Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we may enter into certain excluded financings with parties other than Merrill Lynch.

The timing of construction for the geothermal power plants we intend to develop, as well as the specific sites we choose to develop and construct, will depend on a number of factors, including drilling results, permitting and our ability to obtain adequate financing. Although the Commitment Letter includes the Truckee Commitment relating to the Truckee Plant, our development efforts at this site may not progress as rapidly as our development efforts at other sites. As a result, we may seek to finance and construct geothermal power plants on other sites prior to the completion of construction of the Truckee Plant. At the time we entered into the Commitment Letter, we believed it was likely that we would fund and construct the Truckee Plant earlier than the other sites we intend to develop. However, based on the fact that some of the other projects are progressing more rapidly than the Truckee project, it is likely that we will seek financing under the Commitment Letter to fund construction at one or more other sites prior to funding and constructing the Truckee Plant.

As part of the Commitment Letter, we have agreed to pay Merrill Lynch certain non-refundable structuring fees in connection with the closing of each funding transaction. The structuring fees will initially be 4%, but will decrease for future financings once the cumulative financing commitment under the Commitment Letter reaches certain levels.

As additional consideration, we granted Merrill Lynch warrants to purchase our common stock. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. The exercise price of the warrants will range from $14.98 to $19.71 per share, subject to adjustment upon any dilutive issuance by the company. In general, warrants that vest in connection with the funding of earlier projects will be greater in number and have a lower exercise price, and warrants that vest in connection with the funding of later projects will be fewer in number and have a higher exercise price. Under certain circumstances, a reduced percentage of the warrants will vest if we reject a Merrill Lynch funding proposal for a project and subsequently obtain funding for such project from another party or, in certain circumstances, from Merrill Lynch. Any vested warrants may be called for cancellation by us if certain conditions have been met, including minimum market price requirements relating to our common stock. We have agreed to grant additional warrants to Merrill Lynch upon funding of any of the additional 55 MW of geothermal power projects with respect to which Merrill Lynch has a right of first refusal. The exercise price of any such additional warrants will be based on the volume weighted average price of our common stock over a 20 consecutive trading day period prior to the issuance of such warrants. Pursuant to a registration rights agreement between us and Merrill Lynch, we have agreed to file one or more registration statements covering the resale of the warrants issued pursuant to the Commitment Letter, as well as the resale of the shares of common stock issuable pursuant to the exercise of such warrants.

Consolidated Statements of Cash Flows

Operating Activities. Cash consumed by operating activities for the year ended December 31, 2007 consisted primarily of a net loss of approximately $15.7 million, adjusted for approximately $4.9 million of stock-based compensation and stock issued for services. Interest receivable at December 31, 2007 decreased by approximately $0.4 million compared to December 31, 2006 as a result of the repayment of a note receivable in March 2007. Accounts payable and accrued liabilities increased $3.7 million to $4.3 million at December 31, 2007 due primarily to accrued fees for professional services relating to well field development and design and the Commitment Letter. Other current assets increased by approximately $0.3 million reflecting an increase in prepaid insurance during 2007.

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

Cash consumed by operating activities for the year ended December 31, 2005 consisted primarily of a net loss of approximately $8.9 million, adjusted for approximately $2.7 million of stock-based compensation and approximately $0.6 million of stock grants and options issued for services.

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. However, as of December 31, 2007, cash in our money market account was invested with AIM Funds earning 4.93 percent interest and totaled $5.1 million. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 4.11 percent per annum and totaled $0.5 million at December 31, 2007.

Investing activities consumed approximately $9.9 million in the year ended December 31, 2007, reflecting deposits of $3.6 million towards the purchase of electric turbines for use in the geothermal power plants we intend to develop. We have also made deposits of $0.6 million to fulfill certain bonding requirements in connection with certain testing equipment and prototypes used by our Transportation and Industrial Technology segment. During 2007, we also purchased $4.8 million of equipment for geothermal well field development projects in Nevada and Utah. We also paid $5.4 million in connection with the acquisition of leases and the exercise of certain options relating to interests in unproved geothermal properties, including $4.1 million for the purchase of a lease giving us the rights to develop geothermal power plants on certain BLM property in New Mexico. During 2007, we also purchased certain power project development equipment for $0.6 million. Additionally, we paid approximately $0.3 million on equipment and fees relating to filings for patents and trademarks. These expenditures were partially offset by cash provided by investing activities, including the collection in full of a note receivable in the amount of $5.0 million and a change in the status from restricted to unrestricted of $0.3 million of our certificate of deposit.

Investing activities consumed approximately $6.5 million in the year ended December 31, 2006, reflecting loans extended under a promissory note receivable from a former merger candidate of approximately $5.5 million, offset by the sale of short-term investments of approximately $0.5 million. Expenditures of approximately $0.8 million in the year ended December 31, 2006 were related to our unsuccessful acquisition, and were consequently reflected as an investing activity rather than an operating activity. Additionally, we spent approximately $0.7 million on equipment and fees relating to filings for patents, trademarks, and the acquisition of a heat transfer technology license.

Investing activities consumed approximately $2.6 million during 2005. Expenditures of approximately $1.0 million in 2005 were related to an unsuccessful acquisition. Consequently, these expenditures were reflected as an investing activity rather than an operating activity. During 2005, we invested $0.5 million in a low risk short-term instrument and purchased a certificate of deposit in the amount of approximately $0.4 million to secure our employee credit card facility. Our capital expenditures totaled approximately $0.6 million for the year ended December 31, 2005.

Financing Activities. Financing activities provided approximately $19.1 million, $0.3 million and $21.9 million of cash in the year ended December 31, 2007, 2006 and 2005, respectively. We completed the private placement of 2,693,552 shares of our common stock on March 30, 2007. We received net proceeds of $11.9 million from this private placement transaction. As part of the private placement transaction, we issued warrants to purchase an aggregate of 1,037,012 shares of common stock at an exercise price of $6.05 per share to the purchasers of our common stock and the placement agent. During August 2007, all of these warrants were exercised and we received approximately $6.3 million of proceeds for the purchase of the 1,037,012 shares.

During 2007, we also received approximately $0.9 million from the exercise of other outstanding stock options and warrants. Financing activities in 2006 provided approximately $0.3 million from the exercises of common stock options and warrants. Financing activity in 2005 consisted of approximately $18.4 million in net proceeds from our Series C convertible preferred financing, approximately $3.0 million from the exercise of common stock warrants and $0.5 million from the exercise of employee stock options.

As of December 31, 2007, we had stockholders’ equity of approximately $19.5 million and approximately $5.9 million in cash and cash equivalents. Our cash balance, together with cash anticipated to be provided by customer sales will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the year ending December 31, 2008. To strengthen our financial position, we intend to seek additional funding to be used for general corporate purposes, as well as up front geothermal development activities, including advancing well field development activities and project permitting. We intend to seek funding for our capital needs through either debt or equity financing or a combination thereof. We expect that we will be able to secure sufficient financing to satisfy our anticipated cash requirements for normal operations and capital expenditures through at least December 31, 2008. As more fully described below, we intend to seek separate financing commitments with respect to each geothermal power project we intend to develop in order to fund construction and other development costs. Although we anticipate that financing will be available to us, we cannot be certain that we can obtain financing on terms acceptable to us or at all. If we are not able to raise additional capital, we will not have sufficient cash to fund our operations.

Dividends related to convertible preferred stock. As a result warrants granted in connection with the sale of our Series C convertible preferred stock and the redemption feature and the beneficial conversion feature inherent in the conversion rights and preferences of the Series C convertible preferred stock, we recognized a deemed dividend of $5,668,704 in 2005. This deemed dividend was calculated based on the conversion price compared to the market price, the terms of the warrants and the circumstances under which a redemption could have occurred as of the date of issuance of the Series C convertible preferred stock.

We paid cash dividends of $7,536 in 2005 to the holders of Series B convertible preferred stock issued in 2004. As of December 31, 2007, we had no shares of preferred stock outstanding.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had the following off-balance sheet arrangements as defined by item 303(a)(4)(II) of SEC Regulation S-K.

On September 2, 2006, we entered into a License and Sublicense Agreement for heat-transfer technologies through a wholly owned subsidiary of Raser, “Raser—Power Systems, LLC.” We also entered into a guaranty on behalf of the subsidiary to irrevocably and unconditionally guarantee full and prompt payment and performance of all the subsidiary obligations under the License and Sublicense Agreement. The guaranty will remain in full force and effect until satisfaction in full of all the subsidiary’s obligations under the License and Sublicense Agreement and is binding on any successors, and inures to the benefit of any third party successor or assignees. The maximum potential amount of future payments under this guarantee cannot be estimated, but payment obligations will be limited to a fraction of expected cash flows from developed projects that utilize the heat transfer license.

Contractual Obligations

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases and our executed purchase obligations as of December 31, 2007.

	Total	Less than 1 year	1 to 3 years	4 to 5 years
Operating Leases Obligations	$1,666,428	$462,329	$732,812	$471,287
Purchase Obligations	$32,508,500	$26,028,500	$3,240,000	$3,240,000

Total	$34,174,928	$26,490,829	$3,972,812	$3,711,287

The contractual obligations set forth above are recorded as liabilities in our consolidated financial statements. The operating lease obligations include operating leases for our corporate headquarters and a testing facility. There is a provision in the corporate headquarters lease that allows for lease termination at our option without penalty on August 31, 2009. We have subleased additional space at our corporate headquarters pursuant to a sublease that expires on July 31, 2008. The operating lease obligations also include rent payments we have agreed to make in connection with certain geothermal lease agreements.

The purchase obligations set forth above include a series of purchase and service agreements whereby a certain vendor has agreed to provide certain products and services to us. As of December 31, 2007, we were obligated to pay the vendor approximately $25.1 million in 2008 and $1.6 million per year beginning in 2009 and continuing through 2012 as reflected in the table above.

In connection with the Lightening Dock Purchase, we executed a promissory note in February 2008 whereby we agreed to pay to Lightening Dock $900,000 in principal plus $50,000 in interest charges on or before January 5, 2009.

Recently issued accounting pronouncements

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). In SFAS 160, the FASB established accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS 160 is prohibited. We are currently evaluating the requirements of SFAS 160 and the potential impact on our financial statements.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and the potential impact on our financial statements.

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. We implemented SAB 108 in 2006 and have determined that the relevant effect of both quantitative and qualitative factors on prior year errors do not materially impact current year consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows us to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, we were required to adopt SFAS 159 by the first quarter of 2008. Management believes that adoption of SFAS 159 will not materially impact our financial statements.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. We are currently evaluating the requirements of SFAS 157 and the potential impact on our financial statements.

SFAS 155

In February 2006, the FASB amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS No. 155 resolves issues addressed in the earlier standards and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier application was permitted. We believe that the adoption of SFAS 155 on January 1, 2007 did not have a material impact on our consolidated financial statements.

EITF 07-01

In December 2007, the FASB issued Emerging Issues Task Force No. 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-01”). EITF 07-01 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-01 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We are currently assessing the impact of adopting EITF -07-01 on our financial statements.

EITF 07-03

In June 2007, the FASB issued Emerging Issues Task Force No. 07-03, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We believe that the adoption of EITF 07-03 will not materially impact our financial position or results of operations.

FSP EITF 00-19-2

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). This pronouncement requires an entity to recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument subject to that arrangement. If the transfer of consideration is probable and reasonably estimated at inception, the liability should be included in the allocation of proceeds from the financing transaction. The effective date is for financial statements issued for fiscal years beginning after December 31, 2006 and retrospective application is not permitted. We have adopted FSP EITF 00-19-2 effective January 1, 2007.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides information regarding our exposure to the risks of changing interest rates.

As of December 31, 2007, we had approximately $6.0 million in cash and cash equivalents, including $0.1 million in restricted cash, that were invested primarily in low risk money market accounts and certificates of deposit until needed for operating and other activities. Current money market rates are approximately 4.93%. If interest rates decline by 1%, the amount of interest earned on our money market balances would be approximately $60,000 lower over a twelve month period. A review of our money market account indicated that no impairment occurred during 2007 and no write-down in fair value is considered necessary.

We are exposed to losses in the event of nonperformance by counterparties on the above instruments.

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

In connection with Tanner LC’s audits for the fiscal year ended December 31, 2005 and 2004, and the period through the September 13, 2006, there were no disagreements with Tanner LC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner LC, would have caused Tanner LC to make reference to the subject matter of such disagreements in connection with its reports. In addition, no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred during the Registrant’s fiscal years ended December 31, 2005 and 2004 and the period through the effective date of September 13, 2006 except that, as previously disclosed by the Raser in its Annual Report on Form 10-KSB for the year ended December 31, 2004, Tanner LC advised the Company that it did not maintain effective internal control over financial reporting as of December 31, 2004 because of material weaknesses related to the internal control and disclosure control over stock-based compensation, reporting of equity transactions and certain disclosures in the footnotes to the Company’s consolidated financial statements.

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

During the last two most recent fiscal years and the period through the September 13, 2006, neither we nor anyone on our behalf has consulted with Hein & Associates LLP regarding any of the matters referenced in Item 304(a) (2) of Regulation S-K.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We continued to formalize documentation and performed testing of our financial processes during the period covered by this Annual Report on Form 10-K. Our former chief financial officer resigned effective December 4, 2006 and was not replaced by our current chief financial officer until January 8, 2007. During that time, we implemented certain measures, such as requiring executive level approval for items previously approved by the chief financial officer, to ensure that the system of internal control remained effective. No significant change in our internal control over financial reporting occurred during 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on management’s assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

Our independent registered public accounting firm, Hein & Associates LLP, independently assessed the effectiveness of the Company’s internal controls over financial reporting. Hein & Associates LLP has issued an attestation report concurring management’s assessment, which is included herein.

Report of independent registered public accounting firm

To the Board of Directors and Stockholders

Raser Technologies, Inc.

Provo, Utah

We have audited Raser Technologies, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Raser Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Raser Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Raser Technologies, Inc. and Subsidiary as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period after re-entry into the development stage (October 1, 2006) through December 31, 2007 of Raser Technologies, Inc. and Subsidiary and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/    HEIN & ASSOCIATES LLP

Denver, Colorado

March 10, 2008

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is included in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference. In addition, we refer you to Part I of this report.

ITEM 11.	Executive Compensation.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 15.	Exhibits. Financial Statement Schedules.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors, Inc., the Company and the stockholders of the Company (incorporated by reference to Exhibit 2 to our current report on Form 8-K filed October 14, 2003 (File No. 000-30657))

2.2	Agreement and Plan of Merger between Raser Technologies, Inc., a Utah corporation, and Raser Technologies, Inc., a Delaware corporation, dated April 17, 2007 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed April 23, 2007 (File No. 001-32661))

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 18, 2007 (File No. 001-32661))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 18, 2007 (File No. 001-32661))

4.1*	Form of Common Stock Certificate of the Company

4.2	Registration Rights Agreement, dated as of July 22, 2004, among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

Exhibit Number	Description of Document
4.3	Form of Warrant to Purchase Shares of the Company’s Common Stock (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

4.4	Form of Registration Rights Agreement dated as of March 30, 2007 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

4.5	Common Stock Purchase Warrant, dated January 16, 2008 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

4.6	Registration Rights Agreement, dated as of January 16, 2008, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

10.1	Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Appendix B to our information statement on Schedule 14C filed May 14, 2004 (File No. 000-30657))

10.2	Form of Stock Option Agreement for the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

10.3	Restricted Stock Grant Agreement dated as of February 23, 2004 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.4	Restricted Stock Grant Agreement dated as of February 25, 2004 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.5	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the Company and William Dwyer (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.6	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to our current report on Form 8-K/A filed July 20, 2006 (File No. 001-32661))

10.7	Employment Agreement dated January 31, 2005 between the Company and Brent M. Cook (incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed February 4, 2005 (File No. 000-30657))

10.8	Amended Restricted Stock Grant Agreement dated as of April 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.10 to our current report on Form 8-K filed May 5, 2005 (File No. 000-30657))

10.9	Lease Agreement by and between the Company and EsNET Properties L.C., dated as of March 11, 2005 (incorporated by reference to Exhibit 10.11 to our current report on Form 8-K filed May 24, 2005 (File No. 000-30657))

10.10	Second Amended Restricted Stock Grant Agreement dated as of July 12, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

Exhibit Number	Description of Document
10.11	Third Amended Restricted Stock Grant Agreement dated as of July 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.12	First Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 29, 2005 between the Company and William Dwyer (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.13	Amended Restricted Stock Grant Agreement dated July 22, 2005 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.14	Fifth Amended Restricted Stock Grant Agreement dated as of January 15, 2006 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.15	Second Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of January 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.17 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.16	Second Amended Restricted Stock Grant Agreement dated February 1, 2006 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.17	Employment Agreement dated as of June 27, 2006 between the Company and Patrick J. Schwartz (incorporated by reference to Exhibit 10.16 to our current report on Form 8-K filed June 30, 2006 (File No. 001-32661))

10.18†	Termination Agreement and Mutual General Release dated as of September 2, 2006 by and among the Company, Power Acquisition Corp., Amp Resources, LLC, Amp Capital Partners, LLC, Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, Sorenson Capital Partners, L.P. and John H. Stevens, individually and as representative of the Amp Resources, LLC Equityholders (as defined therein) (incorporated by reference to Exhibit 10.21 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.19 †	Promissory Note, dated September 2, 2006, between Amp Resources, LLC and the Company (incorporated by reference to Exhibit 10.22 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.20 †	Amended and Restated License and Sublicense Agreement dated as of November 2, 2006 by and between Raser—Power Systems, LLC and Recurrent Engineering, L.L.C. (incorporated by reference to Exhibit 10.23 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.21 †	First Amendment to Intercreditor and Subordination Agreement dated as of September 2, 2006 by and among Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, SCP/AR, LLC, AMP Capital Partners, LLC and the Company (incorporated by reference to Exhibit 10.24 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.22 †	Guaranty dated September 2, 2006 by and between the Company and Recurrent Engineering LLC (incorporated by reference to Exhibit 10.25 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

Exhibit Number	Description of Document

10.23	Third Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.28 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.24†	Geothermal Lease Agreement dated December 22, 2006 among Raser-Power Systems, LLC, and Truckee River Ranch, LLC (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on March 20, 2007 (File No. 001-32661))

10.25	Settlement Agreement, Severance Agreement and Release dated January 2, 2007 between the Company and William Dwyer (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 5, 2007 (File No. 001-32661))

10.26	Employment Agreement dated as of January 8, 2007 by and between Raser Technologies Operating Company, Inc. and Martin F. Petersen (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 11, 2007 (File No. 001-32661))

10.27	Third Amended Restricted Stock Grant Agreement dated as of January 16, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 19, 2007 (File No. 001-32661))

10.28	Securities Purchase Agreement dated as March 30, 2007 among the Company and the Purchasers (as defined in the Agreement) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

10.29†	Geothermal Lease Agreement dated January 17, 2007 by and between Raser Power Systems, LLC, Richard Guelich and Charles McGee (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.30†	Advisory Agreement dated as of March 22, 2007 by and between the Company and Objective Equity LLC (incorporated by reference to Exhibit 10.35 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.31†	Sourcing and Development Agreement dated as of April 6, 2007 by and between the Company and UTC Power Corporation (incorporated by reference to Exhibit 10.37 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.32†	Service Agreement dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.38 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.33†	Purchase Contract dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.39 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.34	Offer to Lease and Lease for Geothermal Resources, effective September 1, 2007, between Raser Power Systems, LLC and the BLM (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 7, 2007) (File No. 001-32661))

10.35	Fourth Amended Restricted Stock Grant Agreement dated September 4, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 7, 2007 (File No. 001-32661))

Exhibit Number	Description of Document
10.36†	Letter Agreement dated September 27, 2007, between Raser Technologies, Inc., and GeoLectric Power Company NM, LLC ( incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q filed November 9, 2007 (File No. 001-32661))

10.37†	Lightning Dock Geothermal, Inc. Asset Purchase Agreement, dated as of December 3, 2007, by and among Lightning Dock Geothermal HI-01, LLC, a Delaware limited liability company, Lightning Dock Geothermal, Inc., a New Mexico corporation, GeoLectric Power Company NM, LLC, a New Mexico limited liability company, and Edward C. Fisch, a resident of the State of California, Edward C. Fisch, Trustee of the Edward C. Fisch Defined Benefit Plan, a trust established pursuant to ERISA, and Jack S. Wood, Trustee of the Wood Family Trust, a trust established pursuant to the laws of the State of California (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 10, 2007 (File No. 001-32661))

10.38	Commitment Letter, dated January 16, 2008, among the Company, Truckee Geothermal No. 1 SV-01, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

10.39†*	Surface Access and Use Agreement dated December 14, 2007, between Raser Power Systems, LLC and Truckee River Ranch, LLC.

21.1*	Significant Subsidiaries of Raser Technologies, Inc.

23.1*	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Tanner LC, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
*	To be filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RASER TECHNOLOGIES, INC.

Date: March 11, 2008	/s/ BRENT M. COOK
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

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 11, 2008	/s/ BRENT M. COOK
Brent M. Cook, Chief Executive Officer and Director (principal executive officer)

Date: March 11, 2008	/s/ KRAIG T. HIGGINSON
Kraig T. Higginson, Executive Chairman of the Board

Date: March 11, 2008	/s/ MARTIN F. PETERSEN
Martin F. Petersen, Chief Financial Officer (principal financial and accounting officer)

Date: March 11, 2008	/s/ REYNOLD ROEDER
Reynold Roeder, Director

Date: March 11, 2008	/s/ BARRY MARKOWITZ
Barry Markowitz, Director

Date: March 11, 2008	/s/ ALAN PERRITON
Alan Perriton, Director

Date: March 11, 2008	/s/ JAMES A. HERICKHOFF
James A. Herickhoff, Director

Date: March 11, 2008	/s/ LEE A. DANIELS
Lee A. Daniels, Director

RASER TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and for the period after re-entry into development stage (October 1, 2006) through December 31, 2007	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005 and for the period after re-entry into development stage (October 1, 2006) through December 31, 2007

F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and for the period after re-entry into development stage (October 1, 2006) through December 31, 2007	F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Raser Technologies, Inc.

Provo, Utah

We have audited the accompanying consolidated balance sheets of Raser Technologies, Inc. and subsidiaries (the “Company”) (a development stage enterprise) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period after re-entry into development stage (October 1, 2006) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raser Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their consolidated operations and their consolidated cash flows for the years then ended, and for the period after re-entry into development stage (October 1, 2006) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses and has used significant cash for operating activities since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Raser Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    HEIN & ASSOCIATES LLP

Denver, Colorado

March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Raser Technologies, Inc.:

We have audited the consolidated statements of operations, stockholders’ equity, and cash flows of Raser Technologies, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Raser Technologies, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ TANNER LC

Salt Lake City, Utah
April 6, 2006

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$5,912,210	$3,351,568
Restricted cash	75,000	400,000
Accounts receivable	12,200	84,900
Unbilled receivable	192,157	—
Note receivable and accrued interest	506,273	5,952,074
Other current assets	725,648	165,229

Total current assets	7,423,488	9,953,771
Unproved property and prepaid delay rentals	6,153,688	198,350
Geothermal well field development	4,750,525	—
Equipment, net	680,188	681,029
Power project equipment, net	603,814	—
Intangible assets, net	515,037	560,387
Power project development deposits	3,562,500	—
Other assets	95,213	11,910

Total assets	$23,784,453	$11,405,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,623,359	$439,413
Accrued liabilities	709,617	231,400
Unearned revenues	—	24,433

Total current liabilities	4,332,976	695,246
Contingencies and commitments, (see Notes 5, 9, 10, 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 55,923,705 and 51,389,295 shares issued and outstanding, respectively	559,237	513,893
Additional paid in capital	70,114,893	45,669,956
Accumulated deficit	(30,972,177)	(30,972,177)
Accumulated deficit after re-entry into development stage	(20,250,476)	(4,501,471)

Total stockholders’ equity	19,451,477	10,710,201

Total liabilities and stockholders’ equity	$23,784,453	$11,405,447

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statements of Operations

	Year Ended December 31,			For the period after re-entry into development stage (October 1, 2006) through December 31,
	2007	2006	2005	2007
Revenue	$320,072	$122,732	$331,735	$364,789

Operating expense
Cost of sales	627,207	438,278	481,946	671,924
General and administrative	10,135,307	15,050,080	7,331,318	13,802,799
Power project development	2,637,315	—	—	2,637,315
Research and development	3,390,688	3,893,540	2,062,050	4,333,147

Total operating expenses	16,790,517	19,381,898	9,875,314	21,445,185

Operating loss	(16,470,445)	(19,259,166)	(9,543,579)	(21,080,396)
Interest income	752,599	874,831	574,972	957,168
Gain on mark-to-market of derivative associated with Series C preferred stock	—	—	37,117	—
Loss on the sale of securities	—	(8,512)	(1,326)	—
Series B warrant registration costs	(31,159)	(96,089)	—	(127,248)

Loss before income taxes	(15,749,005)	(18,488,936)	(8,932,816)	(20,250,476)
Income tax benefit (expense)	—	—	—	—

Net loss	(15,749,005)	(18,488,936)	(8,932,816)	(20,250,476)
Preferred stock dividends	—	—	(7,536)	—
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	—	—	(5,668,704)	—

Net loss applicable to common stockholders	$(15,749,005)	$(18,488,936)	$(14,609,056)	$(20,250,476)

Loss per common share-basic and diluted	$(0.29)	$(0.36)	$(0.29)

Weighted average common shares-basic and diluted	54,197,000	50,745,000	49,882,000

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statement of Stockholders’ Equity

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Deficit Accumulated after re-entry into development stage	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2005	1,134	$11	48,722,160	$487,222	$10,526,219	$(8,051,896)		$2,961,556
Stock options and warrants issued for services					268,783			268,783
Employee compensation					2,065,994			2,065,994
Derivative liability associated with Series C preferred stock					(37,117)			(37,117)
Accelerated vesting of stock options					660,250			660,250
Series C preferred stock issued for cash	20,000	200			18,401,866			18,402,066
Common stock contributed by stockholder per share contribution agreement			(218,587)	(2,186)	2,186			—
Common shares returned for Settlement Agreement			(169,800)	(1,698)	1,698			—
Common stock issued for:
Stock options and warrant exercises			489,818	4,898	3,485,347			3,490,245
Conversion of Series B preferred stock	(1,134)	(11)	323,995	3,240	(3,229)			—
Conversion of Series C preferred stock	(20,000)	(200)	1,051,919	10,519	(10,356)			(37)
Employee grant vesting			187,500	1,875	(1,875)			—
Contractor services			17,000	170	322,954			323,124
Series B preferred stock dividends paid					(7,536)			(7,536)
Net loss						(8,932,816)		(8,932,816)

Balance at December 31, 2005	—	$—	50,404,005	$504,040	$35,675,184	$(16,984,712)		$19,194,512
Employee compensatory share grants and stock options					6,819,481			6,819,481
Net common share settlement agreement			(99,293)	(993)	(993,923)			(994,916)
Common stock issued for:
Employee grant vesting			460,166	4,602	(4,602)			—
Contractor services			3,500	35	67,791			67,826
Stock options and warrant exercises			58,000	580	244,870			245,450
Employee compensatory share grants and stock options as a development stage enterprise (since October 1, 2006)					2,359,434			2,359,434
Common stock issued as a development stage enterprise (since October 1, 2006) for:
Unproved property acquisition on December 22, 2006 at a fair market value of $4.61 per share			25,000	250	115,000			115,250
Stock options exercises on October 13 and 20, 2006 at prices of $6.00 and $6.75 per share, respectively			14,000	140	50,960			51,100
Employee share grant vesting at prices ranging from $3.79 to $6.80 per share from October 1 to December 31, 2006			223,917	2,239	(2,239)			—
Contractor services on November 2, 2006 at a fair market value of $4.47 per share for services completed on September 1, 2006			300,000	3,000	1,338,000			1,341,000
Net Loss						(13,987,465)	$(4,501,471)	(18,488,936)

Balance at December 31, 2006	—	$—	51,389,295	$513,893	$45,669,956	$(30,972,177)	$(4,501,471)	$10,710,201

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statement of Stockholders’ Equity—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Deficit Accumulated after re-entry into development stage	Total
	Shares	Amount	Shares	Amount
Employee compensatory share grants and stock options as a development stage enterprise (since October 1, 2006)					3,647,312			3,647,312
Stock Options issued as a development stage enterprise (since October 1, 2006) for:
Unproved property acquisition on August 21, 2007 at a fair market value of $15.10 per share					423,987			423,987
Warrants issued as a development stage enterprise (since October 1, 2006) for:
Investor relations services on October 25, 2007 at an exercise price of $12.06 with the fair market value computed on the grant date					118,889			118,889
Common stock issued as a development stage enterprise (since October 1, 2006) for:
Private Equity Placement financing on March 30, 2007 at a purchase price of $4.65 per share			2,693,552	26,936	11,826,815			11,853,751
Private Equity Placement warrant exercises at prices ranging from $12.24 to $15.35 per share from August 10 to August 23, 2007			1,037,012	10,370	6,263,552			6,273,922
Series B warrant exercises at prices ranging from $10.71 to $12.60 per share from July 26 to September 21, 2007			28,143	281	130,584			130,865
Series B warrant exercises at prices ranging from $12.62 to $13.15 per share from October 2 to December 19, 2007			4,571	46	21,209			21,255
Unproved property acquisition on January 16, 2007 at a fair market value of $5.47 per share			5,000	50	27,300			27,350
Unproved property acquisition on March 2, 2007 at a fair market value of $4.98 per share			2,500	25	12,425			12,450
Stock options exercises on at prices ranging from $7.22 to $7.25 from January 8 to January 9, 2007			20,000	200	72,800			73,000
Stock options exercises on at prices ranging from $8.30 to $13.75 from July 10 to August 28, 2007			52,500	525	191,100			191,625
Stock options exercises on at prices ranging from $12.03 to $13.90 from October 24 to December 7, 2007			127,000	1,270	602,930			604,200
Employee share grant vesting at prices ranging from $4.89 to $6.38 per share from January 1 to March 31, 2007			34,417	344	(344)			—
Employee share grant vesting at prices ranging from $5.24 to $9.06 per share from April 1 to June 30, 2007			125,048	1,250	(1,250)			—
Employee share grant vesting at prices ranging from $7.20 to $15.35 per share from July 1 to September 30, 2007			149,000	1,490	(1,490)			—
Employee share grant vesting at prices ranging from $11.64 to $17.30 per share from October 1 to December 31, 2007			40,667	407	(407)			—
Contractor services on April 24 and September 4, 2007 at a fair market value of $4.95 per share for services completed on March 22, 2007			200,000	2,000	988,000			990,000
Contractor services on June 8, 2007 at a fair market value of $7.35 per share for services completed on June 8, 2007			15,000	150	110,100			110,250
Contractor services as deferred compensation from 2006					11,425			11,425
Net Loss							(15,749,005)	(15,749,005)

Balance at December 31, 2007	—	$—	55,923,705	$559,237	$70,114,893	$(30,972,177)	$(20,250,476)	$19,451,477

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statements of Cash Flows

	Year Ended December 31,			For the period after re-entry into development stage (October 1, 2006) through December 31,
	2007	2006	2005	2007
Cash flows from operating activities:
Net loss	$(15,749,005)	$(18,488,936)	$(8,932,816)	$(20,250,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	272,375	202,234	103,269	327,812
Gain on derivative associated with Series C preferred stock	—	—	(37,117)	—
Impairment of abandoned patent applications	111,460	47,965	—	130,777
Impairment of capitalized acquisition costs	—	806,772	955,368	—
Loss (gain) on disposal of assets	(100)	5,791	986	2,884
Loss on the sale of securities	—	8,512	1,326	—
Common stock, stock options and warrants issued for services	4,877,876	10,587,742	3,318,151	7,248,735
Withholding tax for net share issuance	—	(994,916)	—	—
Decrease (increase )in accounts receivable	72,700	49,935	(134,835)	3,550
Increase in unbilled receivable	(192,157)	—	—	(192,157)
Increase in other assets	(138,032)	(77,503)	(74,622)	(114,661)
Decrease (increase) in interest receivable	398,250	(388,247)	(16,275)	258,421
Increase in account payable	3,183,946	278,837	139,954	3,363,434
Increase in accrued liabilities	392,024	46,917	180,108	312,474
(Decrease) increase in unearned revenues	(24,433)	(647)	15,080	—
Increase in asset retirement obligation	86,193	—	—	86,193

Net cash used in operating activities	(6,708,903)	(7,915,544)	(4,481,423)	(8,823,014)

Cash flows from investing activities:
Purchase of available for sale securities	—	—	(738,088)	—
Proceeds from the sale of short term investments	—	525,000	203,250	—
Decrease (increase) in notes receivable	5,047,552	(5,547,552)	—	5,047,552
Cost of attempted acquisition	—	(806,772)	(955,368)	—
Increase in other assets	(576,440)	(50,800)	—	(576,440)
Decrease (increase) in restricted cash	325,000	—	(400,000)	325,000
Increase in intangible assets	(92,783)	(344,861)	(155,312)	(143,822)
Purchase of equipment	(249,763)	(271,998)	(556,811)	(325,297)
Acquisition of unproved properties	(5,420,801)	—	—	(5,420,801)
Well field development costs	(4,750,525)	—	—	(4,750,525)
Purchase of power project equipment	(603,814)	—	—	(603,814)
Power project development deposits	(3,562,500)	—	—	(3,562,500)
Proceeds from the sale of equipment	5,000	—	1,073	5,000

Net cash used in investing activities	(9,879,074)	(6,496,983)	(2,601,256)	(10,005,647)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	6,426,043	51,300	2,963,050	6,426,043
Proceeds from exercise of common stock options	868,825	245,250	527,157	919,925
Proceeds from sale of Series C preferred stock	—	—	18,402,067	—
Proceeds from the sale of common stock in private equity placement	11,853,751	—	—	11,853,751
Preferred stock dividends paid	—	—	(7,536)	—

Net cash provided by financing activities	19,148,619	296,550	21,884,738	19,199,719

Net increase (decrease) in cash and cash equivalents	2,560,642	(14,115,977)	14,802,059	371,058
Cash and cash equivalents at beginning of period	3,351,568	17,467,545	2,665,486	5,541,152

Cash and cash equivalents at end of period	$5,912,210	$3,351,568	$17,467,545	$5,912,210

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Notes to Consolidated Financial Statements

Note 1. Description of the Business and Basis of Presentation

Nature of Business

We are an environmentally-focused geothermal power development and technology licensing company. We operate in two business segments: Power Systems and Transportation and Industrial Technology. Our Power Systems segment is seeking to develop clean, renewable geothermal electric power plants and bottom-cycling operations. Our Transportation and Industrial Technology segment focuses on using our Symetron™ technology to improve the efficiency of electric motors and related components. Through these two business segments, we are employing a “Well to Wheels” strategy in an effort to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our “Well to Wheels” strategy, we aim to become both a producer of clean, geothermal electric power as well as a provider of technologies that improve the efficiency of electric motors used in hybrid electric vehicles and other applications.

Our Power Systems segment is currently in the development stage of drilling certain wells to locate and further develop viable geothermal resources prior to beginning the construction phase of the geothermal power plants we intend to develop. In addition to developing our geothermal resources, we are in the process of completing the other steps necessary to enable us to finance, construct and operate geothermal power plants. We obtained a commitment letter that sets forth general terms and conditions relating to the structuring and financing of up to 155 Megawatts (“MW”) of geothermal power plants and includes a financing commitment with respect to a 10.5 MW plant we intend to develop in Nevada, subject to certain conditions. We have also entered into purchase agreements with a manufacturer of turbines that we intend to use in the construction of geothermal power plants. We have also submitted applications for several power purchase agreements that are currently under consideration by investor owned utilities and municipalities. We intend to complete the remaining steps necessary to commence construction of multiple geothermal power plants as quickly as possible. However, the timing of construction, as well as the specific sites we choose to develop and construct, will depend on a number of factors, including drilling results, permitting and our ability to obtain adequate financing.

Our Transportation and Industrial Technology segment continues to focus on commercializing our Symetron™ technologies. During 2007, we completed several milestones pursuant to our subcontract with ARINC Incorporated (“ARINC”), which relates to the development of an integrated starter alternator for potential use in a military HMMWV hybrid vehicle. During 2007 and early 2008, we also entered into several other agreements and collaborative arrangements with large manufacturers to explore additional potential applications of our Symetron™ technologies. We intend to continue to explore opportunities to commercialize our Symetron™ technologies.

Consistent with our limited operating history, we have generated very limited revenues from operations. To date, we have not generated revenues from our Power Systems segment and our primary source of revenue has been from research and development subcontracts administered through contractors for certain government agencies. Pursuant to these subcontracts, we perform engineering design, development and testing activities to demonstrate that specific applications of our technologies are viable.

Because we are in an early stage of development, there is limited historical information upon which an evaluation can be made regarding our business and prospects. We also have limited insight into how market and technology trends may affect our future business. The revenue and income potential of both of our business segments is unproven and the markets in which we expect to compete are very competitive and rapidly evolving. Our business and prospects should be considered in light of the risks, expenses, cash requirements, challenges and uncertainties that exist in a development stage company seeking to develop new technologies and products in competitive and rapidly evolving markets.

We are incorporated in Delaware. We are the successor to Raser Technologies, Inc., a Utah corporation, which was formerly known as Wasatch Web Advisors, Inc. Wasatch Web Advisors acquired 100% of our predecessor corporation in a reverse acquisition transaction in October of 2003. Prior to that transaction, our predecessor corporation was a privately-held company.

Development Stage Enterprise

We currently operate as a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” In 2005, we transitioned from a development stage to an operating stage enterprise for accounting purposes. In the fourth quarter of 2006, our management reassessed our operations and determined that we should report as a development stage enterprise effective October 1, 2006. The decision was primarily based upon the fact that anticipated licensing revenue from the transportation and industrial technology segment did not materialize as expected, and our determination that our efforts to license our technologies would take longer than originally anticipated.

Additionally, we are currently utilizing some of our resources to research and locate high probability areas for geothermal activity. We are developing relationships in order to acquire mineral and geothermal rights, through long-term geothermal lease agreements, that enable us to explore, drill and construct geothermal power plants on leased property. To fund these and our other operations, we raised capital totaling $12.5 million in a private placement of common stock that closed on March 30, 2007. Subsequently, we raised additional capital totaling $6.3 million from exercises of warrants issued in connection with the March 30, 2007 private placement. We also intend to raise additional capital through tax equity financing of certain tax benefits associated with these renewable energy plants and through other financial arrangements. Accordingly, the consolidated statements of operations and cash flows include cumulative balances from the re-entry into the development stage date of October 1, 2006 to December 31, 2007.

Basis of Presentation

The preparation of our consolidated financial statements is on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2007, we had cash and cash equivalents on hand of $5.9 million. Cash used in operations totaled approximately $6.7 million for the year ended December 31, 2007 and the accumulated deficit and deficit accumulated after re-entry into development stage totaled $51.2 million. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan to increase revenues and ultimately achieve profitable operations.

To date, we have financed our operations principally through the sale of equity and equity related securities. We have incurred losses since inception and we are not operating at cash flow breakeven. Our current cash balance, together with cash anticipated to be provided by customer sales will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the year ending December 31, 2008. To strengthen our financial position, we intend to seek additional funding to be used for general corporate purposes, as well as up front geothermal development activities, including advancing well field development activities and project permitting. We intend to seek funding for our capital needs through either debt or equity financing or a combination thereof. We expect that we will be able to secure sufficient financing to satisfy our anticipated cash requirements for normal operations and capital expenditures through at least December 31, 2008. As more fully described below, we intend to seek separate financing commitments with respect to each geothermal power project we intend to develop in order to fund construction and other development costs. Although we anticipate that financing will be available to us, we cannot be certain that we can obtain financing on terms acceptable to us or at all. If we are not able to raise additional capital, we will not have sufficient cash to fund our operations. If we are unable to obtain sufficient funds to satisfy our future cash requirements, substantial doubt will be raised about our ability to support our business requirements, build our business or continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current year presentation.

Concentration of Credit Risk

We maintain our cash in deposit accounts in one bank in the State of Utah. At times, cash balances may exceed federally insured limits. We also maintain cash in one money market account, not affiliated with the bank, which earns a variable interest rate. The money market variable interest rate on December 31, 2007 was 4.93%. The average money market variable interest rate for the quarter ended December 31, 2007 was 4.84%. The average money market variable interest rate for the year ended December 31, 2007 was 5.18%. We have not experienced losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

We generated revenue in 2007 from one government contractor. We have not experienced losses from uncollected receivables since inception and believe that we are not exposed to any significant credit risk on cash investments or accounts receivable. Revenue generated in 2006 was from two government contractors and approximately 95% of our revenue in 2005 was from two customers.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include all of the assets, liabilities, revenue, expenses and cash flows of Raser Technologies, Inc., and its seventeen wholly-owned subsidiaries. All inter-company accounts and transactions between the consolidated companies have been eliminated in consolidation.

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

Restricted Cash

Restricted cash at December 31, 2006 consisted of a $400,000 certificate of deposit held with a bank to secure a credit card purchasing arrangement utilized to facilitate employee travel and certain ordinary purchases for our business operations. The certificate of deposit earns 4.6% interest per annum and will mature on March 29, 2008. The interest earned from the certificate of deposit is deposited into our operating bank account quarterly.

Effective March 9, 2007, we reduced the number of credit cards available under our corporate credit card program. This action reduced our pledged amount on the same certificate of deposit to $150,000. On April 27, 2007, our pledged amount on the certificate of deposit was reduced to $100,000. On November 15, 2007, our pledged amount was further reduced on November 15, 2007 to $75,000 thereby reducing the restricted cash balance in favor of our operating cash balance by $325,000.

Short-term Investments

Short-term investments are considered available-for-sale securities and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. We did not have short-term investments during the years ended December 31, 2007 and 2006, respectively. Accordingly, there was no unrealized gain or loss record for the year ended December 31, 2007 or 2006, respectively.

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

Impairment of Long-Lived Assets

We review our long-lived assets, including our unproved geothermal properties, tangible and intangible well field development costs, equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

Equipment

Equipment is recorded at cost and is depreciated over the estimated useful life of the related asset. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives of equipment are as follows:

Office software	3-5 years
Office equipment	3-7 years
Engineering software	5-7 years
Engineering equipment	3-7 years
Demonstration vehicles	5-7 years
Marketing equipment	3-7 years
Power systems equipment	15-25 years

Power project equipment will not be depreciated until the geothermal power plant is placed in service. As of December 31, 2007, we have not begun site construction of a geothermal power plant.

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 totaled $245,800, $182,600 and $86,900, respectively.

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

Geothermal Properties

The SEC has prescribed financial accounting and reporting standards for companies engaged in oil and gas producing activities. While these standards do not apply, by their terms, to geothermal energy activities, we believe these standards set forth the accepted standards for companies engaged in geothermal energy activities. Regulation S-X prescribes two methods of accounting for oil and gas producing activities: the successful efforts method and the full cost method. We account for our geothermal properties using the successful efforts method of accounting. Under this method, lease acquisition costs including lease bonuses, legal costs, permit costs, and the fair value of other forms of compensation to acquire the lease are capitalized as unproved property when incurred. Exploration costs including costs of carrying and retaining undeveloped properties, such as delay rentals, certain taxes on the properties, legal costs for title defense, and the maintenance of land and lease records are expensed when incurred. Once viable resources are discovered, the property is classified as a “proved property” and capitalized costs are amortized. Management is currently assessing which generally accepted accounting principle method to use for depletion. Assuming they cannot be used as re-injection wells, unsuccessful exploration or dry hole wells on unproved properties are expensed in the period in which the wells are determined to be dry. Dry hole wells on proved property are capitalized and amortized. Unsuccessful exploration or drilling could result in a significant increase in expenses during the period of determination due to the write-off of previously capitalized assets.

Well Field Development

Under the successful efforts method of accounting, tangible and intangible drilling costs are capitalized as well field development costs when incurred. In addition, internal costs that are directly identified with development of a specific well field are capitalized when incurred. Once viable resources are discovered, the property is classified as a “proved property” and capitalized costs are amortized. Assuming a well cannot be used as a re-injection well, unsuccessful well field development resulting in dry hole wells on unproved properties are expensed in the period in which the wells are determined to be dry. Dry hole wells on proved property are capitalized and amortized. Management is currently assessing which generally accepted accounting principle method to use for depletion.

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

We have experienced a challenge to its intellectual trademark by Razor USA LLC. We believe that the opposition filed before the Trademark Trial and Appeals Board is without merit. We will vigorously defend the trademark and will capitalize the amount spent in defense of the trademark rights as long as a successful outcome is reasonably anticipated. A negative outcome would result in impairment of the trademark which would be written off and expensed accordingly.

Costs incurred to acquire the global heat transfer technology license have been capitalized and amortized on a straight-line basis over the estimated useful life of the related patents underlying and accompanying the license, or 11.5 years.

We periodically review intangible assets for impairment. Abandoned or permanently impaired intangible assets are written off and expensed in the period when the impairment occurs.

Asset Retirement Obligation

We expect to incur certain liabilities related to the retirement of assets in connection with the geothermal power plants our Power Systems segment intends to develop. These liabilities will include our obligations to plug wells upon termination of our operating activities, dismantle geothermal power plants upon cessation of operations and perform certain remedial measures related to the land on which such operations were conducted. When a new liability for an asset retirement obligation is recorded, we will capitalize the costs of such liability by increasing the carrying amount of the related long-lived asset. Such liability will be accreted to its present value each period, and the capitalized cost will be amortized over the useful life of the related “proved” asset or written off when the project is determined unsuccessful. At retirement, an entity will either settle the obligation for its recorded amount or incur a gain or a loss with respect thereto, as applicable. We will estimate the costs related to such liabilities, and if such estimates are incorrect, then the capitalized costs and carrying amount of the related long-lived asset will change, which could affect our consolidated financial condition and results of operations.

Income Taxes

We recognize deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. We classify penalties and interest as income taxes as allowed by FIN 48, “Accounting for Uncertainty in Income Taxes.”

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition, as amended. Although we have earned limited revenue since inception, we expect to earn revenue in the future through both of our business segments.

Our only current source of revenue is generated through our Transportation and Industrial Technology segment from subcontracted engineering services for a governmental agency in accordance with specific performance criteria. This revenue is recognized under the percentage of completion method. Costs incurred to achieve the performance criteria are deferred and recognized concurrent with the recognition of revenue unless they are determined to be unrecoverable. For contracts in which the fee is estimated to equal 100% of the cost to complete the contract, we recognize revenue as the cost is incurred to complete the project using zero as our estimate of profit under the percentage-of-completion method. If estimated costs exceed projected revenues for a reporting period, we recognize a loss on the contract. Under the percentage of completion method, changes in the estimated time and cost to complete the contract may affect the time period over which the unrecognized revenues and related costs are recognized.

Equity Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). Under the revised standard, companies may no longer account for share-based compensation transactions, such as stock options, restricted stock, and certain other potential payments using the intrinsic value method as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Instead, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest due to the fact that service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as when stock options expire “out-of-the-money,” or when options expire unexercised. The new standard was adopted using the modified prospective method and beginning with the first quarter of 2006, we record compensation expense in accordance with SFAS 123R’s transition provision. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods have not been restated to reflect the impact of adopting the new standard.

For performance-based equity compensation, management assesses the likelihood that the event will successfully occur and computes the fair value of the instrument at each quarterly balance sheet date. When the performance is assessed as “probable,” expense is recognized on a pro rata basis over the estimated service period. When the performance is assessed as less than “probable,” no expense is recognized.

We issue shares of common stock, options to purchase shares of common stock, and warrants containing underlying shares of our common stock as payment for services or purchase of assets to certain service providers, contractors and other non-employees. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” stock, options or warrants issued for services is valued based on the fair value of the stock on the earlier of the date of a performance commitment agreement or the date when performance is completed. Expense is recognized over the requisite service period of the stock award.

Stock issued for the purchase of assets is also valued based on the fair value of the stock on the date the stock is issued or required to be issued per the purchase agreement, or the fair value of the assets acquired, whichever is more readily determinable. The assets are recorded based on the more readily determinable fair value of the stock issued or the assets acquired.

Prior to January 1, 2006, no stock-based compensation expense was recognized for stock options as no options were granted to employees at less than market prices on the dates of grant. Our net loss and loss per share for 2005 would have been increased to the pro forma amounts shown below if compensation expense had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123.”

For the year ended December 31, 2005
Net loss applicable to common stockholders as reported	$(14,609,056)
Deduct:
Total stock-based employee compensation expense determined under fair value based method	(1,833,065)

Net loss pro forma	$(16,442,121)

Basic and diluted—as reported	$(.29)

Basic and diluted—pro forma	$(.33)

See Note 11 for more information regarding our stock compensation plans and the assumptions used to prepare the pro forma information presented above.

Options and warrants granted to employees and contractors are valued by applying the fair value based method to stock-based compensation in each period utilizing the Black-Scholes option pricing model, a generally accepted valuation model for determining the fair value of options. The maximum term of each option is ten years. With respect to stock options granted and warrants issued during the years ended December 31, 2007, 2006 and 2005, the assumptions used in the Black-Scholes option-pricing model computations were as follows:

	Year ended December 31,
	2007	2006	2005
Risk-free interest rate	3.65–5.05%	4.35–5.19%	2.80–4.25%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	97–101%	109–117%	111–115%
Expected exercise life (in years)	4.0-6.0	6.0	0.25–6.0

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

Loss per Share of Common Stock

The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding in accordance with SFAS 128, “Earnings Per Share.”

Stock warrants, stock options and unvested share awards are not included in the calculation of dilutive loss per common share because we have experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive. Also see Note 13 for potentially dilutive shares.

Note 3. Note Receivable

During the first and second quarters of 2006, we entered into promissory notes (the “Notes”) with a potential merger candidate (“Debtor”) pursuant to which we loaned approximately $5.5 million to Debtor. On September 2, 2006, we signed a new promissory note (“Revised Note”) with Debtor affirming the $5.5 million unsecured obligation. In addition, an inter-creditor agreement was signed by us, Debtor and certain Debtor creditors on the same date. The entire unpaid principal balance and accrued, but unpaid, interest under the Revised Note was due and payable two business days after the earlier to occur of March 1, 2007 or the achievement by Debtor of certain other milestones involving certain geothermal power production projects of the Debtor (the “Geothermal Projects”). The due date of the Revised Note was subsequently extended from March 1, 2007 to March 22, 2007.

Through March 1, 2007, the Revised Note accrued interest at a rate of 10% per annum, compounded annually. Beginning March 2, 2007, the interest rate increased to 18% per annum.

On March 19, 2007, we received $6,091,112, representing payment in full of the outstanding principal and accrued interest balance of the Revised Note. The payment comprised the principal balance of $5,547,552 and accrued interest through March 19, 2007 of $543,560. Interest receivable from the Revised Note totaled $404,522 at December 31, 2006.

On September 27, 2007, in accordance with a binding letter agreement, we paid a cash down payment of $500,000 to purchase another potential merger candidate. In December 2007, under the mutual agreement of all parties, we terminated the binding letter agreement and entered into an asset purchase agreement with the potential merger candidate. Under the asset purchase agreement, we entered into a secured promissory note (“Promissory Note”) with the former merger candidate for the amount of the initial cash deposit of $500,000. The Promissory Note was dated effective September 27, 2007 and bore a fixed interest rate of 4.82 percent per annum which was due and payable upon termination of the escrow accounts created under the asset purchase agreement, or December 28, 2007. The due date was extended indefinitely by mutual agreement of both parties. The Promissory Note was secured by the title of two retail businesses owned by an individual owner of the potential merger candidate. Accrued interest receivable at December 31, 2007 totaled $6,300. On February 15, 2008, we received $509,310 as collection in-full of the outstanding Promissory Note balance.

Interest income for the Revised Note and the Promissory Note totaled $145,311, $404,522, and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 4. Equipment, net

Equipment consisted of the following at December 31:

	2007	2006
Power project equipment	$603,814	$—

Total	603,814	—
Accumulated depreciation	—	—

Net power project equipment	$603,814	$—

Power project equipment will not be depreciated until the geothermal power plant is placed in service.

	2007	2006
Office software	$56,950	$18,052
Office equipment	308,576	221,019
Engineering software	319,463	254,662
Engineering equipment	416,301	371,178
Demonstration vehicles	27,013	27,013
Marketing equipment	12,250	12,250
Leasehold improvements	64,957	57,575

Total	1,205,510	961,749
Accumulated depreciation	(525,322)	(280,720)

Net equipment	$680,188	$681,029

Note 5. Unproved Property and Prepaid Delay Rentals

During the second quarter of 2007, we paid $25,000 to a property owner in California who granted us an option to further pursue the acquisition of 640 acres of geothermal property. In August 2007, we exercised the option and paid $75,000 for the right to develop the geothermal resources on 640 acres in California. Under our binding letter agreement with the property owner, upon exercise of the option, we agreed to create a joint venture agreement to hold permits and development rights that Raser will fully control. The joint venture is expected to be created during 2008. We also agreed to pay another $1.2 million upon successful completion of an exploratory well, which is defined as the discovery of commercial water quantities above 380 degrees Fahrenheit. Drilling is not expected to begin on the property until 2008 or later.

Since December 22, 2006, our wholly-owned subsidiary has entered into six geothermal lease agreements for certain properties in Nevada with private land owners. Under these lease agreements, we obtained the right to begin development and construction of geothermal power plants. The initial lease term is 50 years for five of these geothermal lease agreements and is 10 years for one of the geothermal lease agreements, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. In addition to these six Nevada geothermal lease agreements with private land owners, we have been assigned the rights to two United States Bureau of Land Management (“BLM”) geothermal leases previously leased to two of the private land owners. The BLM leases expire in 2011 and 2014, respectively, subject to extension for as long as we are actively pursuing or generating resources from the leased lands.

During the third quarter of 2007, we participated in a BLM auction to obtain the geothermal development rights for certain parcels of land in Nevada. We successfully won the bids for four parcels of land and entered into four separate 10-year renewable lease agreements with the BLM covering a total of approximately 15,325 acres. Our total payment obligation under these leases was $619,712, all of which was paid in the third quarter of 2007.

In 2007, we entered into an agreement to acquire GeoLectric, LLC. This agreement was later superseded by our agreement to purchase BLM lease #NM 34790 and other miscellaneous assets totaling $4,140,000 from a subsidiary of GeoLectric, LLC (the “Purchase”). The expenses associated with the negotiation, documents preparation, due diligence and other acquisition related activities were capitalized as part of the land acquisition. The Purchase was subject to the BLM’s approval of the assignment of the BLM Lease from the subsidiary of GeoLectric, LLC to us. On December 13, 2007, the BLM approved the assignment of the BLM Lease to us, thereby fulfilling the condition required to complete the Purchase pursuant to the terms of agreement. Under the assigned BLM Lease, we obtained rights to begin development of geothermal power plants on the property located on approximately 2,500 acres in Hidalgo County, New Mexico. The initial lease term of the assigned BLM Lease began in January 1979 and has been extended based upon certain conditions in the lease until January 2024. We have capitalized certain legal fees directly associated with completing the Purchase and obtaining the BLM lease. We also capitalized the prior plug and abandoned obligation that we assumed for certain wells located on the property.

In November 2007, we exercised an option giving us the right to pursue the development of geothermal resources on four properties totaling 77,914 acres owned by International Paper, Inc. in the States of Oregon and Washington. Under our binding letter agreement, if we fail to develop and deliver certain geologic reports within the first twelve months after exercising the option, we agreed to compensate International Paper the sum of $0.50 per acre and surrender all properties.

As of December 30, 2007, our wholly-owned subsidiary had entered into 47 geothermal lease agreements for certain properties in Utah. Under these lease agreements, we obtained the right to begin development and construction of geothermal power plants. The initial lease term for these Utah properties is 10 years, subject to certain extension provisions.

The following represent capitalized costs by geographical area as of December 31, 2007:

State	Acreage		Capitalized Acquisition Costs (Unproved Property)	Prepaid Delay Rental Costs	Total Capitalized Costs
California	640	(a)	$210,076	$70,750	$280,826
Nevada	32,400	(b)	$1,323,075	50,000	$1,373,075
New Mexico	2,500		$4,346,608	—	$4,346,608
Utah	100,819	(c)	$114,222	—	$114,222
Washington and Oregon	77,914		$38,957	—	$38,957

Total	214,273		$6,032,938	$120,750	$6,153,688

The following represent capitalized costs by geographical area as of December 31, 2006:

State	Acreage		Capitalized Acquisition Costs (Unproved Property)	Prepaid Delay Rental Costs	Total Capitalized Costs
Nevada	11,600	(b)	$148,350	$50,000	$198,350

Total	11,600		$148,350	$50,000	$198,350

(a)	Acreage excludes interest in approximately 11,000 acres of mineral rights in the State of California. Delay rentals totaling $70,750 relating to the mining rights have been prepaid for 2008.

(b)	We also have rights to pursue three million additional acres of land with respect to which the land owner may have geothermal rights.

(c)	In September 2007, we entered into a geothermal resources lease agreement for the right to develop the geothermal resource on certain property in Utah with a party that holds an undivided 75% interest on 11,294 acres.

Once a viable resource is discovered, the unproved property is classified as “proved” property and capitalized costs will be amortized. Management is currently assessing which generally accepted accounting principle method to use for depletion. As of December 31, 2007, all properties but two are still in the exploratory phase and none have been fully evaluated for viability, generating capacity, or potential reserves.

As part of the overall consideration for the geothermal lease agreements, we issued 25,000, 5,000 and 2,500 restricted shares of our common stock in connection with three Nevada leases, respectively. The fair values of these equity awards were $115,250, $27,350 and $12,450 on the respective grant dates, respectively. We have also granted options to purchase 35,000 shares of our common stock at a strike price of $15.10 per share to a property owner in Nevada. The Black-Scholes fair value of the options on the grant date total $423,987. These costs have been capitalized and classified as unproved property. Certain legal fees incurred in connection with acquiring the geothermal lease agreements were also capitalized as unproved property totaling $53,935. We also agreed to pay $50,000 as an advance against future delay rentals and/or royalties beginning in the second year of one of the lease agreements in Nevada.

We also committed to issue to two separate parties (the owner of the geothermal rights and the owner of the surface rights to the land) a cumulative total of 50,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased property in Nevada. When 25,000 of the shares become unrestricted and are sold by the land owners, the total market value of the 25,000 shares will be credited as an advance against future rentals and royalty payments. In December 2007, the geothermal lease with the owner of the surface rights was amended to cancel the 25,000 restricted shares that would be credited as an advance against future rentals when sold. The remaining 25,000 restricted shares granted to the owner of the geothermal rights on the land will not apply towards or be credited against royalties payable. Management assessed the likelihood of placing a geothermal power plant in operation in accordance with this lease and concluded that it remained “reasonably possible” and, accordingly has not recorded equity compensation during the fourth quarter of 2007. Unproved property and prepaid delay rentals are not amortized. We are in the process of amending the geothermal lease agreement for the contingent grant that will apply against future rentals and royalties.

Note 6. Geothermal Well Field Development

In the second quarter of 2007, we received the appropriate permits and began developing a well field on certain leased land in Nevada. In the fourth quarter of 2007, we received the appropriate permits and began developing our second well field on certain leased land in Utah. During the fourth quarter of 2007, we also began the permitting process to develop well fields at two additional sites in Nevada, one additional site in Utah and one site in New Mexico. As of December 31, 2007, we capitalized tangible drilling costs for items such as pipes, wellheads, rings, and drilling pads totaling $384,174 and $248,458 in Nevada and Utah, respectively. No tangible drilling costs were capitalized in 2006. As of December 31, 2007, we capitalized intangible drilling costs primarily relating to permit preparation, equipment rental and other services totaling $2,632,305, $1,473,420, and $12,168 in Nevada, Utah and New Mexico, respectively. Although we have begun drilling at two locations, the properties have not yet been fully evaluated for geothermal viability, generating capacity, or potential reserves.

Note 7. Intangible Assets, net

At December 31, 2007 and 2006, we had capitalized costs directly related to internally developing, maintaining or restoring patents and trademarks totaling $437,303 and $463,757, respectively. The accumulated amortization related to patents at December 31, 2007 and 2006 totaled $33,006 and $25,002, respectively. Since trademarks are considered to have indefinite lives, the costs of trademarks are not amortized.

	December 31,
	2007	2006
Patents	$265,280	$351,753
Trademarks	172,023	112,004

Patents and Trademarks at Cost	437,303	463,757
Accumulated Amortization	(33,006)	(25,002)

Net Patents & Trademarks	$404,297	$438,755

Amortization expense relating to patents totaled $15,800, $16,000, and $8,600 for the years ended December 31, 2007, 2006 and 2005, respectively. Patent amortization expense for the succeeding five years is $14,224 per year or $71,120.

Abandoned or impaired patents and trademarks are written off in the period when the impairment occurred and a loss is recorded based upon the historical cost less accumulated amortization of the asset. For the years ended December 31, 2007, 2006 and 2005, losses relating to abandonment of patents and trademarks total $111,460, $47,965 and $0, respectively.

On September 2, 2006, we settled a lawsuit with a former merger candidate. Pursuant to the settlement, our wholly-owned subsidiary received a global license (excluding Australia, New Zealand, South Africa, and Canada) for certain key heat transfer technologies including geothermal, waste heat recovery and bottom-cycling applications. While there were no direct payments to obtain this license, approximately $125,263 of external expenses associated with reaching the settlement were capitalized during the third quarter of 2006 as the intangible costs of obtaining the license. Costs incurred to acquire the global heat transfer technology license are amortized on a straight-line basis over the estimated useful life of the related patents underlying and accompanying the license, over 11.5 years. Accumulated amortization at December 31, 2007 and 2006 totaled $14,523 and $3,631, respectively. Amortization expense relating to the global heat transfer technology license for the succeeding five years is $10,892 per year, or $54,460.

Note 8. Deferred Acquisition Costs

Costs incurred that are directly related to the completion of a proposed acquisition are deferred on the balance sheet and capitalized as part of the purchase price if the transaction is completed. Such costs are expensed if the potential acquisition is no longer considered probable by management. Consistent with this policy, approximately $955,000 of acquisition costs relating to a proposed acquisition were expensed during the year ended December 31, 2005. In addition, in anticipation of an acquisition, approximately $807,000 of acquisition costs incurred during the first two quarters of 2006 were expensed in the second quarter of 2006.

On September 27, 2007, we entered into a binding letter agreement to purchase GeoLectric, LLC. Under the terms of the agreement, we paid $500,000 as a down payment and agreed to subsequent payments based upon certain performance criteria totaling $4.2 million. In anticipation of the proposed acquisition, we incurred certain acquisition costs totaling $160,415 during the fourth quarter of 2007. In December 2007, based upon mutual agreement of all parties, we terminated the binding letter agreement and entered into an asset purchase agreement with a wholly-owned subsidiary of GeoLectric, LLC to purchase a BLM lease covering 2,500 acres in New Mexico and other assets for $4.1 million. According to the asset purchase agreement, the original down payment of $500,000 was converted into a note receivable effective September 27, 2007 and was properly reclassified (see Note 3 above). Since the acquisition costs incurred during the fourth quarter of 2007 primarily related to acquisition of the BLM lease, we reclassified $160,415 of deferred acquisition costs as unproved property.

At December 31, 2007 and 2006 the deferred acquisition costs balance was $0.

Note 9. Asset Retirement Obligation

Pursuant to the asset purchase agreement described in Note 8 relating to the purchase of a BLM lease in New Mexico, we agreed to assume certain plug and abandon obligations for certain wells on the leased land. Management determined that the present value of the total estimated costs to plug and abandon the wells was $89,193.

There were no additional asset retirement obligations as of December 31, 2007 related to our current drilling program. Accordingly, we did not recognize accretion expense during the year ended December 31, 2007.

Note 10. Contingencies and Commitments

We have entered into non-cancelable operating leases for our business facility and a testing facility. We have commitments under these leases that extend through August 31, 2011.

As part of the consideration for our five 50-year geothermal lease agreements with private parties in the State of Nevada, we have agreed to pay a total of approximately $45,400 per year in rent beginning in year two of the leases. These payment obligations continue throughout the lease terms as an advance against royalties, and certain royalties on the sale of any geothermal resources produced from the leased lands. Pursuant to two of our 50-year geothermal lease agreements, we have been assigned the geothermal rights to two additional BLM leases that are due to expire in 2011 and 2014, respectively. The annual delay rental payments for the two additional BLM leases total $900. As of December 31, 2007, all Nevada properties but one are still in the exploratory phase and none have been fully evaluated for viability, generating capacity, or potential reserves. According to the geothermal lease agreements, we, at our sole discretion, may surrender portions of the land or the land in its entirety that we do not intend to utilize thereby reducing the rent obligation.

On June 18, 2007, we entered into a 10-year geothermal lease agreement to obtain the exclusive right to drill for, extract, produce, remove, utilize, sell and dispose of all forms of thermal energy on the same property we previously leased on December 22, 2006 in the State of Nevada. Since a split estate previously existed, this lease was necessary to fully secure our interest in the property. As part of the consideration for the geothermal lease agreement we have agreed to pay annual rent beginning in year two of the lease not to exceed $34,800. The payment obligation continues through the lease terms and will not offset future royalties payable. Although we began drilling on this leased land, to date, the property has not been fully evaluated for viability, generating capacity, or potential reserves.

During the third quarter of 2007, we participated in a United States Bureau of Land Management (“BLM”) auction to obtain the geothermal development rights for certain parcels of land in the State of Nevada. We successfully won the bids for four parcels of land and entered into four separate 10-year lease agreements with the BLM totaling approximately 15,325 acres. As part of the consideration for the 10-year BLM leases, we agreed to pay annual rental payments totaling approximately $46,000 beginning in year two of the lease.

As part of the consideration for our 10-year geothermal lease agreements in the State of Utah, we have agreed to pay annual rent of approximately $101,200 beginning in year two of the respective lease agreements. The payment obligations continue throughout the lease terms. Although we have begun drilling on one of these Utah leased properties, to date, the property has not been fully evaluated for viability, generating capacity, or potential reserves.

In December 2007, we entered into an asset purchase agreement with a former merger candidate to purchase a BLM lease in the State of New Mexico covering 2,500 acres in Hidalgo County. Pursuant to the BLM lease, we obtained the rights to develop and construct geothermal power plants on the leased land. On December 28, 2007, we received the assignment documents from the BLM enabling us to further pursue our drilling program. Annual delay rental payments total $5,000 and the current term of the lease expires in 2024.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 were as follows:

Year Ending December 31,	Minimum lease payment
2008	$462,329
2009	380,402
2010	352,410
2011	295,352
2012	175,935
Thereafter	556,630

Total minimum payments	$2,223,058

Total rent expense for the years ended December 31, 2007, 2006 and 2005, was approximately $265,000, $226,000 and $143,000, respectively.

As of December 31, 2007, we did not have any letters of credit or repurchase obligations.

We have entered into a series of purchase and service agreements whereby a vendor has agreed to provide certain products and services to us. During the year ended December 31, 2007, we made payments to this vendor for these products and services. We entered into the second purchase agreement on July 31, 2007. Under these agreements, we paid to the vendor $3.8 million during the year ended December 31, 2007. We are obligated to pay the vendor $25.1 million in 2008 and $1.6 million per year beginning in 2009 and continuing through 2012.

On September 2, 2006, we entered into a license and sublicense agreement for heat transfer technologies through our wholly owned subsidiary, Raser—Power Systems, LLC. We also entered into a guaranty on behalf of the subsidiary to irrevocably and unconditionally guarantee full and prompt payment and performance of all the subsidiary obligations under the license and sublicense agreement. The guaranty will remain in full force and effect until satisfaction in full of all the subsidiary’s obligations under the agreement and is binding on any successors. The maximum potential amount of future payments under this guarantee cannot be estimated, but payment obligations will be limited to the actual royalties’ payable arising from developed projects that utilize the heat-transfer license.

Contingent Options and Share Grants

During the third quarter of 2006, we committed to grant 50,000 options to a key technical employee contingent upon attainment of certain performance objectives. During the third quarter of 2007, we granted the 50,000 options to the key technical employee upon the announcement of a license agreement with an alternator re-manufacturer. The exercise price of $12.80 was established at the closing market price on the day after the announcement. Vesting of the options continues to be contingent upon the attainment of certain performance objectives. Management continues to assess the likelihood of completing the contingent requirements for vesting as “reasonably possible” in accordance with definitions in SFAS No. 5, “Accounting for Contingencies” and, accordingly did not recognize additional equity compensation relating to the contingent options during the year ended December 31, 2007.

On December 22, 2006, we entered into a 50-year geothermal lease agreement to obtain the right to begin development and construction of geothermal power plants on properties in Nevada consisting of 11,600 acres. We also have rights to pursue similar projects on 3.0 million additional acres of land with respect to which the land owner may have geothermal rights. As part of the consideration of the 50-year geothermal lease agreement, we committed to grant 25,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. In December 2007, by mutual consent of both parties, the geothermal lease agreement was amended to cancel the contingent share grant. No equity based compensation expense has been recognized relating to these contingent shares.

On June 18, 2007, we entered into a 10-year geothermal lease agreement to obtain the exclusive right to drill for, extract, produce, remove, utilize, sell and dispose of all forms of thermal energy on the same property we previously leased on December 22, 2006 in Nevada. This lease was necessary to more fully secure our interest in the property. As part of the consideration for the 10-year geothermal lease agreement we committed to grant 25,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. At the end of each quarter since the grant date, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we did not recognize equity compensation during the year ended December 31, 2007.

On May 24, 2007, we entered into a geothermal project alliance agreement whereby the service provider agreed to provide engineering advice to us relating to geothermal drilling and geothermal power plant construction. As part of the consideration for the agreement, we committed to grant 5,000 shares of common stock upon issuance of a certificate of completion with respect to each of the first three specific projects. At the end of each quarter since the grant date, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies,” for each of the three specific projects. Accordingly, we did not recognize equity compensation during the year ended December 31, 2007.

On May 31, 2007, the Compensation Committee granted options to purchase 50,000 shares of our common stock to a key power systems executive. Vesting of these options is contingent upon successfully placing each of our first three geothermal power plants in service. The options with respect to one third of the shares will vest upon the successful placement of each of the three geothermal power plants in service. The option exercise price is $7.20 per share, which was the closing market price on the grant date. Failure to successfully place any of the first three geothermal power plants in service will result in the forfeiture of the unvested contingent options specifically pro rated toward that geothermal power plant. At the end of each quarter since the grant date, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” for each of the three specific projects. Accordingly, we did not recognize equity compensation during the year ended December 31, 2007.

On October 22, 2007, the Compensation Committee granted options to purchase 10,000 shares of our common stock to a key power systems employee. Vesting of these options is contingent upon successfully placing one geothermal power plant under his supervision in service. The option exercise price is $11.87 per share, which was the closing market price on the grant date. Failure to successfully place the geothermal power plants in service will result in the forfeiture of the unvested contingent options. At December 31, 2007, management assessed the likelihood of completing the contingent requirements and concluded that it should be considered “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” that a geothermal power plant be placed in service under his supervision. Accordingly, we did not recognize equity compensation during the year ended December 31, 2007.

Note 11. Common Stock

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

Stock-Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and the stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of December 31, 2007, we were authorized to issue up to 6,265,462 shares of common stock pursuant to the Plan.

On July 3, 2006, the Compensation Committee of the Board approved a new compensation plan for our outside directors. The standard equity package under the new plan consists of stock awards, each award having a nominal value of $95,000 as of the date of the Annual Meeting of Stockholders (with the actual share award rounded to the nearest round lot of 100 shares). Current outside directors could elect to participate in the new plan by making an election within 30 days of the plan’s adoption by the Compensation Committee or in subsequent years within 30 days of the Annual Meeting of Stockholders. Any director who elects to adopt the new plan retains all options vested up to that point under previous compensation arrangements and forfeits all unvested options. During the year ended December 31, 2006, three of the eligible outside directors elected to adopt the new plan. Accordingly, the three outside directors forfeited a cumulative total of 156,667 unvested options and were granted a total of 10,600 shares each to be delivered on June 27, 2007, one year after the 2006 Annual Meeting of Stockholders. During the second quarter of 2007, the same three outside directors elected to continue participating in the plan. Accordingly, one outside director forfeited a total of 5,000 unvested options and the two other directors did not have unvested options. Each of the three directors electing to continue in the plan on or within 30 days of the June 1, 2007 Annual Meeting of Stockholders received 12,700 shares to be delivered on June 1, 2008, one year after the 2007 Annual Meeting of Stockholders.

We adopted SFAS No. 123R, “Share Based Payments,” as of January 1, 2006. Under SFAS No. 123R, we recorded stock option based compensation expense to employees totaling $3,190,000 and $3,108,000 for the year ended December 31, 2007 and 2006, respectively. Prior to fully adopting the standard, we had only been expensing the fair value of stock options granted to contractors, and the fair value of shares of common stock granted to contractors and employees. For the years ended December 31, 2007, 2006 and 2005, we allocated stock-based compensation expense, including the amount recorded for the effect of adopting SFAS 123R, the amount recorded for stock grants and the amount recorded for options granted to contractors to the following statement of operations captions:

	Year ended December 31,
	2007	2006	2005
General and administrative	$3,652,917	$9,080,741	$2,841,151
Power project development	364,758	—	—
Research and development	741,312	1,507,001	477,000

Total stock-based compensation	$4,758,987	$10,587,742	$3,318,151

We granted common stock to our employees and directors totaling 43,100 shares during the year ended December 31, 2007. We also granted options to purchase an aggregate of 992,500 shares of common stock during the year ended December 31, 2007. During the years ended December 31, 2006 and 2005, we granted to our employees and directors 67,800 and 40,000 shares of common stock, respectively, and options to purchase an aggregate of 481,500 and 757,000 shares of common stock, respectively. During the years ended December 31, 2007, 2006 and 2005, vested options expired “out of the money” and were not exercised totaling 2,000, 58,200 and 750, respectively. During the years ended December 31, 2007, 2006 and 2005, employees forfeited 10,500, 108,800 and 77,861 of unvested options to purchase shares of common stock, respectively.

During the year ended December 31, 2007, a former employee forfeited 2,000 unvested stock grant shares. During the year ended December 31, 2006, two former employees forfeited 316,668 unvested stock grant shares and were granted 220,833 additional shares of common stock in settlement of employment arrangements. Approximately $4.1 million of non-cash equity expense was recognized in year ended December 31, 2006 related to these settlements.

During the year ended December 31, 2007, we issued 199,500 shares of common stock as a result of option exercises, and 1,069,726 shares of common stock as a result of warrant exercises. During the year ended December 31, 2006, we issued 66,000 shares of common stock as a result of option exercises, and 6,000 shares of common stock as a result of warrant exercises.

Third Party Option and Warrant Grants

Stock options granted to non-employees for services are accounted for in accordance with Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” which requires expense recognition based on the fair value of the options. We calculate the fair value of options and warrants that have been granted by using the Black-Scholes pricing model. During the third quarter of 2007, we granted options to purchase 35,000 shares of our common stock to the owner of three ranches in Nevada as consideration to secure certain surface rights to the land. The options have an exercise price of $15.10 per share which was established as the closing market price on the grant date. The options had a fair value of $423,987 that was recorded as unproved property. We did not grant options to purchase shares of our common stock to service providers during 2006 or 2005.

Third Party Share Grants

During the first quarter of 2007, we issued to three separate owners of geothermal properties in Nevada a total of 7,500 shares of our common stock pursuant to two separate 50-year geothermal lease agreements. The common stock had a fair value totaling $39,800 on the respective grant date. These costs have been capitalized and classified as unproved property and prepaid delay rentals.

During the first quarter of 2007, we granted 200,000 shares of restricted common stock to a service provider to advise us on various matters. Pursuant to the terms of the agreement 150,000 shares were delivered in April 2007 and 50,000 shares were delivered in September 2007. Accordingly, the stock was valued on the grant date and was recognized in the first quarter of 2007 as a non-cash general and administrative expense totaling $990,000.

During the second quarter of 2007, we granted 15,000 shares of registered common stock to a service provider to advise us on engineering matters relating to geothermal drilling and power plant construction. The stock had a fair value on the grant date totaling $110,250 and was recognized as a non-cash power project development expense.

During the third quarter of 2006, we committed to grant an unspecified amount of shares to a service provider in connection with their performance of financing services, merger and acquisition services and assistance in obtaining our geothermal heat transfer license. These services were completed on September 2, 2006. On November 2, 2006, we agreed to grant 300,000 shares of unregistered common stock to this service provider. The stock was valued on the date when services were completed and the full value of the award was recognized totaling $1,341,000.

On December 22, 2006, we issued 25,000 restricted shares of our common stock as part of the overall consideration to acquire a 50-year Geothermal Lease Agreement with the owner of three ranches in Nevada. The common stock had a fair value of $115,250 on the grant date. These costs have been capitalized and classified as unproved property and prepaid delay rentals.

During 2005, we issued 17,000 shares of common stock for consulting services valued at $323,124.

Convertible Preferred Stock

We did not issued convertible preferred stock during the years ended December 31, 2007 and 2006.

During 2005, 1,133.5 outstanding shares of Series B Convertible preferred stock were converted into 323,995 shares of common stock based on the conversion terms of the Series B Convertible preferred stock. Also during 2005, 20,000 shares of Series C Convertible preferred stock were converted into 833,332 shares of common stock based on the conversion terms of the Series C Convertible preferred stock. We received 218,587 common shares from our Chairman of the Board to offset the dilutive effects of the conversion of shares of Series C Preferred Stock into shares of the Company’s common stock on the mandatory conversion date. These shares were issued to Series C Convertible Preferred Stockholders as a result of the conversion.

During 2005, we issued 136,389 shares of common stock as a result of option exercises, and 353,429 shares of common stock as a result of warrant exercises. A service provider returned 169,800 shares of common stock to us during 2005 in settlement of a dispute.

Warrants were granted to preferred stock holders in connection with our Series C Convertible preferred stock offering in the second quarter of 2005. Warrants were granted to investors in connection with our private equity placement in the first quarter of 2007 and to an independent contractor for services provided in the fourth quarter of 2007 (see Note 12. Warrants).

The activity for stock options and warrants during the years ending December 31, 2007, 2006 and 2005, respectively is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2005:	1,708,376	$5.21
Granted	948,666	17.06
Exercised	(489,818)	7.13
Expired or forfeited	(245,277)	14.54

Outstanding at December 31, 2005:	1,921,947	$9.38	$14,138,610

Granted	481,500	9.18
Exercised	(72,000)	4.12
Expired or forfeited	(323,667)	18.63

Outstanding at December 31, 2006:	2,007,780	$7.95	$2,188,606

Granted	2,189,512	7.01
Exercised	(1,269,226)	5.75
Expired or forfeited	(17,500)	13.18

Outstanding at December 31, 2007:	2,910,566	$8.14	$20,494,977

Exercisable at December 31, 2005:	1,135,597	$5.23	$12,377,450

Exercisable at December 31, 2006:	1,323,222	$5.93	$2,161,924

Exercisable at December 31, 2007:	1,499,641	$6.99	$12,410,954

The total intrinsic value of options and warrants exercised in the years ended December 31, 2007, 2006 and 2005 was approximately $8,943,604, $598,895 and $7,584,404 respectively. The cash received from exercises of options and warrants in the years ended December 31, 2007, 2006 and 2005 was approximately $7,294,868, $296,600 and $3,457,656, respectively.

The following tables summarize certain stock option and warrant information at December 31, 2007:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$3.00 - $5.75	1,350,733	6.68	$4.35	$14,186,527
$6.00 - $9.10	752,500	8.69	7.77	5,325,950
$11.01 - $17.20	774,000	8.50	14.35	982,500
$25.95	33,333	7.30	25.95	—

Total	2,910,566	7.69	$8.14	$20,494,977

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$3.00 - $5.75	973,983	5.72	$4.09	$10,482,709
$6.00 - $9.10	260,250	8.29	7.99	1,785,010
$11.01 - $17.20	232,075	8.14	15.31	143,235
$25.95	33,333	7.30	25.95	—

Total	1,499,641	6.58	$6.99	$12,410,954

The following table summarizes the non-vested stock options at December 31, 2007:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2005:	463,888	$3.79
Granted	782,000	15.05
Vested	(381,677)	7.18
Forfeited	(77,861)	5.91

Non-vested at December 31, 2005:	786,350	$13.13

Granted	481,500	7.91
Vested	(317,825)	8.99
Forfeited	(265,467)	15.97

Non-vested at December 31, 2006:	684,558	$10.28

Granted	1,137,500	6.30
Vested	(410,633)	7.92
Forfeited	(15,500)	10.66

Non-vested at December 31, 2007:	1,395,925	$7.73

The following table summarizes the non-vested stock awards at December 31, 2007:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Non-vested at January 1, 2005:	1,094,668	$3.98
Granted	42,500	17.93
Vested	(485,333)	4.59
Forfeited	—	0.00

Non-vested at December 31, 2005:	651,835	$4.43

Granted	616,133	10.17
Vested	(887,583)	8.23
Forfeited	(316,668)	3.87

Non-vested at December 31, 2006:	63,717	$9.79

Granted	265,600	5.62
Vested	(282,467)	6.02
Forfeited	(2,000)	17.19

Non-vested at December 31, 2007:	44,850	$8.54

Vested and undelivered shares relating to delayed share delivery schedules for two former employees totaled 289,165 shares and had a weighted average fair market value of $4.73 per share at December 31, 2006. There are no vested and undelivered shares at December 31, 2007.

As of December 31, 2007, there was $9,304,619 (pre-tax) and $220,566 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 2.49 years. The following table summarizes the unrecognized compensation expense expected to be recognized in future periods at December 31, 2007.

Stock-based compensation expense (pre- tax)
2008	$3,014,621
2009	2,812,471
2010	2,492,358
2011	831,198
2012	374,537

Total:	$9,525,185

Net Share Issuance

During the second quarter of 2006, we satisfied an obligation to deliver 250,000 shares to a former employee pursuant to an employment arrangement by delivering 150,707 shares to the employee, and deducting 99,293 shares from the grant amount in lieu of payroll taxes. We then paid approximately $1 million in payroll taxes related to this transaction.

Contingent Options and Share Grants

Refer to discussion of contingent options and share grants in Note 10. Commitment and Contingencies above.

Note 12. Warrants

Private Placement Warrants

As part of the March 30, 2007 private placement, each investor, including one member of our board of directors, received warrants to purchase additional shares equal to approximately 35% of the shares of common stock purchased by such investor. Accordingly, warrants to purchase 942,739 shares were issued to investors, including one member of our board of directors, at a cash-only exercise price of $6.05 per share. As described below, all of these warrants were exercised in 2007.

On March 22, 2007, we entered into a twelve-month advisory agreement with a service provider to receive certain non-exclusive advisory services, including general corporate finance, advisory, merger and acquisition and business development services. The twelve-month period of the advisory agreement commenced on October 31, 2006 and is renewable for twelve additional months unless terminated in writing by us. We issued 94,273 warrants to the service provider for the purchase of common stock as partial compensation for assisting us with raising the capital for the March 30, 2007 private placement. These warrants had an exercise price of $6.05. The warrants issued to the service provider in conjunction with the private placement were accounted for as a cost of equity, which was netted against the fair value of the warrants, resulting in offsetting entries to additional paid in capital. As described below, all of these warrants were exercised in 2007.

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

Contractor Warrants

On October 25, 2007, we issued warrants to purchase 15,000 shares our shares of common stock to a service provider for advice, counsel and other investor relations services. The warrants carry an exercise price of $12.06 which is equal to the five day average closing price of our common stock prior to the contract signature date. The contract signature date is also the grant date. The warrants will vest one year from the grant date and expire on October 25, 2011.

EITF 96-18 requires that an expense be recognized over the requisite service period when the performance required to earn the warrants is completed. Since no further actions were required after signing the contract, we computed the fair value of the warrants using the Black-Scholes pricing model and recorded an expense totaling $118,889 in the fourth quarter of 2007 when the contract was signed.

Series B Warrants

Holders of Series B Preferred Stock were granted cash-only exercise warrants equal to 25% of the common stock available to them upon conversion at an exercise price of $8.55 per share. During the year ending December 31, 2007 and 2006, 32,714 and 6,000 warrants were exercised by holders of Series B Preferred Stock, providing $152,120 and $51,300 in cash to us. 31,233 warrants were outstanding and unexercised at December 31, 2007.

Series B Warrant Price Reset Feature

In conjunction with issuing the Series B Convertible Preferred Stock, we issued 412,691 warrants that contained an exercise price reset feature based upon certain conditions and events that would cause the warrant exercise price for outstanding warrant holders to be adjusted downward to fair value of the common stock on the date when the event occurred. In November 2006, we issued shares to a service provider which triggered the warrant re-pricing feature in 63,947 outstanding and exercisable warrants. Accordingly, the outstanding warrants previously exercisable for $8.55 per warrant were reset to a new exercise price of $6.05 per warrant.

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

Series C Warrants Beneficial Conversion Feature

In connection with the Series C Preferred Stock, we issued warrants exercisable into 166,666 shares of common stock at an exercise price of $24 per share. The fair value of the warrants, based on the Black-Scholes option pricing model, was determined to be $1,381,595. After allocating this amount to the warrants, and after allocating $37,117 to the redemption feature embedded derivative, the beneficial conversion feature of the Series C Preferred Stock was determined to be $4,249,993; resulting in a combined deemed dividend and beneficial conversion feature of $5,668,704. This amount was reflected as a dividend to compute net loss applicable to common stockholders.

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

We determined that the value of the redemption feature embedded derivative upon issuance of the Series C Preferred Stock on April 11, 2005 was $37,117. This amount was recorded as a derivative liability and a corresponding discount to the Series C Preferred Stock. The discount to the Series C Preferred Stock was immediately accreted as a deemed dividend, resulting in a decrease to additional paid-in capital, since the Series C Preferred Stock was immediately convertible and did not have a stated life. Upon the conversion of the Series C Preferred Stock to common stock, the fair value of the redemption feature embedded derivative was determined to be $0. Therefore, the change in the value of the redemption feature embedded derivative of $37,117 was recorded as a gain in the consolidated statement of operations.

The following table summarizes the warrants outstanding and exercisable at December 31, 2007:

	Series B Warrants	Contractor Warrants
Grant dates	September 2004	October 2007
Exercise price	$4.65	$12.06
Expiration date	October 5, 2009	October 5, 2011
Warrants outstanding	31,233	15,000
Warrants exercisable	31,233	—
Proceeds if exercised	$145,233	$180,900

Private Placement Registration Rights Agreement

In conjunction with the March 30, 2007 private placement, the purchasers of the common stock and related warrants also entered into a registration rights agreement that required us to register the resale of shares of common stock purchased in the private placement and pursuant to the exercise of related warrants. We filed a registration statement on Form S-3 with the SEC. The registration statement became effective on June 7, 2007.

If we fail to maintain a continuously effective registration statement with respect to the resale of the shares described above, we are obligated to pay the purchasers liquidated damages equal to 1.0% of the aggregate purchase price for each month up to a total of three months. The outstanding balance is subject to interest payments of 18% per annum.

We are currently in compliance with the requirements of the registration rights agreement and, as such, management believes that the likelihood that the registration statement for these shares will fail to remain continuously effective is “remote” as defined in SFAS No. 5 “Accounting for Contingencies.” Accordingly, no accrued liability is deemed necessary by management.

Series B Registration Rights Agreement

The Series B preferred stock securities purchase agreement and related agreements provide the purchasers of the Series B preferred stock and the related Series B warrants with certain rights to register shares of common stock pursuant to a registration rights agreement. We are also obligated to cause the registration statement to remain continuously effective until all Series B preferred shares and Series B warrants are exercised or expired. In September 2004, all of the outstanding Series B preferred shares and certain of the Series B warrants were converted into shares of common stock under the original registration statement filed on September 20, 2005. We did not maintain a continuously effective registration for the common shares issuable upon exercise of Series B warrants as required by our agreements, resulting in liquidated damages and interest totaling $96,000 and $31,000 for the years ended December 31, 2006 and 2007, respectively. We filed a registration statement on Form S-3 with the SEC. The registration statement became effective on June 8, 2007. In July 2007, we paid the amount owed in-full to the purchasers.

We are currently in compliance with the requirements of the registration rights agreement and, as such, management believes that the likelihood that these shares will fail to remain continuously effective is “remote” as defined in SFAS No. 5 “Accounting for Contingencies.” Accordingly, no additional accrued liability is deemed necessary.

Note 13. Net Loss Per Common Share

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

There were 46,223 and 63,947 shares of common stock issuable upon exercise of warrants that were “in the money” and outstanding on December 31, 2007 and 2006, respectively. 35,000 stock options granted to a land owner of three ranches in Nevada during 2007 were “out of the money” on December 31, 2007. 150,000 and 247,000 stock options granted to independent contractors were “in the money” and outstanding on December 31, 2007 and 2006 respectively. Employee and director options to purchase 2,303,500 and 807,000 shares of common stock that were “in the money” and outstanding at December 31, 2007 and 2006 respectively. Employee and director options to purchase 375,833 and 889,833 shares of common stock were “out of the money” and outstanding at December 31, 2007 and 2006 respectively. Unvested and fully-vested and undelivered stock grants totaling 44,850 and 352,882 were outstanding on December 31, 2007 and 2006, respectively. We granted 40,000 and 25,000 shares of our common stock to service providers and land owners that vest contingent upon completion of certain performance criteria during the years ended December 31, 2007 and 2006, respectively. None of these contingent shares have met the performance criteria for vesting and the 25,000 contingent shares granted in 2006 have been cancelled based upon the consent of the land owner. These warrants, options and share grants were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

Note 14. Business Segments

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

Prior to 2006, we operated in one business segment, Transportation and Industrial. Beginning in 2006, we began to pursue opportunities to develop technologies in the Power Systems market to supplement the development of technologies targeted for the transportation and industrial markets. Accordingly, the presentation below comprises financial information relating to the years ended December 31, 2007 and 2006, respectively.

As of and for the Year Ended December 31, 2007	Transportation and Industrial	Power Systems	Corporate and Other	Total
Revenues	$320,072	$—	$—	$320,072
Segment Operating Loss	(3,990,583)	(2,673,583)	(9,806,279)	(16,470,445)
Depreciation and Amortization	181,299	11,542	79,534	272,375
Fixed Asset Purchases	117,305	15,114	117,344	249,763
Total Assets	$1,105,628	$16,076,942	$6,601,883	$23,784,453

As of and for the Year Ended December 31, 2006	Transportation and Industrial	Power Systems	Corporate and Other	Total
Revenues	$122,732	$—	$—	$122,732
Segment Operating Loss	(4,390,098)	(2,356,405)	(12,512,663)	(19,259,166)
Depreciation and Amortization	133,047	3,631	65,556	202,234
Fixed Asset Purchases	237,901	—	34,097	271,998
Total Assets	$956,224	$6,272,056	$4,177,167	$11,405,447

Included in total assets for the Power Systems segment are two separate notes receivable from two separate potential merger candidates totaling $506,273 and $5,952,074 at December 31, 2007 and December 31, 2006, respectively.

Note 15. Supplemental Cash Flow Information

For the year ended December 31, 2007:

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

•

We recorded a $423,987 non-cash payment of options to purchase 35,000 shares of common stock at an exercise price of $15.10 per share issued to acquire the geothermal surface rights on land in Nevada. The non-cash payment was equal to the fair market value of the shares on the date the issuance was approved by the Board of Directors.

•

We recorded an $118,889 non-cash payment of warrants to purchase 15,000 shares of our common stock at an exercise price of $12.06 per share issued to a service provider for investor relations services. The non-cash payment was equal to the fair market value of the shares on the date the service provider agreement was signed.

For the year ended December 31, 2006:

•	No cash was paid for interest and $200 was paid for income taxes.

•

We recorded a non-cash payment of 25,000 shares of our common stock to acquire the geothermal mineral rights on properties in Nevada. We recorded the fair market value of the shares on the date the 50-year geothermal lease was signed totaling $115,250.

•

On November 2, 2006, we agreed to grant 300,000 shares of unregistered common stock to a service provider for assistance with acquiring the global heat transfer technology license. The stock was valued on the date when services were completed and the full value of the non-cash equity award was recognized totaling $1,341,000.

For the year ended December 31, 2005:

•	No cash was paid for interest or income taxes.

•	We exchanged 1,133.5 shares of Series B Convertible Preferred Stock and 20,000 shares of Series C Convertible Preferred Stock for 1,375,914 shares of common stock.

•

We issued 218,587 common shares to investors pursuant to the reset provision in the Certificate of Designation of the Preferences, Rights and Limitations of the Series C Convertible preferred stock offering. In accordance with the Share Contribution Agreement between us and Mr. Kraig Higginson, Executive Chairman of our Board of Directors, 218,587 common shares were transferred by Mr. Higginson to us to offset the dilutive effects of the reset provision.

•

We recorded a non-cash gain of $37,117 associated with the classification of the redemption feature of the Series C Preferred Stock offering as an embedded derivative on the original issue date, and reclassification of that feature to equity in accordance with SFAS No. 133 and EITF 00-19.

Note 16. Income Taxes

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2007.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax year 2007 federal return remains open to examination and the tax years 2004-2007 remain open to examination by other taxing jurisdictions to which we are subject. The Internal Revenue Service is currently examining our 2005 federal tax return and the examination should be complete in 2008.

At December 31, 2007, we had net operating loss carry-forwards available to offset future taxable income of approximately $44,213,000 which will begin to expire in 2023. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net carry-forwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carry-forwards. For example, limitations are imposed on the utilization of net operating loss carry-forwards if certain ownership changes have taken place. We will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized. The amount of, and ultimate realization of, the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. We have established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying consolidated statements of operations.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. The deferred income tax assets (liabilities) are comprised of the following at December 31, 2007 and December 31, 2006:

	December 31,
	2007	2006
Net operating loss carry-forwards	$16,491,000	$11,161,000
Research and development tax credit	733,000	535,000
Depreciation and amortization	(62,000)	(36,000)
Accrued vacation	5,000	6,000
Stock compensation	770,000	510,000
Exploration and intangible drilling costs	(97,000)	—
Charitable contribution carry forward	2,000	2,000
Valuation allowance	(17,842,000)	(12,178,000)

Net deferred income tax asset	$—	$—

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and our benefit for income taxes for the years ended December 31, 2007 and December 31, 2006 is as follows:

	December 31,
	2007	2006
Federal income tax benefit at statutory rate	$5,355,000	$6,286,000
Book and tax differences for warrant and stock transactions	(326,000)	(170,000)
Research and development credit—net tax effect	148,000	128,000
State tax expense benefit	520,000	924,000
Other	(32,000)	(41,000)
Change in valuation allowance	(5,665,000)	(7,127,000)

Income tax benefit for fiscal year	$—	$—

Note 17. Recent Accounting Pronouncements

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). In SFAS 160, the FASB established accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS 160 is prohibited. We are currently evaluating the requirements of SFAS 160 and the potential impact on our financial statements.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and the potential impact on our financial statements.

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. We implemented SAB 108 in 2006 and have determined that the relevant effect of both quantitative and qualitative factors on prior year errors do not materially impact current year consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows us to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, we were required to adopt SFAS 159 by the first quarter of 2008. Management believes that adoption of SFAS 159 will not materially impact our financial statements.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. We are currently evaluating the requirements of SFAS 157 and the potential impact on our financial statements.

SFAS 155

In February 2006, the FASB amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS No. 155 resolves issues addressed in the earlier standards and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier application was permitted. We believe that the adoption of SFAS 155 on January 1, 2007 did not have a material impact on our consolidated financial statements.

EITF 07-01

In December 2007, the FASB issued Emerging Issues Task Force No. 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-01”). EITF 07-01 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-01 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We are currently assessing the impact of adopting EITF -07-01 on our financial statements.

EITF 07-03

In June 2007, the FASB issued Emerging Issues Task Force No. 07-03, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We believe that the adoption of EITF 07-03 will not materially impact our financial position or results of operations.

FSP EITF 00-19-2

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). This pronouncement requires an entity to recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument subject to that arrangement. If the transfer of consideration is probable and reasonably estimated at inception, the liability should be included in the allocation of proceeds from the financing transaction. The effective date is for financial statements issued for fiscal years beginning after December 31, 2006 and retrospective application is not permitted. We have adopted FSP EITF 00-19-2 effective January 1, 2007.

Note 18. Subsequent Events

On January 4, 2008, in settlement of two separate outstanding invoices totaling $370,000, we issued 22,217 unregistered shares to a service provider for the design and engineering services of our 10 megawatt geothermal power plants and 3,565 unregistered shares to another service provider for certain permitting activities. The fair value of the unregistered shares on the grant date equaled the amounts outstanding on the separate invoices.

We also executed a promissory note in February 2008, whereby we agreed to pay to Lightening Dock Geothermal, Inc. $900,000 in principal plus $50,000 in interest charges on or before January 5, 2009.

On January 16, 2008, we, together with our wholly-owned subsidiary, Truckee Geothermal No. 1 SV-01, LLC (the “Subsidiary”), entered into the Commitment Letter with Merrill Lynch. The Commitment Letter sets forth general terms relating to the structuring and financing of up to 155 MW of geothermal power plants we intend to develop, including a financing commitment (the “Truckee Commitment”) from Merrill Lynch to provide non-recourse financing for the construction of a 10.5 MW geothermal power plant in Nye County, Nevada (the “Truckee Plant”), subject to certain conditions as described below. In connection with the Commitment Letter, we also granted to Merrill Lynch warrants to purchase up to 3,700,000 shares of our common stock, subject to vesting requirements associated with the financing of each of the power plants, and entered into a registration rights agreement relating to the registration of the resale of the warrants and the shares of common stock issuable upon exercise of the warrants.

The Truckee Commitment is for up to $44 million, including approximately $38.4 million in the form of 15-year fully amortizing notes, to fund approximately $33 million of total construction costs, plus reserve accounts, accrued interest, transaction fees and other costs. The balance of the commitment is attributable to a letter of credit to be required under a power purchase agreement. The interest rate payable by us on the amortizing notes will be equal to LIBOR plus 500 basis points, swapped to a fixed rate of interest, determined at the time of funding. The Truckee Commitment is subject to certain conditions precedent including, due diligence, the absence of a material adverse change, receipt of all necessary internal approvals by us and Merrill Lynch, acquisition of the Class A Interest (as defined below) in the Truckee Plant by a third party other than Merrill Lynch unless Merrill Lynch purchases such interest (at its discretion and subject to certain conditions), Merrill Lynch’s satisfaction with the final financial and tax model upon which the Truckee Commitment is based, and the satisfaction of certain other customary conditions, including, but not limited to, execution of a power purchase agreement, satisfactory validation of the geothermal resource by a third-party geothermal consultant, and a final report on the project by an independent engineer.

The Subsidiary is a special purpose entity formed for the purpose of developing and operating the Truckee Plant. The Subsidiary will be responsible for the debt service, all maintenance and operations expenses and various fees and distributions to the owners of the Subsidiary. Ownership of the Subsidiary will be divided into the “Class A Interest,” to be owned by Merrill Lynch or a third party and the “Class B Interest,” to be owned by us. It is the intention of the parties that the Truckee Plant will qualify to receive tax credits and other benefits under the Internal Revenue Code of 1986, as amended, for geothermal power plants. During the first ten years of operations, the holder of the Class A Interest will be allocated 95% of the income and the tax benefits of the Subsidiary and make required capital contributions to the Subsidiary, while the Class B Interest will receive 95% of the cash available for distribution, subject to certain priority distributions. The Class A capital contributions, together with cash received by the Subsidiary for the sale of electrical power, are expected to enable the Subsidiary to service the debt financing and cover operating expenses, as well as pay certain fees and distributions to the holders of the Class A Interest and Class B Interest. The finance structure is designed to convey the economic benefit to us through the payment of fees and cash distributions to us based upon both the successful completion of the Truckee Plant and attainment of on-going operational targets. After the first ten years of operation, the income and the tax benefits allocated to the Class A and Class B Interests will change so that the Class B Interest will receive 95% of income and cash distributions and the Class A Interest will receive 5% of such benefits. At that point, we will have the option to purchase the Class A interests in order to obtain 100% ownership of the project. The Commitment Letter contemplates that any additional financing commitments provided in accordance with the Commitment Letter will be structured in a similar manner unless agreed otherwise by both parties.

If the Truckee Plant is constructed and placed into service, our share of fees and cash distributions from the Subsidiary is estimated to be approximately $4 million per year in gross fees and distributions during the Truckee Plant’s first three years of operations, after maintenance, operating expenses and debt service. After the first three years of operations, our share of fees and distributions will be reduced until the Subsidiary repays the debt financing. As a result, our average share of gross fees and distributions is estimated to be $2.5 million per year for the first ten years of operations. After the debt is retired in year 15 of operations, we expect to receive gross distributions of more than $5 million per year, or net after-tax distributions of approximately $3.5 million per year, for the remaining life of the Truckee Plant. The expected useful life of the Truckee Plant is approximately 35 years.

Including the Truckee Commitment, the Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop, other than certain excluded financings. Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55MW of geothermal plants to be developed by us. If Merrill Lynch provides a financing commitment proposal with respect to any future projects, such financing commitment will be subject to satisfactory due diligence and certain other conditions and the execution of a separate commitment letter relating to such project. Until Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we are generally obligated to accept any financing commitment proposed by Merrill Lynch that has terms similar to or more favorable than the financing commitment relating to the Truckee Plant. After Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we may enter into certain excluded financings with parties other than Merrill Lynch.

The timing of construction for the geothermal power plants we intend to develop, as well as the specific sites we choose to develop and construct, will depend on a number of factors, including drilling results, permitting and our ability to obtain adequate financing. Although the Commitment Letter includes the Truckee Commitment relating to the Truckee Plant, our development efforts at this site may not progress as rapidly as our development efforts at other sites. As a result, we may seek to finance and construct geothermal power plants on other sites prior to the completion of construction of the Truckee Plant. At the time we entered into the Commitment Letter, we believed it was likely that we would fund and construct the Truckee Plant earlier than the other sites we intend to develop. However, based on the fact that some of the other projects are progressing more rapidly than the Truckee project, it is likely that we will seek financing under the Commitment Letter to fund construction at one or more other sites prior to funding and constructing the Truckee Plant.

As part of the Commitment Letter, we have agreed to pay Merrill Lynch certain non-refundable structuring fees in connection with the closing of each funding transaction. The structuring fees will initially be 4%, but will decrease for future financings once the cumulative financing commitment under the Commitment Letter reaches certain levels.

As additional consideration, we granted Merrill Lynch warrants to purchase our common stock. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. The exercise price of the warrants will range from $14.98 to $19.71 per share, subject to adjustment upon any dilutive issuance by the company. In general, warrants that vest in connection with the funding of earlier projects will be greater in number and have a lower exercise price, and warrants that vest in connection with the funding of later projects will be fewer in number and have a higher exercise price. Under certain circumstances, a reduced percentage of the warrants will vest if we reject a Merrill Lynch funding proposal for a project and subsequently obtain funding for such project from another party or, in certain circumstances, from Merrill Lynch. Any vested warrants may be called for cancellation by us if certain conditions have been met, including minimum market price requirements relating to our common stock. We have agreed to grant additional warrants to Merrill Lynch upon funding of any of the additional 55 MW of geothermal power projects with respect to which Merrill Lynch has a right of first refusal. The exercise price of any such additional warrants will be based on the volume weighted average price of our common stock over a 20 consecutive trading day period prior to the issuance of such warrants. Pursuant to a registration rights agreement between us and Merrill Lynch, we have agreed to file one or more registration statements covering the resale of the warrants issued pursuant to the Commitment Letter, as well as the resale of the shares of common stock issuable pursuant to the exercise of such warrants.

The Warrants are subject to a vesting schedule. In accordance with the vesting schedule, a portion of the Warrants vest in connection with the funding of each project under the terms of the Commitment Letter. The number of Warrants that vest in connection with a project funding depends on the amount of funding provided. No more than 3,700,000 Warrants may be issued pursuant to the financing of the first 100 MW. The following table sets forth the general terms of the vesting schedule and the exercise price applicable to each portion of Warrants to vest in accordance with the schedule:

Vesting Schedule	Exercise Price
Concurrent with the closing of each funding with respect to any portion of the first 10 MWs of geothermal power projects, Warrants vest and become exercisable for the purchase of 300,000 shares of Common Stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$14.98

Concurrent with the closing of each funding with respect to any portion of the next 10 MWs of geothermal power projects after taking into account the projects previously funded, Warrants vest and become exercisable for the purchase of 150,000 shares of Common Stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$14.98

Concurrent with the closing of each funding with respect to any portion of the next 30 MWs of geothermal power projects after taking into account the projects previously funded, Warrants vest and become exercisable for the purchase of 100,000 shares of Common Stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$14.98

Concurrent with the closing of each funding with respect to any portion of the next 50 MWs of geothermal power projects after taking into account the projects previously funded, Warrants vest and become exercisable for the purchase of 50,000 shares of Common Stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$19.71

Concurrent with the closing of the funding with respect to the final MW (i.e., the one hundredth MW) of geothermal power projects after taking into account the projects previously funded, Warrants vest and become exercisable for the purchase of 200,000 shares of Common Stock.	$19.71

Any vested Warrants may be called for cancellation by us if certain conditions have been met. In general, Warrants may be called for cancellation if during any period (a “Call Measurement Period) of twenty (20) consecutive trading days concluding at any time after the date such Warrants first become subject to being called for cancellation (the “Call Period”) the closing price of the Common Stock exceeds a specified price (the “Trigger Price”). The following table sets forth the general terms under which the Warrants may be called for cancellation:

Warrants Subject to Being Called for Cancellation	Call Period	Trigger Price
The first 395,000 Warrants to vest and become exercisable in accordance with the vesting schedule (the “First Series of Warrants”).	Any time after the later of (x) thirty (30) days after the date of the first funding under the Commitment Letter and (y) March 1, 2008.	$23.66

The next 395,000 Warrants to vest and become exercisable after the First Series of Warrants in accordance with the vesting schedule (the “Second Series of Warrants”).	Any time after the later of (x) ninety (90) days after the date of the first funding under the Commitment Letter and (y) May 1, 2008.	$23.66

The next 395,000 Warrants to vest and become exercisable after the Second Series of Warrants in accordance with the vesting schedule (the “Third Series of Warrants”).	At any time after the later of (x) 150 days after the date of the first funding under the Commitment Letter and (y) July 1, 2008.	$23.66

The next 395,000 Warrants to vest and become exercisable after the Third Series of Warrants in accordance with the vesting schedule (the “Fourth Series of Warrants”).	At any time after the later of (x) 210 days after the date of the first funding under the Commitment Letter and (y) September 1, 2008.	$39.43

The next 395,000 Warrants to vest and become exercisable after the Fourth Series of Warrants in accordance with the vesting schedule (the “Fifth Series of Warrants”).	At any time after January 16, 2009.	$39.43

The next 987,500 Warrants to vest and become exercisable after the Fifth Series of Warrants in accordance with the vesting schedule (the “Sixth Series of Warrants”).	At any time after January 16, 2011.	$59.14

The next 987,500 Warrants to vest and become exercisable after the Sixth Series of Warrants in accordance with the vesting schedule (the “Seventh Series of Warrants”). Because the Commitment Letter was not signed before December 31, 2007, only 737,500 of the Seventh Series of Warrants are eligible to vest.	At any time after January 16, 2013.	$78.85

In order to call any or all of a series of Warrants for cancellation, we must provide written notice to the Holder that we intend to cancel any or all of such Warrants comprising such series of Warrants (a “Notice of Intention to Cancel”) prior to 6:30 p.m. New York City time on the third (3rd) trading day immediately following the end of the relevant Call Measurement Period (each such period of three (3) trading days, a “Call Cancellation Notice Period”). After receipt of such notice, the Holder has ten (10) trading days to exercise the Warrants subject to the Notice of Intention to Cancel. If the Holder does not exercise such Warrants during the ten (10) trading day period, the Company may cancel the Warrants upon delivery of notice to the Holder.

The terms of the Warrants provide for anti-dilution protection, which adjusts the exercise price of each Warrant, from time to time upon the occurrence of certain events, including stock splits, dividends, recapitalizations and similar events. In these cases we shall:

(i)	pay a dividend or make a distribution to all holders of the outstanding Common Stock in shares of Common Stock;

(ii)	subdivide into a greater number of shares of Common Stock;

(iii)	combine into a smaller number of shares of Common Stock; or

(iv)	issue by reclassification of shares of our Common Stock any shares of our capital stock; or

then, upon happening of such events, the exercise price will be appropriately adjusted in accordance with the provisions of the Common Stock Purchase Warrant.

Note 20. Quarterly Financial Data

Selected quarterly data (unaudited) for the years ending December 31, 2007 and 2006 are as follows:

	2007				2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$123,763	$28,562	$49,887	$117,860	$33,736	$34,409	$9,870	$44,717
Gross margin	(342,367)	900	—	34,332	(21,848)	(174,138)	(119,560)	—
Operating loss	(4,789,495)	(3,431,461)	(3,568,375)	(4,681,115)	(3,233,007)	(5,266,354)	(6,149,854)	(4,609,951)
Net loss applicable to common stockholder	(4,626,569)	(3,224,017)	(3,372,519)	(4,525,901)	(3,040,716)	(5,028,647)	(5,918,103)	(4,501,471)
Net loss per share:
Basic	(0.09)	(0.06)	(0.06)	(0.08)	(0.06)	(0.10)	(0.12)	(0.09)
Diluted	$(0.09)	$(0.06)	$(0.06)	$(0.08)	$(0.06)	$(0.10)	$(0.12)	$(0.09)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors, Inc., the Company and the stockholders of the Company (incorporated by reference to Exhibit 2 to our current report on Form 8-K filed October 14, 2003 (File No. 000-30657))

2.2	Agreement and Plan of Merger between Raser Technologies, Inc., a Utah corporation, and Raser Technologies, Inc., a Delaware corporation, dated April 17, 2007 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed April 23, 2007 (File No. 001-32661))

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 18, 2007 (File No. 001-32661))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 18, 2007 (File No. 001-32661))

4.1*	Form of Common Stock Certificate of the Company

4.2	Registration Rights Agreement, dated as of July 22, 2004, among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))
4.3	Form of Warrant to Purchase Shares of the Company’s Common Stock (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

4.4	Form of Registration Rights Agreement dated as of March 30, 2007 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

4.5	Common Stock Purchase Warrant, dated January 16, 2008 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

4.6	Registration Rights Agreement, dated as of January 16, 2008, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

10.1	Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Appendix B to our information statement on Schedule 14C filed May 14, 2004 (File No. 000-30657))

10.2	Form of Stock Option Agreement for the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

10.3	Restricted Stock Grant Agreement dated as of February 23, 2004 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.4	Restricted Stock Grant Agreement dated as of February 25, 2004 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.5	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the Company and William Dwyer (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.6	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to our current report on Form 8-K/A filed July 20, 2006 (File No. 001-32661))

Exhibit Number	Description of Document
10.7	Employment Agreement dated January 31, 2005 between the Company and Brent M. Cook (incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed February 4, 2005 (File No. 000-30657))

10.8	Amended Restricted Stock Grant Agreement dated as of April 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.10 to our current report on Form 8-K filed May 5, 2005 (File No. 000-30657))

10.9	Lease Agreement by and between the Company and EsNET Properties L.C., dated as of March 11, 2005 (incorporated by reference to Exhibit 10.11 to our current report on Form 8-K filed May 24, 2005 (File No. 000-30657))

10.10	Second Amended Restricted Stock Grant Agreement dated as of July 12, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.11	Third Amended Restricted Stock Grant Agreement dated as of July 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.12	First Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 29, 2005 between the Company and William Dwyer (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.13	Amended Restricted Stock Grant Agreement dated July 22, 2005 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.14	Fifth Amended Restricted Stock Grant Agreement dated as of January 15, 2006 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.15	Second Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of January 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.17 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.16	Second Amended Restricted Stock Grant Agreement dated February 1, 2006 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.17	Employment Agreement dated as of June 27, 2006 between the Company and Patrick J. Schwartz (incorporated by reference to Exhibit 10.16 to our current report on Form 8-K filed June 30, 2006 (File No. 001-32661))

10.18†	Termination Agreement and Mutual General Release dated as of September 2, 2006 by and among the Company, Power Acquisition Corp., Amp Resources, LLC, Amp Capital Partners, LLC, Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, Sorenson Capital Partners, L.P. and John H. Stevens, individually and as representative of the Amp Resources, LLC Equityholders (as defined therein) (incorporated by reference to Exhibit 10.21 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

Exhibit Number	Description of Document
10.19†	Promissory Note, dated September 2, 2006, between Amp Resources, LLC and the Company (incorporated by reference to Exhibit 10.22 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.20†	Amended and Restated License and Sublicense Agreement dated as of November 2, 2006 by and between Raser—Power Systems, LLC and Recurrent Engineering, L.L.C. (incorporated by reference to Exhibit 10.23 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.21†	First Amendment to Intercreditor and Subordination Agreement dated as of September 2, 2006 by and among Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, SCP/AR, LLC, AMP Capital Partners, LLC and the Company (incorporated by reference to Exhibit 10.24 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.22†	Guaranty dated September 2, 2006 by and between the Company and Recurrent Engineering LLC (incorporated by reference to Exhibit 10.25 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.23	Third Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.28 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.24†	Geothermal Lease Agreement dated December 22, 2006 among Raser-Power Systems, LLC, and Truckee River Ranch, LLC (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on March 20, 2007 (File No. 001-32661))

10.25	Settlement Agreement, Severance Agreement and Release dated January 2, 2007 between the Company and William Dwyer (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 5, 2007 (File No. 001-32661))

10.26	Employment Agreement dated as of January 8, 2007 by and between Raser Technologies Operating Company, Inc. and Martin F. Petersen (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 11, 2007 (File No. 001-32661))

10.27	Third Amended Restricted Stock Grant Agreement dated as of January 16, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 19, 2007 (File No. 001-32661))

10.28	Securities Purchase Agreement dated as March 30, 2007 among the Company and the Purchasers (as defined in the Agreement) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

10.29†	Geothermal Lease Agreement dated January 17, 2007 by and between Raser Power Systems, LLC, Richard Guelich and Charles McGee (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.30†	Advisory Agreement dated as of March 22, 2007 by and between the Company and Objective Equity LLC (incorporated by reference to Exhibit 10.35 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.31†	Sourcing and Development Agreement dated as of April 6, 2007 by and between the Company and UTC Power Corporation (incorporated by reference to Exhibit 10.37 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

Exhibit Number	Description of Document
10.32†	Service Agreement dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.38 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.33†	Purchase Contract dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.39 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.34	Offer to Lease and Lease for Geothermal Resources, effective September 1, 2007, between Raser Power Systems, LLC and the BLM (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 7, 2007) (File No. 001-32661))

10.35	Fourth Amended Restricted Stock Grant Agreement dated September 4, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 7, 2007 (File No. 001-32661))

10.36†	Letter Agreement dated September 27, 2007, between Raser Technologies, Inc., and GeoLectric Power Company NM, LLC ( incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q filed November 9, 2007 (File No. 001-32661))

10.37†	Lightning Dock Geothermal, Inc. Asset Purchase Agreement, dated as of December 3, 2007, by and among Lightning Dock Geothermal HI-01, LLC, a Delaware limited liability company, Lightning Dock Geothermal, Inc., a New Mexico corporation, GeoLectric Power Company NM, LLC, a New Mexico limited liability company, and Edward C. Fisch, a resident of the State of California, Edward C. Fisch, Trustee of the Edward C. Fisch Defined Benefit Plan, a trust established pursuant to ERISA, and Jack S. Wood, Trustee of the Wood Family Trust, a trust established pursuant to the laws of the State of California (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 10, 2007 (File No. 001-32661))

10.38	Commitment Letter, dated January 16, 2008, among the Company, Truckee Geothermal No. 1 SV-01, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

10.39†*	Surface Access and Use Agreement dated December 14, 2007, between Raser Power Systems, LLC and Truckee River Ranch, LLC.

21.1*	Significant Subsidiaries of Raser Technologies, Inc.

23.1*	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Tanner LC, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
*	To be filed herewith.