Form 10-K/A
period 2007-12-31
RASER TECHNOLOGIES INC
filed 2008-04-02
CIK 1103078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of registrant’s common stock as of March 31, 2008 was 56,102,885 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2008 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Raser Technologies Inc. (“Raser,” “the Company,” “we,” “us,” “our company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007 (the “Report”) to update the financial statements and related disclosures to reflect the Company’s receipt, on March 26, 2008, of $47.7 million in net proceeds from the private placement of 8.00% Convertible Senior Notes due 2013 (the “Private Placement”) and $4 million additional net proceeds on April 1, 2008 pursuant to the exercise of the initial purchaser’s overallotment option. As a result of the Private Placement, the Company’s independent registered public accounting firm has reissued its report on the Company’s financial statements to remove an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. The financing is described in this Amended Report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements—Note 18. Subsequent Events.”

The following sections of the Amended Report have been revised or added to reflect the removal of the independent registered public accounting firm’s qualification:

•	Item 1A. Risk Factors;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Report of Independent Registered Public Accounting Firm;

•	Note 18 to Consolidated Financial Statements of the Company; and

Additionally, the Company has made corrections and amendments to the Report, including changes to Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Exhibit Index.

While the remainder of the Report is unchanged, the Company is filing the Report in its entirety with this Amendment No. 1 to provide a complete presentation.

This Amendment No. 1 speaks as of the original date of the filing of the Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. Except as specifically indicated, the Report has not been updated to reflect events occurring subsequent to the original filing date.

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

Our Power Systems segment is currently in the development stage of drilling wells to further develop viable geothermal resources. In addition to developing our geothermal resources, we are in the process of completing other steps necessary to enable us to finance, construct and operate geothermal power plants. We obtained a commitment letter that sets forth general terms and conditions relating to the structuring and financing of up to 155 Megawatts (“MW”) of geothermal power plants and includes a financing commitment with respect to a 10.5 MW plant we intend to develop in Nevada, subject to certain conditions. We have also entered into purchase agreements with a manufacturer of turbines that we intend to use in the construction of geothermal power plants. We are also in negotiations for several power purchase agreements with investor owned utilities and municipalities. Among these, on March 10, 2008, we submitted signed power purchase agreements for two of our future plants totaling 22 MW for approval by the city council of a California municipality. The city council approved these power purchase agreements at a meeting held on March 18, 2008. We intend to complete the remaining steps necessary to commence construction of multiple geothermal power plants as quickly as possible. However, the timing of construction, as well as the specific sites we choose to develop and construct, will depend on a number of factors, including drilling results, permitting and our ability to obtain adequate financing.

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

While the geothermal well field is being developed, we also seek to secure one or more power purchase agreements, pursuant to which we would agree to sell the power generated by the plant to investor owned or municipal utilities or other power users interested in purchasing electricity generated from clean, renewable sources. During 2007, we were selected by several utilities to participate in their request for proposal (“RFP”) bid processes for power purchase agreements. We are currently in various stages of negotiations with these utilities and in bilateral negotiations with other power purchasers regarding agreements to purchase a total of 140 megawatts of power. On March 10, 2008, we submitted signed power purchase agreements for two of our future plants totaling 22 MW for approval by the city council of a California municipality. The city council approved these power purchase agreements at a meeting held on March 18, 2008. We expect to complete negotiations on the other agreements during 2008. Our power purchase agreements will likely have a term of 15 to 20 years and will generally provide for the sale of all of the power output from certain designated geothermal power plants we intend to develop. We have also entered into bilateral negotiations outside of a formal RFP bid process with other utilities and with private non-utility purchasers. We intend to continue to pursue other power purchase agreements for other power plants we intend to develop.

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

Competition

Our Power Systems segment primarily competes in the power generation industry. Competition in the power generation industry is characterized by intense competition from not only large power plants burning fossil fuels, but from other companies trying to develop clean, renewable energy from sources such as geothermal, wind farms, ethanol plants, hydro-electric power plants and other sources of clean energy. In the last year, competition from the wind and solar power generation industry has increased. While we anticipate that the current demand for renewable energy is large enough that this increased competition will not significantly impact our ability to obtain new power purchase agreements, this increased competition could contribute to a reduction in electricity prices for new renewable projects.

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

Prior to the completion of the private placement of our 8.00% Convertible Senior Notes due 2013, our independent registered public accounting firm’s report on our 2007 financial statements questioned our ability to continue as a going concern.

As originally issued on March 11, 2008, our independent registered public accounting firm’s report on our financial statements as of and for the two year period ended December 31, 2007 expressed doubt about our ability to continue as a going concern. Their report included an explanatory paragraph stating that there was substantial doubt about our ability to continue as a going concern due to the lack of sufficient capital, as of the date their report was issued, to support our business plan through the end of 2008.

On March 26, 2008, we received approximately $47.7 million in net proceeds from the private placement of $50,000,000 aggregate principal amount of our 8.00% Convertible Senior Notes due 2013 and $4 million additional net proceeds on April 1, 2008 pursuant to the exercise of the initial purchaser’s overallotment option. As a result of the private placement, our independent registered public accounting firm reissued their report with respect to our financial statements on April 1, 2008 to remove the explanatory paragraph.

In addition to the private placement described above, we will need to secure additional financing in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern. If we are unable to secure additional financing when necessary, future reports issued by our independent registered public accounting firm could include a “going concern qualification.” Inclusion of a “going concern qualification” in a future report issued by our independent accountants could have a negative impact on our ability to obtain financing and may adversely impact our stock price.

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

Other than certain excluded financings, the Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop. Other than certain excluded financings, Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55 MW of geothermal power plants we intend to develop. While Merrill Lynch has provided us with a financing commitment, subject to the satisfaction of certain conditions, for a 10.5 MW plant in Nevada, Merrill Lynch is not obligated to provide us with a financing commitment for any other project unless it elects to do so. Any determination on the part of Merrill Lynch to provide any such financing commitment is subject to the satisfaction of certain conditions precedent and various other factors, including but not limited to, satisfactory completion of due diligence, the absence of any material adverse change in our business, liabilities, operations, condition (financial or otherwise) or prospects, the execution of acceptable definitive documentation, receipt of customary legal opinions acceptable to Merrill Lynch, satisfactory market conditions and necessary approvals. Accordingly, there can be no assurance that Merrill Lynch will provide us with any financing commitments at any time either pursuant to the Commitment Letter or otherwise. Further, Merrill Lynch’s rights under the Commitment Letter, including its right to generally match alternative financing proposals, may make it difficult for us to obtain financing proposals from other sources.

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

The federal government currently encourages production of electricity from geothermal resources through certain tax subsidies. Assuming the available tax credits remain in place as currently in effect, each geothermal power project will be permitted to claim for federal tax purposes either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or “production tax credits” of $20.00 (plus an annual inflation factor) per megawatt hour for the first ten years of electricity output. Currently, production tax credits can only be claimed on new plants placed into service before December 31, 2008. The availability of production tax credits for new plants put into service after 2008 will depend on whether Congress acts to make tax credits available for such plants and the President elects to sign into law the action taken by Congress.

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

We license patented intellectual property rights from third party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects could be harmed. Our licensor may also seek to terminate our license.

We are a party to licenses that give us rights to third-party intellectual property that is necessary or useful to our business. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our licensed intellectual property. Our licensors may not successfully prosecute the patent applications to which we have licenses. Even if patents are issued in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

State	No. of Leases	Acreage		Lease Expirations	Annual Delay Rental
Nevada	2	11,600	(a)	2017, 2056	$69,600
Utah	1	2,172		2017	$2,200

(a)	We also have rights to pursue three million additional acres of land with respect to which the land owner may have geothermal rights.

The following table presents undeveloped leased properties at December 31, 2007:

State	No. of Leases		Acreage		Lease Expirations	Annual Delay Rental
Nevada	10		20,800		2011, 2014, 2017, 2057	$58,200
Utah	46	(a)	98,647		2017	$99,000
California	—	(b)(c)	—	(b)(c)	—	—
New Mexico	1		2,500		2024	$5,000
Oregon, Washington	—	(d)	—	(d)	—	—

(a)	In September 2007, we entered into a geothermal resources lease agreement for the right to develop the geothermal resource on certain property in the State of Utah with a party that holds an undivided 75% interest on 11,294 acres.

(b)	In August 2007, we exercised an option for the right to develop the geothermal resources on 640 acres in California. Under our binding letter agreement with the property owner, upon exercise of the option, we agreed to create a joint venture agreement to hold permits and development rights that we will fully control. The joint venture is expected to be created during 2008.

(c)	Acreage excludes interest in approximately 11,000 acres of mineral rights in the State of California.

(d)	In November 2007, we exercised an option for the right to pursue the development of geothermal resources on four properties owned by International Paper, Inc. in the States of Oregon and Washington totaling 77,914 acres.

ITEM 3.	Legal Proceedings.

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

Fiscal 2006	Low	High
Quarter ended March 31, 2006	$13.10	$22.51
Quarter ended June 30, 2006	7.00	19.55
Quarter ended September 30, 2006	3.60	10.15
Quarter ended December 31, 2006	3.79	6.80

Fiscal 2007	Low	High
Quarter ended March 31, 2007	$4.89	$7.49
Quarter ended June 30, 2007	5.24	9.06
Quarter ended September 30, 2007	7.20	15.35
Quarter ended December 31, 2007	10.00	18.11

On March 31, 2008, the closing price for Raser common stock was $8.49 per share.

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

Securities Authorized For Issuance under Equity Compensation Plans.

The following table sets forth the number of shares of our common stock underlying outstanding options and warrants that have been issued under our equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plan approved by security holders	2,864,333	$8.16	2,000,468
Equity compensation plans not approved by security holders	46,233	$7.05	—
Total	2,910,566	$8.14	2,000,468

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

On March 26, 2008, we issued $50 million aggregate principal amount of 8.00% Convertible Senior Notes due 2013 (the “Notes”). The Notes were sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the offering of the Notes were approximately $47.7 million, after deducting the initial purchaser’s discount and offering expenses payable by us. We used approximately $7.9 million of the net proceeds from the offering to fund an interest escrow account that we pledged for the exclusive benefit of the holders of the Notes. In addition, we used approximately $15.0 million of the net proceeds to purchase shares of our common stock by entering into a prepaid forward-purchase contract and/or through one or more block trades with an affiliate of the initial purchaser. We also used approximately $5.85 million of such net proceeds to fund call spread transactions to be entered into with an affiliate of the initial purchaser. We received an additional $4 million in net proceeds on April 1, 2008 pursuant to the exercise of the initial purchaser’s overallotment option.

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

The information set forth below should be read in conjunction with Part II Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements set forth in Part II Item 8 of this annual report.

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

On March 26, 2008, we issued $50 million aggregate principal amount of 8.00% Convertible Senior Notes due 2013. The net proceeds from the offering of the Notes were approximately $47.7 million, after deducting the initial purchaser’s discount and offering expenses payable by us. We used approximately $7.9 million of the net proceeds from the offering to fund an interest escrow account that we pledged for the exclusive benefit of the holders of the Notes. In addition, we used approximately $15.0 million of the net proceeds to purchase shares of our common stock by entering into a prepaid forward-purchase contract and/or through one or more block trades with an affiliate of the initial purchaser. We also used approximately $5.85 million of such net proceeds to fund call spread transactions to be entered into with an affiliate of the initial purchaser. We received an additional $4 million in net proceeds on April 1, 2008 pursuant to the exercise of the initial purchaser’s overallotment option.

As a result of the private placement of our 8.00% Convertible Senior Notes due 2013, our independent registered public accounting firm reissued their report with respect to our financial statements on April 1, 2008 to remove an explanatory paragraph that expressed doubt about our ability to continue as a going concern. Although the private placement provided us with sufficient proceeds to remove the doubt about our ability to continue as a going concern through December 31, 2008, we will need to secure additional financing in the future. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for our well field development activities or extend the time frame over which these activities will take place.

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

Even if we are able to obtain funding for the development of projects pursuant to the Commitment Letter, we will need additional financing, from time to time, to cover general operating expenses, well field development and certain other development expenses that are not covered by the Commitment Letter. We will most likely seek funding for these expenses, as necessary, through the issuance of debt, preferred stock, equity or a combination of these instruments if available on reasonable terms or at all.

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

Cash consumed by operating activities for the year ended December 31, 2006 consisted primarily of a net loss of approximately $18.5 million, adjusted for approximately $10.6 million of stock-based compensation and stock issued for services. Withholding taxes of approximately $1.0 million related to a net share issuance were paid in the second quarter of 2006 in connection a net share grant to a former employee. Expenditures of approximately $0.8 million in 2006 were related to our unsuccessful acquisition, and were consequently reflected as an investing activity rather than an operating activity. Other current assets increased by approximately $0.5 million in 2006, reflecting an increase in prepaid insurance and interest receivable. Accounts payable and accrued liabilities increased $0.3 million in 2006 due to the timing of payments for certain professional services contracts.

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

/s/    HEIN & ASSOCIATES LLP

Denver, Colorado

March 10, 2008

ITEM 9B.	Other Information.

None.

PART III

ITE M 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is included in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference. In addition, we refer you to Part I of this report.

ITEM 11.	Executiv e Compensation.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 13.	C ertain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 14.	Principal A ccounting Fees and Services.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 15.	Exhibits. Financial Stateme nt Schedules.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors, Inc., the Company and the stockholders of the Company (incorporated by reference to Exhibit 2 to our current report on Form 8-K filed October 14, 2003 (File No. 000-30657))

2.2	Agreement and Plan of Merger between Raser Technologies, Inc., a Utah corporation, and Raser Technologies, Inc., a Delaware corporation, dated April 17, 2007 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed April 23, 2007 (File No. 001-32661))

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 18, 2007 (File No. 001-32661))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 18, 2007 (File No. 001-32661))

4.1*	Form of Common Stock Certificate of the Company

4.2	Registration Rights Agreement, dated as of July 22, 2004, among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

4.3	Form of Warrant to Purchase Shares of the Company’s Common Stock (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

Exhibit Number	Description of Document
4.4	Form of Registration Rights Agreement dated as of March 30, 2007 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

4.5	Common Stock Purchase Warrant, dated January 16, 2008 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

4.6	Registration Rights Agreement, dated as of January 16, 2008, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

4.7	Indenture, dated as of March 26, 2008, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed March 27, 2008 (File No. 001-32661))

4.8	Registration Rights Agreement, dated March 26, 2008, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed March 27, 2008 (File No. 001-32661))

10.1#	Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Appendix B to our information statement on Schedule 14C filed May 14, 2004 (File No. 000-30657))

10.2#	Form of Stock Option Agreement for the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

10.3#	Restricted Stock Grant Agreement dated as of February 23, 2004 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.4#	Restricted Stock Grant Agreement dated as of February 25, 2004 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.5#	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the Company and William Dwyer (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.6#	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to our current report on Form 8-K/A filed July 20, 2006 (File No. 001-32661))

10.7#	Employment Agreement dated January 31, 2005 between the Company and Brent M. Cook (incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed February 4, 2005 (File No. 000-30657))

10.8#	Amended Restricted Stock Grant Agreement dated as of April 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.10 to our current report on Form 8-K filed May 5, 2005 (File No. 000-30657))

10.9	Lease Agreement by and between the Company and EsNET Properties L.C., dated as of March 11, 2005 (incorporated by reference to Exhibit 10.11 to our current report on Form 8-K filed May 24, 2005 (File No. 000-30657))

10.10#	Second Amended Restricted Stock Grant Agreement dated as of July 12, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

Exhibit Number	Description of Document
10.11#	Third Amended Restricted Stock Grant Agreement dated as of July 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.12#	First Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 29, 2005 between the Company and William Dwyer (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.13#	Amended Restricted Stock Grant Agreement dated July 22, 2005 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.14#	Fifth Amended Restricted Stock Grant Agreement dated as of January 15, 2006 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.15#	Second Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of January 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.17 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.16#	Second Amended Restricted Stock Grant Agreement dated February 1, 2006 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.17#	Employment Agreement dated as of June 27, 2006 between the Company and Patrick J. Schwartz (incorporated by reference to Exhibit 10.16 to our current report on Form 8-K filed June 30, 2006 (File No. 001-32661))

10.18†	Termination Agreement and Mutual General Release dated as of September 2, 2006 by and among the Company, Power Acquisition Corp., Amp Resources, LLC, Amp Capital Partners, LLC, Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, Sorenson Capital Partners, L.P. and John H. Stevens, individually and as representative of the Amp Resources, LLC Equityholders (as defined therein) (incorporated by reference to Exhibit 10.21 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.19†	Promissory Note, dated September 2, 2006, between Amp Resources, LLC and the Company (incorporated by reference to Exhibit 10.22 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.20†	Amended and Restated License and Sublicense Agreement dated as of November 2, 2006 by and between Raser—Power Systems, LLC and Recurrent Engineering, L.L.C. (incorporated by reference to Exhibit 10.23 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.21†	First Amendment to Intercreditor and Subordination Agreement dated as of September 2, 2006 by and among Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, SCP/AR, LLC, AMP Capital Partners, LLC and the Company (incorporated by reference to Exhibit 10.24 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.22†	Guaranty dated September 2, 2006 by and between the Company and Recurrent Engineering LLC (incorporated by reference to Exhibit 10.25 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

Exhibit Number	Description of Document
10.23#	Third Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.28 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.24†	Geothermal Lease Agreement dated December 22, 2006 among Raser-Power Systems, LLC, and Truckee River Ranch, LLC (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on March 20, 2007 (File No. 001-32661))

10.25#	Settlement Agreement, Severance Agreement and Release dated January 2, 2007 between the Company and William Dwyer (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 5, 2007 (File No. 001-32661))

10.26#	Employment Agreement dated as of January 8, 2007 by and between Raser Technologies Operating Company, Inc. and Martin F. Petersen (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 11, 2007 (File No. 001-32661))

10.27#	Third Amended Restricted Stock Grant Agreement dated as of January 16, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 19, 2007 (File No. 001-32661))

10.28	Securities Purchase Agreement dated as March 30, 2007 among the Company and the Purchasers (as defined in the Agreement) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

10.29†	Geothermal Lease Agreement dated January 17, 2007 by and between Raser Power Systems, LLC, Richard Guelich and Charles McGee (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.30†	Advisory Agreement dated as of March 22, 2007 by and between the Company and Objective Equity LLC (incorporated by reference to Exhibit 10.35 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.31†	Sourcing and Development Agreement dated as of April 6, 2007 by and between the Company and UTC Power Corporation (incorporated by reference to Exhibit 10.37 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.32†	Service Agreement dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.38 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.33†	Purchase Contract dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.39 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.34	Offer to Lease and Lease for Geothermal Resources, effective September 1, 2007, between Raser Power Systems, LLC and the BLM (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 7, 2007) (File No. 001-32661))

10.35#	Fourth Amended Restricted Stock Grant Agreement dated September 4, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 7, 2007 (File No. 001-32661))

10.36†	Letter Agreement dated September 27, 2007, between the Company, and GeoLectric Power Company NM, LLC ( incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q filed November 9, 2007 (File No. 001-32661))

Exhibit Number	Description of Document
10.37†	Lightning Dock Geothermal, Inc. Asset Purchase Agreement, dated as of December 3, 2007, by and among Lightning Dock Geothermal HI-01, LLC, a Delaware limited liability company, Lightning Dock Geothermal, Inc., a New Mexico corporation, GeoLectric Power Company NM, LLC, a New Mexico limited liability company, and Edward C. Fisch, a resident of the State of California, Edward C. Fisch, Trustee of the Edward C. Fisch Defined Benefit Plan, a trust established pursuant to ERISA, and Jack S. Wood, Trustee of the Wood Family Trust, a trust established pursuant to the laws of the State of California (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 10, 2007 (File No. 001-32661))

10.38	Commitment Letter, dated January 16, 2008, among the Company, Truckee Geothermal No. 1 SV-01, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

10.39†*	Surface Access and Use Agreement dated December 14, 2007, between Raser Power Systems, LLC and Truckee River Ranch, LLC.

10.40	Renewable Power Purchase and Sale Agreement, dated March 10, 2008, between City of Anaheim and Thermo No. 1 BE-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 19, 2008 (File No. 001-32661))

10.41	Renewable Power Purchase and Sale Agreement, dated March 10, 2008, between City of Anaheim and Harmony Geothermal No. 1 IR-01, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 19, 2008 (File No. 001-32661))

10.42	Purchase Agreement, dated March 19, 2008, by and between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 25, 2008 (File No. 001-32661))

10.43	Call Spread Option Transaction, dated March 19, 2008, between Merrill Lynch Financial Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the Company (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 25, 2008 (File No. 001-32661))

10.44	Confirmation of Forward Stock Purchase Transaction, dated March 19, 2008, between Merrill Lynch Financial Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed March 25, 2008 (File No. 001-32661))

10.45	Pledge and Escrow Agreement, dated as of March 26, 2008, among the Company, The Bank of New York, as escrow agent, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 27, 2008 (File No. 001-32661))

21.1*	Significant Subsidiaries of the Company

23.1**	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2**	Consent of Tanner LC, Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
#	Management contract or compensatory plan or arrangement.
*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RASER TECHNOLOGIES, INC.

Date: April 1, 2008	/s/ BRENT M. COOK
Brent M. Cook, Chief Executive Officer and Director

POWER OF ATTORNEY

Pursuant to the requirements of the Exchange Act, this Amendment No. 1 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: April 1, 2008	/s/ BRENT M. COOK
Brent M. Cook, Chief Executive Officer and Director (principal executive officer)

Date: April 1, 2008	*
Kraig T. Higginson, Executive Chairman of the Board

Date: April 1, 2008	/s/ MARTIN F. PETERSEN
Martin F. Petersen, Chief Financial Officer (principal financial and accounting officer)

Date: April 1, 2008	*
Reynold Roeder, Director

Date: April 1, 2008	*
Barry Markowitz, Director

Date: April 1, 2008	*
Alan Perriton, Director

Date: April 1, 2008	*
James A. Herickhoff, Director

Date: April 1, 2008	*
Lee A. Daniels, Director

*By /s/ BRENT M. COOK
Attorney-in-Fact

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

/s/    HEIN & ASSOCIATES LLP

Denver, Colorado

March 10, 2008, except for the last five paragraphs of Note 18, for which the date is April 1, 2008

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

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statements of Operations

	Year Ended December 31,			For the period after re-entry into development stage (October 1, 2006) through December 31, 2007
	2007	2006	2005
Revenue	$320,072	$122,732	$331,735	$364,789

Operating expense
Cost of sales	627,207	438,278	481,946	671,924
General and administrative	10,135,307	15,050,080	7,331,318	13,802,799
Power project development	2,637,315	—	—	2,637,315
Research and development	3,390,688	3,893,540	2,062,050	4,333,147

Total operating expenses	16,790,517	19,381,898	9,875,314	21,445,185

Operating loss	(16,470,445)	(19,259,166)	(9,543,579)	(21,080,396)
Interest income	752,599	874,831	574,972	957,168
Gain on mark-to-market of derivative associated with Series C preferred stock	—	—	37,117	—
Loss on the sale of securities	—	(8,512)	(1,326)	—
Series B warrant registration costs	(31,159)	(96,089)	—	(127,248)

Loss before income taxes	(15,749,005)	(18,488,936)	(8,932,816)	(20,250,476)
Income tax benefit (expense)	—	—	—	—

Net loss	(15,749,005)	(18,488,936)	(8,932,816)	(20,250,476)
Preferred stock dividends	—	—	(7,536)	—
Deemed dividend related to warrants issued with preferred stock and beneficial conversion feature on preferred stock	—	—	(5,668,704)	—

Net loss applicable to common stockholders	$(15,749,005)	$(18,488,936)	$(14,609,056)	$(20,250,476)

Loss per common share-basic and diluted	$(0.29)	$(0.36)	$(0.29)

Weighted average common shares-basic and diluted	54,197,000	50,745,000	49,882,000

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

Basis of Presentation

The preparation of our consolidated financial statements is on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2007, we had cash and cash equivalents on hand of $5.9 million. Cash used in operations totaled approximately $6.7 million for the year ended December 31, 2007 and the accumulated deficit and deficit accumulated after re-entry into development stage totaled $51.2 million. Our ability to continue as a going concern is dependent upon our ability to raise additional funds (see Note 18) and implement our business plan to increase revenues and ultimately achieve profitable operations.

To date, we have financed our operations principally through the sale of equity and equity related securities. We have incurred losses since inception and we are not operating at cash flow breakeven. Our cash balance at year end was not sufficient to fully fund our business plan or to satisfy our cash requirements for our anticipated additional land acquisitions, well field development and business growth through December 31, 2008.

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

	Year ended December 31,
	2007	2006	2005
Risk-free interest rate	3.65 – 5.05%	4.35 – 5.19%	2.80 – 4.25%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	97 – 101%	109 – 117%	111 – 115%
Expected exercise life (in years)	4.0 – 6.0	6.0	0.25 – 6.0

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

The following tables summarize certain stock option and warrant information at December 31, 2007:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$3.00 – $5.75	1,350,733	6.68	$4.35	$14,186,527
$6.00 – $9.10	752,500	8.69	7.77	5,325,950
$11.01 – $17.20	774,000	8.50	14.35	982,500
$25.95	33,333	7.30	25.95	—

Total	2,910,566	7.69	$8.14	$20,494,977

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$3.00 – $5.75	973,983	5.72	$4.09	$10,482,709
$6.00 – $9.10	260,250	8.29	7.99	1,785,010
$11.01 – $17.20	232,075	8.14	15.31	143,235
$25.95	33,333	7.30	25.95	—

Total	1,499,641	6.58	$6.99	$12,410,954

The following table summarizes the non-vested stock options at December 31, 2007:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2005:	463,888	$3.79
Granted	782,000	15.05
Vested	(381,677)	7.18
Forfeited	(77,861)	5.91

Non-vested at December 31, 2005:	786,350	$13.13

Granted	481,500	7.91
Vested	(317,825)	8.99
Forfeited	(265,467)	15.97

Non-vested at December 31, 2006:	684,558	$10.28

Granted	1,137,500	6.30
Vested	(410,633)	7.92
Forfeited	(15,500)	10.66

Non-vested at December 31, 2007:	1,395,925	$7.73

The following table summarizes the non-vested stock awards at December 31, 2007:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Non-vested at January 1, 2005:	1,094,668	$3.98
Granted	42,500	17.93
Vested	(485,333)	4.59
Forfeited	—	0.00

Non-vested at December 31, 2005:	651,835	$4.43

Granted	616,133	10.17
Vested	(887,583)	8.23
Forfeited	(316,668)	3.87

Non-vested at December 31, 2006:	63,717	$9.79

Granted	265,600	5.62
Vested	(282,467)	6.02
Forfeited	(2,000)	17.19

Non-vested at December 31, 2007:	44,850	$8.54

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

Contingent Options and Share Grants

Refer to discussion of contingent options and share grants in Note 10. Contingencies and Commitments above.

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

On March 10, 2008, we, through our subsidiary, Thermo No. 1 BE-01, LLC, executed a renewable power purchase and sale agreement (the “Thermo Agreement”) with the City of Anaheim, California (“Anaheim”). In addition, on March 10, 2008, we, through our subsidiary, Harmony Geothermal No. 1 IR-01, LLC, executed a renewable power purchase and sale agreement (the “Harmony Agreement” and, together with the Thermo Agreement, the “Agreements”) with Anaheim. The Agreements were approved by the Anaheim city council on March 18, 2008. Pursuant to Anaheim City Council operating procedures, the Agreements are expected to be signed by Anaheim’s public utilities general manager and attested by the city clerk in due course.

Subject to certain conditions, the Agreements require us to build the geothermal power plants in the Sevier/Escalante Desert, Utah area (collectively, the “Plants”). Each Agreement provides for the delivery by us of up to 11 megawatts of geothermal renewable power for 20 years. Subject to certain exceptions, we are required to begin delivering electricity from the Plants no later than May 15, 2009 and are required to use reasonable commercial efforts to deliver electricity from the Plants by December 15, 2008. The Agreements provide for a selling price of $78 per megawatt hour with a two percent per annum increase over the term of the Agreements. Under the Agreements, Anaheim will also pay for the “wheeling costs,” or cost for transmission, of the electricity from the Plants to Anaheim.

On March 26, 2008, we issued $50 million aggregate principal amount of 8.00% Convertible Senior Notes due 2013. The net proceeds from the offering of the notes were approximately $47.7 million, after deducting the initial purchaser’s discount and offering expenses payable by us. We used approximately $7.9 million of the net proceeds from the offering to fund an interest escrow account that we pledged for the exclusive benefit of the holders of the notes. In addition, we used approximately $15.0 million of the net proceeds to purchase shares of our common stock by entering into a prepaid forward-purchase contract and/or through one or more block trades with an affiliate of the initial purchaser. We also used approximately $5.85 million of such net proceeds to fund call spread transactions to be entered into with an affiliate of the initial purchaser.

On April 1, 2008, the over allotment option of the March 26, 2008 convertible debt offering was exercised and we issued $5 million additional principal amount of 8% Convertible Senior Notes due 2013. The net proceeds from the offering of the notes were approximately $4.8 million, after deducting the initial purchaser’s discount payable by us. We used approximately $0.8 million of such net proceeds to also fund the interest escrow account that we pledged for the exclusive benefit of the holder of the notes.

In accordance with the anti-dilution protection included in the Warrants discussed above, the issuance of our 8.00% Convertible Senior Notes due 2013 resulted in a reduction of the original strike prices of the Warrants from a range of $14.98 to $19.71 to a range of $14.47 to $18.79.

Note 19. Quarterly Financial Data

Selected quarterly data (unaudited) for the years ending December 31, 2007 and 2006 are as follows:

	2007				2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$123,763	$28,562	$49,887	$117,860	$33,736	$34,409	$9,870	$44,717
Gross margin	(342,367)	900	—	34,332	(21,848)	(174,138)	(119,560)	—
Operating loss	(4,789,495)	(3,431,461)	(3,568,375)	(4,681,115)	(3,233,007)	(5,266,354)	(6,149,854)	(4,609,951)
Net loss applicable to common stockholder	(4,626,569)	(3,224,017)	(3,372,519)	(4,525,901)	(3,040,716)	(5,028,647)	(5,918,103)	(4,501,471)
Net loss per share:
Basic	(0.09)	(0.06)	(0.06)	(0.08)	(0.06)	(0.10)	(0.12)	(0.09)
Diluted	$(0.09)	$(0.06)	$(0.06)	$(0.08)	$(0.06)	$(0.10)	$(0.12)	$(0.09)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors, Inc., the Company and the stockholders of the Company (incorporated by reference to Exhibit 2 to our current report on Form 8-K filed October 14, 2003 (File No. 000-30657))

2.2	Agreement and Plan of Merger between Raser Technologies, Inc., a Utah corporation, and Raser Technologies, Inc., a Delaware corporation, dated April 17, 2007 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed April 23, 2007 (File No. 001-32661))

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 18, 2007 (File No. 001-32661))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 18, 2007 (File No. 001-32661))

4.1*	Form of Common Stock Certificate of the Company

4.2	Registration Rights Agreement, dated as of July 22, 2004, among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

4.3	Form of Warrant to Purchase Shares of the Company’s Common Stock (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

4.4	Form of Registration Rights Agreement dated as of March 30, 2007 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

4.5	Common Stock Purchase Warrant, dated January 16, 2008 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

4.6	Registration Rights Agreement, dated as of January 16, 2008, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

4.7	Indenture, dated as of March 26, 2008, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed March 27, 2008 (File No. 001-32661))

4.8	Registration Rights Agreement, dated March 26, 2008, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed March 27, 2008 (File No. 001-32661))

10.1#	Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Appendix B to our information statement on Schedule 14C filed May 14, 2004 (File No. 000-30657))

10.2#	Form of Stock Option Agreement for the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

10.3#	Restricted Stock Grant Agreement dated as of February 23, 2004 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.4#	Restricted Stock Grant Agreement dated as of February 25, 2004 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

Exhibit Number	Description of Document
10.5#	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the Company and William Dwyer (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.6#	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to our current report on Form 8-K/A filed July 20, 2006 (File No. 001-32661))

10.7#	Employment Agreement dated January 31, 2005 between the Company and Brent M. Cook (incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed February 4, 2005 (File No. 000-30657))

10.8#	Amended Restricted Stock Grant Agreement dated as of April 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.10 to our current report on Form 8-K filed May 5, 2005 (File No. 000-30657))

10.9	Lease Agreement by and between the Company and EsNET Properties L.C., dated as of March 11, 2005 (incorporated by reference to Exhibit 10.11 to our current report on Form 8-K filed May 24, 2005 (File No. 000-30657))

10.10#	Second Amended Restricted Stock Grant Agreement dated as of July 12, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.11#	Third Amended Restricted Stock Grant Agreement dated as of July 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.12#	First Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 29, 2005 between the Company and William Dwyer (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.13#	Amended Restricted Stock Grant Agreement dated July 22, 2005 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.14#	Fifth Amended Restricted Stock Grant Agreement dated as of January 15, 2006 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.15#	Second Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of January 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.17 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.16#	Second Amended Restricted Stock Grant Agreement dated February 1, 2006 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.17#	Employment Agreement dated as of June 27, 2006 between the Company and Patrick J. Schwartz (incorporated by reference to Exhibit 10.16 to our current report on Form 8-K filed June 30, 2006 (File No. 001-32661))

Exhibit Number	Description of Document
10.18†	Termination Agreement and Mutual General Release dated as of September 2, 2006 by and among the Company, Power Acquisition Corp., Amp Resources, LLC, Amp Capital Partners, LLC, Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, Sorenson Capital Partners, L.P. and John H. Stevens, individually and as representative of the Amp Resources, LLC Equityholders (as defined therein) (incorporated by reference to Exhibit 10.21 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.19 †	Promissory Note, dated September 2, 2006, between Amp Resources, LLC and the Company (incorporated by reference to Exhibit 10.22 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.20 †	Amended and Restated License and Sublicense Agreement dated as of November 2, 2006 by and between Raser—Power Systems, LLC and Recurrent Engineering, L.L.C. (incorporated by reference to Exhibit 10.23 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.21 †	First Amendment to Intercreditor and Subordination Agreement dated as of September 2, 2006 by and among Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, SCP/AR, LLC, AMP Capital Partners, LLC and the Company (incorporated by reference to Exhibit 10.24 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.22 †	Guaranty dated September 2, 2006 by and between the Company and Recurrent Engineering LLC (incorporated by reference to Exhibit 10.25 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.23#	Third Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.28 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.24†	Geothermal Lease Agreement dated December 22, 2006 among Raser-Power Systems, LLC, and Truckee River Ranch, LLC (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on March 20, 2007 (File No. 001-32661))

10.25#	Settlement Agreement, Severance Agreement and Release dated January 2, 2007 between the Company and William Dwyer (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 5, 2007 (File No. 001-32661))
10.26#	Employment Agreement dated as of January 8, 2007 by and between Raser Technologies Operating Company, Inc. and Martin F. Petersen (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 11, 2007 (File No. 001-32661))

10.27#	Third Amended Restricted Stock Grant Agreement dated as of January 16, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 19, 2007 (File No. 001-32661))

10.28	Securities Purchase Agreement dated as March 30, 2007 among the Company and the Purchasers (as defined in the Agreement) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

10.29†	Geothermal Lease Agreement dated January 17, 2007 by and between Raser Power Systems, LLC, Richard Guelich and Charles McGee (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.30†	Advisory Agreement dated as of March 22, 2007 by and between the Company and Objective Equity LLC (incorporated by reference to Exhibit 10.35 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

Exhibit Number	Description of Document
10.31†	Sourcing and Development Agreement dated as of April 6, 2007 by and between the Company and UTC Power Corporation (incorporated by reference to Exhibit 10.37 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.32†	Service Agreement dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.38 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.33†	Purchase Contract dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.39 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.34	Offer to Lease and Lease for Geothermal Resources, effective September 1, 2007, between Raser Power Systems, LLC and the BLM (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 7, 2007) (File No. 001-32661))

10.35#	Fourth Amended Restricted Stock Grant Agreement dated September 4, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 7, 2007 (File No. 001-32661))

10.36†	Letter Agreement dated September 27, 2007, between the Company, and GeoLectric Power Company NM, LLC ( incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q filed November 9, 2007 (File No. 001-32661))

10.37†	Lightning Dock Geothermal, Inc. Asset Purchase Agreement, dated as of December 3, 2007, by and among Lightning Dock Geothermal HI-01, LLC, a Delaware limited liability company, Lightning Dock Geothermal, Inc., a New Mexico corporation, GeoLectric Power Company NM, LLC, a New Mexico limited liability company, and Edward C. Fisch, a resident of the State of California, Edward C. Fisch, Trustee of the Edward C. Fisch Defined Benefit Plan, a trust established pursuant to ERISA, and Jack S. Wood, Trustee of the Wood Family Trust, a trust established pursuant to the laws of the State of California (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 10, 2007 (File No. 001-32661))

10.38	Commitment Letter, dated January 16, 2008, among the Company, Truckee Geothermal No. 1 SV-01, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

10.39†*	Surface Access and Use Agreement dated December 14, 2007, between Raser Power Systems, LLC and Truckee River Ranch, LLC.

10.40	Renewable Power Purchase and Sale Agreement, dated March 10, 2008, between City of Anaheim and Thermo No. 1 BE-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 19, 2008 (File No. 001-32661))

10.41	Renewable Power Purchase and Sale Agreement, dated March 10, 2008, between City of Anaheim and Harmony Geothermal No. 1 IR-01, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 19, 2008 (File No. 001-32661))

10.42	Purchase Agreement, dated March 19, 2008, by and between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 25, 2008 (File No. 001-32661))

10.43	Call Spread Option Transaction, dated March 19, 2008, between Merrill Lynch Financial Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the Company (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 25, 2008 (File No. 001-32661))

Exhibit Number	Description of Document
10.44	Confirmation of Forward Stock Purchase Transaction, dated March 19, 2008, between Merrill Lynch Financial Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed March 25, 2008 (File No. 001-32661))

10.45	Pledge and Escrow Agreement, dated as of March 26, 2008, among the Company, The Bank of New York, as escrow agent, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 27, 2008 (File No. 001-32661))

21.1*	Significant Subsidiaries of the Company

23.1**	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2**	Consent of Tanner LC, Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
#	Management contract or compensatory plan or arrangement.
*	Previously filed.
**	Filed herewith.