Form 10-Q
period 2008-03-31
RASER TECHNOLOGIES INC
filed 2008-05-12
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Registrant’s telephone number, including area code: (801) 765-1200

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of registrant’s common stock as of May 9, 2008 was 56,105,292 shares.

Raser Technologies, Inc.

SEC Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$21,377,606	$5,912,210
Restricted cash	75,000	75,000
Accounts receivable	322,700	12,200
Unbilled receivable	—	192,157
Note receivable and accrued interest, net	—	506,273
Restricted short-term marketable securities (held to maturity)	4,011,227	—
Other current assets	636,981	725,648

Total current assets	26,423,514	7,423,488
Restricted long-term marketable securities (held to maturity)	3,885,256	—
Unproved property and prepaid delay rentals	6,536,965	6,153,688
Geothermal well field development	9,099,085	4,750,525
Power project equipment, net	8,234,285	603,814
Equipment, net	672,629	680,188
Intangible assets, net	520,990	515,037
Deferred financing costs	2,297,986	—
Power project development deposits	—	3,562,500
Other assets	1,165,649	95,213

Total assets	$58,836,359	$23,784,453

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$3,962,455	$3,623,359
Accrued liabilities	8,618,048	623,424
Note payable	908,333	—

Total current liabilities	13,488,836	4,246,783
Asset retirement obligation	60,893	86,193
Long-term 8.00% convertible senior notes	50,000,000	—

Total liabilities	63,549,729	4,332,976
Contingencies and commitments, (see Notes C, I, J and R)
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 56,102,885 and 55,923,705 shares issued and outstanding, respectively	561,029	559,237
Additional paid in capital	51,358,719	70,114,893
Accumulated deficit	(30,972,177)	(30,972,177)
Accumulated deficit after re-entry into development stage	(25,660,941)	(20,250,476)

Total stockholders’ (deficit) equity	(4,713,370)	19,451,477

Total liabilities and stockholders’ (deficit) equity	$58,836,359	$23,784,453

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		For the period after re-entry into development stage (October 1, 2006 through
	2008	2007	March 31, 2008)
Revenue	$130,543	$123,763	$495,332

Operating expense
Cost of sales	74,112	466,130	746,036
General and administrative	2,780,238	3,405,938	16,583,037
Power project development	1,787,054	244,890	4,424,369
Research and development	969,183	796,300	5,302,330

Total operating expenses	5,610,587	4,913,258	27,055,772

Operating loss	(5,480,044)	(4,789,495)	(26,560,440)
Interest income	59,734	183,938	1,016,902
Interest expense	(65,512)	—	(65,512)
Gain on completion of contract	75,357	—	75,357
Other	—	(21,012)	(127,248)

Loss before income taxes	(5,410,465)	(4,626,569)	(25,660,941)
Income tax benefit (expense)	—	—	—

Net loss applicable to common stockholders	$(5,410,465)	$(4,626,569)	$(25,660,941)

Loss per common share-basic and diluted	$(0.10)	$(0.09)

Weighted average common shares-basic and diluted	56,023,000	51,486,000

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		For the period after re-entry into development stage (October 1, 2006 through
	2008	2007	March 31, 2008)
Cash flows from operating activities:
Net loss	$(5,410,465)	$(4,626,569)	$(25,660,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	76,303	67,157	404,115
Impairment of abandoned patent applications	—	—	130,777
Loss (gain) on disposal of assets	418	(100)	3,302
Gain on completion of contract	(75,357)	—	(75,357)
Bad debt expense	27,200	—	27,200
Common stock, stock options and warrants issued for services	783,467	2,148,241	8,032,202
Decrease (increase) in accounts receivable	(322,700)	69,150	(319,150)
Decrease (increase) in unbilled receivable	192,157	(99,330)	—
Increase in other assets	(536,186)	(35,297)	(650,848)
Decrease in interest receivable	3,757	404,522	262,180
(Decrease) increase in accounts payable	339,097	(20,197)	3,702,531
Increase in accrued liabilities	2,197,452	446,467	2,509,926
Decrease in unearned revenues	—	(24,433)	—
(Decrease) increase in asset retirement obligation	(26,453)	—	59,740

Net cash used in operating activities	(2,751,310)	(1,670,389)	(11,574,323)

Cash flows from investing activities:
Purchase of marketable equity securities	(7,894,798)	—	(7,894,798)
Decrease in notes receivable	350,000	5,547,552	5,397,552
Increase in deposits	(292,067)	(50,000)	(868,507)
Decrease in restricted cash	—	250,000	325,000
Increase in intangible assets	(12,191)	(67,444)	(156,013)
Purchase of equipment	(63,078)	(34,891)	(388,375)
Proceeds from the sale of equipment	—	5,000	5,000
Acquisition of unproved property	(400,965)	(38,516)	(5,821,766)
Well field development costs	(1,548,829)	—	(6,299,354)
Purchase of project power equipment	(3,728,055)	—	(4,331,869)
Project power development deposits	3,562,500	—	—

Net cash provided by (used in) investing activities	(10,027,483)	5,611,701	(20,033,130)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	9,300	—	6,435,343
Proceeds from exercise of common stock options	482,875	73,000	1,402,800
Proceeds from the issuance of 8.00% convertible senior notes	50,000,000	—	50,000,000
Purchase of forward stock purchase transaction	(15,000,000)	—	(15,000,000)
Purchase of call spread option transaction	(5,850,000)	—	(5,850,000)
Incurrence of deferred financing fees	(2,297,986)	—	(2,297,986)
Proceeds from issuance of a note payable	900,000	—	900,000
Proceeds from the sale of common stock in private equity placement	—	11,853,751	11,853,751

Net cash provided by financing activities	28,244,189	11,926,751	47,443,908

Net increase (decrease) in cash and cash equivalents	15,465,396	15,868,063	15,836,455
Cash and cash equivalents at beginning of period	5,912,210	3,351,568	5,541,151

Cash and cash equivalents at end of period	$21,377,606	$19,219,631	$21,377,606

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

The accompanying condensed balance sheet as of December 31, 2007 has been derived from audited financial statements and the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other period.

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

Additionally, we are currently utilizing some of our resources to research and locate high probability areas for geothermal activity. We continue developing relationships in order to acquire mineral and geothermal rights, through long-term geothermal lease agreements, that enable us to explore, drill and construct geothermal power plants on leased property. To fund these and our other operations, we raised capital totaling $12.5 million in a private placement of common stock that closed on March 30, 2007 and $6.3 million from subsequent exercises of warrants issued in connection with the private placement. We raised additional capital totaling $50 million from the issuance of 8.00% Convertible Senior Notes due 2013 (the “Convertible Notes”), which closed on March 26, 2008, and $5 million in connection with the issuance of additional Convertible Notes pursuant to the initial purchaser’s exercise of its overallotment option, which closed on April 1, 2008. We also intend to raise additional capital through project financing arrangements including tax equity financing of certain tax benefits associated with these renewable energy plants. Accordingly, the condensed consolidated statements of operations and cash flows include cumulative balances from the re-entry into the development stage date of October 1, 2006 to March 31, 2008.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As discussed above, we re-entered the development stage in October 2006. As reflected in the accompanying condensed consolidated financial statements, as of March 31, 2008, we had cash and cash equivalents on hand of $21.4 million. Cash used in operations totaled approximately $2.8 million for the quarter ended March 31, 2008 and the accumulated deficit and deficit accumulated after re-entry into development stage totaled $56.6 million. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan to increase revenues and ultimately achieve profitable operations.

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

As a result of the private placement of the Convertible Notes, our independent registered public accounting firm reissued their report with respect to our 2007 financial statements on April 1, 2008 to remove an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Although the private placement provided us with sufficient proceeds to remove the substantial doubt about our ability to continue as a going concern through December 31, 2008, we will need to secure additional financing in the future. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for our well field development activities or extend the time frame over which these activities will take place.

These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not change which assets and liabilities are required to be recorded at fair value, but the application of this statement could change practices in determining fair value. We adopted this guidance effective January 1, 2008. In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date for SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until our 2009 fiscal year.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require financial assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use a fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. We adopted SFAS 159 effective January 1, 2008, and elected not to measure any of our currently eligible financial assets and liabilities at fair value.

Concentration of Credit Risk

We maintain our cash in deposit accounts in one bank in Utah. At times, cash balances may exceed federally insured limits. We also maintain cash in one money market account, not affiliated with the bank, which earns a variable interest rate. The money market variable interest rate on March 31, 2008 was 2.77%. The average money market variable interest rate for the quarter ended March 31, 2008 was 3.61%. We reviewed the underlying investments included in the money market account and concluded that the money market account is properly classified as a cash equivalent for financial statement purposes. We have not experienced losses in such accounts and we believe that we are not exposed to any significant credit risk relating to our money market account.

Concurrent with the issuance of our Convertible Notes, we entered into a Pledge and Escrow Agreement that required us to utilize approximately $7.9 million of our gross proceeds to purchase a portfolio of U.S. Treasury Strips that were placed in escrow to secure the payment of the first four interest payments on the Convertible Notes. Since these U.S. Treasury Strips are backed by the U.S. government, we believe that we are not exposed to any significant credit risk relating to these government securities.

We generated revenue in 2008 from one government contractor. We have not experienced losses from uncollected receivables and we believe that we are not exposed to any significant credit risk on cash and accounts receivable relating to the government contractor.

B. Restricted Short-Term and Long-Term Marketable Securities

On March 26, 2008, we sold $50 million aggregate principal amount of our Convertible Notes pursuant to the terms of a purchase agreement, dated March 19, 2008 (the “Purchase Agreement”), between Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser” or “Merrill Lynch”), and us. The accrued interest payments on the Convertible Notes are due semi-annually on October 1 and April 1 of each year from October 1, 2008 until April 1, 2013. In connection with the issuance of the Convertible Notes, we entered into a Pledge and Escrow Agreement with the Initial Purchaser that required us to use approximately $7.9 million of the proceeds from the issuance of the Convertible Notes to purchase low-risk government securities that were pledged to secure the first four interest payments on the Convertible Notes.

On March 26, 2008, we used approximately $7.9 million of the proceeds from the Convertible Notes to purchase four discounted U.S. Treasury Strips that have coupon dates and coupon amounts that correspond with the amount of interest payable at each semi-annual payment date of the Convertible Notes. Under the Pledge and Escrow Agreement, we are required to hold these securities to maturity. Accordingly, the discounts are amortized over the period of the coupon and recognized as interest income. At March 31, 2008 the short-term and long-term marketable securities are as follows:

Maturity	Principal Amount	Cost	Coupon Date	Coupon Amount
Short-term portion:
09/30/08	$2,056,000	$2,042,718	10/01/08	$2,055,556
03/31/09	$2,000,000	1,967,720	04/01/09	$2,000,000

		4,010,438
Discount amortization		789

Total at March 31, 2008		$4,011,227

Long-term portion:
09/30/09	$2,000,000	$1,951,280	10/01/09	$2,000,000
03/15/10	$2,000,000	1,933,080	04/01/10	$2,000,000

		3,884,360
Discount amortization		896

Total at March 31, 2008		$3,885,256

On April 1, 2008, we sold an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of the Initial Purchaser’s overallotment option. We also purchased additional U.S. Treasury Strips totaling approximately $0.8 million to secure the first four interest payments on the additional $5.0 million of Convertible Notes.

C. Unproved Property and Prepaid Delay Rentals

During the second quarter of 2007, we paid $25,000 to a property owner in California who granted us an option to further pursue the acquisition of 640 acres of geothermal property. In August 2007, we exercised the option and paid $75,000 for the right to develop the geothermal resources on 640 acres in California. Under our binding letter agreement with the property owner, upon exercise of the option, we agreed to create a joint venture agreement to hold permits and development rights that Raser will fully control. The joint venture is expected to be created during 2008. We also agreed to pay an additional $1.2 million upon successful completion of an exploratory well, which is defined as the discovery of commercial water quantities above 380 degrees Fahrenheit. Drilling is not expected to begin on the property until 2008 or later.

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

In January 2008, we paid $7,500 to enter into a binding option agreement to purchase 100% of the membership interests of Eureka Green Systems, LLC (“Eureka”) which is a 49% member of an entity that has acquired leases around a proven geothermal resource in northern Utah (the “Northern Utah Resource”). Under the terms of the binding option agreement with Eureka, 360 days from the execution of the agreement, we have the right to exercise the option to purchase Eureka for $175,000 and 15,000 shares of our restricted stock. We also agreed to pay Eureka a royalty of 1.5% of the gross income generated by the Northern Utah Resource for the first 10 years and 2.0% of the gross income generated by the Northern Utah Resource thereafter.

In January 2008, we entered into a surface access and use lease agreement with a property owner in New Mexico and paid $320,000 to obtain surface right of way access and drilling rights to develop our geothermal power plant in Hidalgo County, New Mexico. The term of the lease agreement shall continue until our geothermal rights respective to BLM lease #NM 34790 have expired. Pursuant to the lease agreement, we also obtained water rights to use in our operations at $0.50 per acre foot of water with a minimum annual fee of $1,000.

In January 2008, we paid $25,000 to enter into a binding option agreement with a land owner in Utah. Under the terms of the binding option agreement, 90 days from the execution of the agreement, we have the option to enter into a lease agreement with the property owner which would grant us the surface and subsurface geothermal rights to drill and develop a geothermal power plant on the property totaling 108 acres. Upon exercise of the option, we would be required to pay an additional $75,000. The term of the binding option agreement has been extended, by mutual agreement to May 15, 2008.

In January 2008, we paid $10,000 as a lease bonus and entered into a geothermal lease with private land owners for 984 acres in Oregon. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The initial lease term is 10 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands.

During the first quarter of 2008, we paid $40,000 to enter into two separate binding option agreements with two private property owners in Utah. Under the terms of the binding option agreements, 90 days from the execution of the agreements, we have the options to enter into lease agreements with the property owners which would grant us surface and subsurface geothermal and certain water rights to drill and develop a geothermal power plant on the properties totaling 147 acres. Upon exercise of the options, we would be required to pay up to an additional $75,000.

The following represent capitalized costs by geographical area as of March 31, 2008:

State	Acreage		Capitalized Acquisition Costs (Unproved Property)	Prepaid Delay Rental Costs	Total Capitalized Costs
California	640	(a)	$210,076	$53,063	$263,139
Nevada	32,400	(b)	1,323,075	50,000	1,373,075
New Mexico	2,500		4,665,072	—	4,665,072
Utah	101,075	(c)	186,722	—	186,722
Washington and Oregon	78,898		48,957	—	48,957

Total	215,513		$6,433,902	$103,063	$6,536,965

The following represent capitalized costs by geographical area as of December 31, 2007:

State	Acreage		Capitalized Acquisition Costs (Unproved Property)	Prepaid Delay Rental Costs	Total Capitalized Costs
California	640	(a)	$210,076	$70,750	$280,826
Nevada	32,400	(b)	1,323,075	50,000	1,373,075
New Mexico	2,500		4,346,608	—	4,346,608
Utah	100,819	(c)	114,222	—	114,222
Washington and Oregon	77,914		38,957	—	38,957

Total	214,273		$6,032,938	$120,750	$6,153,688

(a)	Acreage excludes interest in approximately 11,000 acres of mineral rights in the State of California. Delay rentals totaling $53,063 relating to the mining rights have been prepaid for 2008.
(b)	We also have rights to pursue three million additional acres of land with respect to which the land owner may have geothermal rights.
(c)	In September 2007, we entered into a geothermal resources lease agreement for the right to develop the geothermal resource on certain property in Utah with a party that holds an undivided 75% interest on 11,294 acres.

Once a viable resource is discovered, the unproved property is classified as “proved” property and capitalized costs will be amortized. Management is currently assessing which generally accepted accounting principle method to use for depletion. As of March 31, 2008, all properties but two are still in the exploratory phase and none have been fully evaluated for viability, generating capacity, or potential reserves.

As part of the overall consideration for the geothermal lease agreements, we issued 25,000, 5,000 and 2,500 restricted shares of our common stock in connection with three Nevada leases, respectively. The fair values of these equity awards were $115,250, $27,350 and $12,450 on the respective grant dates, respectively. We have also granted options to purchase 35,000 shares of our common stock at a strike price of $15.10 per share to a property owner in Nevada. The Black-Scholes fair value of the options on the grant date total $423,987. These costs have been capitalized and classified as unproved property. Certain legal fees incurred in connection with acquiring the geothermal lease agreements were also capitalized as unproved property totaling $212,815. We also agreed to pay $50,000 as an advance against future delay rentals and/or royalties beginning in the second year of one of the lease agreements in Nevada.

We also committed to issue to two separate parties (the owner of the geothermal rights and the owner of the surface rights to the land) a cumulative total of 50,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased property in Nevada. When 25,000 of the shares become unrestricted and are sold by the land owners, the total market value of the 25,000 shares will be credited as an advance against future rentals and royalty payments. In December 2007, the geothermal lease with the owner of the surface rights was amended to cancel the 25,000 restricted shares that would be credited as an advance against future rentals when sold. The remaining 25,000 restricted shares granted to the owner of the geothermal rights on the land will not apply towards or be credited against royalties payable. Management assessed the likelihood of placing a geothermal power plant in operation in accordance with this lease and concluded that it remained “reasonably possible” and, accordingly has not recorded equity compensation during the first quarter of 2008. Unproved property and prepaid delay rentals are not amortized.

D. Geothermal Well Field Development

In the second quarter of 2007, we received the appropriate permits and began developing a well field on certain leased land in Nevada. In the fourth quarter of 2007, we received the appropriate permits and began developing our second well field on certain leased land in Utah. During the first quarter of 2008, we received the appropriate permits and began drilling our third well on the same well field in Utah. We have also begun the permitting process to develop well fields at two additional sites in Nevada, one additional site in Utah, one site in New Mexico and one site in Oregon. We capitalized intangible drilling costs primarily relating to permit preparation, equipment rental, certain direct labor and overhead charges and other services and we capitalized tangible drilling costs for items such as pipes, wellheads, rings, and drilling pads. The following represent capitalized well field development costs by geographical locations as of March 31, 2008:

State	Intangible Drilling Costs	Tangible Drilling Costs	Total Capitalized Costs
Nevada	$2,708,563	$384,174	$3,092,737
New Mexico	74,386	—	74,386
Utah	5,325,142	569,179	5,894,321
Washington and Oregon	37,641	—	37,641

Total	$8,145,732	$953,353	$9,099,085

The following represent capitalized well field development costs by geographical locations as of December 31, 2007:

State	Intangible Drilling Costs	Tangible Drilling Costs	Total Capitalized Costs
Nevada	$2,632,305	$384,174	$3,016,479
New Mexico	12,168	—	12,168
Utah	1,473,420	248,458	1,721,878

Total	$4,117,893	$632,632	$4,750,525

Although we have begun drilling at two locations, the properties have not yet been fully evaluated for geothermal viability, generating capacity, or potential reserves.

E. Power Project Equipment, Net

As of March 31, 2008, we have received completed blue print designs for two geothermal power plants, and we have taken possession of 23 completed turbines which are stored at a warehouse in Utah. Project power equipment consisted of the following:

	March 31, 2008	December 31, 2007
Power project equipment	$8,234,285	$603,814

Total	8,234,285	603,814
Accumulated depreciation	—	—

Net power project equipment	$8,234,285	$603,814

Power project equipment will not be depreciated until the related geothermal power plant is placed in service.

F. Note Payable

On February 15, 2008, we executed a promissory note, whereby we agreed to pay to Lightening Dock Geothermal, Inc. (“Lender”) $900,000 in principal plus $50,000 in interest on or before January 5, 2009. The promissory note is secured by a mortgage agreement whereby, our BLM lease #NM 34790 is assigned as security against an event of default by us. In the event that we cannot pay the promissory note when due, an event of default would occur. Under the mortgage agreement, we would have 15 business days to cure such event of default or the Lender may exercise any or all of its rights, remedies and recourses including, but not limited to, foreclosure and sale of the BLM lease #NM 34790. Accrued interest payable at March 31, 2008 totaled $8,333.

G. Asset Retirement Obligation

Pursuant to the asset purchase agreement described in Note C above relating to the purchase of a BLM lease in New Mexico, we agreed to assume certain plug and abandon obligations for certain wells on the leased land. Management determined that the present value of the total estimated costs to plug and abandon the wells was $89,193. In February 2008, we plugged and abandoned 11 of the well sites at a cost of $26,453.

H. Convertible Senior Notes

On March 26, 2008, we sold $50 million aggregate principal amount of our 8.00% Convertible Notes due 2013 pursuant to the terms of the Purchase Agreement between the Initial Purchaser and us. Based upon the timing of the issuance, the carrying value at March 31, 2008 approximates fair market value. We granted the Initial Purchaser of the

Convertible Notes a 30-day overallotment option to purchase up to an additional $5.0 million aggregate principal amount of the Convertible Notes. On April 1, 2008, we sold an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of the Initial Purchaser’s overallotment option. The Convertible Notes were offered through the Initial Purchaser only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. Six qualified institutional buyers purchased the Convertible Notes. The net proceeds from the sale of the Convertible Notes, after deducting the Initial Purchaser’s discount of $2 million, totaled $48 million. The Initial Purchaser’s discount of $2 million has been capitalized as a deferred financing fee and will be amortized as additional interest expense over the five-year term of the Convertible Notes.

The Convertible Notes bear interest at a rate of 8.00% per annum, which is payable semi-annually. The Convertible Notes are convertible, at the holder’s option, at an initial conversion rate of 108.3658 shares of common stock per $1,000 principal amount of Convertible Notes, which represents a 20% conversion premium based on the last reported sale price of $7.69 per share of our common stock on March 19, 2008. Conversion of all Convertible Notes will result in the issuance of up to a maximum of 5,418,292 shares of our common stock. As of March 31, 2008, none of the Convertible Notes had been converted. The Convertible Notes are unsecured and rank on parity with all of our other existing and future unsecured indebtedness.

We used approximately $7.9 million of the proceeds from the Convertible Notes to purchase four discounted U.S. Treasury Strips that have coupon dates and coupon amounts that correspond with the amount of interest payable at each semi-annual payment date of the Convertible Notes. Under the Pledge and Escrow Agreement, we are required to hold these securities to maturity. For additional information, see Note B. Restricted Short-Term and Long-Term Marketable Securities above.

Concurrently, with the pricing of the Convertible Notes, we entered into a call spread option transaction (see Note J. Stockholders’ (Deficit) Equity below) and a confirmation of our forward stock purchase transaction (see Note J. Stockholders’ (Deficit) Equity below) with an affiliate of the initial purchaser of the Convertible Notes. We used approximately $15.0 million of the net proceeds from the offering to repurchase shares of our common stock pursuant to the forward stock purchase transaction and approximately $5.9 million of net proceeds to fund the call spread option transaction. We intend to use the remaining net proceeds from the offering for general corporate purposes and to continue well field and other development activities for the geothermal power plants we intend to develop.

I. Contingencies and Commitments

During the first quarter of 2008, we leased a warehouse to store our completed geothermal power plant turbines located in Tooele County, Utah. The warehouse has approximately 22,239 square feet with monthly rent of $4,448. Expansion increments are 2,880 square feet, 3,240 square feet, and 3,600 square feet at $0.20 per square foot. The warehouse lease expires on July 31, 2008 upon which the lease converts to a month to month lease. We expect that the lease will be renewed or that alternative space will be obtained. All facilities are well maintained and in good condition.

Total rent expense for all of our leases for the three months ended March 31, 2008, and 2007, was approximately $75,500, and $62,700, respectively.

As of March 31, 2008, we did not have any letters of credit or repurchase obligations.

J. Stockholders’ (Deficit) Equity

Stock-Based Compensation Plans

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and the stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of March 31, 2008, we were authorized to issue up to 7,943,173 shares of common stock pursuant to the Plan.

On July 3, 2006, the Compensation Committee of the Board approved a new compensation plan for its outside directors. The standard equity package under the new plan consists of stock awards, each award having a nominal value of $95,000 as of the date of the Annual Meeting of Stockholders (with the actual share award rounded to the nearest round lot of 100 shares). Current outside directors are allowed to transition to the new plan by making an election within 30 days of the plan’s adoption by the Compensation Committee or the Annual Meeting of Stockholders in subsequent years. Any director who elects to adopt the new plan will retain all options vested up to that point under previous compensation arrangements and forfeit all unvested options. In June 2007, three of the eligible outside directors chose to adopt the new plan and were each granted 12,700 shares to be delivered one year after the 2007 Annual Meeting of Stockholders. Accordingly, in 2007, one outside director forfeited 5,000 options which had not yet vested. The other two directors adopting the new plan did not have unvested options in 2007. As a result of these three directors adopting the new plan in 2006, 10,600 shares were delivered to each of them on June 27, 2007.

Employee and Director Share Grants and Option Grants

No shares of common stock were granted to employees and directors during the three months ended March 31, 2008 and 2007, respectively. We granted to our employees and directors options to purchase an aggregate of 72,000 and 755,000 shares of common stock in the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, no vested options were forfeited or expired, respectively. During the three months ended March 31, 2008 and 2007, no unvested options were forfeited by employees.

Third Party Share Grants

On January 4, 2008, in settlement of two separate outstanding invoices totaling $370,000, we issued 22,217 restricted shares of our common stock to a service provider for the design and engineering services of our 10 megawatt geothermal power plants and 3,565 restricted shares of our common stock to another service provider for certain permitting activities. The fair value of the restricted shares on the grant date equaled the amounts outstanding on the separate invoices.

On February 2, 2008, in settlement of an outstanding invoice totaling $450,000, we issued 45,732 restricted shares to a service provider for design and engineering services related to our geothermal power plant development efforts. The fair value of the unregistered shares on the grant date equaled the amount outstanding on the invoice.

Third Party Option and Warrant Grants

Stock options and warrants granted to non-employees for services are accounted for in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” which requires expense recognition based on the fair value of the options. We calculate the fair value of options and warrants that have been granted by using the Black-Scholes pricing model. During the three months ended March 31, 2008 and 2007, we granted no options to third parties to purchase shares of our common stock, respectively. During the three months ended March 31, 2008 and 2007, we granted no warrants to third parties to purchase shares of our common stock, respectively.

The maximum term of each option is ten years. With respect to stock options granted during the three months ended March 31, 2008 and 2007, the assumptions used in the Black-Scholes option-pricing model were as follows:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.61 – 3.41%	4.51 – 4.68%
Expected dividend yield	0.0%	0.0%
Volatility	97 – 99%	99 – 101%
Expected exercise life (in years)	6.0	6.0

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

During the three months ended March 31, 2008 and 2007, we issued 102,500 and 20,000 shares of common stock as a result of option exercises, and 2,000 and zero shares of common stock as a result of warrant exercises, respectively. The total intrinsic value of options exercised in the three months ended March 31, 2008 and 2007 was approximately $446,738 and $71,295, respectively. The cash received from exercises of options during the three months ended March 31, 2008 and 2007 was approximately $482,875 and $73,000, respectively. In the three months ended March 31, 2008, the intrinsic value of warrants exercised was approximately $23,900 and cash received from the warrant exercise totaled $9,300.

The activity for stock options and warrants during the first three months of 2008 is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2008:	2,910,566	$8.14
Granted	3,872,000	15.25
Exercised	(104,500)	4.71
Expired or forfeited	—	—

Outstanding at March 31, 2008:	6,678,066	$12.34	$5,868,835

Exercisable at March 31, 2008:	1,552,216	$7.22	$4,388,990

The following tables summarize certain stock option and warrant information at March 31, 2008:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 – $5.75	1,246,233	6.84	$4.32	$5,200,835
$ 6.00 – $9.10	789,500	8.51	7.82	668,000
$11.01 – $17.20	3,909,000	7.19	14.50	—
$18.25 – $25.95	733,333	6.81	19.29	—

Total	6,678,066	7.24	$12.34	$5,868,835

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 – $5.75	937,483	6.16	$4.08	$4,129,620
$ 6.00 – $9.10	316,625	8.17	7.85	259,370
$11.01 – $17.20	264,775	7.92	15.21	—
$25.95	33,333	7.05	25.95	—

Total	1,552,216	6.89	$7.22	$4,388,990

The following table summarizes the non-vested stock options at March 31, 2008:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2008	1,395,925	$7.73
Granted	172,000	11.40
Vested	(157,075)	6.40
Forfeited	—	—

Non-vested at March 31, 2008:	1,410,850	$8.32

The following table summarizes the non-vested stock awards at March 31, 2008:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Outstanding at January 1, 2008:	44,850	$8.54
Granted	71,514	11.47
Vested	(74,680)	11.62
Forfeited	—	—

Outstanding at March 31, 2008:	41,684	$8.03

As of March 31, 2008, there was $9,201,347 (pre-tax) and $131,874 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 2.10 years. As of March 31, 2008, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
Remainder of 2008:	$2,304,752
2009	2,944,419
2010	2,624,306
2011	936,145
2012	506,485
2013	17,114

Total:	$9,333,221

Contingent Options Grant

On January 14, 2008, the Compensation Committee granted options to purchase 100,000 shares of our common stock to a key power systems employee. Vesting of these options is contingent upon successfully achieving certain sales levels. The option price is $16.50 per share, which was the closing market price on the grant date. Failure to successfully, attain the predetermined sales levels will result in forfeiture of the unvested contingent options. At March 31, 2008, management assessed the likelihood of completing the contingent requirements in accordance with the definition in SFAS No. 5. “Accounting for Contingencies.” Based on this assessment management concluded that it is “reasonably possible” that a geothermal power plant will be placed in service under the employee’s supervision and that the required sales level can be met. Accordingly, we did not recognize equity compensation during the three months ended March 31, 2008.

Call Spread Option Transaction

Concurrent with the issuance the Convertible Notes, we entered into a call spread option transaction with an affiliate of Merrill Lynch. The call spread option transaction was intended to reduce the potential dilution of our common stock upon conversion of the Convertible Notes. The Convertible Notes are convertible at any time prior to maturity at a conversion rate of 108.3658 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of $ 9.23 per share, subject to adjustment. The call spread option transaction allows us to receive up to 934,118 shares of our common stock at $9.23 per share from the call spread option transaction holder, equal to the amount of our common stock related to the excess conversion value that we would deliver to the holders of the Convertible Notes upon conversion. The number of shares that we would receive pursuant to the call spread option transaction declines after the market price exceeds $11.15 per share to reflect the aggregate market value of $10.4 million of our common stock. The call spread option transaction will terminate upon the earlier of the maturity date of the related Convertible Notes or the first day all of the related Convertible Notes are no longer outstanding due to conversion or otherwise.

In accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we recorded the $5,850,000 cost of the call spread option transaction as a net reduction in additional paid in capital on the Condensed Consolidated Balance Sheet for the quarter ended March 31, 2008 and will not recognize subsequent changes in fair value.

Forward Stock Purchase Transaction

Concurrent with the issuance of the Convertible Notes, we entered into a forward stock purchase transaction with Merrill Lynch under which we are entitled to receive from Merrill Lynch 1.95 million shares of our common stock on or about the maturity date of the Convertible Notes. The forward stock purchase transaction was also intended to reduce the potential dilution of our common stock that would result from the conversion of the Convertible Notes into shares of our common stock. The Convertible Notes are convertible at any time prior to maturity at a conversion rate of 108.3658 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of $9.23 per share, subject to adjustment.

We accounted for the forward stock purchase transaction pursuant to guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the $15.0 million cost of the forward stock purchase transaction was recorded as a reduction to additional paid in capital in the Balance Sheet for the quarter ended March 31, 2008 and will not recognize subsequent changes in fair value.

K. Warrants

Contingent Warrants

On January 16, 2008, we granted to Merrill Lynch warrants to purchase up to 3,700,000 shares of our common stock, subject to vesting requirements associated with the financing of our geothermal power plants. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. In accordance with the anti-dilution protection included in the warrants, the issuance of the Convertible Notes resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $14.47 to $18.79. The warrants expire on January 16, 2015 and would generate proceeds totaling $56.6 million if all of the warrants vest and are exercised.

In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, because the performance criteria related to the vesting of the warrants has not been completed, we have not recognized the fair value of these warrants as deferred financing costs. The fair value of any warrants that vest will be capitalized and recorded as deferred financing costs.

The number of warrants that vest in connection with a project funding will depend on the amount of funding provided. No more than 3,700,000 warrants may vest pursuant to the financing of the first 100 MW of power projects funded under the Merrill Lynch Commitment Letter. The following table sets forth the general terms of the vesting schedule and the exercise price applicable to each portion of warrants to vest in accordance with the schedule:

Vesting Schedule	Exercise Price
Concurrent with the closing of each funding with respect to any portion of the first 10 MWs of geothermal power projects, warrants vest and become exercisable for the purchase of 300,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$14.47

Concurrent with the closing of each funding with respect to any portion of the next 10 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 150,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$14.47

Concurrent with the closing of each funding with respect to any portion of the next 30 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 100,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$14.47

Concurrent with the closing of each funding with respect to any portion of the next 50 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 50,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$18.79

Concurrent with the closing of the funding with respect to the final MW (i.e., the one hundredth MW) of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 200,000 shares of common stock.	$18.79

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

Contingent Warrants Call Provision

Any vested warrants may be called for cancellation by us if certain conditions have been met. In general, warrants may be called for cancellation if during any period (a “Call Measurement Period”) of twenty (20) consecutive trading days concluding at any time after the date such warrants first become subject to being called for cancellation (the “Call Period”) the closing price of the common stock exceeds a specified price (the “Trigger Price”). The following table sets forth the general terms under which the warrants may be called for cancellation:

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

In order to call any or all of a series of warrants for cancellation, we must provide written notice to the holder that we intend to cancel any or all of such warrants (a “Notice of Intention to Cancel”) prior to 6:30 p.m. New York City time on the third (3rd) trading day immediately following the end of the relevant Call Measurement Period. After receipt of such notice, the holder has ten (10) trading days to exercise the warrants subject to the Notice of Intention to Cancel. If the holder does not exercise such warrants during the ten (10) trading day period, we may cancel the warrants upon delivery of notice to the holder.

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

(iii)	combine into a smaller number of shares of common stock; or

(iv)	issue by reclassification of shares of our common stock any shares of our capital stock; or

then, upon happening of such events, the exercise price will be appropriately adjusted in accordance with the provisions of the Common Stock Purchase Warrant. As of March 31, 2008, no warrants had vested or become exercisable by Merrill Lynch.

Contingent Warrant Registration Rights Agreement

In connection with the Commitment Letter and the issuance of warrants to purchase up to 3,700,000 shares of our common stock, we entered into a registration rights agreement that provides the holder of the warrants with certain rights to register the resale of the warrants and the shares of common stock issuable upon exercise of the warrants. Upon a series of warrants vesting, we are obligated to register the shares underlying the vested warrants for resale pursuant to the exercise of such warrants and cause the registration statement to remain continuously effective until all vested warrants and exercised or expired. Management currently believes that the likelihood that the shares will fail to be registered in accordance with the registration rights agreement or fail to remain continuously effective is “remote” as defined in SFAS No. 5 “Accounting for Contingencies.” Accordingly, no accrued liability is deemed necessary.

L. Net Loss Per Common Share

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

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on March 31, 2008:

	“In the Money”	“Out of the Money”
Warrants granted	29,233	3,715,000
Vested employee options	1,032,625	380,358
Unvested employee options	626,875	783,975
Vested contractor options	75,000	35,000

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on March 31, 2007:

	“In the Money”	“Out of the Money”
Warrants granted	63,947	1,037,012
Vested employee options	842,834	545,850
Unvested employee options	399,166	890,983
Vested contractor options	247,000	—

Unvested and fully-vested and undelivered stock grants totaling 41,684 and 318,465 were outstanding on March 31, 2008 and 2007, respectively. None of these contingent shares have met the performance criteria for vesting. These warrants, options and share grants were not included in the calculation of diluted net loss per share because their effect was anti-dilutive. Our common stock underlying the call spread option transaction and forward stock purchase transaction would be recorded as treasury stock when delivered and; therefore, would be excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.

M. Fair Value

Transition Impact

We adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008. As a result, the effect of adopting SFAS 157 was to implement the guidelines relating the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value as noted below.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to us for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Our Level 1 assets primarily include our money market account that is traded on active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. Our Level 2 assets include: our restricted cash certificate of deposit. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through back testing to trade data or confirmation that the pricing service significant inputs are observable) or determined through use of valuation methodologies using observable market inputs such as market interest rates.

Level 3—Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect our’s or third party pricing service assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 valuations are normally determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. We currently do not have any Level 3 assets and liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$21,377,606	$0	$0	$21,377,606
Restricted cash	0	75,000	0	75,000

Total assets	$21,377,606	$75,000	$0	$21,452,606

N. Business Segments

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

Accordingly, the presentation below comprises financial information relating to our segments for the three months ended March 31, 2008 and 2007, respectively:

As of and for the Three Months Ended March 31, 2008	Transportation and Industrial	Power Systems	Corporate and Other	Total
Revenues	$130,543	$0	$0	$130,543
Segment Operating Loss	(912,752)	(1,759,854)	(2,807,438)	(5,480,044)
Depreciation, Amortization and Accretion	42,158	5,136	29,008	76,302
Fixed Asset Purchases	24,960	9,356	28,762	63,078
Total Assets	$1,041,080	$24,799,036	$32,996,243	$58,836,359

As of and for the Three Months Ended March 31, 2007
Revenues	$123,763	$0	$0	$123,763
Segment Operating Loss	(1,164,805)	(247,613)	(3,377,077)	(4,789,495)
Depreciation, Amortization and Accretion	45,966	2,723	18,468	67,157
Fixed Asset Purchases	21,948	1,447	11,496	34,891
Total Assets	$924,809	$453,272	$19,917,425	$21,295,506

O. Income Taxes

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2007 and for the three months ended March 31, 2008.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax year 2007 federal return remains open to examination and the tax years 2004-2007 remain open to examination by other taxing jurisdictions to which we are subject. The Internal Revenue Service is currently examining our 2005 federal tax return and the examination should be complete in 2008.

P. Supplemental Cash Information

For the three months ended March 31, 2008:

•	No cash was paid for interest and $400 was paid for income taxes.

•

We recorded in accrued liabilities certain capitalized well field development expenditures that were not paid as of March 31, 2008. These accrued capitalized costs included both tangible and intangible drilling costs and were omitted from the statement of cash flows as non-cash items totaling $2,799,022.

•

We recorded in accrued liabilities certain capitalized power systems equipment that were not paid as of March 31, 2008. These accrued expenses included the turbines and related shipping costs that will be used to construct a 10 megawatt geothermal power plant that we intend to build. These accrued capitalized costs were omitted from the statement of cash flows as non-cash items totaling $3,133,000.

•

We recorded a $450,000 non-cash payment for 45,732 shares of our common stock issued to settle an outstanding invoice from a service provider for design and engineering services relating to construction of a 10 megawatt geothermal power plant. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

•

We recorded a $318,814 non-cash payment for 22,217 shares of our common stock issued to settle an outstanding invoice from a service provider for design and engineering services relating to construction of our 10 megawatt geothermal power plant. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

•

We recorded a $51,158 non-cash payment for 3,565 shares of our common stock issued to settle an outstanding invoice for professional services related to obtaining the proper permits that enable us to drill for geothermal resources. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

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

Q. Recent Accounting Pronouncements

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the new disclosure requirements required by SFAS 161.

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

EITF 07-03

In June 2007, the FASB issued Emerging Issues Task Force No. 07-03, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, we adopted EITF 07-03 which did not materially impact our financial position or results of operations.

R. Subsequent Events

On April 1, 2008, the Initial Purchaser of the Convertible Notes exercised its overallotment option and we sold an additional $5.0 million aggregate principal amount of the Convertible Notes. The net proceeds from the offering of the additional Convertible Notes were approximately $4.8 million, after deducting the Initial Purchaser’s discount of $0.2 million payable by us. We placed approximately $0.8 million of such net proceeds in an escrow account to secure payment of the first four interest payments payable on the additional Convertible Notes.

We entered into a Purchase Contract (the “Purchase Contract”), dated April 3, 2008, with UTC Power Corporation (“UTCP”). In connection with the Purchase Contract, we agreed to purchase from UTCP additional PureCycle geothermal heat-to-electricity power systems (the “Current Generation Systems”) for use in geothermal power plants that we are seeking to develop. We made an initial payment to UTCP of approximately $5,007,750 pursuant to the Purchase Contract. We are obligated to pay an additional $28,377,250 over the term of the Purchase Contract. If we fail to perform our obligations under the Purchase Contract, we are obligated to pay to UTCP liquidated damages in the amount of $10,000 for each Current Generation System that we either fail to accept or pay in full.

On April 3, 2008, the Compensation Committee of our Board awarded Brent Cook, Chief Executive Officer, options to purchase 100,000 shares of our common stock at an exercise price of $9.11 per share, which was the last quoted sales price of our common stock on April 3, 2008. The options will vest with respect to 5,000 shares per quarter over the next five years. The fair value of the equity-based compensation to be recognized over the requisite service period of five years totals $722,500. The Compensation Committee also approved an increase in Mr. Cook’s annual salary from $220,000 to $250,000, retroactively effective on February 1, 2008.

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

Our Power Systems segment is currently in the development stage of drilling wells to further develop viable geothermal resources. We have accumulated a large portfolio of geothermal interests in six western continental states. These geothermal interests are important to our ability to develop the geothermal power plants that we intend to build. We continue to accumulate additional interests in geothermal resources for future projects. We have either obtained or are in the process of obtaining permits approving the development of eight well fields in Nevada, Utah, New Mexico and Oregon. We believe that each of these well fields has the potential to provide enough geothermal energy for a power plant of approximately 10 megawatts (MW). We currently have projects under development with an aggregate potential generating capacity of 80 to 85 MWs.

In addition to developing our geothermal resources, we are in the process of completing other steps necessary to enable us to finance, construct and operate geothermal power plants. We obtained a commitment letter from Merrill Lynch that sets forth general terms and conditions relating to the structuring and financing of up to 155 Megawatts (“MW”) of geothermal power plants and includes a financing commitment with respect to a 10.5 MW plant we intend to develop in Nevada, subject to certain conditions. We have also entered into purchase agreements with a certain manufacturer of turbines that we intend to use in the construction of geothermal power plants. We are also in negotiations for several power purchase agreements with investor owned utilities and municipalities. Among these, on March 10, 2008, we submitted signed power purchase agreements for two of our future plants totaling 22 MW for approval by the city council of the City of Anaheim, California. The city council approved these power purchase agreements at a meeting held on March 18, 2008.

We intend to complete the remaining steps necessary to commence construction of multiple geothermal power plants as quickly as possible. However, the timing of construction, as well as the specific sites we choose to develop and construct, will depend on a number of factors, including drilling results, permitting and our ability to obtain adequate financing.

Our Transportation and Industrial Technology segment continues to focus on commercializing our Symetron™ electric motor, generator and drive technologies and our series plug-in hybrid vehicle (“PHEV”) with range extender technologies. During 2007, we completed our final milestones pursuant to our subcontract with ARINC Incorporated (“ARINC”), which relates to the development of an integrated starter alternator for potential use in a military hybrid vehicle. During 2007 and early 2008, we also entered into several other agreements and collaborative arrangements with large manufacturers to explore additional potential applications of our Symetron™ technologies, including a collaborative arrangement with Hyundai Heavy Industries (“HHI”) of Korea and a license agreement with Wilson Auto of Canada. We intend to continue to explore opportunities to commercialize our Symetron™ technologies.

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

Research and Development

Our Transportation and Industrial Technology segment is engaged in an ongoing process of researching, developing and demonstrating new applications for our motor and drive/controller-related technologies as well as our new extended range PHEV-based product and solution technologies. These include the periodic introduction of new motor and generator-related technologies, application of applicable technologies to manufacturers’ test applications, testing and performance evaluations of these technologies and participation in the design and engineering of related projects for original equipment manufacturers (“OEMs”).

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

Our research and development costs for the three months ended March 31, 2008 and 2007 totaled $969,183 and $796,300, respectively Future research and development expenditures are anticipated in order to develop additional SymetronTM and PHEV with extended range technologies primarily relating to plug-in hybrid electric vehicles and propulsion systems, integrated starter alternators (“ISAs”), AC electric motors, generators and power electronic AC drives. Research and development costs, relating to development of potential technologies, are expected to increase over time as milestones in the development process are achieved.

Sources of Revenue

To date, our primary source of revenue has been from research and development subcontracts, administered through contractors with certain government agencies. Pursuant to these subcontracts, we performed engineering design, development and testing activities in an effort to demonstrate that specific applications of our technology are viable.

We are seeking to generate revenues from both of our business segments. Our Power Systems segment is seeking to generate revenues from the geothermal power plants it intends to develop. Our Transportation and Industrial Technology segment is seeking to generate revenues by licensing our SymetronTM technologies to third parties. We expect to begin to generate modest revenues in the future from contracts we have entered into for the development of extended range PHEV demonstration vehicles. We recently accepted an initial deposit of $200,000 for the production of these vehicles. We also expect to begin to realize modest revenues from the sale of Symetron-enhanced motors and generators through our business cooperation agreement with HHI in the fourth quarter of 2008, although the exact amount and timing of these revenues will be dependent on HHI’s ability to implement these Symetron-enhanced designs into its manufacturing and distribution system. Although progress is being made by each of our business segments, significant revenues may not be generated as expected by either of our segments, if at all.

Significant Expenses

We have incurred significant losses since our inception. As of March 31, 2008, we had incurred an accumulated deficit and deficit accumulated after re-entry into the development stage of approximately $56.6 million on cumulative revenues since inception of approximately $935,000. Our net losses before preferred stock dividends for the three months ended March 31, 2008 and 2007 totaled $5.4 million and $4.6 million, respectively.

During the three months ended March 31, 2008, the monthly accrual based expenditure rate for operations increased to $1.6 million per month from approximately $1.0 million per month during the twelve months ended December 31, 2007. The higher spending rate primarily reflects increased professional services associated with designing the tax and corporate structures for our potential tax equity partners as identified in our commitment letter signed by Merrill Lynch and prospecting and exploration costs associated with geothermal power plant development. We expect that our average monthly cash expenditure rate will continue to increase as we implement our plans to develop geothermal power plants.

For the three months ended March 31, 2008 and 2007, our operating expenses consisted primarily of cost of sales, general and administrative expenses, power project development expenses and research and development expenses. Cost of sales for each of the periods presented includes the direct labor, materials and overhead expenses required to perform work on research and development subcontracts. These subcontracts are now completed and we intend to further develop certain applications our Transportation and Industrial Technology segment is seeking to commercialize.

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

Power project development expenses for the three months ended March 31, 2008 and 2007 primarily include professional services for mapping, environmental and geological studies and other prospecting costs related to the exploration for geothermal resources. We expect that our power project development expenses will increase in future periods as we pursue the development of additional power projects and continue to explore for geothermal resources.

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

Results of Operations

	Three months ended March 31,
	2008	2007
Revenue	$130,543	$123,763

Operating expense
Cost of sales	74,112	466,130
General and administrative	2,780,238	3,450,938
Power project development	1,787,054	244,890
Research and development	969,183	796,300

Total operating expenses	5,610,587	4,958,258

Operating loss	(5,480,044)	(4,789,495)
Interest income	59,734	183,938
Interest expense	(65,512)	—
Gain on completion of contract	75,357	—
Series B warrant registration costs	—	(21,012)

Loss before income taxes	(5,410,465)	(4,626,569)
Income tax benefit (expense)	—	—

Net loss applicable to common stockholders	$(5,410,465)	$(4,626,569)

Loss per common share-basic and diluted	$(0.10)	$(0.09)

Weighted average common shares-basic and diluted	56,023,000	51,486,000

Comparison of Three Months Ended March 31, 2008 and 2007

Revenue

During the three months ended March 31, 2008, we recognized revenue totaling $0.1 million, which was consistent with the same period in 2007. During the first quarter of 2008, we completed the ARINC subcontract, which began in October 2006. We accounted for this subcontract on a percentage of completion basis.

Operating Expenses

Cost of sales. We reported cost of sales for the three months ended March 31, 2008 and 2007 totaling $0.1 million and $0.5 million, respectively. The decrease in cost of sales for 2008 compared to the prior year is primarily related to a $342,000 loss during the first quarter of 2007 resulting from costs greater than originally anticipated to complete the ARINC subcontract objectives. As noted above, we completed the ARINC subcontract in the first quarter of 2008.

General and Administrative. General and administrative expenses decreased to approximately $2.8 million for the three months ended March 31, 2008 from approximately $3.4 million for the three months ended March 31, 2007. This decrease is due primarily to a reduction in equity-based non-cash employee compensation expense, which declined to $0.5 million in the first quarter of 2008 compared to $0.9 million in same period of 2007. Equity-based non-cash compensation expense was higher during the first quarter of 2007 due to the vesting of a larger number of executive stock and option grants. Equity-based non-cash service provider compensation for the three months ended March 31, 2008 decreased by approximately $1.0 million from the same period in 2007 since no shares were issued to service providers in the first quarter of 2008. 200,000 shares of common stock were issued to a provider of financial advisory services. Other employment related costs increased by approximately $0.1 million during the first quarter of 2008 compared to the first quarter of 2007, reflecting higher average salaries and employment levels. Professional service expenses increased during the three months ended March 31, 2008 by approximately $0.7 million over the same prior year period. This increase reflects professional services associated with designing the tax equity and financing structures contemplated by our commitment letter we obtained from Merrill Lynch. Office expenses totaled $0.1 for the three months ended March 31, 2008, which remained relatively flat when compared to the same period in 2007.

Power Project Developments. Power project development expenses during the three months ended March 31, 2008 totaled $1.8 million as compared to $0.2 for the three months ended March 31, 2007. Equity-based non-cash employee and contractor compensation for the three months ended March 31, 2008 increased $0.1 million over the first quarter of 2007 as a result of stock option grants to new employees. Employment related costs for power project development employees increased during the first quarter of 2008 by $0.3 million over the first quarter of 2007 due to increasing employment levels to execute our business plan. During the three months ended March 31, 2008, professional services relating to geological engineering consulting related to geothermal power plant development increased $1.1 million over the first quarter of 2007.

Research and Development. Research and Development expense increased from $0.8 million in the three months ended March 31, 2007 to $1.0 million for the three months ended March 31, 2007. Equity based non-cash employee compensation remained relatively flat at approximately $0.2 million for each of the three months ended March 31, 2008 and 2007. Cash based employee compensation decreased by approximately $0.1 million from the three months ended March 31, 2007 to the same period in 2008 reflecting a slight reduction in the number of employees performing research and development activities. The portion of engineering expenses that could be attributed to cost of sales increased during the three months ended March 31, 2008 over the comparable 2007 period by approximately $0.2 million primarily due to the increased materials consumed in testing.

Interest and Other Income. Interest income for the three months ended March 31, 2008 decreased slightly to $0.1 million from $0.2 million from the same period in 2007. The decrease was primarily due to higher average monthly cash balances in the prior period.

Liquidity and Capital Resources

Cash and Cash Equivalents	March 31, 2008	December 31, 2007
Cash	$1,309,678	$516,938
Certificate of Deposit (unrestricted portion)	—	325,000
Money Market Account	20,067,928	5,070,272

Total	$21,377,606	$5,912,210

Since inception, we have funded our operations primarily through the sale of equity instruments and borrowings. Most recently, in March 2008, we raised gross proceeds of $50,000,000, before deducting fees and commissions, from the issuance of 8.00% Convertible Senior Notes due 2013 (the “Convertible Notes”). We placed approximately $7.9 million of the proceeds in an escrow account to secure payment of the first four interest payments payable on the Convertible Notes. We also used approximately $15 million of the proceeds to enter into a forward stock purchase transaction, pursuant to which we will repurchase shares of our common stock, and approximately $5.9 million of net proceeds to fund a call spread option transaction. On April 1, 2008, the initial purchaser of the Convertible Notes exercised its overallotment option and we sold an additional $5.0 million aggregate principal amount of Convertible Notes. We placed approximately $0.8 million of the proceeds from the overallotment exercise in an escrow account to secure payment of the first two years of interest payable on the additional Convertible Notes issued pursuant to the overallotment exercise. In March 2007, we raised gross proceeds of $12,525,001, before deducting fees and commissions, pursuant to the private placement of 2,693,552 shares of our common stock. In connection with the private placement, we also issued 1,037,012 warrants that were called in August 2007, resulting in additional proceeds totaling $6.3 million.

Our outstanding Convertible Notes pay interest semi-annually on April 1 and October 1 of each year at a rate of 8.00% per annum. As described above, we placed an aggregate of approximately $8.7 million in an escrow account to secure payment of the first two years of interest payable on the Convertible Notes. The Convertible Notes are convertible, at the holder’s option, at an initial conversion rate of 108.3658 shares of common stock per $1,000 principal amount of Convertible Notes. The conversion rate is subject to adjustment. If a fundamental change occurs, holders will have the right to require us to repurchase for cash all or any portion of their notes at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. Holders who convert their notes in connection with certain fundamental changes may also be entitled to a make whole premium in the form of additional shares of our common stock. The maturity date of the Convertible Notes is April 1, 2013.

At March 31, 2008, we had approximately $21.4 million in cash and cash equivalents. Our operating activities used approximately $2.8 million and approximately $1.7 million of cash during the three months ended March 31, 2008 and 2007, respectively. We have incurred substantial losses since inception and we are not operating at cash breakeven. Our continuation as a going concern is dependent on efforts to raise additional capital, increase revenues, reduce expenses, and ultimately achieve profitable operations. If substantial losses continue, or if we are unable to raise sufficient, additional capital on reasonable terms, liquidity concerns may require us to curtail operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

As a result of the private placement of the Convertible Notes, our independent registered public accounting firm reissued their report with respect to our 2007 financial statements on April 1, 2008 to remove an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Although the private placement provided us with sufficient proceeds to remove the substantial doubt about our ability to continue as a going concern through December 31, 2008, we will need to secure additional financing in the future. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for our well field development activities or extend the time frame over which these activities will take place.

The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to execute our plans and continue our operations.

In addition to funding for general corporate purposes and certain other expenses, we will need to finance each of the geothermal power projects we intend to develop. As more fully described below, we have entered into a Commitment Letter (the “Commitment Letter”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”). The Commitment Letter sets forth certain general terms relating to the structure and financing of up to 155 megawatts (“ MW”) of geothermal power plants we intend to develop and includes a financing commitment from Merrill Lynch with respect to a 10.5 MW plant we intend to develop in Nevada. The funding of the commitment for the Nevada plant remains subject to certain conditions. If Merrill Lynch elects to provide or arrange a financing commitment with respect to any additional projects, such financing commitment will be subject to satisfactory due diligence, the execution of a separate commitment letter relating to such project and certain other conditions.

In addition to the anticipated funding for the development of projects pursuant to the Commitment Letter, we will need additional financing, from time to time, to cover general operating expenses, well field development and certain other development expenses that are not covered by the Commitment Letter. We will most likely seek funding for these expenses, as necessary, through the issuance of debt, preferred stock, equity or a combination of these instruments if available on reasonable terms or at all.

As part of our geothermal power project development efforts, we have made a variety of financial commitments. Currently, our most significant financial commitments relate to our obligations under our purchase agreements with UTCP. These purchase agreements allow us to order and purchase turbine generators and other major components for use in the geothermal power plants we intend to develop. As of March 31, 2008, we were obligated to pay UTCP $25.1 million in 2008 and $1.6 million per year beginning in 2009 and continuing through 2012. However, we entered into another purchase agreement with UTCP effective April 1, 2008 whereby we agreed to purchase additional turbines totaling $33.4 million during 2008. In connection with the Lightening Dock Purchase, we also executed a promissory note in February 2008 whereby we agreed to pay to Lightening Dock $900,000 in principal plus $50,000 in interest charges on or before January 5, 2009. We expect to fund these obligations primarily through the financing commitments we intend to seek for the power projects we intend to develop. However, we may need to obtain financing for a portion of these commitments from other sources.

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

As additional consideration, we granted Merrill Lynch warrants to purchase our common stock. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. The exercise price of the warrants will range from $14.98 to $19.71 per share, subject to adjustment upon any dilutive issuance by us. In accordance with the anti-dilution protection included in the warrants, the issuance of the Convertible Notes resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $14.47 to $18.79. In general, warrants that vest in connection with the funding of earlier projects will be greater in number and have a lower exercise price, and warrants that vest in connection with the funding of later projects will be fewer in number and have a higher exercise price. Under certain circumstances, a reduced percentage of the warrants will vest if we reject a Merrill Lynch funding proposal for a project and subsequently obtain funding for such project from another party or, in certain circumstances, from Merrill Lynch. Any vested warrants may be called for cancellation by us if certain conditions have been met, including minimum market price requirements relating to our common stock. We have agreed to grant additional warrants to Merrill Lynch upon funding of any of the additional 55 MW of geothermal power projects with respect to which Merrill Lynch has a right of first refusal. The exercise price of any such additional warrants will be based on the volume weighted average price of our common stock over a 20 consecutive trading day period prior to the issuance of such warrants. Pursuant to a registration rights agreement between us and Merrill Lynch, we have agreed to file one or more registration statements covering the resale of the warrants issued pursuant to the Commitment Letter, as well as the resale of the shares of common stock issuable pursuant to the exercise of such warrants.

Consolidated Statements of Cash Flows

Operating Activities. Cash consumed by operating activities for the three months ended March 31, 2008 consisted primarily of a net loss of approximately $5.4 million, adjusted for approximately $0.8 million of stock-based compensation and stock issued for services. Accounts payable and accrued liabilities increased $8.3 million to $12.6 million at March 31, 2008 due primarily to accrued expenses for well field development and the purchase of power systems equipment. The portion of accrued liabilities relating to well field development and power systems equipment, totaling $5.9 million, has been reclassified as a non-cash item to decrease the change in accrued liabilities. Net accounts receivable increased $0.3 million reflecting the completion of the ARINC subcontract. Other assets increased by approximately $0.5 million, reflecting a prepaid commission for services provided in finalizing power purchase agreements with the City of Anaheim.

Cash consumed by operating activities for the three months ended March 31, 2007 consisted primarily of a net loss of approximately $4.6 million, adjusted for approximately $2.1 million of stock-based compensation and stock issued for services. Accounts payable and accrued liabilities increased $0.4 million in the first three months of 2007 due to the timing of payments for certain professional services contracts.

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. However, as of March 31, 2008, cash in our money market account was invested with AIM Funds earning 2.77 percent interest and totaled $20.1 million. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 2.45 percent per annum and totaled $1.3 million at March 31, 2008.

Investing activities consumed approximately $10.0 million in the three months ended March 31, 2008, reflecting payments of $3.7 million for the purchase of electric turbines for use in the geothermal power plants we intend to develop. We have also made deposits to manufacture prototypes of our Transportation and Industrial Technology segment designs totaling $0.3 million. During the first quarter of 2008, we also purchased $1.5 million of equipment for geothermal well field development projects in Nevada and Utah. We also paid $0.4 million in connection with the acquisition of leases and the exercise of certain options relating to interests in unproved geothermal properties in Oregon and Utah. In connection with the issuance of the Convertible Notes, we invested a portion of the proceeds totaling $7.9 million into four discounted U.S. Treasury Strips that mature separately on each of the first four semi-annual interest payment dates of the Convertible Notes. The U.S. Treasury Strips were placed into an escrow account to secure the first four interest payments on the Convertible Notes. These expenditures were partially offset by cash provided by investing activities, including the net change in the notes receivable totaling $0.4 million.

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

Financing Activities. Financing activities provided approximately $28.2 million and $11.9 million of cash in the three months ended March 31, 2008 and 2007, respectively. We completed the issuance of the Convertible Notes on March 26, 2008. From the proceeds, we incurred a financing charge of $2.0 million, which was paid to Merrill Lynch. We also entered into a call spread option transaction and a forward stock purchase transaction totaling $5.9 million and $15.0 million, respectively. We intend to use the remaining net proceeds from the offering for general corporate purposes and to continue well field and other development activities for the geothermal power plants we intend to develop. In connection with the purchase of our BLM lease in New Mexico, we entered into a promissory note payable and received cash for $0.9 million in February 2008. During the first quarter of 2008, we also received approximately $0.5 million from the exercise of other outstanding stock options and warrants.

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

As of March 31, 2008, we had stockholders’ deficit of approximately $4.7 million as compared to stockholders’ equity totaling $19.5 million at December 31, 2007. The stockholders’ deficit primarily arose from entering into a call spread option transaction for $5.9 million and a forward stock purchase transaction for $15.0 million in connection with our issuance of the Convertible Notes during the first quarter of 2008. The effect of purchasing the call spread option transaction and forward stock purchase transaction was a reduction in the additional paid-in capital account totaling $20.9 million.

Our cash balance, together with cash provided by the initial purchaser’s exercise of the overallotment option and customer sales will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures through March 31, 2009. As described above, we will need to secure additional financing in order to execute our plans and continue our operations.

Dividends. No dividends have been paid relating to either common stock or preferred stock during the fiscal year 2007 through the first quarter of 2008. We do not expect to pay dividends on either common stock or preferred stock in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had the following off-balance sheet arrangements as defined by item 303(a)(4)(II) of SEC Regulation S-K.

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

Contractual Obligations and Commitments

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

We lease a warehouse to store our completed geothermal power plant turbines located in Tooele County, Utah. The warehouse has approximately 22,239 square feet with monthly rent of $4,448. Expansion increments are 2,880 square feet, 3,240 square feet, and 3,600 square feet at $0.20 per square foot. The warehouse lease expires on July 31, 2008 upon which the lease converts to a month to month lease. We expect that the lease will be renewed or that alternative space will be obtained. All facilities are well maintained and in good condition.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases, our long-term debt and our executed purchase obligations as of March 31, 2008:

	Total	Less than 1 year	1 to 3 years	4 to 5 years
Operating Leases Obligations	$1,593,747	$394,658	$727,802	$471,287
Long Term Debt	$70,056,000	$4,056,000	$8,000,000	$58,000,000
Purchase Obligations	$31,567,500	$25,087,500	$3,240,000	$3,240,000

Total	$103,217,247	$29,538,158	$11,967,802	$61,711,287

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

The long term debt obligations set forth above include payments of interest and principal in accordance with the terms of the Convertible Notes, excluding the additional $5.0 million of Convertible Notes issued on April 1, 2008 pursuant to the exercise of the initial purchaser’s overallotment option.

The purchase obligations set forth above include a series of purchase and service agreements whereby a certain vendor has agreed to provide certain products and services to us. As of March 31, 2008, we were obligated to pay the vendor approximately $25.1 million in 2008 and $1.6 million per year beginning in 2009 and continuing through 2012 as reflected in the table above.

Recently Issued Accounting Pronouncements

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the new disclosure requirements required by SFAS 161.

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

EITF 07-03

In June 2007, the FASB issued Emerging Issues Task Force No. 07-03, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, we adopted EITF 07-03 which did not materially impact our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides information regarding our exposure to the risks of changing interest rates.

As of March 31, 2008, we had approximately $21.4 million in cash and cash equivalents, including $0.1 million in restricted cash, that were invested primarily in low risk money market accounts and certificates of deposit until needed for operating and other activities. Current money market rates are approximately 2.77%. The money market interest rates have declined over 1% over the last six months, if interest rates continue to decline by another 1%, the amount of interest earned on our money market balance would be approximately $215,000 lower over a twelve month period. A review of our money market account indicated that no impairment occurred during the three months ended March 31, 2008 and no write-down in fair value is considered necessary.

Concurrent with the issuance the Convertible Notes, we entered into a call spread option transaction with an affiliate of Merrill Lynch for the cost of $5.9 million. The call spread option transaction was intended to reduce the potential dilution of our common stock upon conversion of the Convertible Notes. The Convertible Notes are convertible at any time prior to maturity at a conversion rate of 108.3658 shares per $1,000 principal amount of Convertible Notes, which represents conversion price of $9.23 per share, subject to adjustment. The call spread option transaction allows us to receive up to 934,118 shares of our common stock at $9.23 per share from the call spread option transaction holder, equal to the amount of our common stock related to the excess conversion value that we would deliver to the holders of the Convertible Notes upon conversion. The number of shares that we would receive pursuant to the call spread option transaction declines after the market price exceeds $11.15 per share to reflect the aggregate market value of $10.4 million of our common stock. The call spread option transaction will terminate upon the earlier of the maturity date of the Convertible Notes or the first day all of the Convertible Notes are no longer outstanding due to conversion or otherwise. Our ability to receive the maximum aggregate market value of shares of our common stock pursuant to the call spread option transaction is dependent upon the performance of our stock price and the desire of holders to convert the Convertible Notes into shares of our common stock. If holders fail to convert the Convertible Notes into shares of our common stock prior to the due date in 2013, the call spread option transaction will expire without the shares of our common stock being delivered to us.

Concurrent with the issuance of the Convertible Notes, we entered into a forward stock purchase transaction with Merrill Lynch at a cost of $15.0 million. Pursuant to the forward stock purchase transaction we are entitled to receive from Merrill Lynch 1.95 million shares of our common stock on or about the maturity date of the Convertible Notes to reduce the potential dilution to our common stock upon conversion of the Convertible Notes. If the stock price falls below $7.69 per share on or about the maturity date of the Convertible Notes, the aggregate value of our common stock received would be less than the amount paid for the forward stock purchase transaction.

We are exposed to losses in the event of nonperformance by the counterparties on the instruments described above.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We continued to formalize documentation and perform testing of our financial processes during the period covered by this Quarterly Report on Form 10-Q. In January 2008, we enhanced our financial reporting capabilities by converting our accounting system to an accounting software package that enables us to more efficiently account for multiple entities. During the conversion period, we implemented certain measures to ensure that the system of internal control remained effective such as daily reconciliations of data input and the roll-forward of prior period G/L balances. No other change in our internal control over financial reporting occurred during the first quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history and, from our inception, we have earned limited revenue from operations. We have incurred significant net losses in each year of our operations, including a net loss of approximately $5.4 million for the three months ended March 31, 2008. As a result of ongoing operating losses, we had an accumulated deficit and deficit after re-entry into development stage of approximately $56.6 million on cumulative revenues from inception of approximately $0.9 million as of March 31, 2008.

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

As of March 31, 2008, we had cash and cash equivalents on hand of $21.4 million. Cash used in operations was approximately $2.8 million for the three months ended March 31, 2008.

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

On March 26, 2008, we received approximately $48.0 million in net proceeds from the private placement of $50,000,000 aggregate principal amount of our 8.00% Convertible Senior Notes due 2013 and $4.8 million additional net proceeds on April 1, 2008 pursuant to the exercise of the initial purchaser’s overallotment option. As a result of the private placement, our independent registered public accounting firm reissued their report with respect to our financial statements on April 1, 2008 to remove the explanatory paragraph.

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

The closing price of our common stock fluctuated from a low of $7.30 per share to a high of $17.09 per share during the three months ended March 31, 2008. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside of our control. As a result, the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in our stock price, there may be increased risk that securities litigation, governmental investigations or enforcement proceedings may be instituted against us. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

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

In order to finance the development of our geothermal power projects, we may transfer a portion of our equity interest in the individual projects to a third party and enter into long-term fixed price power purchase agreements. Under generally accepted accounting principles, this may result in the deconsolidation of these subsidiaries, and the reflection of only our net ownership interests in our financial statements.

Each of the geothermal power projects our Power Systems segment intends to develop will likely be owned by a separate subsidiary. The geothermal power projects developed by these subsidiaries will likely be separately financed. To obtain the financing necessary to develop the geothermal power projects, we may transfer a portion of our equity interest in the individual subsidiaries to a third party and enter into long-term fixed price power purchase agreements. Depending upon the nature of these arrangements and the application of generally accepted accounting principles, primarily Statement of Financial Accounting Standards Board Interpretation Number 46R “Consolidation of Variable Interest Entities (Revised December 2003) – an interpretation of ARB No. 51” (“FIN 46R”), we may be required to deconsolidate one or more or all of these subsidiaries, which would result in our share of the net profits or loss generated by the deconsolidated entities being presented as a net amount in our financial statements. As a result, our financial statements would not reflect the gross revenues and expenses of the deconsolidated entities. However, we do not expect the effect of such deconsolidation, if required, to have an impact on our stockholders’ equity, net loss or loss per share.

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

The federal government currently encourages production of electricity from geothermal resources through certain tax subsidies. Assuming the available tax credits remain in place as currently in effect, each geothermal power project will be permitted to claim for federal tax purposes either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or “production tax credits” of $20.00 (plus an annual adjustment for an inflation factor) per megawatt hour for the first ten years of electricity output. Currently, production tax credits can only be claimed on new plants placed into service before December 31, 2008. The availability of production tax credits for new plants put into service after 2008 will depend on whether Congress acts to make tax credits available for such plants and the President elects to sign into law the action taken by Congress.

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

Our Power Systems segment intends to utilize certain heat transfer technologies in the geothermal power projects we intend to develop. These heat transfer technologies were developed by UTC Power Corporation, or UTCP, a United Technologies Corporation company. UTCP’s heat transfer technologies are designed to enable the generation of power from geothermal resources that are lower in temperature than those resources used in traditional flash steam geothermal projects.

UTCP’s heat transfer technologies have a limited operating history and have only been deployed in a limited number of geothermal power projects. As a result, we cannot be certain that UTCP’s heat transfer technologies can be successfully implemented in the geothermal power projects we intend to develop. If we are not able to successfully utilize UTCP’s heat transfer technologies in the geothermal power projects we intend to develop and we are unable to utilize appropriate substitute technologies, we may be unable to develop these projects and our business, prospects, financial condition and results of operations could be harmed.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. If our officers, directors or employees sell shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 35.7 million shares were free of restrictive legend as of March 31, 2008, up from approximately 20.2 million as of March 31, 2007. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

Our reported financial results may be adversely affected by changes in U.S. generally accepted accounting principles.

U.S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our financial results. For example, prior to January 1, 2007, we were not required to record liabilities relating to uncertainties in our income tax positions until a determination was made by the IRS disallowing the deductions. However, beginning January 1, 2007 we are required to determine whether it is more-likely-than-not that a tax position is sustainable and measure the tax position to recognize in the financial statements in accordance with recent accounting pronouncements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2008, we issued 22,217 restricted shares of our common stock to ICPE, Inc. pursuant to a settlement of an outstanding invoice for professional services relating to design and engineering services for a geothermal power plant that we intend to construct. The 22,217 shares represented the fair value of the outstanding invoice on the date of the grant. The fair value of these shares based on the closing price of our common stock on the grant date totaled $318,814

On January 4, 2008, we issued 3,565 restricted shares of our common stock to Hamilton Environmental, Inc. pursuant to a settlement of an outstanding invoice for professional services related to obtaining the proper permits that enable us to drill for geothermal resources. The 3,565 shares represented the fair value of the outstanding invoice on the date of the grant. The fair value of these shares based on the closing price of our common stock on the grant date totaled $51,158.

On February 1, 2008, we issued 45,732 restricted shares of our common stock to ICPE, Inc. pursuant to a settlement of an outstanding invoice for professional services relating to design and engineering services for a geothermal power plant that we intend to construct. The 45,732 shares represented the fair value of the outstanding invoice on the date of the grant. The fair value of these shares based on the closing price of our common stock on the grant date totaled $450,000.

We believe that the offer and sale of the shares of common stock described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D under the Securities Act.

On March 26, 2008, we sold $50 million aggregate principal amount of our 8.00% Convertible Notes which are due in 2013 pursuant to the terms of a purchase agreement between Merrill Lynch, Pierce, Fenner & Smith Incorporated as the initial purchaser and us. We granted the initial purchaser of the Convertible Notes a 30-day overallotment option to purchase up to an additional $5.0 million aggregate principal amount of the Convertible Notes. On April 1, 2008, we sold an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of the initial purchaser’s overallotment option. The Convertible Notes are convertible into shares of our common stock, at the option of the holder, at an initial conversion rate of 108.3658 shares per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $9.23 per share, subject to adjustment. The net proceeds from the sale of the $55 million aggregate principal amount of Convertible Notes, after deducting the initial purchaser’s discount of $2.2 million, totaled $52.8 million. In connection with the issuance of the Convertible Notes, we entered into a pledge and escrow agreement with the initial purchaser that required us to use approximately $8.7 million of the proceeds from the issuance of the Convertible Notes to purchase low-risk government securities that were pledged to secure the first four interest payments on the Convertible Notes. Concurrently, with the pricing of the Convertible Notes, we entered into a call spread option transaction and a confirmation of our forward stock purchase transaction with an affiliate of the initial purchaser of the Convertible Notes. We used approximately $15.0 million of the net proceeds from the offering to repurchase shares of our common stock pursuant to the forward stock purchase transaction and approximately $5.9 million of net proceeds to fund the call spread option transaction. We intend to use the remaining net proceeds from the offering for general corporate purposes and to continue well field and other development activities for the geothermal power plants we intend to develop. The Convertible Notes were offered through the initial purchaser only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. Six qualified institutional buyers purchased the Convertible Notes.

We believe that the offer and sale of the Convertible Notes to the initial purchaser was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D under the Securities Act.

Item 6.	Exhibits

Exhibit Number	Description of Document
4.1	Common Stock Purchase Warrant, dated January 16, 2008 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed January 23, 2008)

4.2	Registration Rights Agreement, dated as of January 16, 2008, between Raser Technologies, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed January 23, 2008)

4.3	Indenture, dated as of March 26, 2008, between Raser Technologies, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed March 27, 2008)

4.4	Registration Rights Agreement, dated March 26, 2008, between Raser Technologies, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed March 27, 2008)

10.1	Commitment Letter, dated January 16, 2008, among Raser Technologies, Inc., Truckee Geothermal No. 1 SV-01, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 23, 2008)

10.2	Renewable Power Purchase and Sale Agreement, dated March 10, 2008, between the City of Anaheim and Thermo No. 1 BE-01, LLC (incorporated by reference to Exhibit 10.1 to our current report of Form 8-k filed March 19, 2008).

10.3	Renewable Power Purchase and Sale Agreement, dated March 10, 2008, between the City of Anaheim and Harmony Geothermal No. 1 IR-01, LLC (incorporated by reference to Exhibit 10.2 to our current report of Form 8-k filed March 19, 2008)

10.4	Purchase Agreement, dated March 19, 2008, by and between Raser Technologies, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 25, 2008)

10.5	Call Spread Option Transaction, dated March 19, 2008, between Merrill Lynch Financial Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 25, 2008)

10.6	Confirmation of Forward Stock Purchase Transaction, dated March 19, 2008, between Merrill Lynch Financial Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed March 25, 2008)

10.7	Pledge and Escrow Agreement, dated as of March 26, 2008, among Raser Technologies, Inc., The Bank of New York, as escrow agent, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 27, 2008)

10.8†	Purchase Contract, dated April 3, 2008, between UTC Power Corporation and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 9, 2008)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
*	To be filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC. (Registrant)

May 12, 2008	/s/ Brent M. Cook
(Date)	Brent M. Cook,
Chief Executive Officer and Director

May 12, 2008	/s/ Martin F. Petersen
(Date)	Martin F. Petersen,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

4.1	Common Stock Purchase Warrant, dated January 16, 2008 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed January 23, 2008)

4.2	Registration Rights Agreement, dated as of January 16, 2008, between Raser Technologies, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed January 23, 2008)

4.3	Indenture, dated as of March 26, 2008, between Raser Technologies, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed March 27, 2008)

4.4	Registration Rights Agreement, dated March 26, 2008, between Raser Technologies, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed March 27, 2008)

10.1	Commitment Letter, dated January 16, 2008, among Raser Technologies, Inc., Truckee Geothermal No. 1 SV-01, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 23, 2008)

10.2	Renewable Power Purchase and Sale Agreement, dated March 10, 2008, between the City of Anaheim and Thermo No. 1 BE-01, LLC (incorporated by reference to Exhibit 10.1 to our current report of Form 8-k filed March 19, 2008).

10.3	Renewable Power Purchase and Sale Agreement, dated March 10, 2008, between the City of Anaheim and Harmony Geothermal No. 1 IR-01, LLC (incorporated by reference to Exhibit 10.2 to our current report of Form 8-k filed March 19, 2008)

10.4	Purchase Agreement, dated March 19, 2008, by and between Raser Technologies, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 25, 2008)

10.5	Call Spread Option Transaction, dated March 19, 2008, between Merrill Lynch Financial Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 25, 2008)

10.6	Confirmation of Forward Stock Purchase Transaction, dated March 19, 2008, between Merrill Lynch Financial Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed March 25, 2008)

10.7	Pledge and Escrow Agreement, dated as of March 26, 2008, among Raser Technologies, Inc., The Bank of New York, as escrow agent, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 27, 2008)

10.8†	Purchase Contract, dated April 3, 2008, between UTC Power Corporation and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 9, 2008)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
*	To be filed herewith.