Form 10-Q
period 2008-06-30
RASER TECHNOLOGIES INC
filed 2008-08-11
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

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

The number of shares outstanding of registrant’s common stock as of August 8, 2008 was 56,922,684 shares.

Raser Technologies, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$5,092,226	$5,912,210
Restricted cash	75,000	75,000
Accounts receivable	5,880	12,200
Unbilled receivable	—	192,157
Note receivable and accrued interest, net	142,500	506,273
Restricted short-term marketable securities (held to maturity)	4,428,960	—
Power project equipment deposits	5,036,500	—
Other current assets	3,038,843	725,648

Total current assets	17,819,909	7,423,488
Restricted long-term marketable securities (held to maturity)	4,293,208	—
Land	33,952	—
Unproved property and prepaid delay rentals	6,447,151	6,153,688
Geothermal well field development	20,008,352	4,750,525
Power project construction-in-progress	19,638,949	603,814
Equipment, net	674,624	680,188
Intangible assets, net	516,053	515,037
Deferred financing costs, net	2,433,857	—
Power project development deposits	502,926	3,562,500
Other assets	1,093,851	95,213

Total assets	$73,462,832	$23,784,453

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$8,290,813	$3,623,359
Accrued liabilities	20,224,901	623,424
Note payable	920,833	—
Deferred revenue	200,000	—

Total current liabilities	29,636,547	4,246,783
Asset retirement obligation	60,893	86,193
Long-term 8.00% convertible senior notes	55,000,000	—

Total liabilities	84,697,440	4,332,976
Contingencies and commitments, (see Notes C, I, J and K)
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 56,145,267 and 55,923,705 shares issued and outstanding, respectively	561,453	559,237
Additional paid in capital	52,278,230	70,114,893
Accumulated deficit	(30,972,177)	(30,972,177)
Accumulated deficit after re-entry into development stage	(33,102,114)	(20,250,476)

Total stockholders’ (deficit) equity	(11,234,608)	19,451,477

Total liabilities and stockholders’ (deficit) equity	$73,462,832	$23,784,453

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period after re-entry into development stage (October 1, 2006 through June 30, 2008)
	2008	2007	2008	2007
Revenue	$5,880	$28,562	$136,423	$152,325	$501,212

Operating expense
Cost of sales	—	27,662	74,112	493,792	746,036
General and administrative	2,224,758	2,027,518	5,005,414	5,433,456	18,808,213
Power project development	3,102,037	619,371	4,889,091	864,262	7,526,406
Research and development	1,194,030	785,472	2,163,213	1,581,771	6,496,360

Total operating expenses	6,520,825	3,460,023	12,131,830	8,373,281	33,577,015

Operating loss	(6,514,945)	(3,431,461)	(11,995,407)	(8,220,956)	(33,075,803)
Interest income	111,542	217,590	171,276	401,528	1,128,444
Interest expense	(1,037,770)	—	(1,103,282)	—	(1,103,282)
Other	—	(10,146)	75,775	(31,158)	(51,473)

Loss before income taxes	(7,441,173)	(3,224,017)	(12,851,638)	(7,850,586)	(33,102,114)
Tax benefit (expense)	—	—	—	—	—

Net loss applicable to common stockholders	$(7,441,173)	$(3,224,017)	$(12,851,638)	$(7,850,586)	$(33,102,114)

Loss per common share-basic and diluted	$(0.13)	$(0.06)	$(0.23)	$(0.15)

Weighted average common shares-basic and diluted	56,118,000	54,311,000	56,070,000	52,906,000

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		For the period after re-entry into development stage (October 1, 2006 through June 30, 2008)
	2008	2007
Cash flows from operating activities:
Net loss	$(12,851,638)	$(7,850,586)	$(33,102,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	150,036	132,262	477,848
Deferred financing costs amortization	126,630	—	126,630
Bad debt expense	27,216	—	27,216
Impairment of abandoned patent applications	11,534	100,577	142,311
Impairment of abandoned unproved property	180,250	—	180,250
Loss (gain) on disposal of assets	4,063	(100)	6,947
Gain on completion of contract	(75,357)	—	(75,357)
Common stock, stock options and warrants issued for services	1,680,350	3,082,241	8,929,085
Decrease (increase) in accounts receivable	(5,880)	69,150	(2,330)
Decrease (increase) in unbilled receivable	192,157	(127,892)	—
Increase in other assets	(46,299)	(320,061)	(160,961)
Decrease (increase) in interest receivable	(30,654)	404,522	227,769
Increase in accounts payable	2,612,910	161,329	5,976,343
Increase in accrued liabilities	2,684,906	293,770	2,997,380
Decrease in unearned revenues	—	(24,433)	—
Increase in deferred revenues	200,000	—	200,000
(Decrease) increase in asset retirement obligation	(26,453)	—	59,740

Net cash used in operating activities	(5,166,229)	(4,079,221)	(13,989,243)

Cash flows from investing activities:
Purchase of marketable equity securities	(8,687,175)	—	(8,687,175)
Increase in notes receivable	(142,500)	—	(642,500)
Proceeds from note receivable	350,000	5,547,552	5,897,552
Decrease (increase) in deposits	83,140	—	(131,997)
Decrease in restricted cash	—	300,000	325,000
Increase in intangible assets	(25,130)	(81,458)	(168,952)
Purchase of equipment	(138,605)	(106,333)	(463,902)
Proceeds from the sale of equipment	—	5,000	5,000
Acquisition of unproved property	(499,158)	(175,807)	(5,919,959)
Acquisition of real property	(33,952)	—	(33,952)
Well field development costs	(9,849,837)	(349,638)	(14,600,362)
Construction-in-progress costs	(1,946,484)	—	(2,550,298)
Project power equipment deposits	(5,036,500)	—	(8,599,000)
Project power development deposits	(2,722,366)	(1,653,128)	(3,083,669)

Net cash provided by (used in) investing activities	(28,648,567)	3,486,188	(38,654,214)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	18,554	—	6,444,597
Proceeds from exercise of common stock options	486,744	73,000	1,406,669
Proceeds from the issuance of 8.00% convertible senior notes	55,000,000	—	55,000,000
Purchase of forward stock purchase transaction	(15,000,000)	—	(15,000,000)
Purchase of call spread option transaction	(5,850,000)	—	(5,850,000)
Incurrence of deferred financing fees	(2,560,486)	—	(2,560,486)
Proceeds from issuance of a note payable	900,000	—	900,000
Proceeds from the sale of common stock in private equity placement	—	11,853,751	11,853,751

Net cash provided by financing activities	32,994,812	11,926,751	52,194,531

Net increase (decrease) in cash and cash equivalents	(819,984)	11,333,718	(448,926)
Cash and cash equivalents at beginning of period	5,912,210	3,351,568	5,541,152

Cash and cash equivalents at end of period	$5,092,226	$14,685,286	$5,092,226

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A. Basis of Presentation

The interim consolidated financial statements include the accounts of Raser Technologies, Inc. and its subsidiaries. Unless the context requires otherwise, “Raser,” the “Company,” “we,” “our” or “us” refer to Raser Technologies, Inc. and its subsidiaries.

The accompanying condensed balance sheet as of December 31, 2007 has been derived from audited financial statements and the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other period.

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

On June 17, 2008, we entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which we may offer and sell through Merrill Lynch, as our sales agent, from time to time, shares of our common stock with an aggregate sales price of up to $25,000,000 (the “ATM Program”). Sales of shares under the ATM Program are made by means of ordinary brokers’ transactions on the NYSE Arca exchange at market prices. Merrill Lynch receives from us a commission of 2.00%, based on the gross sales price per share, for any shares sold through it as our agent under the Sales Agreement. No shares were sold under the ATM Program during the quarter ended June 30, 2008. We began selling shares pursuant to the ATM Program during the third quarter of 2008. As of August 8, 2008, we had sold 732,000 shares pursuant to the ATM Program for an aggregate of $7.2 million. After deducting commissions, we received net proceeds of $7.1 million from the sale of these shares.

We also intend to raise additional capital through project financing arrangements, including tax equity financing of certain tax benefits associated with these renewable energy plants. In light of the status of our power plant development efforts and our need to raise additional capital, we believe that we are still considered a development stage company. Accordingly, the condensed consolidated statements of operations and cash flows include cumulative balances from the re-entry into the development stage date of October 1, 2006 to June 30, 2008.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As discussed above, we re-entered the development stage in October 2006. As reflected in the accompanying condensed consolidated financial statements, as of June 30, 2008, we had cash and cash equivalents on hand of $5.1 million. Cash used in operations totaled approximately $2.4 million for the quarter ended June 30, 2008 and the accumulated deficit and deficit accumulated after re-entry into development stage totaled $64.1 million. We have incurred substantial losses since inception and we are not operating at cash breakeven.

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

As a result of the private placement of the Convertible Notes, our independent registered public accounting firm reissued their report with respect to our 2007 financial statements on April 1, 2008 to remove an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Since that time, we have used a substantial portion of the proceeds from the issuance of the Convertible Notes to fund our operations and development efforts, including the ongoing construction of the Thermo project. We had anticipated that the construction financing for our Thermo project would close sooner than it has. However, due to delays in meeting certain conditions precedent and other factors, construction financing for the Thermo project has been delayed. We elected to use development funds for construction purposes in order to keep the Thermo project progressing. As a result, our cash and cash equivalents are being depleted, and we need to close the construction funding for the Thermo project and raise additional funds to continue operating as a going concern.

We have raised, and we expect to continue to raise, additional funds from the sale of shares of our common stock through the ATM Program. However, from time to time we may need to suspend sales of common stock under the ATM Program due to market conditions or other factors beyond our control. In addition, the gross proceeds we can raise pursuant to the ATM Program are limited to $25 million, of which we had already raised $7.2 million as of August 8, 2008. Therefore, in order to execute our business strategy and continue our operations, we will likely need to seek funding from other sources through the issuance of debt, preferred stock, equity or a combination of these instruments. We cannot be certain, however, that funding from these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place.

These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not change which assets and liabilities are required to be recorded at fair value, but the application of SFAS 157 could change practices in determining fair value. We adopted this guidance effective January 1, 2008. In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date for SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until our 2009 fiscal year.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require financial assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use a fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. We adopted SFAS 159 effective January 1, 2008, and elected not to measure any of our currently eligible financial assets and liabilities at fair value.

Concentration of Credit Risk

We maintain our cash in deposit accounts in one bank in Utah. At times, cash balances may exceed federally insured limits. We also maintain cash in one money market account, not affiliated with the bank, which earns a variable interest rate. The money market variable interest rate on June 30, 2008 was 2.46%. The average money market variable interest rate for the quarter ended June 30,

2008 was 2.49%. We reviewed the underlying investments included in the money market account and concluded that the money market account is properly classified as a cash equivalent for financial statement purposes. We have not experienced losses in such accounts, and we believe that we are not exposed to any significant credit risk relating to our money market account.

Concurrent with the issuance of our Convertible Notes, we entered into a Pledge and Escrow Agreement that required us to utilize approximately $8.7 million of our gross proceeds to purchase a portfolio of U.S. Treasury Strips that were placed in escrow to secure the payment of the first four interest payments on the Convertible Notes. Since these U.S. Treasury Strips are backed by the U.S. government, we believe that we are not exposed to any significant credit risk relating to these government securities.

We generated revenue in 2008 primarily from one government contractor. We believe that we are not exposed to any significant credit risk on cash and accounts receivable.

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

On March 26, 2008, we used approximately $7.9 million of the proceeds from the Convertible Notes to purchase four discounted U.S. Treasury Strips that have coupon dates and coupon amounts that correspond with the amount of interest payable at each semi-annual payment date of the Convertible Notes. On April 1, 2008, we also purchased additional U.S. Treasury Strips totaling approximately $0.8 million to secure the first four interest payments on the additional $5.0 million of Convertible Notes. Under the Pledge and Escrow Agreement, we are required to hold these securities to maturity. Accordingly, the discounts are amortized over the period of the coupon and recognized as interest income. At June 30, 2008 the short-term and long-term marketable securities were classified as follows:

Maturity	Principal Amount	Cost	Coupon Date	Coupon Amount
Short-term portion:
09/30/08	$2,056,000	$2,042,718	10/01/08	$2,055,556
09/30/08	$206,000	204,776	10/01/08	$206,000
03/31/09	$2,000,000	1,967,720	04/01/09	$2,000,000
03/31/09	$200,000	197,320	04/01/09	$200,000

		4,412,534
Discount amortization		16,426

Total at June 30, 2008		$4,428,960

Long-term portion:
09/30/09	$2,000,000	$1,951,280	10/01/09	$2,000,000
09/30/09	$200,000	195,860	10/01/09	$200,000
03/15/10	$2,000,000	1,933,080	04/01/10	$2,000,000
03/15/10	$200,000	194,420	04/01/10	$200,000

		4,274,640
Discount amortization		18,568

Total at June 30, 2008		$4,293,208

C. Unproved Property and Prepaid Delay Rentals

During the second quarter of 2007, we paid $25,000 to a property owner in California who granted us an option to further pursue the acquisition of 640 acres of geothermal property. In August 2007, we exercised the option and paid $75,000 for the right to develop the geothermal resources on 640 acres in California. Under our binding letter agreement with the property owner and pursuant to our exercise of the option, we agreed to create a joint venture agreement to hold permits and development rights that we would fully control. However, during the second quarter of 2008, management determined that we would no longer pursue the development of geothermal resources on the 640 acres in California and terminated our agreement. Accordingly, the capitalized unproved property costs relating to this project were expensed totaling $115,000.

In January 2008, we paid $7,500 to enter into a binding option agreement to purchase 100% of the membership interests of Eureka Green Systems, LLC (“Eureka”), which is a 49% member of an entity that has acquired leases around a proven geothermal resource in northern Utah. In July 2008, we received notice that the majority member of Eureka had re-organized its ownership. Based upon this notice, we terminated the binding option agreement and received a refund of the $7,500.

In January 2008, we entered into a surface access and use lease agreement with a property owner in New Mexico and paid $320,000 to obtain surface right of way access and drilling rights to develop our geothermal power plant in Hidalgo County, New Mexico. The term of the lease agreement continues until our geothermal rights respective to BLM lease #NM 34790 have expired. Pursuant to the lease agreement, we also obtained water rights to use in our operations at $0.50 per acre foot of water with a minimum annual fee of $1,000.

In January 2008, we paid $25,000 to enter into a binding option agreement with a land owner in Utah. Under the terms of the binding option agreement, 90 days from the execution of the agreement, we had the option to lease certain geothermal rights on the property totaling 108 acres. Based upon management’s further evaluation of the property, we decided not to exercise this option and terminated the binding option agreement. Accordingly, the capitalized unproved property costs relating to this project were expensed totaling $25,000.

In January 2008, we paid $10,000 as a lease bonus and entered into a geothermal lease with private land owners for 984 acres in Oregon. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The initial lease term is 10 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands.

During the first quarter of 2008, we paid $40,000 to enter into two separate binding option agreements with two private property owners in Utah. Under the terms of the binding option agreements, 90 days from the execution of the agreements, we had options to lease certain geothermal and water rights on the properties totaling 147 acres. Based upon management’s further evaluation of the properties, we decided not to exercise these options and terminated our binding option agreements. Accordingly, the capitalized unproved property costs relating to this project were expensed totaling $40,000.

In April 2008, we paid $34,000 to enter into 17 geothermal lease agreements for certain properties in Utah. Under these lease agreements, we obtained the right to begin development and construction of geothermal power plants on approximately 33,400 acres. The initial lease term for these Utah properties is 10 years, subject to certain extension provisions.

In the second quarter of 2008, we paid $30,000 as lease bonuses and entered into two geothermal leases with two separate private land owners for 1,160 acres in Nevada. One of these leases has an initial term of 10 years and the other lease has a term of 15 years. In each case, the leases are subject to certain extension provisions. We also paid $21,000 as lease bonuses and entered into two geothermal leases with two separate private land owners for 470 acres in Utah. One of these leases has an initial term of 10 years and the other lease has a term of 20 years. In each case, the leases are subject to certain extension provisions. Under each of the Utah and Nevada lease agreements, we obtained the right to begin development and construction of geothermal power plants.

The following represent capitalized costs by geographical area as of June 30, 2008:

State	Acreage		Capitalized Acquisition Costs (Unproved Property)	Prepaid Delay Rental Costs	Total Capitalized Costs
California	—	(a)	$95,466	$35,376	$130,842
Nevada	33,560	(b)	1,366,305	50,000	1,416,305
New Mexico	2,500		4,665,072	—	4,665,072
Utah	134,026	(c)	185,975	—	185,975
Washington and Oregon	78,898		48,957	—	48,957

Total	248,984		$6,361,775	$85,376	$6,447,151

The following represent capitalized costs by geographical area as of December 31, 2007:

State	Acreage		Capitalized Acquisition Costs (Unproved Property)	Prepaid Delay Rental Costs	Total Capitalized Costs
California	640	(a)	$210,076	$70,750	$280,826
Nevada	32,400	(b)	1,323,075	50,000	1,373,075
New Mexico	2,500		4,346,608	—	4,346,608
Utah	100,819	(c)	114,222	—	114,222
Washington and Oregon	77,914		38,957	—	38,957

Total	214,273		$6,032,938	$120,750	$6,153,688

(a)	Acreage excludes interest in approximately 11,000 acres of mineral rights in the State of California. Delay rentals totaling $35,357 relating to the mining rights have been prepaid for the remaining of 2008.
(b)	We also have rights to pursue three million additional acres of land with respect to which the land owner may have geothermal rights.
(c)	In September 2007, we entered into a geothermal resources lease agreement for the right to develop the geothermal resource on certain property in Utah with a party that holds an undivided 75% interest on 11,294 acres.

Once a viable resource is verified by an independent geothermal engineer, the unproved property is classified as “proved” property and capitalized costs will be amortized. Management is currently assessing which generally accepted accounting principle method to use for depletion. As of June 30, 2008, all properties but two were still in the exploratory phase and none had been fully evaluated for viability, generating capacity, or potential reserves.

As part of the overall consideration for a geothermal lease agreement entered into with a private land owner in Nevada, we issued 1,000 restricted shares of our common stock. The fair value of the stock grant was $9,930 on the grant date. This cost has been capitalized and classified as unproved property.

Certain legal fees incurred in connection with acquiring our geothermal lease agreements have been capitalized as unproved property totaling $55,700. We also agreed to pay $50,000 as an advance against future delay rentals and/or royalties beginning in the second year of one of the lease agreements in Nevada. Unproved property and prepaid delay rentals are not amortized.

D. Geothermal Well Field Development

During the second quarter of 2008, we continued developing our well fields in Nevada and Utah. We received appropriate permits and drilled one well in Nevada and five wells in Utah. We also began the permitting process to develop well fields at two additional sites in Nevada, one additional site in Utah, one site in New Mexico and one site in Oregon. We capitalized intangible drilling costs primarily relating to permit preparation, equipment rental, certain direct labor and overhead charges and other services, and we capitalized tangible drilling costs for items such as pipes, wellheads, rings, and drilling pads. The following table sets forth our capitalized well field development costs by geographical locations as of June 30, 2008:

State	Intangible Drilling Costs	Tangible Drilling Costs	Total Capitalized Costs
Nevada	$2,759,122	$384,174	$3,143,296
New Mexico	197,238	—	197,238
Utah	14,804,811	1,809,253	16,614,064
Washington and Oregon	53,754	—	53,754

Total	$17,814,925	$2,193,427	$20,008,352

The following table sets forth our capitalized well field development costs by geographical locations as of December 31, 2007:
State	Intangible Drilling Costs	Tangible Drilling Costs	Total Capitalized Costs
Nevada	$2,632,305	$384,174	$3,016,479
New Mexico	12,168	—	12,168
Utah	1,473,420	248,458	1,721,878

Total	$4,117,893	$632,632	$4,750,525

The one well we have drilled in Nevada and five wells drilled in Utah had not yet been fully evaluated for geothermal viability, generating capacity, or potential reserves as of June 30, 2008.

E. Power Project Construction-in-Progress

During the second quarter of 2008, we began construction on our first geothermal power plant in Utah, which we refer to as the Thermo Project. We have received completed geothermal power plant blue print designs, commenced construction of the plant, and have taken possession of 45 completed turbines which are being stored at a warehouse in Utah until the plant is ready for these units to be installed.

In order to connect our geothermal power plant to the existing power lines, we must construct transmission lines from our geothermal power plant to the local utility interconnection point. We also must construct a substation at or near the facility that will increase the voltage from the generation facility to match local utility transmission voltages. We will need to construct approximately 6.5 miles of transmission lines for the Thermo project. As of June 30, 2008, we had not begun construction on these transmission lines; however, we had capitalized certain costs incurred during the second quarter to obtain right-of-way easements to construct and utilize these transmission lines. Construction of the transmission lines was completed in July 2008.

Power project construction-in-progress consisted of the following at June 30, 2008:

	June 30, 2008	December 31, 2007
Power plant construction-in-progress	$19,600,612	$603,814
Transmission lines construction-in-progress	38,336	—

Total	19,638,948	603,814
Accumulated depreciation	—	—

Net power project construction-in-progress	$19,638,948	$603,814

The amounts set forth in the table above consist primarily of costs incurred for the construction of the Thermo project. Power project construction-in-progress also includes $105,228 of costs incurred for certain power plant equipment that is being manufactured for our Lightning Dock project in New Mexico. Amounts capitalized as power project construction-in-progress will not be depreciated until the applicable geothermal power plant is placed in service.

F. Note Payable

On February 15, 2008, we executed a promissory note, whereby we agreed to pay to Lightening Dock Geothermal, Inc. (“Lender”) $900,000 in principal plus $50,000 in interest on or before January 5, 2009. The promissory note is secured by a mortgage agreement whereby, our BLM lease #NM 34790 is assigned as security against an event of default by us. In the event that we cannot pay the promissory note when due, an event of default would occur. Under the mortgage agreement, we would have 15 business days to cure such event of default or the Lender may exercise any or all of its rights, remedies and recourses including, but not limited to, foreclosure and sale of the BLM lease #NM 34790. Accrued interest payable on this promissory note at June 30, 2008 totaled $20,833.

G. Asset Retirement Obligation

Pursuant to the purchase of a BLM lease in New Mexico, we agreed to assume certain plug and abandon obligations for certain wells on the leased land. Management determined that the present value of the total estimated costs to plug and abandon the wells was $89,193. In February 2008, we plugged and abandoned 11 of the well sites at a cost of $26,453. No additional wells were required to be plugged and abandoned during the second quarter of 2008.

H. Convertible Senior Notes

On March 26, 2008, we sold $50.0 million aggregate principal amount of our 8.00% Convertible Notes due 2013 pursuant to the terms of the Purchase Agreement between the Initial Purchaser and us. Based upon the timing of the issuance, the carrying value at June 30, 2008 approximates fair market value. We granted the Initial Purchaser of the Convertible Notes a 30-day overallotment option to purchase up to an additional $5.0 million aggregate principal amount of the Convertible Notes. On April 1, 2008, we sold an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of the Initial Purchaser’s overallotment option. The Convertible Notes were offered through the Initial Purchaser only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. Six qualified institutional buyers purchased the Convertible Notes. The net proceeds from the sale of the Convertible Notes, after deducting the Initial Purchaser’s discount of $2.2 million, totaled $52.8 million. The Initial Purchaser’s discount of $2.2 million has been capitalized as a deferred financing fee and will be amortized as additional interest expense over the five-year term of the Convertible Notes.

The Convertible Notes bear interest at a rate of 8.00% per annum, which is payable semi-annually. The Convertible Notes are convertible, at the holder’s option, at an initial conversion rate of 108.3658 shares of common stock per $1,000 principal amount of Convertible Notes, which represents a 20% conversion premium based on the last reported sale price of $7.69 per share of our common stock on March 19, 2008. Conversion of all Convertible Notes will result in the issuance of up to a maximum of 5,960,121 shares of our common stock. As of June 30, 2008, none of the Convertible Notes had been converted. The Convertible Notes are unsecured and rank on parity with all of our other existing and future unsecured indebtedness.

We used approximately $8.7 million of the proceeds from the Convertible Notes to purchase four discounted U.S. Treasury Strips that have coupon dates and coupon amounts that correspond with the amount of interest payable at each semi-annual payment date of the Convertible Notes. Under the Pledge and Escrow Agreement, we are required to hold these securities to maturity. For additional information, see Note B. Restricted Short-Term and Long-Term Marketable Securities above.

Concurrently, with the pricing of the Convertible Notes, we entered into a call spread option transaction (see Note J. Stockholders’ (Deficit) Equity below) and a confirmation of a forward stock purchase transaction (see Note J. Stockholders’ (Deficit) Equity below) with an affiliate of the Initial Purchaser of the Convertible Notes. We used approximately $15.0 million of the net proceeds from the offering to repurchase shares of our common stock pursuant to the forward stock purchase transaction and approximately $5.9 million of net proceeds to fund the call spread option transaction. We intend to use the remaining net proceeds from the offering for general corporate purposes and to continue well field and other development activities for the geothermal power plants we intend to develop.

I. Contingencies and Commitments

During the first quarter of 2008, we leased a warehouse located in Tooele County, Utah. We are using the warehouse to store geothermal power plant turbines we have purchased for installation at the Thermo project. The warehouse has approximately 22,239 square feet with monthly rent of $4,448. Expansion increments are 2,880 square feet, 3,240 square feet, and 3,600 square feet at $0.20 per square foot. The warehouse lease expired on July 31, 2008, upon which the lease converted to a month to month lease. We expect that the lease will be renewed or that alternative space will be obtained. The leased facilities are well maintained and in good condition.

Total rent expense for all of our office space, warehouse and testing facility leases for the three months and six months ended June 30, 2008 was approximately $76,600, and $152,000, respectively. Total rent expense for all of our office space, warehouse and testing facility leases for the three months and six months ended June 30, 2007 was approximately $62,500, and $125,200, respectively.

On April 21, 2008, our wholly-owned subsidiary entered into a Road Construction and Maintenance Agreement with Beaver County, Utah to post an improvement bond, or mutually agreed upon equivalent, in the amount of $100,000. We are currently in the process of securing the improvement bond.

Contingent Options and Share Grants

We previously entered into a geothermal project alliance agreement whereby a service provider agreed to provide engineering advice to us relating to geothermal drilling and geothermal power plant construction. As part of the consideration for the agreement, we committed to grant 5,000 shares of common stock upon issuance of a certificate of completion with respect to each of the first three specific projects. During the second quarter of 2008, management assessed the likelihood of completing the contingent requirements and concluded that the completion of the first geothermal power plant was considered “probable” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we recognized equity compensation for the second quarter of 2008 totaling $15,783. For the other two specific projects, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we did not recognize equity compensation for the other two specific projects during the six months ended June 30, 2008.

We previously granted options to purchase 50,000 shares of our common stock to a key power systems executive. Vesting of these options is contingent upon successfully placing each of our first three geothermal power plants in service. The options with respect to one third of the shares will vest upon the successful placement of each of the three geothermal power plants in service. The option exercise price is $7.20 per share, which was the closing market price on the grant date. Failure to successfully place any of the first three geothermal power plants in service will result in the forfeiture of the unvested contingent options specifically pro rated toward that geothermal power plant. During the second quarter of 2008, management assessed the likelihood of completing the contingent requirements and concluded that the completion of the first geothermal power plant is considered “probable” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we recognized equity compensation for the second quarter of 2008 totaling $32,337. For the other two specific projects, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we did not recognize equity compensation for the other two specific projects during the six months ended June 30, 2008.

As of June 30, 2008, we did not have any letters of credit or repurchase obligations.

J. Stockholders’ (Deficit) Equity

Stock-Based Compensation Plans

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004 our stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first day of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of June 30, 2008, we were authorized to issue up to 7,943,173 shares of common stock pursuant to the Plan.

In 2006, the Compensation Committee of our Board approved a new compensation plan for our outside directors. The standard equity package under the new plan consists of annual stock awards, with each award having a nominal value of $95,000 as of the date of our annual meeting of stockholders. The actual share award is rounded to the nearest round lot of 100 shares, and the shares are delivered to the outside director one year after the date of the annual meeting. Current outside directors were allowed to transition to the new plan by making an election within 30 days of the plan’s adoption by the Compensation Committee or within 30 days of our annual meeting of stockholders in subsequent years. Any director electing to adopt the new plan retained all outstanding options held by him that were vested at the time of such election and forfeited all outstanding options held by him that were not vested at the time of such election. Three of the eligible outside directors adopted the new plan in a prior year. Each of these directors received a stock award of 12,700 shares for 2007. These shares were delivered to each outside director in June 2008, one year after the 2007 annual meeting of stockholders.

In May 2008, each of our three outside directors who elected to adopt the new plan received a stock award of 9,500 shares for 2008. These shares will be delivered to each director on May 28, 2009, one year after the 2008 annual meeting of stockholders. If the director resigns prior to the delivery date, the shares will be forfeited and not delivered.

Employee and Director Share Grants and Option Grants

No shares of common stock were granted to employees during the three and six months ended June 30, 2008 and 2007, respectively. We granted to our employees and directors options to purchase an aggregate of 340,000 and 412,000 shares of common stock in the three and six months ended June 30, 2008, respectively. We granted to our employees and directors options to purchase an aggregate of 30,000 and 785,000 shares of common stock in the three and six months ended June 30, 2007, respectively.

During the three and six months ended June 30, 2008 and 2007, no vested options were forfeited or expired. During the three and six months ended June 30, 2008, zero and 41,375 unvested options were forfeited by employees, respectively. During the three and six months ended June 30, 2007, zero and 8,000 unvested options were forfeited by employees, respectively.

Third Party Share Grants

On January 4, 2008, in settlement of two separate outstanding invoices totaling $370,000, we issued 22,217 restricted shares of our common stock to a service provider for design and engineering services related to our geothermal power plant development efforts and 3,565 restricted shares of our common stock to another service provider for certain permitting activities. The fair value of the restricted shares on the grant date equaled the amounts outstanding on the separate invoices.

On February 2, 2008, in settlement of an outstanding invoice totaling $450,000, we issued 45,732 restricted shares of our common stock to a service provider for design and engineering services related to our geothermal power plant development efforts. The fair value of the restricted shares on the grant date equaled the amount outstanding on the invoice.

On June 5, 2008, we issued 1,000 restricted shares of our common stock as part of the overall consideration to acquire a 10-year geothermal lease with a private land owner in Nevada. The common stock had a fair value of $9,930 on the grant date. These costs have been capitalized and classified as unproved property and prepaid delay rentals.

Third Party Option and Warrant Grants

Stock options and warrants granted to non-employees for services are accounted for in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” which requires expense recognition based on the fair value of the options. We calculate the fair value of options and warrants that have been granted by using the Black-Scholes pricing model. During the three and six months ended June 30, 2008 and 2007, we granted no options to third parties to purchase shares of our common stock, respectively. See discussion of contingently vesting warrants issued during 2007 and 2008 in Note K below.

The maximum term of each option is ten years. With respect to stock options granted during the three months and six months ended June 30, 2008 and 2007, the assumptions used in the Black-Scholes option-pricing model were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.71-3.66%	4.53-5.05%	2.67-3.66%	4.51-5.05%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	98-99%	99-100%	98-99%	99-101%
Expected exercise life (in years)	6.0	6.0	6.0	6.0

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

During the three and six months ended June 30, 2008, we issued 625 and 103,125 shares of common stock as a result of option exercises, and 1,990 and 3,990 shares of common stock as a result of warrant exercises, respectively. During the three and six months ended June 30, 2007, we issued zero and 20,000 shares of common stock as a result of option exercises, and no shares of common stock as a result of warrant exercises, respectively.

The total intrinsic value of options exercised in the three and six months ended June 30, 2008 was approximately $1,171 and $147,159, respectively. The cash received from exercises of options during the three and six months ended June 30, 2008 was approximately $3,869 and $486,744, respectively. The total intrinsic value of options exercised in the three and six months ended June 30, 2007 was approximately zero and $71,925, respectively. The cash received from exercises of options during the three and months ended June 30, 2007 was approximately zero and $73,000, respectively.

In the three and six months ended June 30, 2008, the intrinsic value of warrants exercised was approximately $7,781 and $31,681, respectively, and cash received from the warrants exercised totaled $9,254 and $18,554, respectively. There were no warrants exercised during the three and six months ended June 30, 2007, respectively.

The activity for stock options and warrants during the first six months of 2008 is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2008:	2,910,566	$8.14
Granted	3,872,000	15.25
Exercised	(104,500)	4.71
Expired or forfeited	—	—

Outstanding at March 31, 2008:	6,678,066	$12.34	$5,868,835
Granted	345,000	9.43
Exercised	(2,615)	5.01
Expired or forfeited	(91,375)	12.00

Outstanding at June 30, 2008:	6,929,076	$12.16	$8,375,327

Exercisable at March 31, 2008:	1,552,216	$7.22	$4,388,990

Exercisable at June 30, 2008:	1,647,526	$7.39	$6,001,972

The following tables summarize certain stock option and warrant information at June 30, 2008:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise prices	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 - $5.75	1,249,243	6.61	$4.32	$6,769,647
$ 6.00 - $11.00	1,127,000	8.74	8.32	1,605,680
$11.01 - $17.20	3,819,500	6.91	14.50	—
$18.25 - $25.95	733,333	6.56	19.29	—

Total	6,929,076	7.12	$12.16	$8,375,327

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise prices	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 - $5.75	948,493	5.96	$4.10	$5,350,166
$ 6.00 - $11.00	370,350	7.95	7.98	651,806
$11.01 - $17.20	295,350	7.72	15.11	—
$25.95	33,333	6.80	25.95	—

Total	1,647,526	6.74	$7.39	$6,001,972

The following table summarizes the non-vested stock options at June 30, 2008:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2008	1,395,925	$7.73
Granted	172,000	11.40
Vested	(157,075)	6.40
Forfeited	—	—

Non-vested at March 31, 2008:	1,410,850	$8.32
Granted	340,000	7.54
Vested	(92,925)	8.63
Forfeited	(91,375)	12.00

Non-vested at June 30, 2008:	1,566,550	$7.92

The following table summarizes the non-vested stock awards at June 30, 2008:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Outstanding at January 1, 2008:	44,850	$8.54
Granted	71,514	11.47
Vested	(74,680)	11.62
Forfeited	—	—

Outstanding at March 31, 2008:	41,684	$8.03
Granted	29,500	9.95
Vested	(39,767)	7.74
Forfeited	—	—

Outstanding at June 30, 2008:	31,417	$10.20

As of June 30, 2008, there was $11,030,271 (pre-tax) and $306,424 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 2.36 years. As of June 30, 2008, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
Remainder of 2008:	$1,886,407
2009	3,575,182
2010	3,161,913
2011	1,475,753
2012	1,019,092
2013	218,348

Total:	$11,336,695

Contingent Options Grant

On January 14, 2008, the Compensation Committee granted options to purchase 100,000 shares of our common stock to a key power systems employee. Vesting of these options is contingent upon successfully achieving certain sales levels. The option price is $16.50 per share, which was the closing market price on the grant date. Failure to successfully attain the predetermined sales levels will result in forfeiture of the unvested contingent options. At June 30, 2008, management assessed the likelihood of completing the contingent requirements in accordance with the definition in SFAS No. 5 “Accounting for Contingencies.” Based on this assessment, management concluded that it was “reasonably possible” that a geothermal power plant will be placed in service under the employee’s supervision and that the required sales level can be met. Accordingly, we did not recognize equity compensation during the six months ended June 30, 2008.

Call Spread Option Transaction

Concurrent with the issuance of the Convertible Notes, we entered into a call spread option transaction with an affiliate of Merrill Lynch. The call spread option transaction was intended to reduce the potential dilution of our common stock upon conversion of the Convertible Notes. The Convertible Notes are convertible at any time prior to maturity at a conversion rate of 108.3658 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of $9.23 per share, subject to adjustment. The call spread option transaction allows us to receive up to 934,118 shares of our common stock at $9.23 per share from the call spread option transaction holder, equal to the amount of our common stock related to the excess conversion value that we would deliver to the holders of the Convertible Notes upon conversion. The number of shares that we would receive pursuant to the call spread option transaction declines after the market price exceeds $11.15 per share to reflect the aggregate market value of $10.4 million of our common stock. The call spread option transaction will terminate upon the earlier of the maturity date of the related Convertible Notes or the first day all of the related Convertible Notes are no longer outstanding due to conversion or otherwise.

In accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we recorded the $5,850,000 cost of the call spread option transaction as a net reduction in additional paid in capital on the Condensed Consolidated Balance Sheet for the quarter ended March 31, 2008 and will not recognize subsequent changes in fair value.

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

We accounted for the forward stock purchase transaction pursuant to guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” Accordingly, the $15.0 million cost of the forward stock purchase transaction was recorded as a reduction to additional paid in capital in the Balance Sheet during the first quarter of 2008 and we will not recognize subsequent changes in fair value.

K. Warrants

Contingent Warrants

On January 16, 2008, we granted to Merrill Lynch warrants to purchase up to 3,700,000 shares of our common stock, subject to vesting requirements associated with the financing of our geothermal power plants. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. In accordance with the anti-dilution protection included in the warrants, the issuance of the Convertible Notes resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $14.43 to $18.70. The warrants expire on January 16, 2015 and would generate proceeds totaling $56.6 million if all of the warrants vest and are exercised.

In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” because the performance criteria related to the vesting of the warrants has not been completed, we have not recognized the fair value of these warrants as deferred financing costs. The fair value of any warrants that vest will be capitalized and recorded as deferred financing costs.

The number of warrants that vest in connection with a project funding will depend on the amount of funding provided. No more than 3,700,000 warrants may vest pursuant to the financing of the first 100 MW of power projects funded under the Merrill Lynch Commitment Letter. The following table sets forth the general terms of the vesting schedule and the exercise price (as adjusted through June 30, 2008) applicable to each portion of warrants to vest in accordance with the schedule:

Vesting Schedule	Exercise Price
Concurrent with the closing of each funding with respect to any portion of the first 10 MWs of geothermal power projects, warrants vest and become exercisable for the purchase of 300,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$14.43

Concurrent with the closing of each funding with respect to any portion of the next 10 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 150,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$14.43

Concurrent with the closing of each funding with respect to any portion of the next 30 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 100,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$14.43

Concurrent with the closing of each funding with respect to any portion of the next 50 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 50,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$18.70

Concurrent with the closing of the funding with respect to the final MW (i.e., the one hundredth MW) of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 200,000 shares of common stock.	$18.70

The applicable exercise prices set forth above will be subject to further reductions to the extent we sell shares of our common stock at an effective price per share less than the exercise prices applicable to the warrants at the time such shares are issued, including any such sales pursuant to the ATM Program.

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

Upon the occurrence of such events, the exercise price of the warrants will be appropriately adjusted. As of June 30, 2008, no warrants had vested or become exercisable by Merrill Lynch.

Contingent Warrant Registration Rights Agreement

In connection with the Commitment Letter and the issuance of warrants to purchase up to 3,700,000 shares of our common stock, we entered into a registration rights agreement that provides the holder of the warrants with certain rights to register the resale of the warrants and the shares of common stock issuable upon exercise of the warrants. Upon a series of warrants vesting, we are obligated to register the shares underlying the vested warrants for resale pursuant to the exercise of such warrants and cause the registration statement to remain continuously effective until all vested warrants are exercised or expired. Management currently believes that the likelihood we will fail to register the shares in accordance with the registration rights agreement or fail to cause the registration statement to remain continuously effective is “remote” as defined in SFAS No. 5 “Accounting for Contingencies.” Accordingly, no accrued liability is deemed necessary.

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

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on June 30, 2008:

	“In the Money”	“Out of the Money”
Warrants granted	27,243	3,715,000
Vested employee options	1,216,600	293,683
Unvested employee options	1,043,400	523,150
Vested contractor options	75,000	35,000

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on June 30, 2007:

	“In the Money”	“Out of the Money”
Warrants granted	1,100,959	—
Vested employee options	1,217,750	283,842
Unvested employee options	728,416	465,825
Vested contractor options	247,000	—

Unvested and fully-vested and undelivered stock grants totaling 31,417 and 279,517 were outstanding on June 30, 2008 and 2007, respectively. None of these contingent shares have met the performance criteria for vesting. These warrants, options and share grants were not included in the calculation of diluted net loss per share because their effect was anti-dilutive. Our common stock underlying the call spread option transaction and forward stock purchase transaction would be recorded as treasury stock when delivered and; therefore, would be excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.

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

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. Our Level 2 assets include our restricted cash certificate of deposit. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through back testing to trade data or confirmation that the pricing service significant inputs are observable) or determined through use of valuation methodologies using observable market inputs such as market interest rates.

Level 3—Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect our or third party pricing service assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 valuations are normally determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. We currently do not have any Level 3 assets and liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,092,226	$0	$0	$5,092,226
Restricted cash	0	75,000	0	75,000

Total assets	$5,092,226	$75,000	$0	$5,167,226

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$21,377,606	$0	$0	$21,377,606
Restricted cash	0	75,000	0	75,000

Total assets	$21,377,606	$75,000	$0	$21,452,606

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

Accordingly, the presentation below comprises financial information relating to our segments for the three and six months ended June 30, 2008 and 2007, respectively:

As of and for the Three Months Ended June 30, 2008	Transportation and Industrial Technology	Power Systems	Corporate and Other	Total
Revenues	$5,880	$—	$—	$5,880
Segment Operating Loss	(1,199,684)	(3,102,021)	(2,213,240)	(6,514,945)
Depreciation and Amortization	45,758	4,855	23,121	73,734
Fixed Asset Purchases	46,324	14,166	15,037	75,527
Total Assets	$721,132	$55,814,836	$16,991,864	$73,527,832

As of and for the Three Months Ended June 30, 2007
Revenues	$28,562	$—	$—	$28,562
Segment Operating Loss	(928,559)	(622,215)	(1,880,687)	(3,431,461)
Depreciation and Amortization	43,411	2,844	18,850	65,105
Fixed Asset Purchases	57,657	—	13,785	71,442
Total Assets	$1,043,421	$2,599,985	$15,390,913	$19,034,319

As of and for the Six Months Ended June 30, 2008
Revenues	$136,423	$—	$—	$136,423
Segment Operating Loss	(2,112,436)	(4,796,874)	(5,021,097)	(11,930,407)
Depreciation and Amortization	87,917	9,990	52,129	150,036
Fixed Asset Purchases	71,284	23,522	43,799	138,605
Total Assets	$721,132	$55,814,836	$16,991,864	$73,527,832

As of and for the Six Months Ended June 30, 2007
Revenues	$152,325	$—	$—	$152,325
Segment Operating Loss	(2,108,671)	(869,829)	(5,242,456)	(8,220,956)
Depreciation and Amortization	84,856	5,567	41,839	132,262
Fixed Asset Purchases	73,605	1,447	25,281	100,333
Total Assets	$1,043,421	$2,599,985	$15,390,913	$19,034,319

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2007 and for the six months ended June 30, 2008.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax year 2007 federal return remains open to examination and the tax years 2004-2007 remain open to examination by other taxing jurisdictions to which we are subject. The Internal Revenue Service completed their examination of our 2005 federal tax return during the second quarter of 2008 without any material adjustments.

P. Supplemental Cash Information

For the six months ended June 30, 2008:

•	No cash was paid for interest and $400 was paid for income taxes.

•

We recorded in accrued liabilities certain capitalized well field development expenditures that were not paid as of June 30, 2008. These accrued capitalized costs included both tangible and intangible drilling costs and were omitted from the statement of cash flows as non-cash items totaling $5,405,935.

•

We recorded in accrued liabilities and accounts payable certain capitalized power systems equipment and contractor fees that were not paid as of June 30, 2008. These accrued expenses included equipment such as pumps, cooling towers, turbines and related construction costs for a geothermal power plant under construction. These accrued capitalized costs were omitted from the statement of cash flows as non-cash items totaling $12,755,586.

•

We recorded in accounts payable and accrued liabilities certain capitalized commissions that were not paid as of June 30, 2008. These accrued commissions were incurred upon the signing of the power purchase agreements with the City of Anaheim and the Salt River project. The accrued commissions were omitted from the statement of cash flows as non-cash items totaling $956,941.

•

We recorded a $450,000 non-cash payment for 45,732 shares of our common stock issued to settle an outstanding invoice from a service provider for design and engineering services relating to construction of a geothermal power plant. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

•

We recorded a $318,814 non-cash payment for 22,217 shares of our common stock issued to settle an outstanding invoice from a service provider for design and engineering services relating to construction of a geothermal power plant. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

•

We recorded a $51,158 non-cash payment for 3,565 shares of our common stock issued to settle an outstanding invoice for professional services related to obtaining the proper permits that enable us to drill for geothermal resources. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

•

We recorded a $9,930 non-cash payment for 1,000 shares of our restricted common stock issued to acquire the geothermal mineral rights on properties in Nevada. The non-cash payment was equal to the fair market value of the shares on the date the 10-year geothermal leases were signed.

For the six months ended June 30, 2007:

•	No cash was paid for interest and $200 was paid for income taxes.

•

We recorded a $39,800 non-cash payment for 7,500 shares of our common stock issued to acquire geothermal mineral rights on properties in Nevada. The non-cash payment was equal to the fair market value of the shares on the date the 50-year geothermal leases were signed.

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

Q. Recent Accounting Pronouncements

SFAS 162

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently believe that adopting SFAS 162 will have a material impact on our Condensed Consolidated Financial Statements.

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

EITF 07-1

In December 2007, the FASB issued Emerging Issues Task Force No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We are currently assessing the impact of adopting EITF -07-01 on our financial statements.

EITF 07-3

In June 2007, the FASB issued Emerging Issues Task Force No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, we adopted EITF 07-3 which did not materially impact our financial position or results of operations.

EITF 07-5

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on our consolidated financial position and results of operations.

EITF 08-3

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 08-3 on our consolidated financial position and results of operations.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. FSP EITF 03-6-1 is effective January 1, 2009 and requires prior period EPS amounts presented to be adjusted retrospectively. Our grants of restricted stock and restricted stock units contain non-forfeitable rights to dividend equivalents and are considered participating securities as defined in FSP EITF 03-6-1 and will be included in computing EPS using the two-class method beginning with the first quarter of 2009. We believe that the adoption of FSP EITF 03-6-1 will not have a material impact on the calculation of basic or diluted EPS.

FSP FAS 142-3

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this pronouncement is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” We are required to adopt FSP FAS 142-3 in the first quarter of 2009 and will apply it prospectively to intangible assets acquired after the effective date.

R. Subsequent Events

As discussed in Note A, on June 17, 2008, we entered into the Sales Agreement with Merrill Lynch relating to the ATM Program, pursuant to which we may offer and sell through Merrill Lynch, as our sales agent, from time to time, shares of our common stock with an aggregate sales price of up to $25,000,000. Sales of shares under the ATM Program are made by means of ordinary brokers’ transactions on the NYSE Arca exchange at market prices. Merrill Lynch receives from us a commission of 2.00%, based on the gross sales price per share, for any shares sold through it as our agent under the Sales Agreement.

No shares were sold under the ATM Program during the quarter ended June 30, 2008. We began selling shares pursuant to the ATM Program during the third quarter of 2008. As of August 8, 2008, we had sold 732,000 shares pursuant to the ATM Program for an aggregate of $7.2 million. After deducting commissions, we received net proceeds of $7.1 million from the sale of these shares.

We previously granted Merrill Lynch warrants to purchase our common stock. The warrants contain an anti-dilution provision, subject to an adjustment upon any dilutive issuance by us. In accordance with the anti-dilution protection included in the warrants, sales of our common stock pursuant to the ATM Program have resulted in an additional reduction of the strike prices of the warrants from a range of $14.43 to $18.70 to a range of $14.38 to $18.62 as of August 8, 2008.

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

Overview

We are an environmentally focused geothermal power development and technology licensing company. We operate in two business segments: Power Systems and Transportation and Industrial Technology. Our Power Systems segment is seeking to develop clean, renewable geothermal electric power plants and bottom-cycling operations. Our Transportation and Industrial Technology segment focuses on using our Symetron™ technology to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we are employing a “Well to Wheels” strategy in an effort to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our “Well to Wheels” strategy, we aim to become both a producer of clean, geothermal electric power as well as a licensor of technologies that enable electric and hybrid vehicles with range extenders and improve the efficiency of electric motors drive systems used in hybrid electric vehicles and other applications.

We have initiated the development of eight geothermal projects in our Power Systems segment to date, and we are currently in the development stage of drilling wells and constructing geothermal power plants to further develop viable geothermal resources. We have accumulated a large portfolio of geothermal interests in six western continental states. These geothermal interests are important to our ability to develop geothermal power plants. We continue to accumulate additional interests in geothermal resources for future projects. We have either obtained or are in the process of obtaining permits for the development of our eight geothermal projects which are located in Nevada, Utah, New Mexico and Oregon. We believe that the geothermal resource for each of these projects has the potential to provide at least enough geothermal energy for a power plant of approximately 10 megawatts (“MW”). However, we expect that many of the project sites that we intend to develop, have potential resources to generate more than 10 MW of electrical power. For example, our first 10 MW geothermal power plant is currently under construction and is located in Utah. We refer to this project as the Thermo project. GeothermEx. Inc. recently completed an independent report on the greater Thermo project area. The report concluded, with a 90% confidence level, that the recoverable geothermal energy reserves of the greater Thermo project area are 138 MW and that the most likely reserve value is 238 MW, based on a minimum 20-year life. Therefore, in addition to the 10MW Thermo project we are currently constructing, we intend to explore opportunities to build multiple plants near the Thermo project. We expect that other project sites we have selected to develop an initial 10MW power plant could also prove to have resources that could support multiple plants. Our plan is to eventually seek to maximize the full power generating potential of all of the sites we select for development.

In addition to developing our geothermal resources, we are in the process of completing other steps necessary to enable us to further finance, construct and operate geothermal power plants. We obtained a commitment letter from Merrill Lynch that sets forth general terms and conditions relating to the structuring and financing of up to 155 MW of geothermal power plants. Pursuant to the commitment letter, we have obtained financing commitment for three projects, including the Thermo project (discussed below) and projects we intend to develop in Nevada and New Mexico. The funding of each of these commitments is subject to the satisfaction of certain conditions. As further described below, the financing commitment letter for our Truckee project in Nevada expired on June 30, 2008. However, we and Merrill Lynch have agreed to work towards formally extending the expiration date of this commitment in the near future. See “Liquidity and Capital Resources,” below.

We have also entered into purchase agreements with a manufacturer of turbines that we intend to use in our geothermal power plants. As of June 30, 2008, we had taken delivery of 45 turbines pursuant to these agreements. The turbines are being stored in a warehouse pending installation at the Thermo project.

We have also entered into power purchase agreements with investor owned utilities and municipalities. During the first quarter of 2008, we entered into power purchase agreements with the City of Anaheim, California to provide electricity from two of our future plants totaling 22 MW. Our Thermo power plant is expected to be one of the two geothermal power plants to provide electricity to the City of Anaheim in accordance with the Anaheim power purchase agreements. In addition, on June 12, 2008, we signed a power purchase agreement with the Salt River Project Agricultural Improvement and Power District (“SRP”), the nation’s third largest public utility, to provide 10 MW of electricity to the utility serving the Phoenix, Arizona area. Our New Mexico power plant is expected to provide electricity for the SRP power purchase agreement. We are currently negotiating additional power purchase agreements with investor owned utilities and other municipalities.

We believe we have made substantial progress in advancing our geothermal business. We have amassed what we believe to be one of the largest undeveloped portfolios of geothermal resources in the United States. We have established valuable relationships and commitments with substantial, well regarded companies relating to geothermal equipment, technology, financing, and resource identification and evaluation, among others. We have secured three power purchase agreements to provide 32 MW of electric power, and we are in various stages of negotiation to provide an additional 110 MW of electric power. We believe we are engaged in a high growth business and are well positioned to play a meaningful role in providing clean, renewable power to consumers. Not everything has been in keeping with our original timeframes and cost expectations. Some of our projects have experienced longer development timelines than originally planned. However, we believe our first power plant is being built in a fraction of the time typically required for other geothermal power plants, and we expect to have it placed in service later in 2008. We anticipate developing our large geothermal resource portfolio using our unique, rapid deployment business model.

Our Transportation and Industrial Technology segment continues to focus on commercializing our Symetron™ electric motor, generator and drive technologies and our series plug-in hybrid vehicle (“PHEV”) with range extender technologies. We are working to develop a 100 mile per gallon (“mpg”) light truck demonstration vehicle in addition to a 100 mpg SUV demonstration vehicle. Our plug-in electric drive system is being designed to allow light trucks and SUVs to achieve over 100 mpg in typical local daily driving with near zero emissions, by using electricity instead of petroleum as the primary fuel. Pacific Gas & Electric of California agreed in February 2008 to initially purchase two of these test vehicles. The SUV demonstration vehicle that is under development is being built in cooperation with a leading global OEM. During 2007 and early 2008, we entered into several other agreements and collaborative arrangements with large manufacturers to explore additional potential applications of our Symetron™ technologies, including a collaborative arrangement with Hyundai Heavy Industries (“HHI”) of Korea and a license agreement with Wilson Automotive of Canada. We intend to continue to explore opportunities to commercialize our Symetron™ technologies.

Consistent with our limited operating history, we have generated limited revenues from operations. We anticipate that material revenue will not be generated from our Power Systems segment until the geothermal power plants under construction and those we intend to develop are constructed and placed in service. To date, our primary source of revenue has been from research and development subcontracts administered through contractors for certain government agencies. Pursuant to these subcontracts, we performed engineering design, development and testing activities to demonstrate the viability of specific applications of our technologies.

Because we are in the stage of development, there is limited historical information upon which an evaluation can be made regarding our business and prospects. We also have limited insight into how market and technology trends may affect our future business. The revenue and income potential of both of our business segments is unproven and the markets in which we expect to compete are very competitive and rapidly evolving. Our business and prospects should be considered in light of the risks, expenses, cash requirements, challenges and uncertainties that exist in a development stage company seeking to develop new technologies and products in competitive and rapidly evolving markets.

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

Power Plant Construction

We currently have one geothermal power plant under construction in Utah, which we refer to as the Thermo project. The Thermo project has the potential to provide approximately 10.5 MW of electricity, net of the station usage or parasitic load needed to pump the geothermal fluids throughout the plant. We expect to complete the construction of the Thermo project during the fourth quarter of 2008, subject to the timely funding of project financing pursuant our financing commitment from Merrill Lynch relating to the project.

In early August 2008, GeothermEx, Inc., an independent third party geothermal consultant, completed and delivered its analysis of the Thermo well field. GeothermEx reported that well #24-34 indicated 3.6 megawatts (MW) net at the well depth level we plan to produce, with temperatures in excess of 280 degrees Fahrenheit. GeothermEx’s analysis of the resource concludes that ample resources are available in the immediate vicinity of the Thermo project to support a 10 MW net plant using the closed loop binary systems planned for the Thermo project. The report also concludes that the larger area of the Thermo resource field is most likely to sustain 238 MW gross with a 90% probability of sustaining 138 MW of geothermal energy, or enough power to supply over 100,000 homes. This indicates that the area could support several additional plants, subject to further testing and analysis.

An independent report is required for each of our geothermal projects under the Merrill Lynch commitment letter, and the report is a necessary milestone in order to obtain project financing. We believe the issuance of the GeothermEx report puts us in a position to finalize and close on funding for the Thermo project pursuant to our financing commitment relating to the Thermo project. However, the ultimate timing of this funding will depend on a number of factors, some of which are beyond our control. See “Liquidity and Capital Resources,” below.

Certain development costs relating to the Thermo project have exceeded our original estimates. Costs incurred for well field development, pipe and other steel components have increased. In addition, we expended more for well field activities due, in part, to our desire to gather additional data to enhance our understanding of the geothermal resource located in the greater Thermo area, beyond what is needed for the planned 10 MW geothermal power plant. We also elected to build a larger, higher voltage transmission line to the Thermo project due to the potential for additional projects that could be supported by the indicated resource. However, we also continue to see an increase in demand for green renewable electricity by utilities and municipalities. Market indications and pricing in approved contracts issued by utilities and municipalities have increased substantially, especially in the California market. If these trends continue, we expect that potential future geothermal development projects will benefit from power purchase agreements that provide for the sale of power at higher prices reflecting this increased demand.

Generally, the development schedule for our other projects has been affected slightly by funding delays and other factors. However, we are working to complete the remaining steps necessary to commence construction of several other plants. We currently expect to complete construction of our Lightning Dock project in New Mexico during the first quarter of 2009. We also currently expect to complete the development of the remaining six plants under development during 2009.

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

Our research and development costs for the three months ended June 30, 2008 and 2007 totaled $1,194,030 and $785,472, respectively and for the six months ended June 30, 2008 and 2007 totaled $2,163,213 and $1,581,771, respectively. Future research and development expenditures are anticipated in order to develop additional SymetronTM and PHEV with extended range technologies primarily relating to plug-in hybrid electric vehicles and electric and electric-hybrid propulsion systems, integrated starter alternators (“ISAs”), AC electric motors, generators and power electronic AC drives. Research and development costs, relating to development of potential technologies, are expected to increase over time as milestones in the development process are achieved.

Sources of Revenue

To date, our primary source of revenue has been from research and development subcontracts, administered through contractors with certain government agencies. Pursuant to these subcontracts, we performed engineering design, development and testing activities in an effort to demonstrate that specific applications of our technology are viable.

We are seeking to generate revenues from both of our business segments. Our Power Systems segment is seeking to generate revenues from the geothermal power plants it intends to develop. Our Transportation and Industrial Technology segment is seeking to generate revenues by licensing our SymetronTM technologies to third parties. We also expect to begin to generate modest revenues in the future from contracts we have entered into for the development of extended range PHEV demonstration vehicles. We recently accepted an initial deposit of $200,000 for the production of these vehicles. We also expect to begin to realize modest revenues from the sale of Symetron-enhanced motors and generators through our business cooperation agreement with HHI in the fourth quarter of 2008, although the exact amount and timing of these revenues will be dependent on HHI’s ability to implement these Symetron-enhanced designs into its manufacturing and distribution system. We also have entered into a licensing agreement with Wilson Automotive to manufacture and sell Symetron-enhanced alternators for high-output applications. Although progress is being made by each of our business segments, significant revenues may not be generated as expected by either of our segments, if at all.

Significant Expenses

We have incurred significant losses since our inception. As of June 30, 2008, we had incurred an accumulated deficit and deficit accumulated after re-entry into the development stage of approximately $64.1 million on cumulative revenues since inception of approximately $0.9 million. Our net losses for the six months ended June 30, 2008 and 2007 totaled $12.9 million and $7.9 million, respectively.

During the six months ended June 30, 2008, the monthly accrual based expenditure rate for operations increased to $1.7 million per month from approximately $1.0 million per month during the twelve months ended December 31, 2007. The higher spending rate primarily reflects increased professional services associated with designing the financing and tax structures for our potential tax equity financing as contemplated by our commitment letter with Merrill Lynch and prospecting and exploration costs associated with geothermal power plant development. We expect that our average monthly cash expenditure rate will continue to increase as we implement our plans to develop geothermal power plants.

For the six months ended June 30, 2008 and 2007, our operating expenses consisted primarily of cost of sales, general and administrative expenses, power project development expenses and research and development expenses. Cost of sales for each of the periods presented includes the direct labor, materials and overhead expenses required to perform work on research and development subcontracts. These subcontracts are now completed and we intend to further develop certain applications our Transportation and Industrial Technology segment is seeking to commercialize.

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

Power project development expenses for the six months ended June 30, 2008 and 2007 primarily include professional services for mapping, environmental and geological studies and other prospecting costs related to the exploration for geothermal resources. Power project development expenses also include certain legal costs to design the tax equity partnership and other operating agreements as well as certain consulting costs relating to project oversight. We expect that our power project development expenses will increase in future periods as we pursue the development of additional power projects and continue to explore for geothermal resources.

Research and development expenses for all periods presented primarily include the costs incurred by our Transportation and Industrial Technology segment in connection with engineering design, development and testing of the technologies it is seeking to commercialize. Total engineering expenses for each period are allocated between cost of sales and research and development based on the engineering time and expenses by project. Our research and development expenses are expected to increase over time as we pursue additional opportunities to commercialize our technologies.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	$5,880	$28,562	$136,423	$152,325

Operating expense
Cost of sales	—	27,662	74,112	493,792
General and administrative	2,224,758	2,027,518	5,005,414	5,433,456
Power project development	3,102,037	619,371	4,889,091	864,262
Research and development	1,194,030	785,472	2,163,213	1,581,771

Total operating expenses	6,520,825	3,460,023	12,131,830	8,373,281

Operating loss	(6,514,945)	(3,431,461)	(11,995,407)	(8,220,956)
Interest income	111,542	217,590	171,276	401,528
Interest expense	(1,037,770)	—	(1,103,282)	—
Other	—	(10,146)	75,775	(31,158)

Loss before income taxes	(7,441,173)	(3,224,017)	(12,851,638)	(7,850,586)
Income tax benefit (expense)	—	—	—	—

Net loss applicable to common stockholders	$(7,441,173)	$(3,224,017)	$(12,851,638)	$(7,850,586)

Loss per common share-basic and diluted	$(0.13)	$(0.06)	$(0.23)	$(0.15)

Weighted average common shares—basic and diluted	56,118,000	54,311,000	56,070,000	52,906,000

Comparison of Three Months Ended June 30, 2008 and 2007

Revenue

During the three months ended June 30, 2008, we recognized revenue totaling $6,000, which is comparable to the revenues received during the same period in 2007. Revenues for the 2008 period were generated from the sale of two prototype motors to a customer for testing.

Operating Expenses

Cost of sales. We reported cost of sales for the three months ended June 30, 2008 and 2007 at zero and $28,000, respectively. The costs relating to the sale of the two prototype motors during the three months ended June 30, 2008 are included in research and development costs.

General and Administrative. General and administrative expenses increased to approximately $2.2 million for the three months ended June 30, 2008 from approximately $2.0 million for the three months ended June 30, 2007. This increase is due primarily to a $0.2 million increase in professional service expenses during the three months ended June 30, 2008 over the same period in 2007. This increase reflects increased accounting fees associated with financing activities during the quarter. Other employment related costs increased by approximately $0.1 million during the second quarter of 2008 compared to the first quarter of 2007, reflecting higher average salaries and employment levels. These increases were partially offset by a reduction in equity-based non-cash employee compensation expense, which declined to $0.5 million in the second quarter of 2008 compared to $0.6 million in same period of 2007. Equity-based non-cash compensation expense was lower during the second quarter of 2007 due to the vesting of a larger number of executive stock grants during the prior year. Office expenses totaled $0.1 for the three months ended June 30, 2008, which remained relatively flat when compared to the same period in 2007.

Power Project Developments. Power project development expenses during the three months ended June 30, 2008 totaled $3.1 million as compared to $0.6 for the three months ended June 30, 2007. Equity-based non-cash employee and contractor compensation for the three months ended June 30, 2008 remained relatively flat at $0.2 million when compared to the second quarter of 2007. Employment related costs for power project development employees increased during the second quarter of 2008 by $0.3 million over the second quarter of 2007 due to increasing employment levels to execute our business plan. During the three months ended June 30, 2008, professional services relating to geological engineering consulting, completed transmission line capacity studies and legal fees associated with designing the tax equity and financing structures contemplated by financing commitments under our commitment letter with Merrill Lynch increased $1.8 million over the second quarter of 2007. During the second quarter of 2008, other expenses also increased by $0.2 million, as compared to the same period in 2007, primarily due to expensing previously capitalized unproved property in California and Utah that we no longer intend to develop.

Research and Development. Research and Development expense increased from $0.8 million in the three months ended June 30, 2007 to $1.2 million for the three months ended June 30, 2007. Equity based non-cash employee compensation remained relatively flat at approximately $0.1 million for each of the three months ended June 30, 2008 and 2007. Cash based employee compensation decreased by approximately $0.1 million from the three months ended June 30, 2007 to the same period in 2008 reflecting a reduction in the number of employees performing research and development activities. Professional services increased by approximately $0.3 million during the three months ended June 30, 2008 over the same period 2007. This increase is due to the timing of consulting work performed by our PHEV consultants and hiring a former key employee as a consultant. Other engineering expenses increased during the three months ended June 30, 2008 over the comparable 2007 period by approximately $0.2 million primarily due to the increased materials consumed in testing.

Interest and Other Income. Interest income for the three months ended June 30, 2008 decreased slightly to $0.1 million from $0.2 million from the same period in 2007. The decrease was primarily due to higher average monthly cash balances in the prior period. Interest expense for the three months ended June 30, 2008 increased to $1.0 million from zero during the same period in 2007. The increase was due to accrued interest expense relating to the issuance of $55.0 million of convertible notes (the “Convertible Notes”).

Comparison of Six Months Ended June 30, 2008 and 2007

Revenue

During the six months ended June 30, 2008, we recognized revenue totaling $0.1 million, which was consistent with the same period in 2007. During the first quarter of 2008, we completed the ARINC subcontract, which began in October 2006. We accounted for this subcontract on the percentage of completion basis. In addition to revenues from the ARINC subcontract, revenues for the six months ended June 30, 2008 reflect the sale of two prototype motors during the second quarter, as described above.

Operating Expenses

Cost of sales. We reported cost of sales for the six months ended June 30, 2008 and 2007 totaling $0.1 million and $0.5 million, respectively. The decrease in cost of sales for 2008 compared to the prior year is primarily related to a $342,000 loss during the first quarter of 2007 resulting from costs greater than originally anticipated to complete the ARINC subcontract objectives. As noted above, we completed the ARINC subcontract in the first quarter of 2008.

General and Administrative. General and administrative expenses decreased to approximately $5.0 million for the six months ended June 30, 2008 from approximately $5.4 million for the six months ended June 30, 2007. This decrease is due primarily to a reduction in equity-based non-cash employee compensation expense, which declined to $1.1 million in the first six months of 2008 compared to $1.5 million in the same period of 2007. Equity-based non-cash compensation expense was higher during the first six months of 2007 due to the vesting of a larger number of executive stock and option grants. Equity-based non-cash service provider compensation for the six months ended June 30, 2008 decreased by approximately $1.0 million from the same period in 2007 since no shares were issued to service providers in the first half of 2008. 200,000 shares of common stock were issued to a provider of financial advisory services during the six months ended June 30, 2007. Other employment related costs increased by approximately $0.2 million during the first six months of 2008 compared to the same period of 2007, reflecting higher average salaries and employment levels. Professional service expenses increased approximately $0.9 million during the six months ended June 30, 2008 over the same period in 2007. This increase reflects professional services associated with equity financing structures. Office expenses totaled $0.3 million for the six months ended June 30, 2008, which remained relatively flat when compared to the same period in 2007.

Power Project Developments. Power project development expenses during the six months ended June 30, 2008 totaled $4.9 million as compared to $0.9 million for the six months ended June 30, 2007. Equity-based non-cash employee and contractor compensation for the six months ended June 30, 2008 increased $0.1 million over the first six months of 2007 as a result of stock option grants to new employees. Employment related costs for power project development employees increased during the first and second quarters of 2008 by $0.6 million over the same period of 2007 as we increased our work force levels to execute our business plan. During the six months ended June 30, 2008, professional services relating to geological engineering consulting, completed transmission line capacity studies and legal fees associated with designing the tax equity and financing structures contemplated by financing commitments under our commitment letter with Merrill Lynch increased $2.8 million over the same period of 2007. During the six months ended June 30, 2008, other expenses also increased by $0.2 million as compared to the same period in 2007 primarily due to expensing previously capitalized unproved property in California and Utah that we no longer intend to develop.

Research and Development. Research and Development expense increased from $1.6 million in the six months ended June 30, 2007 to $2.2 million for the six months ended June 30, 2007. Equity based non-cash employee compensation for the six months ended June 30, 2008 decreased by approximately $0.1 million for the six months ended June 30, 2008 and 2007. Cash based employee compensation during the six months ended June 30, 2008 decreased by approximately $0.2 million compared to the six months ended June 30, 2007, reflecting a slight reduction in the number of employees performing research and development activities. Professional services increased by approximately $0.4 million during the three months ended June 30, 2008 over the same period of 2007. This increase was due to the timing of consulting work performed by our PHEV consultants and the hiring of a former key employee as a consultant. The portion of engineering expenses that could be attributed to cost of sales increased approximately $0.4 million during the six months ended June 30, 2008 over the comparable 2007 period, primarily due to the increased materials consumed in testing.

Interest and Other Income. Interest income for the six months ended June 30, 2008 decreased to $0.2 million from $0.4 million for the same period in 2007. The decrease was primarily due to higher average monthly cash balances in the 2007 period. Interest expense for the three months ended June 30, 2008 increased to $1.0 million from zero during the same period in 2007. The increase was due to accrued interest expense relating to the issuance of the Convertible Notes.

Liquidity and Capital Resources

Cash and Cash Equivalents	June 30, 2008	December 31, 2007
Cash	$60,910	$516,938
Certificate of Deposit (unrestricted portion)	—	325,000
Money Market Account	5,031,316	5,070,272

Total	$5,092,226	$5,912,210

Since inception, we have funded our operations primarily through the sale of equity instruments and borrowings. Most recently, on June 17, 2008, we entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which we may offer and sell through Merrill Lynch, as our sales agent, from time to time, shares of our common stock with an aggregate sales price of up to $25,000,000 (the “ATM Program”). Sales of shares under the ATM Program are made by means of ordinary brokers’ transactions on the NYSE Arca exchange at market prices. Merrill Lynch receives from us a commission of 2.00%, based on the gross sales price per share, for any shares sold through it as our agent under the Sales Agreement. No shares were sold under the ATM Program during the quarter ended June 30, 2008. We began selling shares pursuant to the ATM Program during the third quarter of 2008. As of August 8, 2008, we had sold 732,000 shares pursuant to the ATM Program for an aggregate of $7.2 million. After deducting commissions, we received net proceeds of $7.1 million from the sale of these shares.

On March 2008, we raised gross proceeds of $50,000,000, before deducting fees and commissions, from the issuance of 8.00% Convertible Senior Notes due 2013 (the “Convertible Notes”). We placed approximately $7.9 million of the proceeds in an escrow account to secure payment of the first four interest payments payable on the Convertible Notes. We also used approximately $15 million of the proceeds to enter into a forward stock purchase transaction, pursuant to which we will repurchase shares of our common stock, and approximately $5.9 million of net proceeds to fund a call spread option transaction. On April 1, 2008, the initial purchaser of the Convertible Notes exercised its overallotment option and we sold an additional $5.0 million aggregate principal amount of Convertible Notes. We placed approximately $0.8 million of the proceeds from the overallotment exercise in an escrow account to secure payment of the first two years of interest payable on the additional Convertible Notes issued pursuant to the overallotment exercise.

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

At June 30, 2008, we had approximately $5.1 million in cash and cash equivalents. Our operating activities used approximately $5.2 million and approximately $4.1 million of cash during the six months ended June 30, 2008 and 2007, respectively. We have incurred substantial losses since inception and we are not operating at cash breakeven.

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

As a result of the private placement of the Convertible Notes, our independent registered public accounting firm reissued their report with respect to our 2007 financial statements on April 1, 2008 to remove an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Since that time, we have used a substantial portion of the proceeds from the issuance of the Convertible Notes to fund our operations and development efforts, including the ongoing construction of the Thermo project. We had anticipated that the construction financing for our Thermo project would close sooner than it has. However, due to delays in meeting certain conditions precedent and other factors, our construction financing for the Thermo project has been delayed. We elected to use development funds for construction purposes in order to keep the Thermo project progressing. As a result, our cash and cash equivalents are being depleted, and we need to close the construction funding for the Thermo project and raise additional funds to continue operating as a going concern.

We have raised, and we expect to continue to raise, additional funds from the sale of shares of our common stock through the ATM Program. However, from time to time we may need to suspend sales of common stock under the ATM Program due to market conditions or other factors beyond our control. In addition, the gross proceeds we can raise pursuant to the ATM Program are limited to $25 million, of which we had already sold $7.2 million as of August 8, 2008. Therefore, in order to execute our business strategy and continue our operations, we will likely need to seek funding from other sources through the issuance of debt, preferred stock, equity or a combination of these instruments. We cannot be certain however, that funding from these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place.

In addition to funding for general corporate purposes, well field development and certain other general development expenses, we will need to finance each of the geothermal power projects we intend to develop. As more fully described below, we have entered into a Commitment Letter (the “Commitment Letter”) with Merrill Lynch. The Commitment Letter sets forth certain general terms relating to the structure and financing of up to 155 megawatts MW of geothermal power plants we intend to develop. Pursuant to the commitment letter, we have obtained financing commitments for three projects, including the Thermo project and projects we intend to develop in Nevada and New Mexico. The funding of each of these commitments remains subject to the satisfaction of certain conditions, including satisfactory due diligence. As further described below, the financing commitment for our Truckee project in Nevada expired on June 30, 2008. However, we and Merrill Lynch have agreed to work towards formally extending the expiration date of this financing commitment in the near future. If Merrill Lynch elects to provide or arrange a financing commitment letter with respect to any additional projects, such financing commitment is also expected to be subject to satisfactory due diligence, the execution of a separate commitment letter relating to such project, and certain other conditions.

We believe we are in a position to finalize and close in a timely manner on construction and permanent funding for the Thermo project pursuant to the financing commitment relating to the Thermo project. We currently expect that we will be able to close on this funding by the end of August 2008. The timing for funding of the other financing commitments will depend on the progress of our development at these sites.

As part of our geothermal power project development efforts, we have made a variety of financial commitments. Currently, our most significant financial commitments relate to our obligations under our purchase agreements with UTCP and other vendors. These purchase agreements allow us to order and purchase turbine generators, transformers, pumps, cooling towers, transmission lines, power substations, fire safety equipment and other major electronic components for use in our geothermal power plants. As of June 30, 2008, we were obligated to pay UTCP $53.8 million in 2008, $5.3 million in 2009, and $3.6 million per year beginning in 2009 and continuing through 2012. As of June 30, 2008, we are also obligated to pay certain vendors for the geothermal power plant operating equipment and transmission line equipment totaling $4.8 million in 2008.

To date, we have funded any required payments under our obligations to UTCP and other vendors from our available cash and cash equivalents, including proceeds generated by the financing activities described above. However, we will need to obtain additional funding to meet these and other similar obligations. We intend to fund these obligations primarily through project financing for individual power projects in accordance with the terms of the Commitment Letter and the related financing commitments for individual projects. However, we may also need to seek financing from other sources. If we are unable to obtain sufficient funding to provide for the timely payment of these obligations and we are unable to renegotiate the terms of these obligations, we could be liable to UTCP and other vendors for breach of these obligations. Any failure to make timely payments under these obligations could also adversely affect our relationships with the vendors and cause our geothermal development plans to be delayed.

In connection with the purchase of our BLM lease for the Lightning Dock project in New Mexico, we also executed a promissory note in February 2008 whereby we agreed to pay to the seller $900,000 in principal plus $50,000 in interest charges on or before January 5, 2009. We expect to fund these obligations primarily through the financing commitment we intend to seek for the Lightning Dock project. However, we may need to obtain financing for all or a portion of these commitments from other sources.

We also have obligations to pay delay rentals and other expenses associated with the geothermal resources on properties in which we have acquired an interest. Generally, these obligations will not be financed as part of a financing commitment for a specific power project, and we will need to finance the payment of these obligations from other sources.

Our Commitment Letter with Merrill Lynch

On January 16, 2008, we, together with our wholly-owned subsidiary, Truckee Geothermal No. 1 SV-01, LLC (the “Truckee Subsidiary”), entered into the Commitment Letter with Merrill Lynch. The Commitment Letter sets forth general terms relating to the structuring and financing of up to 155 MW of geothermal power plants we intend to develop, including a financing commitment (the “Truckee Commitment”) from Merrill Lynch to provide non-recourse financing for the construction of a 10.5 MW geothermal power plant in Nye County, Nevada (the “Truckee Plant”), subject to certain conditions as described below. We have subsequently obtained two additional financing commitments from Merrill Lynch to provide non-recourse financing for our Thermo project in Utah and our Lighting Dock project in New Mexico, subject to certain conditions as described below.

Each of the projects we intend to fund under the Commitment Letter will be held in a special purpose entity. These entities will be responsible for the debt service, all maintenance and operations expenses and various fees and distributions to us. We will act as engineering, procurement and construction contractor and operator of each of the projects.

The Thermo Commitment

On May 16, 2008, pursuant to the Commitment Letter, we and our subsidiary, Thermo No. 1 BE-01, LLC (the “Thermo Subsidiary”), entered into a financing commitment letter (the “Thermo Commitment”) with Merrill Lynch relating to the project financing and tax equity funding for what is expected to be a 10 MW geothermal power plant near Beaver, Utah, which we refer to as the Thermo project. The Thermo Commitment provides for debt financing and tax equity capital for the Thermo project. The tax equity capital will be provided by Merrill Lynch or, at the option of Merrill Lynch, by a third party that can utilize the tax benefits provided by the Thermo project.

The Thermo Commitment provides for up to approximately $45 million of construction and term debt financing and up to approximately $26 million of tax equity capital. Under the Thermo Commitment, approximately $17 million of the tax equity financing will be used to pay down the construction debt at the time the plant is placed in service. The term debt will fully amortize over 17 years of operations. Generally, the finance structure is designed to distribute a significant portion of the first ten years of cash flows to us in the form of development fees during the first two to three years of operations based upon both the successful completion of the Thermo project and attainment of on-going operational targets. Once the debt for the Thermo project has been retired and most of the tax benefits have been utilized, 95% of all of the remaining cash flows of the Thermo project are expected to flow to us. It is the intention of the parties that the power generation facilities will qualify to receive tax credits and other benefits under the provisions of the Internal Revenue Code.

The Thermo Commitment is subject to market conditions, due diligence, receipt of all necessary internal approvals by both us and Merrill Lynch, Merrill Lynch’s satisfaction with the structure of the tax equity financing, the negotiation and execution of definitive documentation and the satisfaction of certain other conditions. As described above, we expect that these conditions will be satisfied and we will be in a position to close on this funding by the end of August 2008.

The Lightning Dock Commitment

On July 18, 2008, pursuant to the Commitment Letter, we and our subsidiary, Lightning Dock Geothermal HI-01, LLC (the “Lightning Dock Subsidiary”), entered into a financing commitment letter (the “Lightning Dock Commitment”) with Merrill Lynch relating to the project financing and tax equity funding for what is expected to be a 10 MW geothermal power plant in Hidalgo County, New Mexico, which we refer to as the Lightning Dock project. The Lightning Dock Commitment provides for debt financing and tax equity capital for the Lightning Dock project. The tax equity capital will be provided by Merrill Lynch or, at the option of Merrill Lynch, by a third party that can utilize the tax benefits provided by the Project.

The Lightning Dock Commitment provides for up to approximately $43 million of construction and term debt financing and up to approximately $27 million of tax equity capital. Under the Lightning Dock Commitment, we expect approximately $16 million of the tax equity financing will be used to pay down the construction debt at the time the plant is placed in service. Further, we expect the term debt will fully amortize over 17 years of operations. Generally, the finance structure is designed to distribute a significant portion of the first ten years of cash flows to us in the form of development fees during the first two years of operations based upon both the successful completion of the Lightning Dock project and attainment of on-going operational targets. Once the debt for the Lightning Dock project has been retired and most of the tax benefits have been utilized, we expect that 95% of all of the remaining cash flows of the Lightning Dock project are expected to flow to us. It is the intention of the parties that the power generation facilities will qualify to receive tax credits and other benefits under the provisions of the Internal Revenue Code.

The Lightning Dock Commitment is subject to market conditions, due diligence, receipt of all necessary internal approvals by both us and Merrill Lynch, Merrill Lynch’s satisfaction with the structure of the tax equity financing, the negotiation and execution of definitive documentation and the satisfaction of certain other conditions.

The Truckee Commitment

The Truckee Commitment expired by its terms on June 30, 2008. However, we and Merrill Lynch have agreed to work towards formally extending the expiration date of this commitment in the near future. The Truckee Commitment originally provided for up to $44 million, including approximately $38.4 million in the form of 15-year fully amortizing notes, to fund approximately $33 million of total construction costs, plus reserve accounts, accrued interest, transaction fees and other costs. The balance of the commitment is attributable to a letter of credit to be required under a power purchase agreement. The interest rate payable by us on the amortizing notes would equal to LIBOR plus 500 basis points, swapped to a fixed rate of interest, determined at the time of funding. We anticipate that the Truckee Commitment would have a tax equity component similar to the Thermo Commitment and the Lightning Dock Commitment.

Potential Additional Financing Commitments

Including the Thermo Commitment, the Truckee Commitment and the Lightning Dock Commitment, the Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop, other than certain excluded financings. Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55MW of geothermal plants to be developed by us. If Merrill Lynch provides a financing commitment proposal with respect to any future projects, such financing commitment will be subject to satisfactory due diligence and certain other conditions and the execution of a separate commitment letter relating to such project. Until Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we are generally obligated to accept any financing commitment proposed by Merrill Lynch that has terms similar to or more favorable than the financing commitment relating to the Truckee Plant. After Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we may enter into certain excluded financings with parties other than Merrill Lynch.

The timing of construction for the geothermal power plants we intend to develop, as well as the specific sites we choose to develop and construct, will depend on a number of factors, including drilling results, permitting and our ability to obtain adequate financing. Although we have obtained individual financing commitments for the Thermo project, the Truckee project and the Lightning Dock project, our development efforts at one or more of these sites may not progress as rapidly as our development efforts at other sites. As a result, we may seek to finance and construct geothermal power plants on other sites prior to the completion of construction of one or more of these plants.

Structuring Fees and Other Consideration

As part of the Commitment Letter, we have agreed to pay Merrill Lynch certain non-refundable structuring fees in connection with the closing of each funding transaction. The structuring fees will initially be 4%, but will decrease for future financings once the cumulative financing commitment under the Commitment Letter reaches certain levels.

As additional consideration, we granted Merrill Lynch warrants to purchase our common stock. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. The exercise price of the warrants will range from $14.98 to $19.71 per share, subject to adjustment upon any dilutive issuance by us. In accordance with the anti-dilution protection included in the warrants, the issuance of the Convertible Notes resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $14.47 to $18.79. Furthermore, in accordance with the anti-dilution protection included in the warrants, sales of common stock pursuant to the ATM Program resulted in an additional reduction of the original strike prices of the warrants from a range of $14.47 to $18.79 to a range of $14.38 to $18.62 as of August 8, 2008. In general, warrants that vest in connection with the funding of earlier projects will be greater in number and have a lower exercise price, and warrants that vest in connection with the funding of later projects will be fewer in number and have a higher exercise price. Under certain circumstances, a reduced percentage of the warrants will vest if we reject a Merrill Lynch funding proposal for a project and subsequently obtain funding for such project from another party or, in certain circumstances, from Merrill Lynch. Any vested warrants may be called for cancellation by us if certain conditions have been met, including minimum market price requirements relating to our common stock. We have agreed to grant additional warrants to Merrill Lynch upon funding of any of the additional 55 MW of geothermal power projects with respect to which Merrill Lynch has a right of first refusal. The exercise price of any such additional warrants will be based on the volume weighted average price of our common stock over a 20 consecutive trading day period prior to the issuance of such warrants. Pursuant to a registration rights agreement between us and Merrill Lynch, we have agreed to file one or more registration statements covering the resale of the warrants issued pursuant to the Commitment Letter, as well as the resale of the shares of common stock issuable pursuant to the exercise of such warrants.

Consolidated Statements of Cash Flows

Operating Activities. Cash consumed by operating activities for the six months ended June 30, 2008 consisted primarily of a net loss of approximately $12.9 million, adjusted for approximately $1.7 million of stock-based compensation and stock issued for services. Accounts payable and accrued liabilities increased $24.3 million to $28.5 million at June 30, 2008 due primarily to accrued expenses for well field development, geothermal power plant construction, transmission line construction, and the purchase of power systems equipment. The portion of accrued liabilities relating to well field development, construction-in-progress and power systems equipment, totaling $19.1 million, has been reclassified as a non-cash item to decrease the change in accrued liabilities. Net accounts receivable increased $0.1 million reflecting the completion of the ARINC subcontract. Deferred revenues increased by approximately $0.2 million, reflecting a down payment received for our anticipated PHEV.

Cash consumed by operating activities for the six months ended June 30, 2007 consisted primarily of a net loss of approximately $7.9 million, adjusted for approximately $3.1 million of stock-based compensation and stock issued for services. Interest receivable at June 30, 2007 decreased by approximately $0.4 million resulting from the collection of the note receivable paid in full by a former merger candidate. Accrued liabilities increased $0.3 million due to the timing of payments for certain professional services contracts. Other current assets at June 30, 2007 increased $0.3 million due to increased prepaid software maintenance and directors and officers’ insurance coverage.

Investing Activities. We purchased investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. However, as of June 30, 2008, cash in our money market account was invested with AIM Funds earning 2.46 percent interest and totaled $5.0 million. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 2.05 percent per annum and totaled $0.1 million at June 30, 2008.

Investing activities consumed approximately $28.6 million in the six months ended June 30, 2008, reflecting payments of $5.0 million for the purchase of electric turbines for use in the geothermal power plants we intend to develop. During the first and second quarters of 2008, we also purchased $9.8 million of equipment for geothermal well field development projects, primarily in Utah, and we incurred construction costs on our first geothermal power plant totaling $1.9 million. We deposited approximately $2.7 million primarily with drilling vendors, transmission line contractors, and utilities to conduct transmission line capacity and routing studies on our behalf. We also paid $0.5 million in connection with the acquisition of leases and the exercise of certain options relating to interests in unproved geothermal properties in Oregon, Nevada and Utah. In connection with the issuance of the Convertible Notes, we invested a portion of the proceeds totaling $8.7 million into four discounted U.S. Treasury Strips that mature separately on each of the first four semi-annual interest payment dates of the Convertible Notes. The U.S. Treasury Strips were placed into an escrow account to secure the first four interest payments on the Convertible Notes. These expenditures were partially offset by cash provided by investing activities, including the net change in the notes receivable totaling $0.2 million. We have also made deposits to manufacture prototypes of our Transportation and Industrial Technology segment designs totaling $0.1 million.

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

Financing Activities. Financing activities provided approximately $33.0 million and $11.9 million of cash in the six months ended June 30, 2008 and 2007, respectively. We completed the issuance of the Convertible Notes and the related overallotment option totaling $55.0 million on April 1, 2008. In connection with the sale of the Convertible Notes, we incurred financing fees of $2.2 million, which was paid to Merrill Lynch. We also entered into a call spread option transaction and a forward stock purchase transaction totaling $5.9 million and $15.0 million, respectively. We intend to use the remaining net proceeds from the offering for general corporate purposes and to continue well field and other development activities for the geothermal power plants we intend to develop. In connection with the purchase of our BLM lease in New Mexico, we entered into a promissory note payable and received cash for $0.9 million in February 2008. During the first quarter of 2008, we also received approximately $0.5 million from the exercise of other outstanding stock options and warrants.

We completed the private placement of 2,693,552 shares of our common stock on March 30, 2007. We received net proceeds of $11.9 million from this private placement transaction. As part of the private placement transaction, we issued warrants to purchase an aggregate of 1,037,012 shares of common stock at an exercise price of $6.05 per share to the purchasers of our common stock and the placement agent. During August 2007, all of these warrants were exercised and we received approximately $6.3 million of proceeds for the purchase of the 1,037,012 shares. Financing activity in the six months ended June 30, 2007 provided approximately $0.1 million from the exercises of options to purchase shares of our common stock.

As of June 30, 2008, we had stockholders’ deficit of approximately $11.2 million as compared to stockholders’ equity totaling $19.5 million at December 31, 2007. The stockholders’ deficit primarily arose from entering into a call spread option transaction for $5.9 million and a forward stock purchase transaction for $15.0 million in connection with our issuance of the Convertible Notes during the first quarter of 2008. The effect of purchasing the call spread option transaction and forward stock purchase transaction was a reduction in the additional paid-in capital account totaling $20.9 million.

Our cash balance, together with cash provided by the initial purchaser’s exercise of the overallotment option and customer sales will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures through June 30, 2009. As described above, we will need to secure additional financing in order to execute our plans and continue our operations.

Dividends. No dividends have been paid relating to either common stock or preferred stock during the fiscal year 2007 through the second quarter of 2008. We do not expect to pay dividends on either common stock or preferred stock in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had the following off-balance sheet arrangements as defined by Item 303(a)(4)(II) of Securities and Exchange Commission (“SEC”) Regulation S-K.

None.

Contractual Obligations and Commitments

During the first quarter of 2008, we leased a warehouse located in Tooele County, Utah. We are using the warehouse to store geothermal power plant turbines we have purchased for installation at the geothermal power plants we are developing in Utah. The warehouse has approximately 22,239 square feet with monthly rent of $4,448. Expansion increments are 2,880 square feet, 3,240 square feet, and 3,600 square feet at $0.20 per square foot. The warehouse lease expired on July 31, 2008, upon which the lease converted to a month to month lease. We expect that the lease will be renewed or that alternative space will be obtained. The leased facilities are well maintained and in good condition.

Total rent expense for all of our office space, warehouse and testing facilities leases for the three months and six months ended June 30, 2008 was approximately $76,600, and $152,000, respectively. Total rent expense for all of our office space, warehouse and testing facilities leases for the three months and six months ended June 30, 2007 was approximately $62,500, and $125,200, respectively.

On April 21, 2008, our wholly-owned subsidiary entered into a Road Construction and Maintenance Agreement with Beaver County, Utah to post an improvement bond, or mutually agreed upon equivalent, in the amount of $100,000. We are currently in the process of securing the improvement bond.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases, our long-term debt and our executed purchase obligations as of June 30, 2008:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Lease Obligations	$2,445,616	$309,722	$1,188,792	$459,051	$488,051
Long Term Debt	72,662,000	4,462,000	8,800,000	59,400,000	—
Purchase Obligations	80,198,350	59,427,875	8,869,250	7,847,040	4,054,185

Total	$155,305,966	$64,199,597	$18,858,042	$67,706,091	$4,542,236

The contractual obligations set forth above are recorded as liabilities in our consolidated financial statements. The operating lease obligations include operating leases for our corporate headquarters and a testing facility. There is a provision in the corporate headquarters lease that allows for lease termination at our option without penalty on August 31, 2009. We have subleased additional space at our corporate headquarters pursuant to a sublease that expired on July 31, 2008. The sublease is currently leased on a month to month basis. The operating lease obligations also include rent payments we have agreed to make in connection with certain geothermal lease agreements.

The purchase obligations set forth above include a series of purchase and service agreements whereby certain vendors have agreed to provide certain equipment and services to us. As of June 30, 2008, we were obligated to pay the vendors approximately $59.4 million in 2008 and $5.3 million in 2009 and $3.6 million per year continuing through 2012 as reflected in the table above.

Recently Issued Accounting Pronouncements

SFAS 162

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently believe that adopting SFAS 162 will have a material impact on our Condensed Consolidated Financial Statements.

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

EITF 07-1

In December 2007, the FASB issued Emerging Issues Task Force No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We are currently assessing the impact of adopting EITF -07-01 on our financial statements.

EITF 07-3

In June 2007, the FASB issued Emerging Issues Task Force No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, we adopted EITF 07-3 which did not materially impact our financial position or results of operations.

EITF 07-5

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on our consolidated financial position and results of operations.

EITF 08-3

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 08-3 on our consolidated financial position and results of operations.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. FSP EITF 03-6-1 is effective January 1, 2009 and requires prior period EPS amounts presented to be adjusted retrospectively. Our grants of restricted stock and restricted stock units contain non-forfeitable rights to dividend equivalents and are considered participating securities as defined in FSP EITF 03-6-1 and will be included in computing EPS using the two-class method beginning with the first quarter of 2009. We believe that the adoption of FSP EITF 03-6-1 will not have a material impact on the calculation of basic or diluted EPS.

FSP FAS 142-3

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this pronouncement is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” We are required to adopt FSP FAS 142-3 in the first quarter of 2009 and will apply it prospectively to intangible assets acquired after the effective date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides information regarding our exposure to the risks of changing interest rates.

As of June 30, 2008, we had approximately $5.1 million in cash and cash equivalents, including $0.1 million in restricted cash, that were invested primarily in low risk money market accounts and certificates of deposit until needed for operating and other activities. Current money market rates are approximately 2.46%. The money market interest rates have declined from 2.77% over the last three months. If interest rates continue to decline by another 1%, the amount of interest earned on our money market balance would be approximately $51,000 lower over a twelve month period. A review of our money market account indicated that no impairment occurred during the six months ended June 30, 2008 and no write-down in fair value is considered necessary.

Concurrent with the issuance of the Convertible Notes, we entered into a call spread option transaction with an affiliate of Merrill Lynch for the cost of $5.9 million. The call spread option transaction was intended to reduce the potential dilution of our common stock upon conversion of the Convertible Notes. The Convertible Notes are convertible at any time prior to maturity at a conversion rate of 108.3658 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of $9.23 per share, subject to adjustment. The call spread option transaction allows us to receive up to 934,118 shares of our common stock at $9.23 per share from the call spread option transaction holder, equal to the amount of our common stock related to the excess conversion value that we would deliver to the holders of the Convertible Notes upon conversion. The number of shares that we would receive pursuant to the call spread option transaction declines after the market price exceeds $11.15 per share to reflect the aggregate market value of $10.4 million of our common stock. The call spread option transaction will terminate upon the earlier of the maturity date of the Convertible Notes or the first day all of the Convertible Notes are no longer outstanding due to conversion or otherwise. Our ability to receive the maximum aggregate market value of shares of our common stock pursuant to the call spread option transaction is dependent upon the performance of our stock price and the desire of holders to convert the Convertible Notes into shares of our common stock. If holders fail to convert the Convertible Notes into shares of our common stock prior to the due date in 2013, the call spread option transaction will expire without the shares of our common stock being delivered to us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We continued to formalize documentation and perform testing of our financial processes during the period covered by this Quarterly Report on Form 10-Q. In January 2008, we enhanced our financial reporting capabilities by converting our accounting system to an accounting software package that enables us to more efficiently account for multiple entities. During the conversion period, we implemented certain measures to ensure that the system of internal control remained effective such as daily reconciliations of data input and the roll-forward of prior period G/L balances. No other change in our internal control over financial reporting occurred during the first and second quarters of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history and, from our inception, we have earned limited revenue from operations. We have incurred significant net losses in each year of our operations, including a net loss of approximately $12.9 million for the six months ended June 30, 2008. As a result of ongoing operating losses, we had an accumulated deficit and deficit after re-entry into development stage of approximately $64.1 million on cumulative revenues from inception of approximately $0.9 million as of June 30, 2008.

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

We will need to secure additional financing and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern.

At June 30, 2008, we had approximately $5.1 million in cash and cash equivalents. Our operating activities used approximately $5.2 million and approximately $4.1 million of cash during the six months ended June 30, 2008 and 2007, respectively. We have incurred substantial losses since inception and we are not operating at cash breakeven.

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

We have raised, and we expect to continue to raise, additional funds from the sale of shares of our common stock through the ATM Program. However, from time to time we may need to suspend sales of common stock under the ATM Program due to market conditions or other factors beyond our control. In addition, the gross proceeds we can raise pursuant to the ATM Program are limited to $25 million, of which we had already sold $7.2 million as of August 8, 2008. Therefore, in order to execute our business strategy and continue our operations, we will likely need to seek funding from other sources through the issuance of debt, preferred stock, equity or a combination of these instruments. We cannot be certain however, that funding from these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place.

Our Commitment Letter with Merrill Lynch sets forth certain general terms relating to the structure and financing of up to 155 MW of geothermal power plants we intend to develop. Pursuant to the Commitment Letter, we have obtained financing commitments for three projects, including one project in Utah, one project in Nevada and one project in New Mexico. The funding of each of these financing commitments remains subject to certain conditions. If Merrill Lynch elects to provide or arrange a financing commitment with respect to any additional projects, such financing commitment will be subject to satisfactory due diligence, the execution of a separate commitment letter relating to such project and certain other conditions. Even if we are able to obtain funding for the development of projects pursuant to the Commitment Letter, we will need additional financing to cover general operating expenses and certain development expenses that are not covered by the Commitment Letter.

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

On March 26, 2008, we received approximately $48.0 million in net proceeds from the private placement of $50,000,000 aggregate principal amount of our 8.00% Convertible Senior Notes due 2013 and $4.8 million additional net proceeds on April 1, 2008 pursuant to the exercise of the initial purchaser’s overallotment option. As a result of the private placement, our independent registered public accounting firm reissued their report with respect to our financial statements on April 1, 2008 to remove the explanatory paragraph. Since that time, we have used a substantial portion of the proceeds from the issuance of the Convertible Notes to fund our operations and development efforts, including the ongoing construction of the Thermo project. As a result, our cash and cash equivalents are being depleted, and we need to raise additional funds to continue operating as a going concern.

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

The closing price of our common stock fluctuated from a low of $7.87 per share to a high of $11.37 per share during the six months ended June 30, 2008. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside of our control. As a result, the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in our stock price, there may be increased risk that securities litigation, governmental investigations or enforcement proceedings may be instituted against us. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

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

Other than certain excluded financings, the Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop. Other than certain excluded financings, Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55 MW of geothermal power plants we intend to develop. Pursuant to the Commitment Letter, we have obtained financing commitments for certain of our power plant projects. Any determination on the part of Merrill Lynch to provide any such financing commitment is subject to the satisfaction of certain conditions precedent and various other factors, including but not limited to, satisfactory completion of due diligence, the absence of any material adverse change in our business, liabilities, operations, condition (financial or otherwise) or prospects, the execution of acceptable definitive documentation, receipt of customary legal opinions acceptable to Merrill Lynch, satisfactory market conditions and necessary approvals. Accordingly, there can be no assurance that Merrill Lynch will ultimately fund the financing commitments or provide us with additional financing commitments at any time either pursuant to the Commitment Letter or otherwise. Further, Merrill Lynch’s rights under the Commitment Letter, including its right to generally match alternative financing proposals, may make it difficult for us to obtain financing proposals from other sources.

In addition, the tax benefits originating from geothermal power projects are anticipated to provide a significant portion of the funding of the geothermal projects. This tax equity has traditionally been driven by the tax liability of the major financial industry companies. Many of these financial institutions are currently experiencing significantly reduced income or incurring substantial losses. As a result, they are seeking fewer tax-advantaged investments and this may reduce the amount of readily available tax credit equity available for our geothermal projects.

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

Each of the geothermal power projects our Power Systems segment intends to develop will likely be owned by a separate subsidiary. The geothermal power projects developed by these subsidiaries will likely be separately financed. To obtain the financing necessary to develop the geothermal power projects, we may transfer a portion of our equity interest in the individual subsidiaries to a third party and enter into long-term fixed price power purchase agreements. Depending upon the nature of these arrangements and the application of generally accepted accounting principles, primarily Statement of Financial Accounting Standards Board Interpretation Number 46R “Consolidation of Variable Interest Entities (Revised December 2003)—an interpretation of ARB No. 51” (“FIN 46R”), we may be required to deconsolidate one or more or all of these subsidiaries, which would result in our share of the net profits or loss generated by the deconsolidated entities being presented as a net amount in our financial statements. As a result, our financial statements would not reflect the gross revenues and expenses of the deconsolidated entities. However, we do not expect the effect of such deconsolidation, if required, to have an impact on our stockholders’ equity, net loss or loss per share.

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

The operation of the geothermal power plants our Power Systems segment intends to develop will depend on the continued availability of adequate geothermal resources. We cannot be certain that any geothermal resource will remain adequate for the life of a geothermal power plant. If the geothermal resources available to a power plant we develop become inadequate, we may be unable to perform under the power purchase agreement for the affected power plant, which in turn could reduce our revenues and materially and adversely affect our business, financial condition, future results and cash flow. If we suffer degradation in our geothermal resources, our insurance coverage may not be adequate to cover losses sustained as a result thereof.

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

The success of our Transportation and Industrial Technology segment is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on most of our key technologies. We cannot be certain that our six issued U.S. patents, seven pending U.S. patent applications, four pending international patent applications and one pending foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patent applications that we may file for our current and future technologies may not be issued. We have received three trademark registrations in the U.S. and nine trademark registrations internationally. We have also applied for five additional trademark registrations in the U.S. and two additional trademark registrations internationally which may never be granted.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. If our officers, directors or employees sell shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 36.4 million shares were free of restrictive legend as of June 30, 2008, up from approximately 21.7 million as of June 30, 2007. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

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

On June 3, 2008, we issued 1,000 restricted shares of our common stock to a private property owner in Nevada pursuant to a geothermal lease between us and the private property owner. The 1,000 shares represented part of the initial consideration we agreed to pay the private property owner pursuant to the lease. The fair value of these shares based on the closing price of our common stock on the grant date totaled $9,930.

We believe that the offer and sale of the shares of common stock described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D under the Securities Act.

Item 4.	Submission of Matters to a Vote of Security Holders

We held the 2008 Annual Meeting of Stockholders on May 28, 2008 in Lehi, Utah. At the 2008 Annual Meeting of Stockholders, the stockholders elected the following individuals as Class III directors, to serve until (i) the 2011 Annual Meeting of Stockholders, (ii) their successors are elected and qualified or (iii) their earlier death, resignation or removal:

Name	Votes For	Votes Against	Votes Withheld
Kraig Higginson	41,837,267	1,425	136,714
Scott Doughman	41,830,992	7,700	136,714

At the 2008 Annual Meeting of Stockholders, the stockholders also voted to retain as independent auditors, Hein & Associates LLP, until (i) the 2009 Annual Meeting of Shareholders, (ii) their successors are appointed and ratified or (iii) their earlier resignation or removal:

Name	Votes For	Votes Against	Votes Withheld
Hein & Associates LLP	41,721,247	65,017	189,142

Item 6.	Exhibits

Exhibit Number	Description of Document
10.1†	Purchase Contract, dated April 3, 2008, between UTC Power Corporation and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 9, 2008)

10.2	Employment Agreement dated April 4, 2008 by and between Raser Technologies, Inc. and Brent M. Cook (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 19, 2008)

10.3†	Commitment Letter, dated May 16, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Thermo No. 1 BE-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 21, 2008)

10.4†	Renewable Power Purchase and Sale Agreement, dated June 11, 2008, between the Salt River Project Agricultural Improvement and Power District and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 13, 2008)

10.5	Commitment Letter, dated July 18, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 21, 2008)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC. (Registrant)

August 11, 2008	/s/ Martin F. Petersen
(Date)	Martin F. Petersen,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1†	Purchase Contract, dated April 3, 2008, between UTC Power Corporation and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 9, 2008)

10.2	Employment Agreement dated April 4, 2008 by and between Raser Technologies, Inc. and Brent M. Cook (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 19, 2008)

10.3†	Commitment Letter, dated May 16, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Thermo No. 1 BE-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 21, 2008)

10.4†	Renewable Power Purchase and Sale Agreement, dated June 11, 2008, between the Salt River Project Agricultural Improvement and Power District and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 13, 2008)

10.5	Commitment Letter, dated July 18, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 21, 2008)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.