Form 10-Q/A
period 2008-06-30
RASER TECHNOLOGIES INC
filed 2008-10-14
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

The number of shares outstanding of registrant’s common stock as of October 14, 2008 was 58,911,107 shares.

EXPLANATORY NOTE

Raser Technologies Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Report”) for the sole purpose of including the consent of GeothermEx, Inc. as Exhibit 23.1 to the Report.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1†	Purchase Contract, dated April 3, 2008, between UTC Power Corporation and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 9, 2008)

10.2	Employment Agreement dated April 4, 2008 by and between Raser Technologies, Inc. and Brent M. Cook (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 19, 2008)

10.3†	Commitment Letter, dated May 16, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Thermo No. 1 BE-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 21, 2008)

10.4†	Renewable Power Purchase and Sale Agreement, dated June 11, 2008, between the Salt River Project Agricultural Improvement and Power District and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 13, 2008)

10.5	Commitment Letter, dated July 18, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 21, 2008)

23.1#	Consent of GeothermEx, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.

*	Previously filed.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC. (Registrant)

October 14, 2008	/s/ Martin F. Petersen
(Date)	Martin F. Petersen, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†	Purchase Contract, dated April 3, 2008, between UTC Power Corporation and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 9, 2008)

10.2	Employment Agreement dated April 4, 2008 by and between Raser Technologies, Inc. and Brent M. Cook (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 19, 2008)

10.3†	Commitment Letter, dated May 16, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Thermo No. 1 BE-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 21, 2008)

10.4†	Renewable Power Purchase and Sale Agreement, dated June 11, 2008, between the Salt River Project Agricultural Improvement and Power District and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 13, 2008)

10.5	Commitment Letter, dated July 18, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 21, 2008)

23.1#	Consent of GeothermEx, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.

*	Previously filed.

#	Filed herewith.