Form 10-Q
period 2008-09-30
RASER TECHNOLOGIES INC
filed 2008-11-13
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of registrant’s common stock as of November 12, 2008 was 59,124,305 shares.

Raser Technologies, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$5,507,579	$5,912,210
Restricted cash	75,704	75,000
Accounts receivable	5,879	12,200
Unbilled receivable	—	192,157
Note receivable and accrued interest, net	143,629	506,273
Restricted short-term marketable securities (held to maturity)	4,444,782	—
Other current assets	474,418	725,648

Total current assets	10,651,991	7,423,488
Restricted cash	9,715,701	—
Restricted long-term marketable securities (held to maturity)	4,311,090	—
Land	1,812,358	—
Unproved property and prepaid delay rentals	6,369,278	6,153,688
Geothermal well field development	34,868,438	4,750,525
Power project construction-in-progress	49,244,524	603,814
Equipment, net	638,713	680,188
Intangible assets, net	1,431,505	515,037
Deferred financing and offering costs, net	11,050,303	—
Power project development deposits	10,602,090	3,562,500
Other assets	1,093,851	95,213

Total assets	$141,789,842	$23,784,453

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$39,312,431	$4,246,783
Short-term portion of long-term notes	3,245,402	—
Note payable	933,333	—
Deferred revenue	200,000	—

Total current liabilities	43,691,166	4,246,783
Asset retirement obligation	60,893	86,193
Long-term 7.00% senior secured note (non-recourse)	25,304,950	—
Long-term 8.00% convertible senior notes	55,000,000	—

Total liabilities	124,057,009	4,332,976

Minority interest	4,901,070	—

Contingencies and commitments, (see Notes C, J, K and L)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 59,011,107 and 55,923,705 shares issued and outstanding, respectively	590,111	559,237
Additional paid in capital	83,693,741	70,114,893
Accumulated deficit	(30,972,177)	(30,972,177)
Accumulated deficit after re-entry into development stage	(40,479,912)	(20,250,476)

Total stockholders’ equity	12,831,763	19,451,477

Total liabilities and stockholders’ equity	$141,789,842	$23,784,453

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

					For the period after re-entry into development stage (October 1, 2006 through September 30, 2008)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$30,000	$49,887	$166,423	$202,212	$531,212

Operating expense
Cost of sales	—	49,887	74,112	543,679	746,036
General and administrative	2,447,878	1,920,526	7,562,902	7,353,982	21,365,701
Power project development	3,232,729	708,010	8,012,210	1,572,271	10,649,525
Research and development	970,925	939,839	3,134,138	2,521,610	7,467,285

Total operating expenses	6,651,532	3,618,262	18,783,362	11,991,542	40,228,547

Operating loss	(6,621,532)	(3,568,375)	(18,616,939)	(11,789,330)	(39,697,335)
Interest income	94,030	195,856	265,306	597,385	1,222,474
Interest expense	(1,077,695)	—	(2,180,976)	—	(2,180,976)
Other	—	—	75,775	(31,159)	(51,473)

Loss before income taxes and minority interest	(7,605,197)	(3,372,519)	(20,456,834)	(11,223,104)	(40,707,310)
Tax benefit (expense)	—	—	—	—	—
Minority interest	227,398	—	227,398	—	227,398

Net loss applicable to common stockholders	$(7,377,799)	$(3,372,519)	$(20,229,436)	$(11,223,104)	$(40,479,912)

Loss per common share-basic and diluted	$(0.13)	$(0.06)	$(0.36)	$(0.21)

Weighted average common shares-basic and diluted	57,785,000	55,086,000	56,646,000	53,641,000

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			For the period after re-entry into development stage (October 1, 2006 through September 30, 2008)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(20,229,436)	$(11,223,104)	$(40,479,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	224,965	200,148	552,777
Deferred financing costs amortization	320,814	—	320,814
Bad debt expense	27,216	—	27,216
Write off of abandoned patent applications	11,534	102,358	142,311
Write off of abandoned unproved property	283,903	—	283,903
Loss (gain) on disposal of assets	8,448	(100)	11,332
Gain on completion of contract	(75,357)	—	(75,357)
Minority interest in operations of subsidiary	(227,398)	—	(227,398)
Common stock, stock options and warrants issued for services	2,638,765	3,892,113	9,887,500
Decrease (increase) in accounts receivable	(5,880)	15,750	(2,330)
Decrease (increase) in unbilled receivable	192,157	(108,629)	—
Decrease (increase) in other assets	168,978	(294,715)	54,316
Decrease (increase) in interest receivable	(66,102)	404,522	192,321
Increase in accounts payable and accrued liabilities	6,488,338	1,940,225	10,164,245
Decrease in unearned revenues	—	(24,433)	—
Increase in deferred revenues	200,000	—	200,000
(Decrease) increase in asset retirement obligation	(26,453)	—	59,740

Net cash used in operating activities	(10,065,508)	(5,095,865)	(18,888,522)

Cash flows from investing activities:
Purchase of restricted marketable equity securities	(8,687,175)	—	(8,687,175)
Increase in notes receivable	(142,500)	(500,000)	(642,500)
Proceeds from note receivable	350,000	5,547,552	5,897,552
Increase in deposits	(440,573)	(185,847)	(655,710)
Decrease (increase) in restricted cash	(9,716,405)	300,000	(9,391,405)
Increase in intangible assets	(946,910)	(89,192)	(1,090,732)
Purchase of equipment	(180,679)	(186,640)	(505,976)
Proceeds from the sale of equipment	2,403	5,000	7,403
Acquisition of unproved property	(490,858)	(897,640)	(5,911,659)
Acquisition of land	(1,811,063)	—	(1,811,063)
Well field development costs	(24,127,329)	(2,530,383)	(28,877,854)
Construction-in-progress costs	(19,382,251)	—	(19,986,065)
Power project equipment deposits	(7,056,375)	—	(10,618,875)
Power project development deposits	(3,242,612)	(3,716,878)	(3,603,915)

Net cash provided by (used in) investing activities	(75,872,327)	(2,254,028)	(85,877,974)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	27,854	6,404,788	6,453,897
Proceeds from exercise of common stock options	650,744	264,625	1,570,669
Proceeds from the issuance of 8.00% convertible senior notes	55,000,000	—	55,000,000
Proceeds from the issuance of 7.00% senior secured note (non-recourse)	26,130,874	—	26,130,874
Proceeds from ATM equity financing	24,160,319	—	24,160,319
Purchase of forward stock purchase transaction	(15,000,000)	—	(15,000,000)
Purchase of call spread option transaction	(5,850,000)	—	(5,850,000)
Incurrence of deferred financing fees	(4,161,587)	—	(4,161,587)
Proceeds from issuance of note payable	900,000	—	900,000
Proceeds from minority interest capital contribution	3,675,000	—	3,675,000
Proceeds from the sale of common stock in private equity placement	—	11,853,751	11,853,751

Net cash provided by financing activities	85,533,204	18,523,164	104,732,923

Net increase (decrease) in cash and cash equivalents	(404,631)	11,173,271	(33,573)
Cash and cash equivalents at beginning of period	5,912,210	3,351,568	5,541,152

Cash and cash equivalents at end of period	$5,507,579	$14,524,839	$5,507,579

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. & SUBSIDIARIES

(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A. Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Raser Technologies, Inc. and its subsidiaries. Unless the context requires otherwise, “Raser,” the “Company,” “we,” “our” or “us” refer to Raser Technologies, Inc. and its subsidiaries.

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other period.

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current year presentation.

Development Stage Enterprise

We currently operate as a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” In 2005, we transitioned from a development stage to an operating stage enterprise for accounting purposes. In the fourth quarter of 2006, our management reassessed our operations and determined that we should report as a development stage enterprise effective October 1, 2006. The decision was primarily based upon the fact that anticipated licensing revenue from the transportation and industrial technology segment did not materialize as expected, our determination that our efforts to license our technologies would take longer than originally anticipated, and a shift in our primary business focus to geothermal power systems development, requiring us to raise additional capital and perform many development stage activities that do not immediately generate revenues. Accordingly, the condensed consolidated statements of operations and cash flows include cumulative balances from the re-entry into the development stage date of October 1, 2006 to September 30, 2008.

We have raised additional capital to fund our geothermal power systems development activities and our other operations. We raised $12.5 million in a private placement of common stock that closed on March 30, 2007 and $6.3 million from subsequent exercises of warrants issued in connection with the private placement. We raised an additional $50.0 million from the issuance of 8.00% Convertible Senior Notes due 2013 (the “Convertible Notes”), which closed on March 26, 2008, and $5.0 million in connection with the issuance of additional Convertible Notes pursuant to the initial purchaser’s exercise of its overallotment option, which closed on April 1, 2008. On June 17, 2008, we entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which we were able to offer and sell through Merrill Lynch, as our sales agent, from time to time, shares of our common stock with an aggregate sales price of up to $25,000,000 (the “ATM Program”). Sales of shares under the ATM Program were made by means of ordinary brokers’ transactions on the NYSE Arca exchange at market prices. Merrill Lynch received from us a commission of 2.00%, based on the gross sales price per share, for any shares sold through it as our agent under the Sales Agreement. We began selling shares pursuant to the ATM Program during the third quarter of 2008, and we sold 732,000 shares pursuant to the ATM Program for an aggregate of $7.2 million. After deducting commissions of $0.1 million, we received net proceeds of $7.1 million from the sale of these shares. On August 15, 2008, we entered into an Amendment to the ATM Equity OfferingSM Sales Agreement with Merrill Lynch, pursuant to which we sold to Merrill Lynch 1,986,173 shares of our common stock in connection with a public offering of such shares at a public offering price per share of $8.95. Merrill Lynch acted as underwriter of the offering. The net proceeds from the sale of the 1,986,173 shares, after deducting Merrill Lynch’s underwriting discount of $695,161, and the offering expenses payable by us were approximately $17.1 million. The 1,986,173 shares, together with the 732,000 shares previously sold pursuant to the Sales Agreement, constituted all $25.0 million of the shares of common stock contemplated to be sold pursuant to the Sales Agreement.

We expect to obtain project financing for each geothermal power project that we develop. During the third quarter of 2008, we obtained project financing for our geothermal project near Beaver, Utah, which we refer to as the Thermo No. 1 project. The project financing arrangements for the Thermo No. 1 project included approximately $31.2 million of permanent non-recourse debt financing for the Thermo No. 1 project with a fixed annual interest rate of 7.00%. Our subsidiary, Thermo No. 1 BE-01, LLC (“Thermo Subsidiary”), received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. From the proceeds of the debt financing, we received approximately $14.1 million from our Thermo Subsidiary as repayment for construction costs at the Thermo No. 1 project that were incurred by us prior to closing the project financing. In addition, pursuant to the project financing agreements, our Thermo Subsidiary received a capital contribution of $3.7 million from the minority member (the “Class A member”) of the Thermo Subsidiary. See Note H. Long-Term Senior Secured Note (non-recourse) and Convertible Senior Notes for further discussion of the financing arrangements for the Thermo No. 1 project. In October 2008, our Thermo Subsidiary received the balance of the amount due under the financing agreement in the form of an additional $20.8 million capital contribution from the Class A member.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As discussed above, we re-entered the development stage in October 2006. As reflected in the accompanying condensed consolidated financial statements, as of September 30, 2008, we had cash and cash equivalents on hand of $5.5 million. Cash used in operations totaled approximately $4.9 million for the quarter ended September 30, 2008 and the accumulated deficit and deficit accumulated after re-entry into development stage totaled $71.5 million. We have incurred substantial losses since inception and we are not operating at cash breakeven.

Our continuation as a going concern is dependent on efforts to raise additional capital, increase revenues, reduce expenses, and ultimately achieve profitable operations. If we are unable to raise sufficient, additional capital on reasonable terms, liquidity concerns may require us to curtail or cease operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

As a result of the private placement of the Convertible Notes, our independent registered public accounting firm reissued its report with respect to our 2007 financial statements on April 1, 2008 to remove an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Although we raised substantial proceeds during the nine months ended September 30, 2008, as described above, we have used or committed a substantial portion of these proceeds to fund our operations and development efforts. Further, we are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts. Until we are in a position to generate significant revenues, we will need to continue to raise additional funds to continue operating as a going concern. We may seek this additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also acquire financing through a joint venture, the sale of one or more of our projects or interests therein, entry into a prepaid power purchase agreement with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not change which assets and liabilities are required to be recorded at fair value, but the application of SFAS 157 could change practices in determining fair value. We adopted this guidance effective January 1, 2008. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date for SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until our 2009 fiscal year.

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

No other new accounting pronouncement issued or effective during the current fiscal year had or is expected to have a material impact on our consolidated financial statements.

Concentration of Credit Risk

We maintain a portion of our available unrestricted cash in deposit accounts in one bank in Utah. At times, cash balances in these accounts may exceed federally insured limits. From time to time, we invest a portion of our unrestricted cash in an AIM Funds money market account, which is not affiliated with the bank where we maintain our deposit accounts. The money market account earns interest based on a variable rate. At September 30, 2008, our balance in the money market account was $4.6 million and the interest rate applicable to the money market account was 2.35% per annum. The average interest rate applicable to the money market account during the quarter ended September 30, 2008 was 2.36% per annum.

Cash from our checking account is swept nightly into an interest bearing account. At September 30, 2008, we had a balance of $0.9 million in this sweep account and the interest rate applicable to the sweep account was 2.10% per annum.

We invest our restricted cash balances in a money market fund managed by JP Morgan Fund. At September 30, 2008, we had a balance of $9.7 million invested in this money market fund and the interest rate applicable to the fund was 2.23% per annum.

Project financing proceeds received by our subsidiaries are subject to the terms and conditions of those arrangements. On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into various definitive agreements (the “Thermo Financing Agreements”) that provide debt financing and tax equity capital for the Thermo No. 1 project totaling $50.6 million. Pursuant to the Thermo Financing Agreements, the funds received can only be used for the purposes permitted by the Thermo Financing Agreements. Any funds not specifically allocated are restricted and can be used only by our Thermo Subsidiary for certain operating expenses. An independent administrative agent has been appointed to administer all of the Thermo Subsidiary’s cash deposits and disbursements. The independent administrative agent has deposited the cash into a money market fund, which earns interest at a variable rate. At September 30, 2008, the interest rate applicable to this money market fund was 2.23% per annum.

We reviewed the underlying investments included in the money market accounts described above and concluded that the money market accounts are properly classified as cash equivalents for financial statement purposes. Due to the nature of the investments included in these money market accounts, we consider it reasonable to expect that the fair market values of these investments will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. We have not experienced losses in our money market accounts, and we believe that we are not exposed to any significant credit risks relating to our money market accounts.

Concurrent with the issuance of our Convertible Notes, we entered into a Pledge and Escrow Agreement that required us to utilize approximately $8.7 million of the gross proceeds to purchase a portfolio of U.S. Treasury Strips that were placed in escrow to secure the payment of the first four interest payments on the Convertible Notes. Since these U.S. Treasury Strips are backed by the U.S. government, we believe that we are not exposed to any significant credit risk relating to these government securities.

During the nine months ended September 30, 2008, we generated revenue primarily from one government contractor. We do not believe we are exposed to any significant credit risk associated with our accounts receivable.

B. Restricted Short-Term and Long-Term Marketable Securities

On March 26, 2008, we sold $50.0 million aggregate principal amount of our Convertible Notes pursuant to the terms of a purchase agreement, dated March 19, 2008 (the “Purchase Agreement”), between Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser” or “Merrill Lynch”) and us. On April 1, 2008, we sold an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of the Initial Purchaser’s overallotment option. The accrued interest payments on the Convertible Notes are due semi-annually on October 1 and April 1 of each year from October 1, 2008 until April 1, 2013.

On March 26, 2008, we used approximately $7.9 million of the proceeds from the Convertible Notes to purchase four discounted U.S. Treasury Strips that have coupon dates and coupon amounts that correspond with the amount of interest payable at each semi-annual payment date of the Convertible Notes. On April 1, 2008, we also purchased additional U.S. Treasury Strips totaling approximately $0.8 million to secure the first four interest payments on the additional $5.0 million of Convertible Notes. Under the Pledge and Escrow Agreement, we are required to hold these securities to maturity. Accordingly, the discounts are amortized over the period of the coupon and recognized as interest income. At September 30, 2008 the short-term and long-term marketable securities were classified as follows:

Maturity	Principal Amount	Cost	Coupon Date	Coupon Amount
Short-term portion:
09/30/08	$2,056,000	$2,042,718	10/01/08	$2,055,556
09/30/08	$206,000	204,776	10/01/08	$206,000
03/31/09	$2,000,000	1,967,720	04/01/09	$2,000,000
03/31/09	$200,000	197,320	04/01/09	$200,000

		4,412,534
Discount amortization		32,248

Total at September 30, 2008		$4,444,782

Maturity	Principal Amount	Cost	Coupon Date	Coupon Amount
Long-term portion:
09/30/09	$2,000,000	$1,951,280	10/01/09	$2,000,000
09/30/09	$200,000	195,860	10/01/09	$200,000
03/15/10	$2,000,000	1,933,080	04/01/10	$2,000,000
03/15/10	$200,000	194,420	04/01/10	$200,000

		4,274,640
Discount amortization		36,450

Total at September 30, 2008		$4,311,090

Interest payments on the Convertible Notes totaling $2,261,556 were due and paid on October 1, 2008.

C. Unproved Property and Prepaid Delay Rentals

During the second quarter of 2007, we paid $25,000 to a property owner in California who granted us an option to further pursue the acquisition of geothermal rights on 640 acres of property. In August 2007, we exercised the option and paid $75,000 for the right to develop the geothermal resources on this property. However, during the second quarter of 2008, we determined that we would no longer pursue the development of the geothermal resources on this property and terminated our agreement with the property owner. Accordingly, we expensed $115,000 of capitalized unproved property costs relating to this project.

In January 2008, we paid $7,500 to enter into a binding option agreement to purchase 100% of the membership interests of a geothermal development company, which is a 49% member of an entity that has acquired leases around a proven geothermal resource in northern Utah. In July 2008, we received notice that the majority member of the geothermal development company had re-organized its ownership. Based upon this notice, we terminated the binding option agreement and received a refund of the $7,500.

In January 2008, we entered into a surface access and use lease agreement with a property owner in New Mexico and paid $320,000 to obtain surface right of way access and drilling rights to develop a geothermal power plant in Hidalgo County, New Mexico. The term of the lease agreement continues until our geothermal rights respective to a BLM lease have expired. Pursuant to the lease agreement, we also obtained certain water rights at $0.50 per acre foot of water with a minimum annual fee of $1,000. In August 2008, we paid $1,200 as a lease bonus and entered into a ground lease for 20 acres with the same property owner in New Mexico. The term of the lease agreement is indefinite, as long as the power plant, transmission and related facilities on the lease property are producing or capable of producing electricity from geothermal sources. Under the ground lease, we obtained the right to construct and operate a geothermal power plant and transmission facilities on the property. The New Mexico resource is one of the most well-studied low-temperature geothermal resources in the country. Multiple wells have been drilled on the leased property exhibiting temperatures in the range of 250 to 300 degrees Fahrenheit. Studies indicate that an operational production well on the leased property has the potential to generate approximately 7 MW of electricity. We are finalizing the permitting process for this project and have begun purchasing the key components of the plant, including the UTC PureCycle units and cooling tower components. There is a greenhouse operation and a fish farm nearby that utilize the geothermal resource for direct-use heating. During the summer of 2008, two UTC PureCycle units were installed at the local greenhouse operation and are currently producing power.

In January 2008, we paid $25,000 to obtain a binding option agreement with a land owner in Utah. Under the terms of the binding option agreement, 90 days from the execution of the agreement, we had the option to lease certain geothermal rights on the property totaling 108 acres. Based upon management’s further evaluation of the property, we decided not to exercise this option and terminated the binding option agreement. Accordingly, we expensed $25,000 of capitalized unproved property costs relating to this property.

In January 2008, we paid $10,000 as a lease bonus and entered into a geothermal lease with the owners of 984 acres of private property in Oregon. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants on the property. The initial lease term is 10 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. It is well known that this area in Oregon is a geothermally active area. While there are no existing wells on the leased property, the leased property is adjacent to a large-scale greenhouse operation with six operating shallow wells exhibiting temperatures as high as 200 degrees Fahrenheit. We are finalizing permitting for a power project on the leased property, and we are in the process of acquiring rights-of-way easements for a transmission interconnection. We have also conducted extensive geologic studies to determine the highest prospect areas for drilling. We expect to begin drilling potential wells for this project in 2009.

During the first quarter of 2008, we paid $40,000 to enter into two separate binding option agreements with two private property owners in Utah. Under the terms of the binding option agreements, we had options to lease certain geothermal and water rights on the properties. Based upon management’s further evaluation of the properties, we decided not to exercise these options and terminated our binding option agreements. Accordingly, we expensed $40,000 of capitalized unproved property costs relating to this property.

In April 2008, we paid $34,000 to enter into 17 geothermal lease agreements for certain properties in Utah. Under these lease agreements, we obtained the right to begin development and construction of geothermal power plants on approximately 33,400 acres of private property. The initial lease term for these Utah properties is 10 years, subject to certain extension provisions. The Utah leased properties were selected based on a number of factors that indicate the potential for geothermal resources. These leases are located throughout central and southern Utah and include properties that range from low-probability prospects to high-probability prospects. Although some drilling data exists for some of the leased properties, there are no established geothermal resources on these properties. We intend to evaluate these properties for potential future development.

In the second quarter of 2008, we paid $30,000 as lease bonuses and entered into two geothermal leases with two separate private land owners for 1,160 acres in Nevada. One of these leases has an initial term of 10 years and the other lease has a term of 15 years. In each case, the leases are subject to certain extension provisions. We also paid $21,000 as lease bonuses and entered into two geothermal leases with two separate private land owners for 470 acres in Utah. One of these leases has an initial term of 10 years and the other lease has a term of 20 years. In each case, the leases are subject to certain extension provisions. Under each of the Utah and Nevada lease agreements, we obtained the right to begin development and construction of geothermal power plants on the properties. While there are no existing wells or established geothermal resources on the leased property, the leased property is located in a well-studied area with multiple existing wells, one of which has shown temperatures of 265 degrees Fahrenheit at shallow depths. We are in the process of obtaining the necessary permits to begin drilling on the leased property.

Based on information obtained during the development of the Thermo No. 1 project, we believe the Thermo area has strong potential to support additional projects. Therefore, we have obtained additional geothermal leases in the vicinity of the Thermo No. 1 project. In the third quarter of 2008, we paid $61,250 as lease bonuses and entered into three geothermal leases with three separate private land owners for approximately 30,590 acres near the Thermo No. 1 project. Two of the leases have an initial term of 20 years and the other lease has a term of five years. In each case, the leases are subject to certain extension provisions. Under each lease, we obtained the rights to begin development and construction of geothermal power plants on the properties. Although the leased properties are near our Thermo No. 1 project, which has an established geothermal resource, there are no existing wells or established geothermal resources on the leased properties. We intend to further evaluate these properties for potential future development.

The following table sets forth our property acquisition costs by geographical area as of September 30, 2008:

State	Acreage		Capitalized Acquisition Costs (Unproved Property)	Prepaid Delay Rental Costs		Total Capitalized Costs
Nevada	33,560	(a)	$1,366,305	$50,000		$1,416,305
New Mexico	2,500		4,666,272	—		4,666,272
Utah	162,664	(b)	237,744	—		237,744
Washington and Oregon	78,898		48,957	—		48,957

Unproved property acquisition costs	277,622		$6,319,278	$50,000		$6,369,278

The following table sets forth our property acquisition costs by geographical area as of December 31, 2007:

State	Acreage		Capitalized Acquisition Costs (Unproved Property)	Prepaid Delay Rental Costs		Total Capitalized Costs
California	640	(c)	$210,076	$70,750	(d)	$280,826
Nevada	32,400	(a)	1,323,075	50,000		1,373,075
New Mexico	2,500		4,346,608	—		4,346,608
Utah	100,819	(b)	114,222	—		114,222
Washington and Oregon	77,914		38,957	—		38,957

Total	214,273		$6,032,938	$120,750		$6,153,688

(a)	In December 2006, we paid $25,000 in cash, as a lease bonus, to cover the first year rental obligation, and issue to the owner 25,000 restricted shares of Raser common stock that had a fair value of $115,250 on the grant date to obtain the right to begin development and construction of geothermal power plants on three ranches in central Nevada consisting of approximately 11,600 acres. Under the same lease agreement, we also obtained a grant of geothermal and surface rights, if any, held by a property owner with respect to three million additional acres of land currently used for ranching in central Nevada. We have not yet performed the necessary due diligence to determine what, if any, geothermal rights the property owner has with respect to these three million acres of land. As a result, our ability to ultimately lease any geothermal and surface rights on this land is uncertain. We expect to conduct due diligence to determine what, if any, geothermal rights the property owner has with respect to the three million acres of land during the fourth quarter of 2008.

(b)	Includes a geothermal resource lease agreement with a party that holds an undivided 75% interest on 11,294 acres of land in Utah.

(c)	Acreage excludes interests in approximately 11,000 acres of mineral rights in the State of California. These mineral rights represented mining claims that we staked adjacent to our previously optioned property in California. As noted above, during the second quarter of 2008, management decided not to pursue the project and expensed the related acquisition costs. During the third quarter, management decided to also abandon the mining claims and expensed the related acquisition costs totaling $95,466.

(d)	Delay rentals totaling $70,750 relating to the mining rights were prepaid in 2007 and expensed in 2008.

In connection with the lease of 11,600 acres in Nevada, we also obtained a grant of the geothermal and surface rights, if any, held by the property owner with respect to an additional three million acres of land in central Nevada that is currently used for ranching. We have not performed the necessary due diligence to determine what, if any, geothermal rights the property owner has with respect to these three million acres of land. As a result, our ability to ultimately lease any geothermal and surface rights on this land is uncertain. We expect to conduct due diligence to determine what, if any, geothermal rights the property owner has with respect to the three million acres of land during the fourth quarter of 2008.

Once a viable resource is verified by an independent geothermal engineer, the unproved property is classified as “proved” property. Because geothermal resources are renewable, we do not believe it is appropriate to apply principles of depletion to the costs associated with our proved geothermal resources. Instead, we intend to amortize/depreciate the capitalized costs related to the geothermal resources used by each geothermal power plant, together with the costs of the applicable geothermal plant, over the useful life of such power plant which is generally expected to be 35 years. As of September 30, 2008, we have begun drilling one well on one property in Nevada (the Truckee project) and ten wells on one property in Utah (the Thermo No. 1 project). We have not completed our evaluation for viability, generating capacity, or potential reserves of the Truckee project. In August 2008, we received, however, a report from independent engineers verifying the viability, generating capacity and potential reserves for the Thermo No. 1 project. Accordingly, the acquisition cost of the leased property for the Thermo No. 1 project has been reclassified totaling $1,295.

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

Collateralized Leases

On May 16, 2008, we and our Thermo Subsidiary entered into a financing commitment letter (the “Thermo Commitment”) with Merrill Lynch relating to the project financing and tax equity funding for the Thermo No. 1 project. On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into the Thermo Financing Agreements that provide debt financing and tax equity capital for the Thermo No. 1 project.

Pursuant to the Thermo Financing Agreements, we agreed to contribute, as Class B membership equity interests, seven geothermal leases held by certain of our wholly owned subsidiaries to the Thermo Subsidiary. One of the geothermal leases contains the property totaling 1,507 acres on which we had drilled ten wells that are being developed as either production wells or re-injection wells for the Thermo No. 1 project. The other six geothermal leases represent parcels of land surrounding the Thermo No. 1 project area totaling 8,892 acres (“Collateral Parcels”). The Thermo Subsidiary also granted to Deutsche Bank (the “Collateral Agent”) a security interest and continuing lien on all of our right, title and interest in the seven contributed geothermal leases to be held as collateral by the Collateral Agent to secure prompt and complete payment when any and all of the obligations become due.

Pursuant to the Thermo Financing Agreements, the Collateral Agent is instructed to release all liens and return the Collateral Parcels to us when construction of the geothermal power plant is deemed to be substantially complete. Additionally, the Collateral Agent is further instructed to remove all liens on approximately 867 acres of the remaining leased property upon receiving certification from an independent geothermal engineer, at any time after 18 months, that the geothermal resource is expected to remain viable long-term.

D. Geothermal Well Field Development

We have either obtained or are in the process of obtaining permits for the development of eight geothermal projects located in Utah, Nevada, New Mexico and Oregon. During the third quarter of 2008, we continued developing well fields on certain properties in Nevada and Utah. We received appropriate permits and drilled one well at our Truckee project in Nevada and ten wells at our Thermo No. 1 project in Utah. We also began the permitting process to develop well fields at two additional sites in Nevada, two additional sites in Utah, one site in New Mexico and one site in Oregon. We capitalized intangible drilling costs primarily relating to permit preparation, equipment rental, certain direct labor and overhead charges and other services, and we capitalized tangible drilling costs for items such as pipes, wellheads, rings, and drilling pads. The following table sets forth our capitalized well field development costs by geographical area as of September 30, 2008:

State	Intangible Drilling Costs	Tangible Drilling Costs	Total Capitalized Costs
Nevada	$2,798,202	$384,174	$3,182,376
New Mexico	256,074	—	256,074
Utah	27,937,859	3,427,783	31,365,642
Washington and Oregon	64,346	—	64,346

Total	$31,056,481	$3,811,957	$34,868,438

The following table sets forth our capitalized well field development costs by geographical locations as of December 31, 2007:

State	Intangible Drilling Costs	Tangible Drilling Costs	Total Capitalized Costs
Nevada	$2,632,305	$384,174	$3,016,479
New Mexico	12,168	—	12,168
Utah	1,473,420	248,458	1,721,878

Total	$4,117,893	$632,632	$4,750,525

As of September 30, 2008, we had drilled one well at our Truckee project in Nevada, which has not been fully evaluated for geothermal viability, generating capacity, or potential reserves. We incurred costs of $3.0 million in connection with this well. As of September 30, 2008, we have drilled ten wells at our Thermo No. 1 project in Utah. In August 2008, we received a report from independent engineers verifying the viability, generating capacity and potential reserves for the Thermo No. 1 project. As of September 30, 2008, the well field development costs for the Thermo No. 1 project totaled $31.2 million. These costs will be amortized over the expected life of the geothermal power plant when it is placed in service.

E. Power Project Construction-in-Progress

During the third quarter of 2008, we continued construction at the Thermo No. 1 project. Major construction at the plant was completed in October of 2008, and the plant is expected to be fully operational by the end of 2008.

As of September 30, 2008, pursuant to purchase agreements with a manufacturer, we had taken delivery of 84 generating units for use in the geothermal power plants we are developing. Fifty of these generating units have been installed at the Thermo No. 1 project, and two additional generating units are being stored for use as replacement generating units for the Thermo No. 1 project. The other 32 generating units are being stored at the Lightning Dock project pending installation at that project.

In order to connect a geothermal power plant to the existing power lines, we must construct transmission lines from the plant to the local utility interconnection point. We also must construct a substation at or near the facility that will increase the voltage from the generation facility to match local utility transmission voltages. We completed construction of approximately 6.5 miles of transmission lines for the Thermo No. 1 project in July 2008. We capitalized approximately $2.1 million of costs associated with the construction of these transmission lines.

Power project construction-in-progress consisted of the following at September 30, 2008 (by project):

	September 30, 2008	December 31, 2007
Thermo No. 1 project:
Power plant construction-in-progress	$33,422,715	$603,814
Transmission lines construction-in-progress	2,088,079	—
Accumulated depreciation	—	—

Total Thermo No. 1 project	35,510,794	603,814

Lightning Dock project:
Power plant construction-in-progress	$12,453,912	$—
Transmission lines construction-in-progress	—	—
Accumulated depreciation	—	—

Total Lightning Dock project	12,453,912	—

Other projects:
Power plant construction-in-progress	$1,279,818	$—
Transmission lines construction-in-progress	—	—
Accumulated depreciation	—	—

Total other projects	1,279,818	—

Net power project construction-in-progress	$49,244,524	$603,814

Amounts capitalized as power project construction-in-progress will not be depreciated until the applicable geothermal power plant is placed in service.

F. Note Payable

On February 15, 2008, we executed a promissory note, whereby we agreed to pay to Lightening Dock Geothermal, Inc. (“Lender”) $900,000 in principal plus $50,000 in interest on or before January 5, 2009. The promissory note is secured by a mortgage agreement whereby, our BLM lease is assigned as security against an event of default by us. In the event that we cannot pay the promissory note when due, an event of default would occur. Under the mortgage agreement, we would have 15 business days to cure such event of default or the Lender may exercise any or all of its rights, remedies and recourses including, but not limited to, foreclosure and sale of the BLM lease. Accrued interest payable on this promissory note at September 30, 2008 totaled $33,333.

G. Asset Retirement Obligation

Pursuant to the purchase of our BLM lease in New Mexico, we agreed to assume certain plug and abandon obligations for certain wells on the leased land. Management determined that the present value of the total estimated costs to plug and abandon the wells was $86,193. In February 2008, we plugged and abandoned 11 of the well sites at a cost of $26,453. No additional wells were required to be plugged and abandoned during the third quarter of 2008.

H. Long-Term Senior Secured Note (non-recourse) and Convertible Senior Notes

On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into the Thermo Financing Agreements that provide debt financing and tax equity capital for the Thermo No. 1 project. According to the Thermo Financing Agreements, the project financing arrangements for the Thermo No. 1 project included approximately $31.1 million of permanent non-recourse debt financing for the Thermo No. 1 project with a fixed annual interest rate of 7.00% over 18 years. Our Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. Pursuant to the Thermo Financing Agreements, the debt financing for the Thermo No. 1 project is held by our Thermo Subsidiary, which is responsible for debt service, all maintenance and operations expenses, and the payment of various fees and distributions to us and Merrill Lynch. Accordingly, if our Thermo Subsidiary defaulted on the loan, there would be no recourse to us to pay the unpaid balance.

On March 26, 2008, we sold $50.0 million aggregate principal amount of our 8.00% Convertible Notes due 2013 pursuant to the terms of the Purchase Agreement between the Initial Purchaser and us. We granted the Initial Purchaser of the Convertible Notes a 30-day overallotment option to purchase up to an additional $5.0 million aggregate principal amount of the Convertible Notes. On April 1, 2008, we sold an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of the Initial Purchaser’s overallotment option. The Convertible Notes were offered through the Initial Purchaser only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. Six qualified institutional buyers purchased the Convertible Notes. The net proceeds from the sale of the Convertible Notes, after deducting financing fees of $2.2 million, totaled $52.8 million. The Convertible Notes’ financing fees of $2.2 million has been capitalized as a deferred financing fee and will be amortized as additional interest expense over the five-year term of the Convertible Notes.

The Convertible Notes bear interest at a rate of 8.00% per annum, which is payable semi-annually. The Convertible Notes are convertible, at the holder’s option, at an initial conversion rate of 108.3658 shares of common stock per $1,000 principal amount of Convertible Notes, which represents a 20% conversion premium based on the last reported sale price of $7.69 per share of our common stock on March 19, 2008. Conversion of all Convertible Notes will result in the issuance of up to a maximum of 5,960,121 shares of our common stock. As of September 30, 2008, none of the Convertible Notes had been converted. The Convertible Notes are unsecured and rank on parity with all of our other existing and future unsecured indebtedness.

Concurrently, with the pricing of the Convertible Notes, we entered into a call spread option transaction (see Note K. Stockholders’ Equity below) and a confirmation of a forward stock purchase transaction (see Note K. Stockholders’ Equity below) with an affiliate of the Initial Purchaser of the Convertible Notes. We used approximately $15.0 million of the net proceeds from the offering to repurchase shares of our common stock pursuant to the forward stock purchase transaction and approximately $5.9 million of net proceeds to fund the call spread option transaction. We used the remaining net proceeds from the offering for general corporate purposes and to continue well field and other development activities for the geothermal power plants we are developing.

I. Minority Interest

In conjunction with the Thermo No. 1 project financing, our Thermo Subsidiary issued new member units to Merrill Lynch L.P. Holdings Inc. (“Class A Investor”) who contributed $24.5 million in exchange for an equity interest, of which $3.7 million was received on September 8, 2008 and the remaining balance of $20.8 million was received on October 20, 2008.

The Thermo Financing Agreements provide for the allocation of 99% of profits and losses to the Class A Investor until the Class A Investor earns a target rate of return. Upon reaching the target rate of return, the Class A Investor’s allocation of profits and losses will be reduced to 5.00%.

Because we maintained a 75% voting interest in our Thermo Subsidiary, we will continue to consolidate 100% of the assets and liabilities of our Thermo Subsidiary. The Class A Investor’s interest in our Thermo Subsidiary is reflected as “Minority Interest” in our consolidated balance sheet and statement of operations.

In conjunction with the issuance of Class A member interest, our share of our Thermo Subsidiary’s net equity was reduced by $1.4 million. In accordance with SEC Staff Accounting Bulletin Topic 5H, we elected to record the $1.4 million as a reduction in paid in capital.

J. Contingencies and Commitments

Contingent Options and Share Grants

We previously entered into a geothermal project alliance agreement whereby a service provider agreed to provide engineering advice to us relating to geothermal drilling and geothermal power plant construction. As part of the consideration for the agreement, we agreed to grant 5,000 shares of common stock upon issuance of a certificate of completion with respect to each of the first three specific projects. During the second quarter of 2008, management assessed the likelihood of completing the contingent requirements and concluded that the completion of the first geothermal power plant was considered “probable” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we recognized equity compensation for the three and nine months ended September 30, 2008 totaling $13,380 and $29,118, respectively. For the other two specific projects, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we did not recognize equity compensation for the other two specific projects during the nine months ended September 30, 2008.

We previously granted options to purchase 50,000 shares of our common stock to a key executive in our power systems segment. Vesting of these options is contingent upon successfully placing each of our first three geothermal power plants in service. The options will vest with respect to one third of the shares each time one of the three geothermal power plants is successfully placed in service. The option exercise price is $7.20 per share, which was the closing market price on the grant date. Failure to successfully place any of the first three geothermal power plants in service will result in the forfeiture of one third of the unvested contingent options. During the second quarter of 2008, management assessed the likelihood of completing the contingent requirements and concluded that the completion of the first geothermal power plant was considered “probable” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we recognized equity compensation for the three and nine months ended September 30, 2008 totaling $32,337 and $64,674, respectively. For the other two specific projects, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we did not recognize equity compensation for the other two specific projects during the nine months ended September 30, 2008.

Guarantees

On August 31 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into the Thermo Financing Agreements. The Thermo Financing Agreements included an equity capital contribution agreement (the “ECCA”) between our Thermo Subsidiary and Merrill Lynch L.P. Holdings, Inc. (“ML Holdings”). Pursuant to the ECCA, our Thermo Subsidiary agreed to fund any drilling costs in excess of the original drilling account escrow of $5.7 million established to complete the well field drilling of the Thermo No. 1 project (the “Drilling Escrow Top Up”). In conjunction with independent geothermal engineers, we have performed monthly reviews of our estimated cost to complete the well field for production. Through November 12, 2008, we have contributed an additional $3.3 million to the drilling account escrow for completion of the well field.

The Thermo Agreements include a guaranty agreement dated August 31, 2008 among our Thermo Subsidiary, the Class A investors of our Thermo Subsidiary, and us. Under the guaranty agreement, we guarantee the full payment of the Drilling Escrow Top Up. Our liability under this agreement will continue until the guaranteed obligation is satisfied in full. We expect to complete our drilling at the Thermo No. 1 project during the fourth quarter of 2008.

The Thermo Financing Agreements, also include an engineering, procurement and construction agreement (the “EPC Agreement”) with our Thermo Subsidiary. Pursuant to the EPC Agreement, we agreed to oversee the engineering, procurement and construction of the geothermal power plant for the Thermo No. 1 project. In addition, we guaranteed the completion of the geothermal power plant construction and the payment of all services performed by the subcontractors. We expect to make the payments to the subcontractors, including cost overruns, if any, in the ordinary course of business. All intercompany transactions related to the EPC Agreement are eliminated in consolidation of the financial statements.

In connection with the Thermo Financing Agreements, we also entered into an amended and restated purchase contract (the “Amended and Restated Purchase Contract”) with UTC Power, a United Technologies Company (“UTC”) relating to the purchase of generating units for the Thermo No. 1 project. Under the terms of the Amended and Restated Purchase Contract, UTC has agreed to allow us to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 project. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, then we will keep the retained portion of the purchase price as a liquidated damages payment. If the Thermo No. 1 project is not successfully completed as a result of any other reason, we will reimburse UTC for any liquidated damages paid by UTC. To secure payment of our obligations to reimburse UTC under the Amended and Restated Purchase Contract, we provided a security interest to UTC in five patents relating to our transportation and industrial segment. We believe that the likelihood that we will be obligated to reimburse UTC for liquidated damages under the Amended and Restated Purchase Contract is “remote.” Accordingly, we estimate the maximum potential obligation and the related fair value of the obligation under the Amended and Restated Purchase Contract to be immaterial at this time. Therefore, no liability had been recorded at September 30, 2008.

As of September 30, 2008, we did not have any letters of credit or repurchase obligations.

K. Stockholders’ Equity

Stock-Based Compensation Plans

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004 our stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first day of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of September 30, 2008, we were authorized to issue up to 7,943,173 shares of common stock pursuant to the Plan.

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

Employee and Director Share Grants and Option Grants

No shares of common stock were granted to employees during the three and nine months ended September 30, 2008, respectively. 5,000 shares of common stock were granted to an employee during the three months and nine months ended September 30, 2007, respectively. We granted to our employees and directors options to purchase an aggregate of 125,950 and 537,950 shares of common stock in the three and nine months ended September 30, 2008, respectively. We granted to our employees and directors options to purchase an aggregate of 207,500 and 992,500 shares of common stock in the three and nine months ended September 30, 2007, respectively.

During the three and nine months ended September 30, 2008 and 2007, 3,000 and 2,000 vested options expired, respectively. During the three and nine months ended September 30, 2008, zero and 41,375 unvested options were forfeited by employees, respectively. During the three and nine months ended September 30, 2007, 2,500 and 10,500 unvested options were forfeited by employees, respectively.

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

On September 25, 2008, in partial settlement of an outstanding invoice, we granted 100,000 restricted shares of our common stock to a service provider for design and engineering services related to our geothermal power plant development efforts. The 100,000 shares represented the fair value of the amount to be applied towards the outstanding invoice on the date of the grant. The fair value of these shares totaled $419,000.

Third Party Option and Warrant Grants

Stock options and warrants granted to non-employees for services are accounted for in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” which requires expense recognition based on the fair value of the options. We calculate the fair value of options and certain warrants that have been granted by using the Black-Scholes pricing model. During the three and nine months ended September 30, 2008 we granted no options to third parties to purchase shares of our common stock, respectively. During the three and nine months ended September 30, 2007, we issued 35,000 options to a property owner as consideration for surface rights to a geothermal property in central Nevada, respectively. See discussion of contingently vesting warrants issued during 2007 and 2008 and utilization of a binomial lattice model to calculate their fair value in Note L. Warrants below.

The maximum term of each option is ten years. With respect to stock options granted during the three months and nine months ended September 30, 2008 and 2007, the assumptions used in the Black-Scholes option-pricing model were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.79-3.39%	4.17-5.05%	2.61-3.66%	4.17-5.05%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	97-99%	99%	97-99%	99-101%
Expected exercise life (in years)	6.0	6.0	6.0	6.0

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

During the three and nine months ended September 30, 2008, we issued 45,000 and 148,125 shares of common stock as a result of option exercises, and 2,000 and 5,990 shares of common stock as a result of warrant exercises, respectively. During the three and nine months ended September 30, 2007, we issued 52,500 and 72,500 shares of common stock as a result of option exercises, and 1,065,155 shares of common stock as a result of warrant exercises, respectively.

The total intrinsic value of options exercised in the three and nine months ended September 30, 2008 was approximately $14,400 and $161,558, respectively. The cash received from exercises of options during the three and nine months ended September 30, 2008 was approximately $164,000 and $650,744, respectively. The total intrinsic value of options exercised in the three and nine months ended September 30, 2007 was approximately $460,994 and $532,919, respectively. The cash received from exercises of options during the three and nine months ended September 30, 2007 was approximately $191,625 and $264,625, respectively.

In the three and nine months ended September 30, 2008, the intrinsic value of warrants exercised was approximately $12,350 and $44,031, respectively, and cash received from the warrants exercised totaled $9,300 and $27,854, respectively. The intrinsic value of the warrants exercised totaled $8,103,702 during the three and nine months ended September 30, 2007, respectively. Cash received from warrants exercised totaled $6,404,788 during the three and nine months ended September 30, 2007, respectively.

The activity for stock options and warrants during the first nine months of 2008 is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2008:	2,910,566	$8.14
Granted	3,872,000	15.25
Exercised	(104,500)	4.71
Expired or forfeited	—	—

Outstanding at March 31, 2008:	6,678,066	$12.34	$5,868,835
Granted	345,000	9.43
Exercised	(2,615)	5.01
Expired or forfeited	(91,375)	12.00

Outstanding at June 30, 2008:	6,929,076	$12.16	$8,375,327
Granted	125,950	5.40
Exercised	(47,000)	3.69
Expired or forfeited	(3,000)	16.10

Outstanding at September 30, 2008:	7,005,026	$12.10	$6,058,982

Exercisable at March 31, 2008:	1,552,216	$7.22	$4,388,990

Exercisable at June 30, 2008:	1,647,526	$7.39	$6,001,972

Exercisable at September 30, 2008:	3,012,451	$10.57	$4,258,391

The following tables summarize certain stock option and warrant information at September 30, 2008:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise prices	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 - $5.75	1,319,693	6.71	$4.42	$5,389,392
$ 6.00 - $11.00	1,135,500	8.50	8.33	669,590
$11.01 - $17.20	3,816,500	6.66	14.29	—
$18.25 - $25.95	733,333	6.31	18.65	—

Total	7,005,026	6.93	$11.92	$6,058,982

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise prices	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 - $5.75	909,493	5.73	$4.13	$3,975,588
$ 6.00 - $11.00	396,700	7.80	8.03	282,803
$11.01 - $17.20	1,672,925	6.53	14.37	—
$25.95	33,333	6.55	25.95	—

Total	3,012,451	6.46	$10.57	$4,258,391

The following table summarizes the non-vested stock options at September 30, 2008:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2008	1,395,925	$7.73
Granted	172,000	11.40
Vested	(157,075)	6.40
Forfeited	—	—

Non-vested at March 31, 2008:	1,410,850	$8.32
Granted	340,000	7.54
Vested	(92,925)	8.63
Forfeited	(91,375)	12.00

Non-vested at June 30, 2008:	1,566,550	$7.92
Granted	125,950	4,25
Vested	(64,925)	8.91
Forfeited	—	—

Non-vested at September 30, 2008:	1,627,575	$7.60

The following table summarizes the non-vested stock awards at September 30, 2008:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Outstanding at January 1, 2008:	44,850	$8.54
Granted	71,514	11.47
Vested	(74,680)	11.62
Forfeited	—	—

Outstanding at March 31, 2008:	41,684	$8.03
Granted	29,500	9.95
Vested	(39,767)	7.74
Forfeited	—	—

	Number of Shares	Weighted average per share fair market value
Outstanding at June 30, 2008:	31,417	$10.20
Granted	100,000	4.51
Vested	(100,667)	4.57
Forfeited	—	—

Outstanding at September 30, 2008:	30,750	$10.14

As of September 30, 2008, there was $10,680,891 (pre-tax) and $222,414 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 2.04 years. As of September 30, 2008, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
Remainder of 2008:	$969,991
2009	3,682,332
2010	3,244,063
2011	1,582,902
2012	1,126,242
2013	297,775

Total:	$10,903,305

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

We accounted for the forward stock purchase transaction pursuant to guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” Accordingly, the $15.0 million cost of the forward stock purchase transaction was recorded as a reduction to additional paid in capital on the Balance Sheet during the first quarter of 2008 and we will not recognize subsequent changes in fair value.

L. Warrants

Contingent Warrants

On January 16, 2008, we granted to Merrill Lynch warrants to purchase up to 3,700,000 shares of our common stock, subject to vesting requirements associated with the financing of our geothermal power plants. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. In accordance with the anti-dilution provisions included in the warrants, the issuance of the Convertible Notes and the issuance of common stock during the third quarter of 2008 resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $14.21 to $18.30. The warrants expire on January 16, 2015 and would generate proceeds totaling $52.6 million if all of the warrants vest and are exercised.

Warrants to purchase 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project. These warrants are immediately exercisable and have a current exercise price of $14.21. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the performance criteria related to the vesting of the warrants has been completed. Since the vesting of warrants was a result of closing the project financing, we allocated the fair value between the net proceeds of the debt and the amount of equity contribution in our Thermo Subsidiary. We used a binomial lattice option-pricing model to calculate the fair value of the vested warrants. Accordingly, the fair value of the vested warrants allocated to the issuance of debt totaled $3,999,334 and the fair value of the vested warrants allocated to the equity contribution in our Thermo Subsidiary totaled $3,749,728.

However, since the performance criteria related to the vesting of the remaining unvested warrants has not been completed, we have not recognized the fair value of the unvested warrants as deferred financing costs. The fair value of any of the remaining unvested warrants that vest in the future will be capitalized and recorded as deferred financing costs.

The number of unvested warrants that vest in connection with a project funding will depend on the amount of funding provided. No more than 3,700,000 warrants may vest pursuant to the financing of the first 100 MW of power projects funded under the Merrill Lynch Commitment Letter. The following table sets forth the general terms of the vesting schedule and the exercise price (as adjusted through September 30, 2008) applicable to each portion of warrants to vest in accordance with the schedule:

Vesting Schedule	Exercise Price
Concurrent with the closing of the funding with respect to the Thermo No. 1 project, warrants vested and became exercisable for the purchase of 1,350,000 shares of common stock.	$14.21
Concurrent with the closing of each funding with respect to any portion of the next 10 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 150,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$14.21
Concurrent with the closing of each funding with respect to any portion of the next 30 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 100,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$14.21
Concurrent with the closing of each funding with respect to any portion of the next 50 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 50,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$18.30
Concurrent with the closing of the funding with respect to the final MW (i.e., the one hundredth MW) of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 200,000 shares of common stock.	$18.30

The applicable exercise prices set forth above will be subject to further reductions to the extent we sell shares of our common stock at an effective price per share less than the exercise prices applicable to the warrants at the time such shares are issued.

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

The 3,700,000 warrants expire on January 16, 2015. With respect to the vesting of the 1,350,000 warrants on the closing date of the Merrill Lynch financing, the assumptions used in the binomial lattice option-pricing model were as follows:

Risk-free interest rate	3.39%
Expected dividend yield	0.0%
Volatility	91%
Time to maturity (in years)	7.0

The risk-free interest rate is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. Expected dividend yield is based on our dividend history and anticipated dividend policy. Expected volatility is based on historical volatility for our common stock.

Contingent Warrant Registration Rights Agreement

In connection with the Commitment Letter and the issuance of warrants to purchase up to 3,700,000 shares of our common stock, we entered into a registration rights agreement that provides the holder of the warrants with certain rights to register the resale of the warrants and the shares of common stock issuable upon exercise of the warrants. Upon a series of warrants vesting, we are obligated to register the shares underlying the vested warrants for resale pursuant to the exercise of such warrants and cause the registration statement to remain continuously effective until all vested warrants are exercised or expired. Merrill Lynch agreed to permit us to defer our obligation to register the resale of the warrants that vested in connection with the funding of the Thermo No. 1 project until such registration is requested by Merrill Lynch. We do not believe the proposed merger of Merrill Lynch’s parent with Bank of America Corporation will alter our understanding or Merrill Lynch’s understanding of our outstanding obligations under the registration rights agreement with Merrill Lynch. Management currently believes that the likelihood we will fail to register the shares in accordance with the registration rights agreement or fail to cause the registration statement to remain continuously effective is “remote” as defined in SFAS No. 5 “Accounting for Contingencies.” Accordingly, no accrued liability is deemed necessary.

M. Net Loss Per Common Share

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

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on September 30, 2008:

	“In the Money”	“Out of the Money”
Warrants granted	25,243	3,715,000
Vested employee options	1,023,800	503,408
Unvested employee options	704,650	922,925
Vested contractor options	75,000	35,000

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on September 30, 2007:

	“In the Money”	“Out of the Money”
Warrants granted	35,804	—
Vested employee options	1,086,125	169,458
Unvested employee options	1,075,875	272,875
Vested contractor options	247,000	35,000

Unvested and fully-vested and undelivered stock grants totaling 30,750 and 85,517 were outstanding on September 30, 2008 and 2007, respectively. None of these contingent shares have met the performance criteria for vesting. These warrants, options and share grants were not included in the calculation of diluted net loss per share because their effect was anti-dilutive. Our common stock underlying the call spread option transaction and forward stock purchase transaction would be recorded as treasury stock when delivered and; therefore, would be excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.

N. Fair Value

Transition Impact

We adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008. As a result, the effect of adopting SFAS 157 was to implement the guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value as noted below.

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

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. Our Level 2 assets include our restricted cash certificate of deposit. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through back testing to trade data or confirmation that the pricing service’s significant inputs are observable) or determined through use of valuation methodologies using observable market inputs such as market interest rates.

Level 3—Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect our or third party pricing service assumptions we believe market participants would use in pricing the asset or liability. Level 3 valuations are normally determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. We currently do not have any Level 3 assets and liabilities.

The table below presents the balances of assets measured at fair value on a recurring basis at September 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,507,579	$0	$0	$5,507,579
Restricted cash	9,715,701	75,704	0	9,791,405

Total assets	$15,223,280	$75,704	$0	$15,298,984

O. Business Segments

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

The presentation below comprises financial information relating to our segments for the three and nine months ended September 30, 2008 and 2007, respectively:

	Transportation and Industrial Technology	Power Systems	Corporate and Other	Total
As of and for the Three Months Ended September 30, 2008
Revenues	$—	$30,000	$—	$30,000
Segment Operating Loss	(978,844)	(3,202,729)	(2,439,959)	(6,621,532)
Depreciation and Amortization	52,018	5,427	17,483	74,928
Fixed Asset Purchases	11,226	—	30,848	42,074
Well Field Development Purchases	—	14,860,086	—	14,860,086
Construction-in-progress Purchases	—	29,605,575	—	29,605,575
Total Assets	$700,057	$114,109,968	$23,792,548	$138,602,573

As of and for the Three Months Ended September 30, 2007
Revenues	$49,887	$—	$—	$49,887
Segment Operating Loss	(984,772)	(710,854)	(1,872,749)	(3,568,375)
Depreciation and Amortization	44,934	2,844	20,108	67,886
Fixed Asset Purchases	40,751	—	37,253	78,004
Well Field Development Purchases	—	2,180,745	—	2,180,745
Total Assets	$1,309,673	$8,533,706	$15,133,819	$24,977,198

	Transportation and Industrial Technology	Power Systems	Corporate and Other	Total
As of and for the Nine Months Ended September 30, 2008
Revenues	$136,423	$30,000	$—	$166,423
Segment Operating Loss	(3,095,230)	(8,091,820)	(7,429,889)	(18,616,939)
Depreciation and Amortization	147,069	15,417	62,479	224,965
Fixed Asset Purchases	82,510	23,522	74,647	180,679
Well Field Development Purchases	—	30,117,913	—	30,117,913
Construction-in-progress Purchases	—	48,640,710	—	48,640,743
Total Assets	$700,057	$114,109,968	$23,792,548	$138,602,573

As of and for the Nine Months Ended September 30, 2007
Revenues	$202,212	$—	$—	$202,212
Segment Operating Loss	(3,100,746)	(1,580,682)	(7,107,902)	(11,789,330)
Depreciation and Amortization	135,311	8,411	56,426	200,148
Fixed Asset Purchases	116,660	1,447	68,533	186,640
Well Field Development Purchases	—	2,530,383	—	2,530,383
Total Assets	$1,309,673	$8,533,706	$15,133,819	$24,977,198

P. Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefit which would affect our effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2007 and for the nine months ended September 30, 2008.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2008, we had no accrued interest or penalties related to uncertain tax positions. The federal return for the 2007 tax year remains open to examination and the tax years 2004-2007 remain open to examination by other taxing jurisdictions to which we are subject. The Internal Revenue Service completed their examination of our 2005 federal tax return during the second quarter of 2008 without any material adjustments.

Q. Supplemental Cash Information

For the nine months ended September 30, 2008:

•	No cash was paid for interest and $400 was paid for income taxes.

•

We recorded in accrued liabilities certain capitalized well field development expenditures that were not paid as of September 30, 2008. These accrued capitalized costs included both tangible and intangible drilling costs and were omitted from the statement of cash flows as non-cash items totaling $5,987,546.

•

We recorded in accrued liabilities and accounts payable certain capitalized power systems equipment and contractor fees that were not paid as of September 30, 2008. These accrued expenses included equipment such as pumps, cooling towers, generating units and related construction costs for a geothermal power plant under construction. These accrued capitalized costs were omitted from the statement of cash flows as non-cash items totaling $24,504,780.

•

We recorded a $450,000 non-cash payment for 45,732 shares of our common stock issued to settle an outstanding invoice from a service provider for design and engineering services relating to construction of a geothermal power plant. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

•

We recorded a $419,000 non-cash payment for 100,000 shares of our common stock issued to settle a portion of an outstanding invoice from a service provider for design and engineering services relating to construction of a geothermal power plant. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

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

•

We recorded a $9,930 non-cash payment for 1,000 shares of our restricted common stock issued to acquire geothermal mineral rights on properties in Nevada. The non-cash payment was equal to the fair market value of the shares on the date the 10-year geothermal leases were signed.

For the nine months ended September 30, 2007:

•	No cash was paid for interest and $200 was paid for income taxes.

•

We recorded a $39,800 non-cash payment for 7,500 shares of our common stock issued to acquire geothermal mineral rights on properties in Nevada. The non-cash payment was equal to the fair market value of the shares on the date the 50-year geothermal leases were signed.

R. Recent Accounting Pronouncements

SFAS 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently believe that adopting SFAS 162 will have a material impact on our financial statements.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the new disclosure requirements required by SFAS 161.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). In SFAS 160, the FASB established accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS 160 is prohibited. We are currently evaluating the requirements of SFAS 160 and the potential impact on our financial statements.

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

EITF 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We are currently assessing the impact of adopting EITF 07-01 on our financial statements.

EITF 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on our consolidated financial position and results of operations.

EITF 08-3

In June 2008, the FASB ratified EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 08-3 on our consolidated financial position and results of operations.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. FSP EITF 03-6-1 is effective January 1, 2009 and requires prior period EPS amounts presented to be adjusted retrospectively. Our grants of restricted stock and restricted stock units contain non-forfeitable rights to dividend equivalents and are considered participating securities as defined in FSP EITF 03-6-1 and will be included in computing EPS using the two-class method beginning with the first quarter of 2009. We believe that the adoption of FSP EITF 03-6-1 will not have a material impact on the calculation of our basic or diluted EPS.

FSP FAS 142-3

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this pronouncement is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” We are required to adopt FSP FAS 142-3 in the first quarter of 2009 and will apply it prospectively to intangible assets acquired after the effective date.

FSP FAS 133-1 and FIN 45-4

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”), which requires additional disclosures for sellers of credit derivative instruments and certain guarantees. FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” by requiring additional disclosures for certain guarantees and credit derivatives sold including: maximum potential amount of future payments, the related fair value, and the current payment/performance risk. The FASB also clarified the effective date for FAS Statement No. 161. FSP FAS 133-1 and FIN 45-4 shall be effective for the reporting period ending after November 15, 2008. Earlier adoption is recommended. Management does not anticipate that implementation of this pronouncement will have a material impact on our financial statements.

S. Subsequent Events

During the third quarter of 2008, we obtained project financing for the Thermo No. 1 project. The project financing arrangements for the Thermo No. 1 project contemplated a capital contribution of approximately $24.5 million from the Class A member of the Thermo Subsidiary. At the initial funding in September 2008, the Thermo Subsidiary received $3.7 million of the total capital contribution. On October 20, 2008, the Thermo Subsidiary received an additional capital contribution of $20.8 million from the Class A member, representing the remaining balance of the total capital contribution contemplated by the project financing arrangements for the Thermo No. 1 project.

On October 31, 2008, we granted 112,782 restricted shares of our common stock to ICPE, Inc. pursuant to a settlement of an outstanding invoice for professional services relating to design and engineering services for a geothermal power plant that we intend to construct. The 112,782 shares represented the fair value of the amount to be applied towards the outstanding invoice on the date of the grant. The fair value of these shares totaled $450,000.

On November 13, 2008, we entered into an agreement relating to the private placement of $20.0 million of our common stock. The shares are being sold to a single institutional accredited investor pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. At the initial closing, scheduled for November 14, 2008, the investor has agreed to purchase 2.0 million shares of our common stock for an aggregate purchase price of $10.0 million, or $5.00 per share, representing a premium of 43% over the closing price of our common stock on November 12, 2008. At a second closing, scheduled for December 12, 2008, the investor has agreed to purchase an additional $10.0 million of our common stock at a purchase price equal to 110% of the average of the daily market prices of our common stock for the ten (10) business days ending on December 11, 2008. Each closing is subject to the satisfaction of certain customary conditions. In connection with the private placement transactions, we have also granted the purchaser a warrant to purchase up to $20.0 million of additional shares of our common stock at a price per share equal to the lesser of (i) six dollars ($6.00) or (ii) a price equal to the average of the daily market prices of our common stock for the forty (40) business days ending on the third business day prior to the exercise of the warrant, less $0.60. After a period of nine months, or earlier if certain conditions occur, the investor will have the right to exercise the warrant on a cashless, net settlement basis. The warrant will vest with respect to $10.0 million of common stock upon completion of the first closing and the remaining $10.0 million will vest upon completion of the second closing. The warrant will have a term of ten years. We estimate that the aggregate net proceeds from the private placement transactions, excluding any potential proceeds associated with the exercise of the warrant, will be approximately $18.7 million after deducting estimated fees and expenses.

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

Overview

We are an environmentally focused geothermal power development and technology licensing company. We operate in two business segments: Power Systems and Transportation and Industrial Technology. Our Power Systems segment is seeking to develop clean, renewable geothermal electric power plants and bottom-cycling operations. Our Transportation and Industrial Technology segment focuses on using our Symetron™ technology to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we are employing a “Well to Wheels” strategy in an effort to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our “Well to Wheels” strategy, we aim to become both a producer of clean, geothermal electric power as well as a provider of technologies that enable electric and hybrid electric vehicles with range extenders and improve the efficiency of electric motors and drive systems used in hybrid electric vehicles and other applications.

We are incorporated in Delaware. We are the successor to Raser Technologies, Inc., a Utah corporation, which was formerly known as Wasatch Web Advisors, Inc. Wasatch Web Advisors acquired 100% of our predecessor corporation in a reverse acquisition transaction in October of 2003. Prior to that transaction, our predecessor corporation was a privately-held company.

We have initiated the development of eight geothermal projects in our Power Systems segment to date, and we are currently in the development stage of drilling wells and constructing geothermal power plants to further develop viable geothermal resources. We have accumulated a large portfolio of geothermal interests in five western continental states. These geothermal interests are important to our ability to develop geothermal power plants. We continue to accumulate additional interests in geothermal resources for potential future projects.

We have either obtained or are in the process of obtaining permits for the development of our eight geothermal projects which are located in Utah, Nevada, New Mexico and Oregon. We believe that the geothermal resource for each of these projects has the potential to provide at least enough geothermal energy for a power plant of approximately 10 megawatts (“MW”). However, we expect that many of the project sites that we intend to develop, have potential resources to generate more than 10 MW of net electrical power. For example, the major construction of our first 10 MW geothermal power plant, located in Utah, was completed in October 2008. We refer to this project as the Thermo No. 1 project. The Thermo No. 1 project is expected to be fully operational by the end of 2008 or early 2009. An independent report we obtained on the greater Thermo No. 1 project area indicates that this area has the potential to support additional plants. Therefore, in addition to the initial 10 MW Thermo No. 1 project we intend to explore opportunities to build additional plants near the Thermo No. 1 project. We expect that other project sites we have selected to develop could also prove to have resources that could support multiple plants. We intend to seek to maximize the full power generating potential of all the sites we select for development.

In addition to developing our geothermal resources, we are in the process of completing other steps necessary to enable us to further finance, construct and operate geothermal power plants. We obtained a commitment letter (the “Commitment Letter”) from Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) that sets forth general terms and conditions relating to the structuring and financing of up to 155 MW of geothermal power plants. Pursuant to the Commitment Letter, we obtained a financing commitment for the Thermo No. 1 project and, subsequently on August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project. The project financing arrangements provided project financing and tax equity capital for the Thermo No. 1 project. We received proceeds of approximately $29.8 million pursuant to the initial funding of the Thermo No. 1 project financing arrangements, and we received approximately $20.8 million of additional proceeds on October 20, 2008.

Pursuant to the Commitment Letter, we have received financing commitments for two other projects we intend to develop in Nevada and New Mexico. The funding of each of these commitments is subject to the satisfaction of certain conditions. One of these financing commitments, which relates to our Truckee project in Nevada, expired on June 30, 2008. However, we and Merrill Lynch have agreed to work towards formally extending the expiration date of this commitment.

We have also benefited from the recent extension of the Production Tax Credit by Congress. We believe that we are able to “monetize” the tax benefits associated with our geothermal projects through our financing arrangements with Merrill Lynch or other institutions.

We have also entered into purchase agreements with a manufacturer of generating units that we intend to use in the geothermal power plants we are developing. Pursuant to these agreements, we had taken delivery of 84 generating units as of September 30, 2008. Fifty of these generating units have been installed at the Thermo No. 1 project, and two additional generating units are being stored for use as replacement generating units for the Thermo No. 1 project. The other 32 generating units are currently being stored at the Lightning Dock project pending installation at that project.

We have also entered into power purchase agreements with investor owned utilities and municipalities. During the first quarter of 2008, we entered into power purchase agreements with the City of Anaheim, California to provide a total of 22 MW of electricity from two of our future plants. Our Thermo No. 1 project is expected to be one of the two geothermal power plants to provide electricity to the City of Anaheim in accordance with the Anaheim power purchase agreements, and we expect to begin providing power from the Thermo No. 1 project to Anaheim beginning in the fourth quarter of 2008. In addition, on June 12, 2008, we signed a power purchase agreement with the Salt River Project Agricultural Improvement and Power District (“SRP”), the nation’s third largest public utility, to provide 10 MW of electricity to the utility serving the Phoenix, Arizona area. Our New Mexico power plant is expected to provide electricity for the SRP power purchase agreement. We are currently finalizing negotiations on additional power purchase agreements with investor owned utilities and other municipalities.

We believe we have made substantial progress in advancing our geothermal business. We have amassed what we believe to be one of the largest undeveloped portfolios of geothermal resources in the United States. We have established valuable relationships and commitments with substantial, well regarded companies relating to geothermal equipment, technology, financing, and resource identification and evaluation, among others. We have obtained project financing and tax equity capital for our Thermo No. 1 project. We have secured three power purchase agreements to provide 32 MW of electric power, and we are in various stages of negotiation to provide an additional 110 MW of electric power. We believe we are engaged in a high growth business and are well positioned to play a meaningful role in providing clean, renewable power to consumers. Not everything has been in keeping with our original timeframes and cost expectations. Some of our projects have experienced longer development timelines or higher costs than originally planned. However, we believe we successfully built our first power plant in a fraction of the time typically required for other geothermal power plants. Including well field development, the Thermo No. 1 project was constructed over a period of approximately twelve months. We look forward to developing additional plants using our unique, rapid deployment business model.

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

Because we are in the development stage, there is limited historical information upon which an evaluation can be made regarding our business and prospects. We also have limited insight into how market and technology trends may affect our future business. The revenue and income potential of both of our business segments is unproven and the markets in which we expect to compete are very competitive and rapidly evolving. Our business and prospects should be considered in light of the risks, expenses, cash requirements, challenges and uncertainties that exist in a development stage company seeking to develop new technologies and products in competitive and rapidly evolving markets.

We have incurred substantial losses since inception and we are not operating at cash breakeven. Our continuation as a going concern is dependent on efforts to raise additional capital, increase revenues, reduce expenses, and ultimately achieve profitable operations. If substantial losses continue, or if we are unable to raise sufficient, additional capital on reasonable terms, liquidity concerns may require us to curtail or cease operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to execute our plans and continue our operations. We may acquire this additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through a joint venture, the sale of one or more of our projects or interests therein, entry into prepaid power purchase agreements with utilities or municipalities, a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties.

Power Plant Construction

We currently have eight geothermal projects that are either in the construction or development phase. The current status of development for each of our eight proposed geothermal plants is described below:

1. Thermo No. 1 Plant (Utah): Major construction is complete on the Thermo No. 1 plant, and we will begin the process of commissioning the plant during the fourth quarter of 2008. We expect to have the Thermo No. 1 plant operating at full capacity by the end of 2008 or in early 2009. We are evaluating the expansion of the Thermo No. 1 plant by including a bottom-cycling operation in which the discharged geothermal water from the main plant is cascaded through a second set of power generating units, extracting more heat to generate additional power. The expanded projected is referred to as the Thermo No. 1A project. The Thermo No. 1A project economics is expected to benefit from the transmission infrastructure, cooling towers and established well field already in place at the Thermo No. 1 plant. The Thermo No. 1A project is expected to be able to generate an additional 5 MW of power, expanding the net amount of power generated by the expanded Thermo No. 1 plant to approximately 15 MW. We expect that Thermo No. 1A will enhance the economics of Thermo No. 1 because of project cost savings from eliminating drilling, transmission upgrades, and cooling tower costs.

2. Lightning Dock Plant (New Mexico): We are in the process of obtaining the necessary permits for the Lightning Dock plant. Numerous exploratory wells and two production wells were drilled prior to our acquiring the site. We broke ground at the site and have begun taking delivery from UTC Power, a United Technologies Company (“UTC”) of UTC generating units that will be used in the Lightning Dock plant. We anticipate that we will start drilling additional production and injection wells in the fourth quarter of 2008. We currently expect to complete construction of the Lightning Dock plant in 2009.

3. Thermo No. 2 Plant (Utah): We have begun the process of obtaining the necessary permits for the development of a second power plant in the Thermo area. We currently expect to begin drilling in the fourth quarter of 2008, and we expect to complete construction of the Thermo No. 2 plant in 2009.

4. Klamath Falls Plant (Oregon): We are in the process of obtaining the necessary permits for the Klamath Falls plant. We have performed some preparations at the site, but have not begun drilling activities. We currently anticipate that we will begin drilling activities in the first quarter of 2009. We currently expect to begin and complete construction of the Klamath Falls plant in 2009.

5. Devil’s Canyon Plant (Nevada): We are completing the permitting process for this site. Currently, additional geologic studies are being performed at the site. We are also currently performing some preparations at the site. We currently expect to begin and complete construction of the Devil’s Canyon plant in 2009.

6. Truckee Plant (Nevada): We are in the process of obtaining the necessary permits for the Truckee plant. We drilled the first well at this site in the latter part of 2007. The results of the first well were inconclusive. We are having additional geologic studies performed before we proceed with any additional drilling.

7. Trail Canyon Plant (Nevada): We are completing the permitting process for this site. Currently, additional geologic studies are being performed in the general area.

8. Thermo No. 3 Plant (Utah): Based on the information we obtained in connection with the development of Thermo No. 1 plant, we are pursuing development of additional projects in the Thermo area and are in the early stages of the permitting and entitlement processes for a third project in the Thermo No. 1 project area.

As described above, the Thermo No. 1 plant is expected to be operating at full capacity by the end of 2008 or in early 2009. The timing for construction and completion of each of the other seven potential plants described above will depend on a number of factors, including the receipt of necessary permits, timely granting of interconnection and transmission access, and the ability to obtain adequate financing for each project, including our ability to finance drilling costs outside of the Merrill Lynch financing. Uncertainties associated with these factors could result in unexpected delays. In addition, the feasibility of a number of the projects described above is still subject to further geological testing and/or drilling to determine whether an adequate geothermal resource exists to support a geothermal power plant. Once we start drilling on a property, we can typically determine within twelve to twenty-four months whether the property has any viable geothermal resources.

As discussed above, we currently have eight geothermal power projects that are in various stages of development. Through the completion of several of these eight projects and the completion of several additional projects we expect to initiate in 2009, we expect to have placed into service power plants having a net generating capacity of more than 100 megawatts by the end of 2009, assuming that we can obtain the appropriate financing and do not experience unexpected delays. We intend to target a goal of developing approximately eight to ten new geothermal power plants each year.

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

Our research and development costs for the three months ended September 30, 2008 and 2007 totaled $970,925 and $939,839, respectively, and for the nine months ended September 30, 2008 and 2007 totaled $3,134,138 and $2,521,610, respectively. Future research and development expenditures are anticipated in order to develop additional SymetronTM and PHEV with extended range technologies primarily relating to plug-in hybrid electric vehicles and electric and electric-hybrid propulsion systems, integrated starter alternators, or ISAs, AC electric motors, generators and power electronic AC drives. Research and development costs, relating to development of potential technologies, are expected to increase over time as milestones in the development process are achieved.

Sources of Revenue

To date, our primary source of revenue has been from research and development subcontracts, administered through contractors with certain government agencies. Pursuant to these subcontracts, we performed engineering design, development and testing activities in an effort to demonstrate that specific applications of our technology are viable.

We are seeking to generate revenues from both of our business segments. Our Power Systems segment is seeking to generate revenues from the geothermal power plants it is developing, and should begin to generate a small amount of revenues from the sale of electricity generated by the Thermo No. 1 project during the fourth quarter of 2008. Our Transportation and Industrial Technology segment is seeking to generate revenues by licensing our SymetronTM technologies to third parties. We also expect to begin to generate modest revenues in the future from contracts we have entered into for the development of extended range PHEV demonstration vehicles. We recently accepted an initial deposit of $200,000 for the production of these vehicles. We also expect to begin to realize modest revenues from the sale of Symetron-enhanced motors and generators through our business cooperation agreement with HHI in the second quarter of 2009, although the exact amount and timing of these revenues will be dependent on HHI’s ability to implement these Symetron-enhanced designs into its manufacturing and distribution system. We also have entered into a licensing agreement with Wilson Automotive to manufacture and sell Symetron-enhanced alternators for high-output applications. Although progress is being made by each of our business segments, significant revenues may not be generated as expected by either of our segments, if at all.

Significant Expenses

We have incurred significant losses since our inception. As of September 30, 2008, we had incurred an accumulated deficit and deficit accumulated after re-entry into the development stage of approximately $71.5 million on cumulative revenues since inception of approximately $1.0 million. Our net losses for the nine months ended September 30, 2008 and 2007 totaled $20.2 million and $11.2 million, respectively.

During the nine months ended September 30, 2008, the monthly accrual based expenditure rate for our operations increased to $1.8 million per month from approximately $1.0 million per month during the twelve months ended December 31, 2007. The higher spending rate primarily reflects increased professional services associated with designing the financing and tax structures for the tax equity financing transactions contemplated by our commitment letter with Merrill Lynch and prospecting and exploration costs associated with geothermal power plant development. We expect that our average monthly cash expenditure rate will continue to increase as we implement our plans to develop additional geothermal power plants.

For the nine months ended September 30, 2008 and 2007, our operating expenses consisted primarily of cost of sales, general and administrative expenses, power project development expenses and research and development expenses. Cost of sales for each of the periods presented includes the direct labor, materials and overhead expenses required to perform work on research and development subcontracts. These subcontracts are now completed, and we intend to further develop certain applications our Transportation and Industrial Technology segment is seeking to commercialize.

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

Power project development expenses for the nine months ended September 30, 2008 and 2007 primarily include professional services for mapping, environmental and geological studies and other prospecting costs related to the exploration for geothermal resources. Power project development expenses also include certain legal costs to design the debt and tax equity financing structure and other operating agreements as well as certain consulting costs relating to project oversight. We expect that our power project development expenses will increase in future periods as we pursue the development of additional power projects and continue to explore for geothermal resources.

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

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$30,000	$49,887	$166,423	$202,212

Operating expense
Cost of sales	—	49,887	74,112	543,679
General and administrative	2,447,878	1,920,526	7,562,902	7,353,982
Power project development	3,232,729	708,010	8,012,210	1,572,271
Research and development	970,925	939,839	3,134,138	2,521,610

Total operating expenses	6,651,532	3,618,262	18,783,362	11,991,542

Operating loss	(6,621,532)	(3,568,375)	(18,616,939)	(11,789,330)
Interest income	94,030	195,856	265,306	597,385
Interest expense	(1,077,695)	—	(2,180,976)	—
Other	—	—	75,775	(31,159)

Loss before income taxes and minority interest	(7,605,197)	(3,372,519)	(20,456,834)	(11,223,104)
Income tax benefit (expense)	—	—	—	—
Minority interest	227,398	—	227,398	—

Net loss applicable to common stockholders	$(7,377,799)	$(3,372,519)	$(20,229,436)	$(11,223,104)

Loss per common share-basic and diluted	$(0.13)	$(0.06)	$(0.36)	$(0.21)

Weighted average common shares—basic and diluted	57,785,000	55,086,000	56,646,000	53,641,000

Comparison of Three Months Ended September 30, 2008 and 2007

Revenue

During the three months ended September 30, 2008, we recognized revenue totaling $30,000, which is comparable to the revenues received during the same period in 2007. Revenues for the 2008 period were generated from a waste heat recovery study we completed for a customer.

Operating Expenses

Cost of sales. We reported cost of sales for the three months ended September 30, 2008 and 2007 of zero and $50,000, respectively. The costs relating to performing the waste heat recovery study during the three months ended September 30, 2008 are included in power project development costs.

General and Administrative. General and administrative expenses increased to approximately $2.4 million for the three months ended September 30, 2008 from approximately $1.9 million for the three months ended September 30, 2007. This increase was due primarily to a $0.3 million increase in professional service expenses during the three months ended September 30, 2008 over the same period in 2007. This increase reflects increased legal and consulting fees associated with tax equity financing activities during the quarter. Other employment related costs increased by approximately $0.1 million during the third quarter of 2008 compared to the third quarter of 2007, reflecting higher average salaries and employment levels. Equity-based non-cash employee compensation expense remained relatively flat in the third quarter of 2008 compared to $0.6 million in same period of 2007. Office expenses increased by $0.1 million for the three months ended September 30, 2008 compared to the same period in 2007. The increase was primarily due to increased service fees to administer the cash payments for the Thermo No. 1 project and additional office related expenses due to the hiring of additional personnel during the current year.

Power Project Developments. Power project development expenses during the three months ended September 30, 2008 totaled $3.2 million compared to $0.7 million for the three months ended September 30, 2007. Equity-based non-cash employee and contractor compensation for the three months ended September 30, 2008 increased approximately $0.1 million compared to the third quarter of 2007. This increase in equity-based compensation was due to the grant of additional stock options to power project development employees during the third quarter of 2008. Employment related costs for power project development employees increased by $0.2 million during the third quarter of 2008 over the third quarter of 2007 due to increasing employment levels to execute our business plan. During the three months ended September 30, 2008, professional services relating to geological engineering consulting, completed transmission line capacity studies and legal fees associated with debt and tax equity financing structures contemplated by financing commitments under our commitment letter with Merrill Lynch increased $1.9 million over the third quarter of 2007. During the third quarter of 2008, other expenses also increased by $0.3 million, compared to the same period in 2007, due primarily to the payment of delayed rentals relating to our geothermal leases and the expensing of costs previously capitalized for certain unproved property in California and Utah that we no longer intend to develop.

Research and Development. Research and Development expense increased from $0.9 million in the three months ended September 30, 2007 to $1.0 million for the three months ended September 30, 2008. Equity based non-cash employee compensation remained relatively flat at approximately $0.1 million for each of the three months ended September 30, 2008 and 2007. Cash based employee compensation decreased by approximately $0.1 million for the three months ended September 30, 2008 compared to the same period in 2007, reflecting a reduction in the number of employees performing research and development activities. Professional services increased by approximately $0.2 million during the three months ended September 30, 2008 over the same period in 2007. This increase is due to the timing of consulting work performed by our PHEV consultants and the hiring of a former key employee as a consultant. Other engineering expenses decreased approximately $0.1 million during the three months ended September 30, 2008 over the comparable 2007 period due primarily to the decreased materials consumed in testing.

Interest and Other Income. Interest income for the three months ended September 30, 2008 decreased slightly to $0.1 million from $0.2 million for the same period in 2007. The decrease was due primarily to lower average monthly cash balances in the third quarter of 2008 compared to the 2007 period. Interest expense for the three months ended September 30, 2008 increased to $1.1 million from zero during the same period in 2007. The increase was due to accrued interest expense relating to the issuance of $55.0 million of 8.00% Convertible Senior Notes due 2013 (the “Convertible Notes”) and the issuance by Thermo No. 1 BE-01, LLC (the “Thermo Subsidiary”) of a $31.2 million non-recourse 7.00% Senior Secured Note due 2026 in connection with the project financing for the Thermo No. 1 project (the “Thermo Note”).

Minority Interest. Minority interest for the three months ended September 30, 2008 includes the portion of the net loss allocated to a third party that owns a minority equity interest in our Thermo Subsidiary totaling $0.2 million. There was no minority interest in 2007.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenue

During the nine months ended September 30, 2008, we recognized revenue totaling $0.2 million, which was consistent with the same period in 2007. During the first quarter of 2008, we completed the ARINC subcontract, which began in October 2006. We accounted for this subcontract on the percentage of completion basis. In addition to revenues from the ARINC subcontract, revenues for the nine months ended September 30, 2008 reflect the sale of two prototype motors during the second quarter and from a waste heat recovery study we completed for a customer, as described above.

Operating Expenses

Cost of sales. We reported cost of sales for the nine months ended September 30, 2008 and 2007 totaling $0.1 million and $0.5 million, respectively. The decrease in cost of sales for 2008 compared to the prior year was primarily related to a $342,000 loss during the first quarter of 2007 resulting from costs greater than originally anticipated to complete the ARINC subcontract objectives. As noted above, we completed the ARINC subcontract in the first quarter of 2008.

General and Administrative. General and administrative expenses increased to approximately $7.6 million for the nine months ended September 30, 2008 from approximately $7.4 million for the nine months ended September 30, 2007. This increase was primarily due to professional services associated with equity financing structuring, which increased approximately $1.2 million during the nine months ended September 30, 2008 over the same period in 2007. Employment related costs increased by approximate $0.4 million during the first nine months of 2008 compared to the same period of 2007, reflecting higher average salaries and employment levels. These increases were partially offset by a reduction in equity-based non-cash employee compensation expense, which declined to $1.7 million for the nine months ended September 30, 2008, compared to $2.1 million for the same period of 2007. Equity-based non-cash compensation expense was higher during the first nine months of 2007 due to the vesting of a larger number of executive stock and option grants. Equity-based non-cash service provider compensation for the nine months ended September 30, 2008 decreased by approximately $1.0 million from the same period in 2007. No shares were issued to service providers in the first nine months of 2008. 200,000 shares of common stock were issued to a provider of financial advisory services during the nine months ended September 30, 2007. Office expenses totaled $0.5 million for the nine months ended September 30, 2008, which represents an increase of $0.1 million when compared to the same period in 2007. The increase is primarily due to increased service fees to administer the cash payments for the Thermo No. 1 project and additional office related expenses due to current year corporate expansion.

Power Project Developments. Power project development expenses during the nine months ended September 30, 2008 totaled $8.0 million, compared to $1.6 million for the nine months ended September 30, 2007. Equity-based non-cash employee and contractor compensation for the nine months ended September 30, 2008 increased $0.3 million over the first nine months of 2007 as a result of stock option grants to new employees. Employment related costs for power project development employees increased during the first nine months of 2008 by $0.8 million over the same period of 2007 as we increased our work force levels to execute our business plan. During the nine months ended September 30, 2008, professional services relating to geological engineering consulting, completed transmission line capacity studies and legal fees associated with designing debt and tax equity financing structures contemplated by financing commitments under our commitment letter with Merrill Lynch increased $4.6 million over the same period of 2007. During the nine months ended September 30, 2008, other expenses also increased by $0.4 million as compared to the same period in 2007 due primarily to the expensing of costs previously capitalized for certain unproved property in California and Utah that we no longer intend to develop.

Research and Development. Research and Development expense increased from $2.5 million in the nine months ended September 30, 2007 to $3.1 million for the nine months ended September 30, 2007. Equity based non-cash employee compensation for the nine months ended September 30, 2008 decreased by approximately $0.1 million for the nine months ended September 30, 2008 and 2007. Cash based employee compensation during the nine months ended September 30, 2008 decreased by approximately $0.2 million compared to the nine months ended September 30, 2007, reflecting a slight reduction in the number of employees performing research and development activities. Professional services increased by approximately $0.6 million during the nine months ended September 30, 2008 over the same period of 2007. This increase was due to the timing of consulting work performed by our PHEV consultants and the hiring of a former key employee as a consultant. The portion of engineering expenses that could be attributed to cost of sales increased approximately $0.3 million during the nine months ended September 30, 2008 over the comparable 2007 period due primarily to the increased materials consumed in testing.

Interest and Other Income. Interest income for the nine months ended September 30, 2008 decreased to $0.3 million from $0.6 million for the same period in 2007. The decrease was due primarily to lower average monthly cash balances over the nine months ended September 30, 2008 compared to the 2007 period. Interest expense for the nine months ended September 30, 2008 increased to $2.2 million from zero during the same period in 2007. The increase was due to accrued interest expense relating to the issuance of the Convertible Notes and the Thermo Note.

Minority Interest. Minority interest for the nine months ended September 30, 2008 includes the portion of the net loss that is allocated to a third party that owns a minority interest in our Thermo Subsidiary totaling $0.2 million. There was no minority interest in 2007.

Liquidity and Capital Resources

Cash and Cash Equivalents	September 30, 2008	December 31, 2007
Cash	$861,355	$516,938
Certificate of Deposit (unrestricted portion)	—	325,000
Money Market Account	4,646,224	5,070,272

Total	$5,507,579	$5,912,210

Since inception, we have funded our operations primarily through the sale of equity instruments, borrowings and project financing arrangements. During the third quarter of 2008, we raised net proceeds of approximately $24.2 million from the sale of shares of our common stock pursuant to an ATM Equity Offering Sales Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated. Also during the third quarter of 2008, we obtained project financing for the Thermo No. 1 project. The project financing arrangements for the Thermo No. 1 project included approximately $31.2 million of permanent non-recourse debt financing for the Thermo No. 1 project with a fixed annual interest rate of 7.00%. Our Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. From the proceeds of the debt financing, we received approximately $14.1 million from the Thermo Subsidiary as repayment for construction costs at the Thermo No. 1 project that were incurred by us prior to closing the project financing. In addition, pursuant to the project financing agreements, the Thermo Subsidiary received a capital contribution from the holder of Class A member interests of the Thermo Subsidiary totaling $3.7 million. The financing arrangements for the Thermo No. 1 project are described in more detail below.

On November 13, 2008, we entered into an agreement relating to the private placement of $20 million of our common stock. The shares are being sold to a single institutional accredited investor pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. At the initial closing, scheduled for November 14, 2008, the investor has agreed to purchase 2 million shares of our common stock for an aggregate purchase price of $10 million, or $5.00 per share, representing a premium of 43% over the closing price of our common stock on November 12, 2008. At a second closing, scheduled for December 12, 2008, the investor has agreed to purchase an additional $10 million of our common stock at a purchase price equal to 110% of the average of the daily market prices of our common stock for the ten (10) business days ending on December 11, 2008. Each closing is subject to the satisfaction of certain customary conditions. In connection with the private placement transactions, we have also granted the purchaser a warrant to purchase up to $20 million of additional shares of our common stock at a price per share equal to the lesser of (i) six dollars ($6.00) or (ii) a price equal to the average of the daily market prices of our common stock for the forty (40) business days ending on the third business day prior to the exercise of the warrant, less $0.60. After a period of nine months, or earlier if certain conditions occur, the investor will have the right to exercise the warrant on a cashless, net settlement basis. The warrant will vest with respect to $10 million of common stock upon completion of the first closing and the remaining $10 million will vest upon completion of the second closing. The warrant will have a term of ten years. We estimate that the aggregate net proceeds from the private placement transactions, excluding any potential proceeds associated with the exercise of the warrant, will be approximately $18.7 million after deducting estimated fees and expenses.

On March 2008, we raised gross proceeds of $50,000,000, before deducting fees and commissions from the issuance of the Convertible Notes. We placed approximately $7.9 million of the proceeds in an escrow account to secure payment of the first four interest payments payable on the Convertible Notes. We also used approximately $15.0 million of the proceeds to enter into a forward stock purchase transaction, pursuant to which we will repurchase shares of our common stock, and approximately $5.9 million of net proceeds to fund a call spread option transaction. On April 1, 2008, the initial purchaser of the Convertible Notes exercised its overallotment option and we sold an additional $5.0 million aggregate principal amount of Convertible Notes. We placed approximately $0.8 million of the proceeds from the overallotment exercise in an escrow account to secure payment of the first two years of interest payable on the additional Convertible Notes issued pursuant to the overallotment exercise.

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

At September 30, 2008, we had approximately $5.5 million in cash and cash equivalents. Our operating activities used approximately $10.1 million and approximately $5.1 million of cash during the nine months ended September 30, 2008 and 2007, respectively. We have incurred substantial losses since inception and we are not operating at cash breakeven.

Our continuation as a going concern is dependent on efforts to raise additional capital, increase revenues, reduce expenses, and ultimately achieve profitable operations. If we are unable to raise sufficient, additional capital on reasonable terms, liquidity concerns may require us to curtail or cease operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

As a result of the private placement of the Convertible Notes in March 2008, our independent registered public accounting firm reissued their report with respect to our 2007 financial statements on April 1, 2008 to remove an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Although we raised substantial proceeds during the nine months ended September 30, 2008, as described above, we have used or committed a substantial portion of these proceeds to fund our operations and development efforts. Further, we are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts. Until we are in a position to generate significant revenues, we will need to continue to raise additional funds to continue operating as a going concern. We may seek this additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through a joint venture, the sale of one or more of our projects or interests therein, entry into a pre-paid power purchase agreement with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to curtail or cease operations, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place.

In addition to funding for general corporate purposes, well field development and certain other general development expenses, we will need to finance each of the geothermal power projects we intend to develop. As more fully described below, we have entered into a Commitment Letter (the “Commitment Letter”) with Merrill Lynch. The Commitment Letter sets forth certain general terms relating to the structure and financing of up to 155 MW of geothermal power plants we intend to develop. As more fully described below, we have obtained financing for the Thermo No. 1 project pursuant to the Commitment letter, and we are seeking to fund additional projects in accordance with the Commitment Letter. The timing of the funding for additional projects will depend on the progress of our development at the potential sites, and our ability to satisfy any applicable conditions under the terms of the Commitment Letter and the related financing commitments.

We do not believe the announced merger of Merrill Lynch’s parent company with Bank of America Corporation will adversely affect our relationship with Merrill Lynch or our plans to develop and finance geothermal power projects. We continue to work closely with Merrill Lynch regarding the potential funding of additional projects in accordance with our Commitment Letter with Merrill

Lynch. Although we do not believe that the merger of Merrill Lynch’s parent with Bank of America Corporation will alter Merrill Lynch’s ability or willingness to provide or arrange funding for our projects under the Commitment Letter or otherwise adversely affect our relationship with Merrill Lynch, the merger could have unanticipated consequences that we cannot predict. If unanticipated consequences of the merger adversely affect Merrill Lynch’s ability or willingness to provide or arrange funding for our projects, we will need to seek funding from other sources, which could adversely affect the timing and costs of our future projects. We intend to continue discussions with other potential sources of capital interested in investing in geothermal energy. We believe there are a number of potential capital sources that would be interested in participating as an additional partner in the financing of our future plants.

As part of our geothermal power project development efforts, we have made a variety of financial commitments. Currently, our most significant financial commitments relate to our obligations under our purchase agreements with UTC and other vendors. These purchase agreements allow us to order and purchase generating units, transformers, pumps, cooling towers, transmission lines, power substations, fire safety equipment and other major electronic components for use in our geothermal power plants. The purchase obligations set forth above include a series of purchase and service agreements whereby certain vendors have agreed to provide certain equipment and services to us. As of September 30, 2008, we were obligated to pay the vendors approximately $53.9 million in 2008; $19.0 million in 2009; $4.5 million in 2010; $4.6 million in 2011; and $4.7 million in 2012.

During the third quarter of 2008, we amended one of our purchase agreements with UTC relating to the purchase of 50 PureCycle generating units for the Thermo No. 1 project. Under the terms of the Amended and Restated Purchase Contract, UTC has agreed to allow us to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 project. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, we will keep the retained portion of the purchase price as a liquidated damages payment. If the Thermo No. 1 project is not successfully completed as a result of any other reason, we will reimburse UTC for any liquidated damages paid by UTC.

To date, we have funded any required payments under our obligations to UTC and other vendors from our available cash and cash equivalents, including proceeds generated by the financing activities described above. However, we will need to obtain additional funding to meet these and other similar obligations. We intend to fund these obligations primarily through project financing for individual power projects in accordance with the terms of the Commitment Letter and the related financing commitments for individual projects. However, we may also need to seek financing from other sources. If we are unable to obtain sufficient funding to provide for the timely payment of these obligations and we are unable to renegotiate the terms of these obligations, we could be liable to UTC and other vendors for breach of these obligations. Any failure to make timely payments under these obligations could also adversely affect our relationships with the vendors and cause our geothermal development plans to be delayed.

Accordingly, we have reached an agreement, in principle, with the party to whom the majority of the obligations are owed. Under the agreement, both parties have agreed that no additional payments for certain equipment will be required beyond the initial deposits until the closing of project financing is obtained for each respective project. Both parties are working towards formalizing the agreement which is anticipated to be executed during the fourth quarter of 2008.

In connection with the purchase of a BLM lease for the Lightning Dock project in New Mexico, we also executed a promissory note in February 2008 whereby we agreed to pay to the seller $900,000 in principal plus $50,000 in interest charges on or before January 5, 2009. We expect to fund these obligations primarily through the project financing we intend to seek for the Lightning Dock project. However, we may need to obtain financing for all or a portion of these commitments from other sources. We also have obligations to pay delay rentals and other expenses associated with the geothermal resources on properties in which we have acquired an interest. Generally, these obligations will not be financed as part of a financing commitment for a specific power project, and we will need to finance the payment of these obligations from other sources.

Our Commitment Letter with Merrill Lynch

On January 16, 2008, we, together with our wholly-owned subsidiary, Truckee Geothermal No. 1 SV-01, LLC, entered into the Commitment Letter with Merrill Lynch. The Commitment Letter sets forth general terms relating to the structuring and financing of up to 155 MW of geothermal power plants we intend to develop. We have obtained financing commitments from Merrill Lynch to provide non-recourse financing for our Thermo No. 1 project in Utah, our Lighting Dock project in New Mexico, and our Truckee project in Nevada. During the third quarter of 2008, we finalized the project financing arrangements for the Thermo No. 1 project as described below.

Each project funded under the Commitment Letter will be held in a special purpose entity. These entities will be responsible for the debt service, all maintenance and operations expenses and various fees and distributions to us. We will act as engineering, procurement and construction contractor and operator of each of the projects.

The Thermo Financing

On May 16, 2008, pursuant to the Commitment Letter, we and our Thermo Subsidiary entered into a financing commitment letter (the “Thermo Commitment”) with Merrill Lynch relating to the project financing and tax equity funding for the Thermo No. 1 project. On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into definitive agreements (the “Thermo Financing Agreements”) that provide debt financing and tax equity capital for the Thermo No. 1 project.

Pursuant to the Thermo Financing Agreements, we have agreed to serve as the engineering, procurement and construction contractor and have guaranteed the completion of the construction of the Thermo No. 1 project. The useful life of the Thermo No. 1 project is expected to be approximately 35 years. The useful life of the geothermal resource is expected to be renewable and have a much longer life than the Thermo No. 1 project.

The Thermo No. 1 project is held by the Thermo Subsidiary, which is responsible for debt service, all maintenance and operations expenses, and the payment of various fees and distributions to us and Merrill Lynch. The following provides further details concerning the terms and conditions of the Thermo Financing Agreements:

•

The Thermo Financing Agreements provided for approximately $31.2 million of permanent non-recourse debt financing for the Thermo No. 1 project with a fixed annual interest rate of 7.00%. The Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. From the proceeds of the debt financing, we received approximately $14.1 million from the Thermo Subsidiary as repayment for construction costs at the Thermo No. 1 project that were incurred by us prior to closing the project financing. Thermo is responsible for debt service and is expected to retire the debt through sculpted principal payments over 18 years. The sculpted principal payments provide for larger principal payments than normal amortization in the earlier years when project cash flows are heaviest.

•

Under the Thermo Financing Agreements, tax equity capital for the tax benefits associated with the Thermo No. 1 project was provided to Thermo by ML Holdings, of which Merrill Lynch funded approximately $3.7 million, at the initial funding. The balance of the tax equity capital, totaling approximately $20.8 million, was funded in October 2008.

•

We expect to receive $5.0 million in development distributions from the Thermo Subsidiary, 25% of which is expected to be paid to us on the first anniversary of the date the Thermo No. 1 project is completed, with the balance to be due and payable 18 months after completion.

•	We also expect to receive approximately $0.6 million annually from Thermo for our services as managing member and operator of the Thermo No. 1 project.

•

Prior to the date when the Class A member achieves its target rate of return (the “flip date”), we will be eligible to receive a management bonus if the Thermo No. 1 project performs better than expected.

•

Annual operating and maintenance costs for the Thermo No. 1 project are expected to be approximately $2.5 million and are expected to be paid by Thermo from its operating revenues. These costs include a manufacturer’s guarantee and maintenance agreement provided by UTC.

•

Any residual cash flows available after paying all expenses and debt service will be distributed 99% to Merrill Lynch and 1% to us prior to the equity flip date, which is anticipated to occur between the seventh and tenth year of operation, after which the distribution split will be 5% to Merrill Lynch and 95% to us. Post-flip date distributable cash flows are expected to average approximately $1.7 million per year until the debt services is completed in year eighteen and approximately $6.0 million per year after the eighteenth year for the rest of the useful life of the Thermo No. 1 project.

•	Our equity contribution to Thermo of approximately $29.0 million was comprised primarily of the completed well field.

In connection with the Thermo Financing Agreements and the Thermo No. 1 project financing, we and our affiliates have entered into certain other ancillary agreements, including a Pledge Agreement with Deutsche Bank to secure the payment and performance of the Thermo No. 1 project under the Credit Agreement. The Pledge Agreement grants Deutsche Bank a continuing security interest in and lien on certain membership interests or other interests in the Thermo No. 1 project. We have also entered into a Guaranty Agreement in favor of the Thermo No. 1 project and ML Holdings, pursuant to which we guarantee certain obligations of certain parties to the Thermo Financing Agreements.

The Lightning Dock Commitment

On July 18, 2008, pursuant to the Commitment Letter, we and our subsidiary, Lightning Dock Geothermal HI-01, LLC, entered into a financing commitment letter (the “Lightning Dock Commitment”) with Merrill Lynch relating to the project financing and tax equity funding for what is expected to be a 10 MW geothermal power plant in Hidalgo County, New Mexico, which we refer to as the Lightning Dock project. The Lightning Dock Commitment provides for debt financing and tax equity capital for the Lightning Dock project. The tax equity capital is expected to be provided by Merrill Lynch or, at the option of Merrill Lynch, by a third party that can utilize the tax benefits provided by the Lightning Dock project.

The Lightning Dock Commitment provides for up to approximately $43.0 million of construction and term debt financing and up to approximately $27.0 million of tax equity capital. Under the Lightning Dock Commitment, we expect approximately $16.0 million of the tax equity financing will be used to pay down the construction debt at the time the plant is placed in service. Further, we expect the term debt will fully amortize over 17 years of operations. Generally, the finance structure is designed to distribute a significant portion of the first ten years of cash flows to us in the form of development fees during the first two years of operations based upon both the successful completion of the Lightning Dock project and attainment of on-going operational targets. Once the debt for the Lightning Dock project has been retired and most of the tax benefits have been utilized, we expect that 95% of all of the remaining cash flows of the Lightning Dock project are expected to flow to us. It is the intention of the parties that the power generation facilities will qualify to receive tax credits and other benefits under the provisions of the Internal Revenue Code.

The Lightning Dock Commitment is subject to market conditions, due diligence, receipt of all necessary internal approvals by both us and Merrill Lynch, Merrill Lynch’s satisfaction with the structure of the tax equity financing, the negotiation and execution of definitive documentation and the satisfaction of certain other conditions. We expect to close this financing in early 2009.

The Truckee Commitment

The Truckee Commitment expired by its terms on June 30, 2008. However, we and Merrill Lynch have agreed to work towards formally extending the expiration date of this commitment in the future. The Truckee Commitment originally provided for up to $44.0 million, including approximately $38.4 million in the form of 15-year fully amortizing notes, to fund approximately $33.0 million of total construction costs, plus reserve accounts, accrued interest, transaction fees and other costs. The balance of the commitment is attributable to a letter of credit to be required under a power purchase agreement. The Truckee Commitment contemplated that the interest rate payable by us on the amortizing notes would equal LIBOR plus 500 basis points, swapped to a fixed rate of interest, determined at the time of funding. We anticipate that the Truckee Commitment would have a tax equity component similar to the Thermo Commitment and the Lightning Dock Commitment.

Potential Additional Financing Commitments

Including the Thermo Commitment, the Truckee Commitment and the Lightning Dock Commitment, the Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop, other than certain excluded financings. Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55 MW of geothermal plants to be developed by us. If Merrill Lynch provides a financing commitment proposal with respect to any future projects, such financing commitment will be subject to satisfactory due diligence and certain other conditions and the execution of a separate commitment letter relating to such project. Until Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we are generally obligated to accept any financing commitment proposed by Merrill Lynch that has terms similar to or more favorable than the financing commitment relating to the Truckee plant. After Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we may enter into certain excluded financings with parties other than Merrill Lynch.

The timing of construction for the geothermal power plants we intend to develop, as well as the specific sites we choose to develop and construct, will depend on a number of factors, including drilling results, permitting and our ability to obtain adequate financing. Although we have obtained individual financing commitments for certain projects, our development efforts at one or more of these sites may not progress as rapidly as our development efforts at other sites. As a result, we may seek to finance and construct geothermal power plants on other sites prior to the completion of construction of one or more of the projects for which we have obtained financing commitments.

Structuring Fees and Other Consideration

As part of the Commitment Letter, we have agreed to pay Merrill Lynch certain non-refundable structuring fees in connection with the closing of each funding transaction. The structuring fees will initially be 4%, but will decrease for future financings once the cumulative financing commitment under the Commitment Letter reaches certain levels.

As additional consideration, we granted Merrill Lynch warrants to purchase our common stock. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. The exercise price of the warrants is subject to adjustment upon any dilutive issuance by us. In accordance with the anti-dilution protection included in the warrants, the issuance of the Convertible Notes and the issuance of common stock during the third quarter of 2008 resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $14.21 to $18.30. On August 31, 2008, warrants to purchase 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project.

In general, warrants that vest in connection with the funding of earlier projects will be greater in number and have a lower exercise price, and warrants that vest in connection with the funding of later projects will be fewer in number and have a higher exercise price. Under certain circumstances, a reduced percentage of the warrants will vest if we reject a Merrill Lynch funding proposal for a project and subsequently obtain funding for such project from another party or, in certain circumstances, from Merrill Lynch. Any vested warrants may be called for cancellation by us if certain conditions have been met, including minimum market price requirements relating to our common stock. We have agreed to grant additional warrants to Merrill Lynch upon funding of any of the additional 55 MW of geothermal power projects with respect to which Merrill Lynch has a right of first refusal. The exercise price of any such additional warrants will be based on the volume weighted average price of our common stock over a 20 consecutive trading day period prior to the issuance of such warrants. Pursuant to a registration rights agreement between us and Merrill Lynch, we have agreed to file one or more registration statements covering the resale of the warrants issued pursuant to the Commitment Letter, as well as the resale of the shares of common stock issuable pursuant to the exercise of such warrants. When a series of warrants vests, we are obligated to register these securities for resale and cause the registration statement to remain continuously effective until all vested warrants and the shares of common stock issuable upon exercise of the warrants covered by such registration statement have been sold or may be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended. Merrill Lynch agreed to permit us to defer our obligation to register the resale of the warrants that vested in connection with the funding of the Thermo No. 1 project until such registration is requested by Merrill Lynch. We do not believe the proposed merger of Merrill Lynch’s parent with Bank of America Corporation will alter our understanding or Merrill Lynch’s understanding of our outstanding obligations under the registration rights agreement with Merrill Lynch.

Consolidated Statements of Cash Flows

Operating Activities. Cash consumed by operating activities for the nine months ended September 30, 2008 consisted primarily of a net loss of approximately $20.2 million, adjusted for approximately $2.6 million of stock-based compensation and stock issued for services. Accounts payable and accrued liabilities increased from $4.2 million at December 31, 2008 to $39.3 million at September 30, 2008 due primarily to accrued expenses for well field development, geothermal power plant construction, transmission line construction, and the purchase of power systems equipment. The portion of accrued liabilities relating to well field development, construction-in-progress and power systems equipment, totaling $30.5 million, has been reclassified as a non-cash item to decrease the change in accrued liabilities. Net accounts receivable increased $0.1 million reflecting the completion of the ARINC subcontract. Deferred revenues increased by approximately $0.2 million, reflecting a down payment received for our anticipated PHEV. Minority interest in operations of our subsidiary totaled $0.2 million at September 30, 2008, representing the allocated loss since the time a minority interest in the Thermo Subsidiary was acquired by a third party in connection with the equity financing arrangements for the Thermo No. 1 project.

Cash consumed by operating activities for the nine months ended September 30, 2007 consisted primarily of a net loss of approximately $11.2 million, adjusted for approximately $3.9 million of stock-based compensation and stock issued for services. Interest receivable at September 30, 2007 decreased by approximately $0.4 million resulting from the collection of the note receivable paid in full by a former merger candidate. Accrued liabilities increased $0.3 million due to the timing of payments for certain professional services contracts. Other current assets at September 30, 2007 increased $0.3 million due to increased prepaid software maintenance and directors and officers’ insurance coverage.

Investing Activities. We purchased investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. In addition, we finalized the project financing arrangements for the Thermo No. 1 project and entered into the Thermo Financing Agreements that provide debt financing and tax equity capital for the Thermo No. 1 project totaling $50.6 million. Pursuant to the Thermo Financing Agreements, the funds received can only be used for the purposes permitted by the Thermo Financing Agreements. Any funds not specifically allocated are restricted and can be used only by our Thermo Subsidiary for certain operating expenses. An independent administrative agent has been appointed to administer all of the Thermo Subsidiary’s cash deposits and disbursements. The independent administrative agent has deposited the cash into a money market fund, which earns interest at a variable rate. At September 30, 2008, the interest rate applicable to this money market fund was 2.23% per annum.

We maintain a portion of our available unrestricted cash in deposit accounts in one bank in Utah. At times, cash balances in these accounts may exceed federally insured limits. From time to time, we invest a portion of our unrestricted cash in an AIM Funds money market account, which is not affiliated with the bank where we maintain our deposit accounts. The money market account earns interest based on a variable rate. At September 30, 2008, our balance in the money market account was $4.6 million and the interest rate applicable to the money market account was 2.35% per annum. The average interest rate applicable to the money market account during the quarter ended September 30, 2008 was 2.36% per annum. Cash from our checking account is swept nightly into an interest bearing account. At September 30, 2008, we had a balance of $0.9 million in this sweep account and the interest rate applicable to the sweep account was 2.10% per annum. We invest our restricted cash balances in a money market fund managed by JP Morgan Fund.

At September 30, 2008, we had a balance of $9.7 million invested in this money market fund and the interest rate applicable to the fund was 2.23% per annum. Due to the nature of the investments included in the money market accounts, we consider it reasonable to expect that the fair market values of these investments will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice.

Investing activities consumed approximately $75.9 million in the nine months ended September 30, 2008, reflecting deposits of $7.1 million for the purchase of electric generating units for use in the geothermal power plants we intend to develop in the future. During the first nine months of 2008, we also purchased $24.1 million of equipment for geothermal well field development projects, primarily in Utah, and we incurred construction costs on our first geothermal power plant totaling $19.4 million. We deposited approximately $3.2 million primarily with drilling vendors, transmission line contractors, and utilities to conduct transmission line capacity and routing studies on our behalf. We paid $1.8 million for land and $0.9 million for water rights in the Thermo No. 1 project area primarily for transmission line easements and for water use operations. We also paid $0.5 million in connection with the acquisition of leases and the exercise of certain options relating to interests in unproved geothermal properties in Oregon, Nevada and Utah. In connection with the issuance of the Convertible Notes, we invested a portion of the proceeds totaling $8.7 million into four discounted U.S. Treasury Strips that mature separately on each of the first four semi-annual interest payment dates of the Convertible Notes. The U.S. Treasury Strips were placed into an escrow account to secure the first four interest payments on the Convertible Notes. These expenditures were partially offset by cash provided by investing activities, including the net change in the notes receivable totaling $0.4 million. In connection with the Thermo Financing Agreements, the funds received through the financing were deposited into restricted money market fund accounts for the purposes of paying for the well field costs to complete the drilling and certain equipment costs to complete the construction of the geothermal power plant. We prepaid commissions arising from entering into the City of Anaheim power purchase agreement totaling $0.4 million and at September 30, 2008, the restricted cash totaled $9.7 million. We have also made deposits to manufacture prototypes of our Transportation and Industrial Technology segment designs totaling $0.2 million.

Investing activities provided approximately $2.3 million of cash in the nine months ended September 30, 2007, reflecting collection in full of a promissory note receivable of approximately $5.5 million and a change in the status of $0.3 million of a certificate of deposit from restricted to unrestricted. We have made deposits of $3.7 million towards the purchase of generating units to generate electricity from geothermal resources and toward certain bonding requirements. We have also made deposits of $0.2 million toward the purchase of certain testing equipment. We have purchased certain equipment for development of a well field in Nevada totaling $2.5 million. We also acquired leases for unproved geothermal properties totaling $0.9 million and made a down payment towards the purchase of a potential acquisition candidate totaling $0.5 million. Additionally, we spent approximately $0.2 million on equipment and fees relating to filings for patents and trademarks.

Financing Activities. Financing activities provided approximately $85.5 million and $18.5 million of cash in the nine months ended September 30, 2008 and 2007, respectively. We completed the issuance of the Convertible Notes and the related overallotment option totaling $55.0 million on April 1, 2008. In connection with the sale of the Convertible Notes, we incurred financing fees of $2.2 million, which was paid to Merrill Lynch. We also entered into a call spread option transaction and a forward stock purchase transaction totaling $5.9 million and $15.0 million, respectively. We used the remaining net proceeds from the offering for general corporate purposes and to continue well field and other development activities for our geothermal power projects. In connection with the purchase of a BLM lease in New Mexico, we entered into a promissory note payable and received cash for $0.9 million in February 2008. On June 17, 2008, we entered into an ATM Equity Offering Sales Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which we were able to offer and sell through Merrill Lynch, as our sales agent, from time to time, shares of our common stock with an aggregate sales price of up to $25,000,000. During the third quarter of 2008, we raised net proceeds totaling $24.2 million from our participation in the ATM equity program. In addition, during the third quarter of 2008, pursuant to the Thermo Financing Agreements, we received a capital contribution for minority interest in our Thermo Subsidiary totaling $3.7 million. Under the same Thermo Financing Agreements, we also entered into an 18 year permanent non-recourse senior secured note bearing annual interest at 7.00% and received net proceeds totaling $26.1 million. We incurred deferred financing costs related to the execution of the Thermo Financing Agreements totaling $4.2 million. During the nine months ended September 30, 2008, we also received approximately $0.7 million from the exercise of other outstanding stock options and warrants.

We completed the private placement of 2,693,552 shares of our common stock on March 30, 2007. We received net proceeds of $11.9 million from this private placement transaction. As part of the private placement transaction, we issued warrants to purchase an aggregate of 1,037,012 shares of common stock at an exercise price of $6.05 per share to the purchasers of our common stock and the placement agent. During August 2007, all of these warrants were exercised and we received approximately $6.3 million of proceeds for the purchase of the 1,037,012 shares. Financing activity in the nine months ended September 30, 2007 provided approximately $0.1 million from the exercises of options to purchase shares of our common stock.

As of September 30, 2008, we had stockholders’ equity of approximately $12.8 million as compared to stockholders’ equity totaling $19.5 million at December 31, 2007. The decrease in stockholders’ equity primarily arose from entering into a call spread option transaction for $5.9 million and a forward stock purchase transaction for $15.0 million in connection with our issuance of the Convertible Notes during the first quarter of 2008. The effect of purchasing the call spread option transaction and forward stock purchase transaction was a reduction in the additional paid-in capital account totaling $20.9 million.

Our cash balance, together with cash provided by our recent financing activities and customer sales will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures through September 30, 2009. As described above, we will need to secure additional financing in order to execute our plans and continue our operations.

From time to time, the project financing arrangements relating to our geothermal projects may affect our overall short-term liquidity and needs for financing. For example, the Thermo Financing Agreements include an engineering, procurement and construction agreement (the “EPC Agreement”), pursuant to which we agreed to oversee the engineering, procurement and construction of the geothermal power plant for the Thermo No. 1 project. In addition, we guaranteed the completion of the geothermal power plant construction and the payment of all services performed by the subcontractors. We expect to make the payments to the subcontractors, including cost overruns, if any, in the ordinary course of business. While all intercompany transactions related to the EPC Agreement are eliminated in the consolidation of our financial statements, our obligations under the EPC Agreement may require us to make payments with unrestricted cash prior to the time the necessary conditions are fulfilled to allow for the release of restricted cash amounts from the proceeds of the project financing arrangements.

Dividends. We did not declare or pay any dividends on our outstanding common stock during 2007 or the first nine months of 2008. We do not expect to pay any dividends in the near future.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had the following off-balance sheet arrangements as defined by Item 303(a)(4)(II) of Regulation S-K.

In connection with the Thermo Financing Agreements, we entered into an Amended and Restated Purchase Contract with UTC relating to the purchase of generating units for the Thermo No. 1 project. Under the terms of the Amended and Restated Purchase Contract, UTC has agreed to allow us to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 project. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, then we will keep the retained portion of the purchase price as a liquidated damages payment. If the Thermo No. 1 project is not successfully completed as a result of any other reason, we will reimburse UTC for any liquidated damages paid by UTC. To secure payment of our obligations to reimburse UTC under the Amended and Restated Purchase Contract, we provided a security interest to UTC in five patents relating to our Transportation and Industrial segment. We are unable to estimate the maximum potential obligation we may have for future reimbursement payments under the Amended and Restated Purchase Contract at this time. We believe that the likelihood that we will be obligated to reimburse UTC for liquidated damages under the Amended and Restated Purchase Contract is “remote” and, accordingly, no liability was recorded for the quarter ended September 30, 2008.

Contractual Obligations and Commitments

During the first quarter of 2008, we leased a warehouse located in Tooele County, Utah. We used the warehouse to store geothermal power plant generating units we purchased for installation at the Thermo No. 1 project. The warehouse has approximately 22,239 square feet with monthly rent of $4,448. The warehouse lease expired on July 31, 2008, upon which the lease converted to a month to month lease. During the third quarter of 2008 all of our generating units previously stored at this facility were moved to our construction site at the Thermo No. 1 project for installation. We expect to store additional units for future projects at this location and we expect that the lease will be renewed or that alternative space will be obtained. The leased facilities are well maintained and in good condition.

Total rent expense for all of our office space, warehouse and testing facilities leases for the three months and nine months ended September 30, 2008 was approximately $79,000 and $231,000, respectively. Total rent expense for all of our office space, warehouse and testing facilities leases for the three months and nine months ended September 30, 2007 was approximately $73,000, and $198,000, respectively.

On April 21, 2008, our wholly-owned subsidiary entered into a Road Construction and Maintenance Agreement with Beaver County, Utah to post an improvement bond, or mutually agreed upon equivalent, in the amount of $100,000. We are currently in the process of securing the improvement bond.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases, our long-term debt and our executed purchase obligations as of September 30, 2008:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Lease Obligations	$3,669,096	$542,880	$1,300,503	$640,579	$1,185,134
Long Term Debt	137,854,930	5,412,000	13,200,000	59,400,000	59,842,930
Purchase Obligations	90,610,493	53,902,676	28,113,942	8,593,875	—

Total	$232,134,519	$59,857,556	$42,614,445	$68,634,454	$61,028,064

The contractual obligations set forth above are not recorded as liabilities in our consolidated financial statements. Amounts payable pursuant to our operating leases are expensed during the reporting period in which the amounts are due and payable. Our equipment purchase obligations are recorded as liabilities when the equipment is received by us or the risk of loss has been legally transferred to us. The operating lease obligations include operating leases for our corporate headquarters and a testing facility. There is a provision in the corporate headquarters lease that allows for lease termination at our option without penalty on August 31, 2009. We have subleased additional space at our corporate headquarters pursuant to a sublease that expired on July 31, 2008. The sublease is currently leased on a month to month basis. The operating lease obligations also include rent payments we have agreed to make in connection with certain geothermal lease agreements.

On August 31, 2008, we executed a fourth purchase agreement with UTC relating to the purchase of additional generating units for the geothermal power plants we intend to develop. Concurrent with the execution of the fourth purchase agreement, we paid a down payment of $2.3 million. Under the fourth purchase agreement, we are obligated to pay the remaining $17.1 million over the next five years, which obligations are included in the table above.

The purchase obligations set forth in the table above include a series of purchase and service agreements whereby certain vendors have agreed to provide certain equipment and services to us. As of September 30, 2008, we were obligated to pay the vendors approximately $53.9 million in 2008; $19.0 million in 2009; $4.5 million in 2010; $4.6 million in 2011; and $4.7 million in 2012, as reflected in the table above.

Recently Issued Accounting Pronouncements

SFAS 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently believe that adopting SFAS 162 will have a material impact on our financial statements.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the new disclosure requirements required by SFAS 161.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). In SFAS 160, the FASB established accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS 160 is prohibited. We are currently evaluating the requirements of SFAS 160 and the potential impact on our financial statements.

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

EITF 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We are currently assessing the impact of adopting EITF 07-01 on our financial statements.

EITF 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on our consolidated financial position and results of operations.

EITF 08-3

In June 2008, the FASB ratified EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 08-3 on our consolidated financial position and results of operations.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. FSP EITF 03-6-1 is effective January 1, 2009 and requires prior period EPS amounts presented to be adjusted retrospectively. Our grants of restricted stock and restricted stock units contain non-forfeitable rights to dividend equivalents and are considered participating securities as defined in FSP EITF 03-6-1 and will be included in computing EPS using the two-class method beginning with the first quarter of 2009. We believe that the adoption of FSP EITF 03-6-1 will not have a material impact on the calculation of our basic or diluted EPS.

FSP FAS 142-3

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this pronouncement is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” We are required to adopt FSP FAS 142-3 in the first quarter of 2009 and will apply it prospectively to intangible assets acquired after the effective date.

FSP FAS 133-1 and FIN 45-4

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”), which requires additional disclosures for sellers of credit derivative instruments and certain guarantees. FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” by requiring additional disclosures for certain guarantees and credit derivatives sold including: maximum potential amount of future payments, the related fair value, and the current payment/performance risk. The FASB also clarified the effective date for FAS Statement No. 161. FSP FAS 133-1 and FIN 45-4 shall be effective for the reporting period ending after November 15, 2008. Earlier adoption is recommended. Management does not anticipate that implementation of this pronouncement will have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides information regarding our exposure to the risks of changing interest rates.

As of September 30, 2008, we had approximately $5.5 million in cash and cash equivalents, including $9.8 million in restricted cash, that were invested primarily in low risk money market accounts and certificates of deposit until needed for operating and other activities. Current money market rates range from approximately 2.23% to 2.35%. The money market interest rates have declined from 2.46% over the last three months. If interest rates continue to decline by another 1%, the amount of interest earned on our money market balance would be approximately $153,000 lower over a twelve month period. A review of our money market accounts indicated that no impairment occurred during the nine months ended September 30, 2008 and no write-down in fair value is considered necessary.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We continued to formalize documentation and perform testing of our financial processes during the period covered by this Quarterly Report on Form 10-Q. In January 2008, we enhanced our financial reporting capabilities by converting our accounting system to an accounting software package that enables us to more efficiently account for multiple entities. During the conversion period, we implemented certain measures to ensure that the system of internal control remained effective such as daily reconciliations of data input and the roll-forward of prior period gain/loss balances. During the third quarter of 2008, pursuant to the terms of certain financing agreements we entered into with Merrill Lynch, Pierce, Fenner & Smith Incorporated, for the tax equity financing of the Thermo Subsidiary, an independent administrative agent has been appointed to administer the cash management process for all cash deposits and disbursements for the Thermo Subsidiary. We remain responsible for approving purchases, invoices for payment and reconciling the bank accounts. We believe that implementation of this control helps ensure that the system of internal controls remains effective for the daily operations of the Thermo Subsidiary. No other change in our internal control over financial reporting occurred during the nine months ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are not the subject of any other legal proceedings and we are unaware of any proceedings presently contemplated against us by any federal, state or local government agency.

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

We have a limited operating history and, from our inception, we have earned limited revenue from operations. We have incurred significant net losses in each year of our operations, including a net loss of approximately $20.2 million for the nine months ended September 30, 2008. As a result of ongoing operating losses, we had an accumulated deficit and deficit after re-entry into development stage of approximately $71.5 million on cumulative revenues from inception of approximately $1.0 million as of September 30, 2008.

Under our current growth plan, we do not expect that our revenues will be sufficient to cover our expenses unless we are able to successfully place a significant number of power plants in service. As a result, we expect to continue to incur substantial losses until we are able to generate significant revenues. Our ability to generate significant revenues and become profitable will depend on many factors, including our ability to:

•	secure adequate capital;

•	identify and secure productive geothermal sites;

•	verify that the properties in which we have acquired an interest contain geothermal resources that are sufficient to generate electricity;

•	acquire electrical transmission and interconnection rights for geothermal plants we intend to develop;

•	enter into power purchase agreements for the sale of electrical power from the geothermal power plants we intend to develop;

•

enter into additional tax equity partner agreements with potential financing partners that will provide for the allocation of tax benefits to them and for the contribution of capital by them to the projects;

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

At September 30, 2008, we had approximately $5.5 million in cash and cash equivalents. Our operating activities used approximately $10.1 million and approximately $5.1 million of cash during the nine months ended September 30, 2008 and 2007, respectively. We have incurred substantial losses since inception and we are not operating at cash breakeven.

Our continuation as a going concern is dependent on efforts to raise additional capital, increase revenues, reduce expenses, and ultimately achieve profitable operations. If we are unable to raise sufficient, additional capital on reasonable terms, liquidity concerns may require us to curtail or cease operations, liquidate or sell assets or pursue other actions that could adversely affect future operations. Reduction of expenditures could have a negative impact on our business. A reduction of expenditures would make it more difficult for us to execute our plans to develop geothermal power plants in accordance with our expectations. It would also make it more difficult for us to conduct adequate research and development and other activities necessary to commercialize our Symetron technologies.

Since June 30, 2008, we have raised net proceeds of approximately $24.2 million from the sale of shares of our common stock. Pursuant to the Thermo Financing Agreements, we received a capital contribution for minority interest in our Thermo Subsidiary totaling $3.7 million. Under the same Thermo Financing Agreements, we also entered into an 18 year non-recourse senior secured note bearing annual interest at 7.00% and received net proceeds totaling $26.1 million.

In addition, we obtained project financing for our Thermo No. 1 project, which included the repayment of approximately $14.1 million of construction costs previously incurred by us for construction of the project. In order to execute our business strategy and continue our business operations, however, we will need to seek additional funding from other sources through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through a joint venture, the sale of one or more of our projects or interests therein, entry into a pre-paid power purchase agreement with utilities or municipalities, a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for plant construction, well field development and other development activities, extend the time frame over which these activities will take place or cease operations.

Our Commitment Letter with Merrill Lynch sets forth certain general terms relating to the structure and financing of up to 155 MW of geothermal power plants we intend to develop. Pursuant to the Commitment Letter, we have obtained project financing for our Thermo No. 1 project. Pursuant to the Commitment Letter we have also received financing commitments for two other projects in Nevada and New Mexico. The funding of the New Mexico project commitment remains subject to certain conditions. The Nevada project commitment expired on June 30, 2008. However, we and Merrill Lynch have agreed to work towards formally extending the expiration date of this commitment. If Merrill Lynch elects to provide or arrange a financing commitment with respect to any additional projects, such financing commitment will be subject to satisfactory due diligence, the execution of a separate commitment letter relating to such project and certain other conditions. Even if we are able to obtain funding for the development of additional projects pursuant to the Commitment Letter, we will need additional financing to cover general operating expenses and certain development expenses that are not covered by the Commitment Letter.

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

On March 26, 2008, we received approximately $48.0 million in net proceeds from the private placement of $50,000,000 aggregate principal amount of our 8.00% Convertible Senior Notes due 2013 (the “Convertible Notes”) and $4.8 million of additional net proceeds on April 1, 2008 pursuant to the exercise of the initial purchaser’s overallotment option. We placed approximately $8.7 million of the proceeds in an escrow account to secure payment of the first four interest payments payable on the Convertible Notes.

We also used approximately $15.0 million of the proceeds to enter into a forward stock purchase transaction, pursuant to which we will repurchase shares of our common stock, and approximately $5.9 million of net proceeds to fund a call spread option transaction. As a result of the private placement, our independent registered public accounting firm reissued their report with respect to our financial statements on April 1, 2008 to remove the explanatory paragraph. Since that time, we have used the proceeds from the issuance of the Convertible Notes to fund our operations and development efforts, including the ongoing construction of the Thermo No. 1 project. Although we have raised additional funds from the sale of shares of our common stock and we have obtained project financing for our Thermo No. 1 project, our current revenues are not sufficient to cover our operating and development expenses. As a result, our cash and cash equivalents are being depleted, and we need to raise additional funds to continue operating as a going concern.

If we are unable to secure additional financing when necessary, future reports issued by our independent registered public accounting firm could include a “going concern qualification.” Inclusion of a “going concern qualification” in a future report issued by our independent accountants could have a negative impact on our ability to obtain financing and may adversely impact our stock price.

The current worldwide political and economic conditions, specifically disruptions in the capital and credit markets, may materially and adversely affect our business, operations and financial condition.

Recently general worldwide economic conditions have experienced a downturn due to the credit conditions resulting from the subprime-mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, recent international conflicts, recent terrorist and military activity, and the impact of natural disasters and public health emergencies. If the current market conditions continue or worsen, our business, operations and financial condition will likely be materially and adversely affected.

The United States credit and capital markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, our ability to obtain needed financing on favorable terms could be severely limited. In the current environment, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our ability to obtain financing and increase our costs. Also, given the increased level of recent banking failures, lenders may simply be unwilling or unable to provide financing. Although we intend to seek additional funding for our projects in accordance with our Commitment Letter with Merrill Lynch, we cannot predict whether Merrill Lynch’s ability or willingness to provide financing to us will be adversely affected if current market conditions continue or worsen.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to capital needed for our operations and development plans. If we are unable to obtain adequate financing, we could be forced to reduce, delay or cancel planned capital expenditures, sell assets or seek additional equity capital, or pursue other actions that could adversely affect future operations. Failure to obtain sufficient financing or a reduction of expenditures may cause delays and make it more difficult to execute our plans to develop geothermal power plants in accordance with our expectations. It would also make it more difficult to conduct adequate research and development and other activities necessary to commercialize our Symetron™ technologies.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future. Such volatility may cause investors to experience dramatic declines in our stock price from time to time, may impair our ability to secure additional financing and may otherwise harm our business.

The closing price of our common stock fluctuated from a low of $2.47 per share to a high of $17.09 per share from January 1, 2008 to November 12, 2008. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside of our control, including the level of short sale transactions. As a result, the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in our stock price, there may be increased risk that securities litigation, governmental investigations or enforcement proceedings may be instituted against us. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

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

Financing needed to develop geothermal power projects may be unavailable.

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

Other than certain excluded financings, the Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop. Other than certain excluded financings, Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55 MW of geothermal power plants we intend to develop. Pursuant to the Commitment Letter, we have obtained project financing for our Thermo No. 1 project. Pursuant to the Commitment Letter, we have also received financing commitments for two other projects, which remain subject to certain conditions. Any determination on the part of Merrill Lynch to provide any such financing commitment is subject to the satisfaction of certain conditions precedent and various other factors, including but not limited to, satisfactory completion of due diligence, the absence of any material adverse change in our business, liabilities, operations, condition (financial or otherwise) or prospects, the execution of acceptable definitive documentation, receipt of customary legal opinions acceptable to Merrill Lynch, satisfactory market conditions and necessary approvals. Accordingly, there can be no assurance that Merrill Lynch will ultimately fund the financing commitments or provide us with additional financing commitments at any time either pursuant to the Commitment Letter or otherwise. Further, Merrill Lynch’s rights under the Commitment Letter, including its right to generally match alternative financing proposals, may make it difficult for us to obtain financing proposals from other sources.

The parent of Merrill Lynch recently agreed to be acquired by Bank of America Corporation. This transaction is expected to close in the first quarter of 2009. While we do not expect this transaction to adversely affect our relationship with Merrill Lynch or our ability to obtain project financing under the Commitment Letter, we are not in a position to predict what impact, if any, this transaction might have on Merrill Lynch’s organizational structure, personnel, efficiency or existing or future commitments. Therefore, we cannot be certain that the proposed acquisition will not adversely affect the timing or availability of the project financing arrangements contemplated by the Commitment Letter. Moreover, the United States financial markets are currently experiencing a broad-based credit crisis, which could also have an adverse effect on the timing or availability of project financing.

In addition, the tax benefits originating from geothermal power projects are anticipated to provide a significant portion of the funding of the geothermal projects. This tax equity has traditionally been driven by the tax liability of the major financial industry companies. Many of these companies are currently experiencing significantly reduced income or incurring substantial losses. As a result, they are seeking fewer tax-advantaged investments and this may reduce the amount of readily available tax credit equity available for our geothermal projects.

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

Each of the geothermal power projects our Power Systems segment intends to develop will likely be owned by a separate subsidiary. The geothermal power projects developed by these subsidiaries will likely be separately financed. To obtain the financing necessary to develop the geothermal power projects, we may transfer a portion of our equity interest in the individual subsidiaries to a third party and enter into long-term fixed price power purchase agreements. Depending upon the nature of these arrangements and the application of generally accepted accounting principles, primarily Statement of Financial Accounting Standards Board Interpretation

Number 46R “Consolidation of Variable Interest Entities (Revised December 2003)—an interpretation of ARB No. 51,” we may be required to deconsolidate one or more or all of these subsidiaries, which would result in our share of the net profits or loss generated by the deconsolidated entities being presented as a net amount in our financial statements. As a result, our financial statements would not reflect the gross revenues and expenses of the deconsolidated entities. However, we do not expect the effect of such deconsolidation, if required, to have an impact on our stockholders’ equity, net income/loss or income/loss per share.

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

The federal government currently encourages production of electricity from geothermal resources through certain tax subsidies. Assuming the available tax credits remain in place as currently in effect, each geothermal power project will be permitted to claim for federal tax purposes either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or “production tax credits” of $20.00 (plus an annual adjustment for an inflation factor) per megawatt hour for the first ten years of electricity output. Currently, production tax credits can only be claimed on new plants placed into service before December 31, 2010. The availability of production tax credits for new plants put into service after 2010 will depend on whether Congress acts to make tax credits available for such plants and the President elects to sign into law the action taken by Congress.

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

Our Power Systems segment intends to utilize certain heat transfer technologies in the geothermal power projects we intend to develop. These heat transfer technologies were developed by UTC. UTC’s heat transfer technologies are designed to enable the generation of power from geothermal resources that are lower in temperature than those resources used in traditional flash steam geothermal projects.

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

The demand for our technologies may be dependent on government regulations and policies such as standards for Corporate Average Fuel Economy, or CAFE, Renewable Portfolio Standards, or RPS, the Clean Air Act and Section 45 of the Internal Revenue Code. Changes in these regulations and policies could have a negative impact on the demand for the power we plan to generate and our technologies. Any new government regulations or policies pertaining to our products or technologies may result in significant additional expenses to us and our potential customers and could cause a significant reduction in demand for our technologies and thereby significantly harm our Transportation and Industrial Technology segment.

We may not be able to enforce or protect the intellectual property that our Transportation and Industrial Technology segment is seeking to license.

The success of our Transportation and Industrial Technology segment is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on most of our key technologies. We cannot be certain that our six issued U.S. patents, seven pending U.S. patent applications, four pending international patent applications and one pending foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patent applications that we may file for our current and future technologies may not be issued. We have received three trademark registrations in the U.S. and ten trademark registrations internationally. We have also applied for five additional trademark registrations in the U.S. and one additional trademark registration internationally which may never be granted.

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

We license patented intellectual property rights from third party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects could be harmed. Our licensors may also seek to terminate our licenses.

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

We face significant competition in each of our business segments. If we fail to compete effectively, our business will suffer.

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

We may issue company stock as consideration for acquisitions, joint ventures or other strategic transactions, and the use of common stock as purchase consideration could dilute each of our current stockholder’s interests. In addition, we may obtain debt financing in connection with an acquisition. Any such debt financing could involve restrictive covenants relating to capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. In addition, such debt financing may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to us for other purposes and could make us more vulnerable to industry downturns and competitive pressures.

If we are unable to effectively and efficiently maintain our controls and procedures to avoid deficiencies, there could be a material adverse effect on our operations or financial results.

As a publicly-traded company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. Our management is required to evaluate the effectiveness of our internal control over financial reporting as of each year end, and we are required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any “material weakness” (within the meaning of Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 5) in our internal control over financial reporting. On an on-going basis, we are reviewing, documenting and testing our internal control procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. If our officers, directors or employees sell shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 40.1 million shares were free of restrictive legend as of September 30, 2008, up from approximately 28.4 million as of September 30, 2007. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

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

On September 25, 2008, we granted 100,000 restricted shares of our common stock to ICPE, Inc. pursuant to a settlement of an outstanding invoice for professional services relating to design and engineering services for a geothermal power plant that we intend to construct. The 100,000 shares represented the fair value of the amount to be applied towards the outstanding invoice on the date of the grant. The fair value of these shares totaled $419,000.

On October 31, 2008, we granted 112,782 restricted shares of our common stock to ICPE, Inc. pursuant to a settlement of an outstanding invoice for professional services relating to design and engineering services for a geothermal power plant that we intend to construct. The 112,782 shares represented the fair value of the amount to be applied towards the outstanding invoice on the date of the grant. The fair value of these shares totaled $450,000.

On January 16, 2008, we granted to Merrill Lynch warrants to purchase up to 3,700,000 shares of our common stock, subject to vesting requirements associated with the financing of our geothermal power plants. The warrants vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. On September 8, 2008, warrants to purchase 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project. These warrants are immediately exercisable and have a current exercise price of $14.21. Since the vesting of warrants was a result of closing the project financing, we allocated the fair value between the net proceeds of the debt and the amount of equity contribution in our Thermo Subsidiary. Accordingly, the fair value of the vested warrants allocated to the issuance of debt totaled $3,999,334 and the fair value of the vested warrants allocated to the equity contribution in our Thermo Subsidiary totaled $3,749,728.

We believe that the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D under the Securities Act.

Item 6.	Exhibits

Exhibit Number	Description of Document

1.1	Amendment to the ATM Equity OfferingSM Sales Agreement, dated August 15, 2008, between Raser Technologies, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed August 15, 2008)

10.1	Commitment Letter, dated July 18, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 21, 2008)

10.2	Account and Security Agreement, dated as of August 31, 2008, by and between Thermo No. 1 BE-01, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 5, 2008)

10.3	Engineering, Procurement and Construction Agreement, dated as of August 31, 2008, by and between Thermo No. 1 BE-01, LLC and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 5, 2008)

10.4	Equity Capital Contribution Agreement, dated as of August 31, 2008, by and among Intermountain Renewable Power, LLC and Thermo No. 1 BE-01, LLC, on the one hand, and Merrill Lynch L.P. Holdings Inc., on the other hand (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed September 5, 2008)

10.5	Operation and Maintenance Agreement, dated as of August 31, 2008, by and between Thermo No. 1 BE-01, LLC and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed September 5, 2008)

10.6	Credit Agreement, dated as of August 31, 2008, among Thermo No. 1 BE-01, LLC, the Lenders (as defined in the Credit Agreement), and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed September 5, 2008)

10.7	Amended and Restated Limited Liability Company Agreement of Thermo No. 1 BE-01, LLC, a Delaware limited liability company, dated as of August 31, 2008, by and between Intermountain Renewable Power, LLC and Merrill Lynch L.P. Holdings Inc. (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed September 5, 2008)

10.8	Closing Date and Funding Acknowledgment, dated August 31, 2008, by and among Thermo No. 1 BE-01, LLC, Merrill Lynch Credit Products, LLC, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed September 5, 2008)

23.1	Consent of GeothermEx, Inc. (incorporated by reference to Exhibit 23.1 to our quarterly report on Form 10-Q, as amended, filed October 14, 2008)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC. (Registrant)

November 13, 2008	/s/ Martin F. Petersen
(Date)	Martin F. Petersen,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

1.1	Amendment to the ATM Equity OfferingSM Sales Agreement, dated August 15, 2008, between Raser Technologies, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed August 15, 2008)

10.1	Commitment Letter, dated July 18, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 21, 2008)

10.2	Account and Security Agreement, dated as of August 31, 2008, by and between Thermo No. 1 BE-01, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 5, 2008)

10.3	Engineering, Procurement and Construction Agreement, dated as of August 31, 2008, by and between Thermo No. 1 BE-01, LLC and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 5, 2008)

10.4	Equity Capital Contribution Agreement, dated as of August 31, 2008, by and among Intermountain Renewable Power, LLC and Thermo No. 1 BE-01, LLC, on the one hand, and Merrill Lynch L.P. Holdings Inc., on the other hand (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed September 5, 2008)

10.5	Operation and Maintenance Agreement, dated as of August 31, 2008, by and between Thermo No. 1 BE-01, LLC and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed September 5, 2008)

10.6	Credit Agreement, dated as of August 31, 2008, among Thermo No. 1 BE-01, LLC, the Lenders (as defined in the Credit Agreement), and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed September 5, 2008)

10.7	Amended and Restated Limited Liability Company Agreement of Thermo No. 1 BE-01, LLC, a Delaware limited liability company, dated as of August 31, 2008, by and between Intermountain Renewable Power, LLC and Merrill Lynch L.P. Holdings Inc. (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed September 5, 2008)

10.8	Closing Date and Funding Acknowledgment, dated August 31, 2008, by and among Thermo No. 1 BE-01, LLC, Merrill Lynch Credit Products, LLC, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed September 5, 2008)

23.1	Consent of GeothermEx, Inc. (incorporated by reference to Exhibit 23.1 to our quarterly report on Form 10-Q, as amended, filed October 14, 2008)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.