Form 10-K
period 2008-12-31
RASER TECHNOLOGIES INC
filed 2009-03-18
CIK 1103078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-32661

RASER TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0638510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5152 North Edgewood Drive, Suite 200, Provo, UT	84604
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 765-1200

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing of the issuer’s common stock on June 30, 2008 as reported on NYSE Arca, was approximately $438 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of registrant’s common stock as of March 13, 2009 was 65,138,877 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2009 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

We are an environmental energy technology company focused on geothermal power development and technology licensing. We operate two business segments: Power Systems and Transportation & Industrial. Our Power Systems segment develops clean, renewable geothermal electric power plants and bottom-cycling operations. Our Transportation & Industrial segment focuses on using our Symetron™ family of technologies to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we are employing a “Well to Wheels” strategy in an effort to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our “Well to Wheels” strategy, we aim to become both a producer of clean, geothermal electric power as well as a provider of electric and hybrid-electric vehicle technologies and products.

Power Systems Segment

We have accumulated a large portfolio of geothermal interests in four western continental states and a geothermal concession in Indonesia. These geothermal interests are important to our ability to develop geothermal power plants. We continue to accumulate additional interests in geothermal resources for potential future projects.

We have initiated the development of eight geothermal projects in our Power Systems segment to date. We completed the major construction of the cooling towers and transmission lines and installed the power generating units at our first 10 megawatt (“MW”) geothermal power plant, located in Beaver County, Utah, in October 2008. We refer to this project as the Thermo No. 1 project or the Thermo No. 1 geothermal power plant. We placed the plant in service in the first quarter of 2009 and we expect the Thermo No. 1 geothermal power plant to become operational at or near full capacity in the first part of 2009. For a discussion of the revenues, profit/loss and total assets of the Power Systems segment for the years ended December 31, 2008, 2007 and 2006, please see “Note 19, Business Segments” to our audited consolidated financial statements.

We have either obtained or are in the process of obtaining permits for the development of seven other geothermal power projects we have initiated in the United States. These projects are located in Utah, Nevada, New Mexico and Oregon. We believe that the geothermal resource for each of these projects has the potential to provide at least enough geothermal energy for a commercial power plant of approximately 10 to 11 MW of net electrical power. However, we expect that some of the project sites that we intend to develop, have potential resources to generate significantly more than 10 MW of net electrical power. For example, the Thermo No. 1 project area appears to have the potential to support many additional plants similar in design to the Thermo No. 1 geothermal power plant. Therefore, we are evaluating opportunities to build additional plants near the Thermo No. 1 project. We expect that other project sites we have selected to develop could also prove to have resources that could support multiple plants. We intend to seek to maximize the full power generating potential of all the sites we select for project development. For additional information on our potential geothermal resources and our development plans, see “Our Potential Geothermal Resources” and “Development of Geothermal Power Plants” below.

Historically, federal and state governments have provided incentives and mandates for the development of renewable resources, including geothermal projects. The recently approved American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) provides for a number of additional grants and tax incentives to help fund renewable energy projects. Some of the provisions included in the legislation provide for grants of up to 30% of the cost of construction, loan guarantees and additional tax benefits. We believe that these provisions could help to make financing more readily available for renewable energy projects, and we intend to utilize them as much as possible.

Our ability to complete the development of our geothermal power projects is dependent on our ability to obtain adequate financing to fund those projects. We intend to evaluate a variety of alternatives to finance the development of our projects. These alternatives could include project financing and tax equity financing arrangements under our existing commitment letter (the “Commitment Letter”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), government funding from grants, loan guarantees or private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, pre-paid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for plant construction, well field development and other development activities, extend the time frame over which these activities will take place, or cease operations.

We recently retained Calyon Securities (USA) Inc. (“Calyon”) to explore potential strategic relationships that could provide additional options for funding, implementing and accelerating our development efforts. The potential for significant additional power production from the geothermal resource that we identified and evaluated as part of our Thermo No. 1 project has generated a number of inquiries from potential financial partners wishing to explore a purchase, joint venture or other transaction in connection with the further development of this large resource. We engaged Calyon to help us evaluate the proposals and negotiate any potential funding, development, or asset sale structures that we believe would enhance our ability to complete our objectives. We continue to work with Calyon to advance this process.

With the completion of the major construction items of the Thermo No. 1 geothermal power plant, we believe we have demonstrated our ability to quickly develop geothermal power projects using our rapid deployment business model. We believe the demand for clean, renewable energy will continue to increase, and we believe we are well positioned to play a meaningful role in providing clean, renewable power to consumers. Not everything has been in keeping with our original timeframes and cost expectations. Some of our projects have experienced longer development timelines or higher costs than originally planned. Moreover, the current economic conditions in the United States and around the world make it more difficult to secure the financing and complete the other various steps necessary to develop our projects. Nevertheless, we intend to continue to focus on the rapid deployment of our geothermal power projects.

We believe that some of our projects will allow for expansions of the power plants through “bottom-cycling” operations. When the temperature of the geothermal fluids produced from the well field is sufficiently high, the geothermal fluids which are discharged from the plant can potentially carry enough heat to generate additional electricity. In a bottom-cycling operation, the discharged geothermal fluids are passed through additional generating units to generate electricity without the risk and expense of drilling new wells.

We also believe the technologies used in our geothermal power projects can also be used to generate electricity from waste heat associated with certain industrial operations. We intend to explore opportunities to expand our Power Systems segment to include the development of facilities that utilize waste heat to generate electricity. We believe there are a number of companies that could benefit from these waste heat recovery facilities, including cement plants, conventional power plants, steel mills, and others, which would serve to reduce their overall long-term energy costs.

Transportation & Industrial Segment

Our Transportation & Industrial segment focuses on commercializing our electric motor, generator and drive technologies, such as our series plug-in hybrid vehicle (“PHEV”) with range extender technologies, into applications. In 2008, we began work to integrate a Symetron™ traction motor, generator and controller drive in a SUV demonstration vehicle expected to achieve 100 mpg equivalent to demonstrate the benefits of our plug-in electric drive system in SUV and light truck applications. Our plug-in electric drive system is designed to allow light trucks and SUVs to achieve the equivalent of over 100 mpg in typical local daily driving with near zero emissions, by using electricity instead of petroleum as the primary fuel. Pacific Gas & Electric of California agreed in February 2008 to initially purchase two test vehicles. The SUV demonstration vehicle is being built in cooperation with a leading global OEM. During 2007 and early 2008, we entered into several other agreements and collaborative arrangements with large manufacturers to explore additional potential applications of our motor and drive technologies, including a collaborative arrangement with Hyundai Heavy Industries (“HHI”) of Korea and a license agreement with Wilson Automotive of Canada.

We intend to continue to explore opportunities to commercialize our motor and drive technologies. However, the recent economic downturn has had a dramatic and adverse effect on the automotive industry and other large industrial manufacturers that would otherwise be in a position to use and benefit from our technologies. As a result, we believe our ability to commercialize our Symetron™ technologies will be limited until economic conditions improve. In light of the current economic conditions, we have reduced our resources committed to new developmental efforts. We intend to evaluate the prospects for our technologies on an ongoing basis. If we believe there are attractive opportunities, we will devote the resources to pursue those opportunities to the extent we believe appropriate. If, on the other hand, we determine that the risks and uncertainties for this business segment are too great in light of the current economic climate, we may choose to further reduce the resources devoted to these efforts. For a discussion of the revenues, profit/loss and total assets of the Transportation & Industrial segment for the years ended December 31, 2008, 2007 and 2006, please see “Note 19, Business Segments” in our audited consolidated financial statements.

Operating History, Corporate Structure and Capital Requirements

Consistent with our limited operating history, we have generated limited revenues from operations. While our Power Systems segment has begun to generate nominal revenue from the operation of our Thermo No. 1 geothermal power plant, we do not expect to generate material revenues from this segment until we develop additional plants and place them in service. To date, our Transportation & Industrial segment has generated only a limited amount of revenue from research and development subcontracts administered through contractors for certain government agencies. Future revenues from our Transportation & Industrial segment will depend on our ability to commercialize our Symetron™ technologies, and we cannot predict when those efforts will be successful, if at all.

Limited historical information exists upon which an evaluation can be made regarding our business and prospects. We also have limited insight into how market and technology trends may affect our future business. The revenue and income potential of both of our business segments is unproven and the markets in which we expect to compete are very competitive and rapidly evolving. To date, all of our revenues have been derived from domestic sources. Our business and prospects should be considered in light of the risks, expenses, cash requirements, challenges and uncertainties that exist in an early stage company seeking to develop new technologies and products in competitive and rapidly evolving markets.

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

Given our current business strategy, we will need to secure additional financing in order to execute our plans and continue our operations. We may acquire this additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We also intend to evaluate a variety of alternatives to finance the development of our geothermal power projects. These alternatives could include project financing and tax equity financing under our Commitment Letter, government funding from grants, loan guarantees or private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into prepaid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. We cannot be certain that funding will be available to us on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may be unable to execute out plans or continue our operations.

We are incorporated in Delaware. We are the successor to Raser Technologies, Inc., a Utah corporation, which was formerly known as Wasatch Web Advisors, Inc. Wasatch Web Advisors acquired 100% of our predecessor corporation in a reverse acquisition transaction in October of 2003. Prior to that transaction, our predecessor corporation was a privately-held company.

Industry Overview

Our Power Systems segment is seeking to employ a rapid deployment strategy to develop geothermal power plants. Geothermal energy is one of several clean, renewable energy sources that are part of the renewable energy industry. Our Transportation & Industrial segment is focused on commercializing technologies that improve electric motors and related components with a particular emphasis on electric and hybrid electric vehicle propulsion systems.

The Renewable Energy Industry and Geothermal Energy

The global demand for electrical power has continued to grow significantly each year. In recent years, concerns about CO2 emissions from fossil-fuel power plants and the potential effect of CO2 emissions on global climate change, together with concerns about sustainability and the United States’ dependence on foreign energy sources have led to an increased emphasis on domestic renewable energy. Renewable energy sources generally include: geothermal, solar, wind, biomass, fuel cells using renewable fuels, ocean wave, ocean thermal, and tidal current.

A number of states and the District of Columbia offer some form of regulation or financial incentive related to the increased use of renewable energy. Among the most wide-reaching regulations, currently adopted by 31 states and the District of Columbia, is the establishment of Renewable Portfolio Standards (“RPS”), which either mandate or set goals that electrical utilities operating in a state obtain a minimum level of energy from renewable energy sources by a stated deadline. Eligible sources of renewable energy vary by state, but generally include geothermal and certain of the other renewable energy sources described above. For example, California, one of the primary states to which we intend to sell our renewable power, has one of the most ambitious RPS in the country. California’s RPS is to achieve a 20 percent renewable supply by 2010, with a mandate to achieve 33 percent by the end of 2020. In addition to the state regulations and financial incentives, the federal government is considering a national RPS mandate and has provided tax incentives, grants and loan guarantees to encourage the development of renewable energy sources.

The need for utilities to meet RPS requirements and the available state and federal incentives, among other factors, have led to a significant increase in the development of renewable energy projects based on a variety of energy sources. While geothermal is only one of several renewable energy sources, we believe geothermal projects offer several advantages over other types of renewable energy. Geothermal power plants can provide a reliable, continuous power supply in contrast to wind and solar sources that can only produce energy when an abundance of sun or wind is available. Intermittent resources such as wind and solar have to be “firmed” by arranging for power supply when the resource is not available. This adds to the cost of power for utilities. A continuous source of firm power is called base load energy. Geothermal plants, based on modern technologies, can provide base load power with virtually no emissions. These factors make geothermal energy attractive to utilities and other purchasers of renewable energy.

Geothermal energy is derived from the natural heat of the earth that has been transferred from the core of the earth to hot or molten rocks nearer to the surface. The heat resource can be used to generate electricity through a transfer medium such as water. When water comes sufficiently close to hot or molten rock it is super heated and ascends toward the surface of the earth. Geothermal fluids cannot be transported economically over longer distances due to heat and pressure loss. Therefore, geothermal power plants must normally be located within approximately one to two miles of the geothermal production wells. Geothermal energy projects typically have higher capital costs compared to fossil fuel power plants. However, geothermal power plants tend to have significantly lower variable operating costs due primarily to the elimination of fuel expense.

Advances in heat transfer technology, such as the binary cycle technology utilized in our plant designs, have made it possible to generate electricity from lower temperature sources of geothermal heat that were previously unusable for such purposes. Binary cycle technology can utilize water-based geothermal resources with temperatures ranging from approximately 200 to 350 degrees Fahrenheit. Binary cycle technology is a closed-loop heat transfer system, in which the hot water from the geothermal resource is “cycled” or pumped to the surface through production wells and channeled through surface pipes into heat transfer equipment. In a binary system, the geothermal water never comes into direct contact with the blades of the turbine generator. The geothermally-heated water is used to heat an organic compound or “working fluid” located in the power generating units, which then vaporizes (at a lower temperature than boiling water) into a gas to turn the turbine generator. After the heat transfer process is complete, all of the geothermal water remains in the pipes at a cooler temperature for reinjection into the ground to renew the geothermal resource. All of the geothermal water is then returned to the geothermal heat resource under the earth’s surface through a reinjection well to ensure that the heat resource is properly maintained. As a result, no water is permanently “extracted” from the earth. In light of the nature of the heat transfer and the fact that all of the geothermal water is returned to the heat source, the resource is considered fully renewable and can be used in a sustainable manner for long periods of time.

Geothermal power currently represents less than 1% of the total electrical power produced in the United States. However, recent studies by the National Renewable Energy Laboratory and the Massachusetts Institute of Technology suggest that geothermal energy could become a significant source of electrical energy, growing to as much as 10% of the United States’ overall electrical power production.

Transportation and Other Electric Motor Industries

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

Through internal and collaborative research and development, our Transportation & Industrial segment has developed several innovations in electric motors, generators and their associated power electronic drives and controller technologies that allow for increased torque, power and efficiency. These technologies can be applied to industrial AC induction motors and drives, permanent magnet synchronous motors, AC generators and automotive alternators for use in industrial and transportation applications, hybrid-electric and electric vehicle propulsion systems, and other applications where the efficiency of electricity-to-motion or motion-to-electricity power conversions can be improved.

We believe our Symetron TM technologies are particularly well-suited for PHEV propulsion systems. PHEV systems are one of the new areas of focus among many auto companies for the next generation of hybrid vehicles. We are collaborating with other companies to develop a PHEV integrated master control hardware and software system and have developed our own electric vehicle propulsion system incorporating our technologies. We have also entered into licensing and business cooperation agreements for the right to incorporate our technologies into the production of AC motors and both 12-volt and 24-volt high output brushless claw-pole alternators, including our proprietary Intelligent Voltage Regulator (“IVR”).

Business Strategy

Our primary energy technology objectives are to be a leading developer of geothermal power plants and a leading developer and licensor of technologies that improve the performance of electric motors, generators, drives and related components. We believe the growing demand for clean, renewable energy sources and the increased emphasis on energy efficiency and conservation present significant growth opportunities for both of our business segments. We intend to pursue our objective through the following strategies:

Focus on Development of Geothermal Power Plants

Our Power Systems segment has initiated the development of eight geothermal projects in the United States to date, including our Thermo No. 1 project, which we expect to be operational at or near full capacity in the first part of 2009. We have either obtained or are in the process of obtaining permits for the development of seven other geothermal power projects we have initiated. These seven projects are in various stages of development, and we currently expect to complete these projects in 2009 and 2010. The timing for development of these projects, however, will depend significantly on our ability to obtain financing for these projects. From the potential geothermal resources we have acquired, we intend to continue to identify properties that we believe can be developed rapidly and efficiently. We intend to initiate the development of several new projects each year, and we expect to maintain a portfolio or series of projects in development at all times. However, the number of projects we initiate each year, will depend on a number of factors, including the availability of adequate financing, the availability of adequate geothermal resources, the demand for renewable power, the total number of projects we have under development at one time, and our available resources to devote to our project development efforts.

Refine Rapid Deployment Strategy

We have established an important strategic relationship with UTC Power (“UTCP”), a United Technologies company, that we expect will evolve and expand over time. Through this relationship, we are able to order and begin manufacturing the major components of a geothermal power plant before the well field drilling is completed. By using the modular power generating units, we believe we can complete the construction of most of our power plants in twelve to eighteen months from the time we determine, with a high degree of confidence, that sufficient geothermal resources exist at the project site to support a geothermal power plant and begin drilling the well field. A typical 10 to 11 MW net generating geothermal power plant will use about fifty, 280 KW UTCP PureCycle modular power generating units. These units can be aggregated into a working facility in a relatively short time frame compared to a traditional steam plant, which can require three years or longer to complete. We utilized this rapid deployment model in connection with the construction of our Thermo No. 1 geothermal power plant. We intend to further refine and improve the speed and efficiency of this rapid deployment model as we develop additional projects.

We believe that other equipment suppliers may be able to provide generation units which meet our standards and fit into our rapid deployment strategy. In an effort to reduce our dependence on any one turbine supplier, we have been in discussions with alternate suppliers and may, in the future, purchase generation units from other suppliers in addition to UTCP.

Continue to Finance the Development of Geothermal Power Plants through Various Arrangements

Sufficient financing to complete the development of each of our geothermal power projects is critical to the success of our strategy. We believe capital will be a gating factor for completing a number of geothermal projects in 2009 and beyond. While the current financing environment is difficult due to economic conditions, the current economic recession has also resulted in lower commodity prices and construction costs. Further, the recently approved American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) provides for a number of grants and tax incentives to help fund renewable energy projects. Some of the provisions included in the legislation provide for grants of up to 30% of the cost of construction, loan guarantees and additional tax benefits. We believe that these stimulus provisions could help to make financing or other types of funding more readily available for renewable energy projects. The Recovery Act includes provisions that:

•	Extend the 10-year production tax credit (“PTC”) for qualified geothermal facilities placed in service through 2013.

•

Permit taxpayers to elect to claim an investment tax credit (“ITC”) in place of the PTC for certain projects, including, geothermal energy facilities placed in service from 2009 through 2013. The amount of the ITC would generally be 30 percent of the qualifying costs.

•	Modify the ITC by eliminating the reduction of the ITC for property financed by subsidized energy financing or tax-exempt private activity bonds.

•

Permit a developer to receive a grant from the United States Treasury Department in place of claiming tax credits for certain properties placed in service in 2009 and 2010 that would otherwise qualify for the PTC or ITC. Property placed in service after 2010, but on or before the applicable credit termination date, could qualify for the grants as long as construction began in 2009 or 2010. The amount of a grant would generally be equal to the amount of the ITC for which the project would have otherwise been eligible.

•

Extend first-year bonus depreciation to property placed in service in 2009. This means an owner of qualifying property placed in service in 2009 could deduct 50 percent of the adjusted basis of the property in 2009. The remaining 50 percent would be depreciated using the 5-year Modified Accelerated Cost Recovery System (“MACRS”).

•	Authorize an additional $1.6 billion of Clean Renewable Energy Bonds (“CREBs”) to finance facilities that generate electricity from certain renewable resources.

•	Authorize an additional $6 billion in loan guarantees for qualified facilities.

Prior to obtaining financing for each of our projects, we also seek to enter into a power purchase agreement with investor-owned or municipal-owned utilities. The long-term contractual arrangement to sell power facilitates a number of funding mechanisms. Some utilities may arrange to pay part of the purchase price of the power up front in order to assist with the financing of construction and development of the power plant. This arrangement is referred to as a prepaid power purchase agreement. Each project generally consists of three phases. During the first phase, the site is identified and evaluated. During the second phase, the power plant, transmission lines and pipelines are constructed and the production and reinjection wells are drilled. The third and final phase is the production phase, during which the power plant is operated over its useful life. A different mix of financing alternatives is available for the various development phases and activities. To date, we have funded the site identification and evaluation phase of each project, as well as the drilling of production and reinjection wells, primarily from our funds available for general corporate purposes, which we have obtained principally from the issuance of convertible debt and equity securities from time to time. However, we intend to explore other potential alternatives to finance the drilling of production and reinjection wells for our projects, including drilling-specific investment funds, government grants, loan guarantees and private activity bonds, joint ventures or other strategic transactions. With respect to the construction of the power plant, transmission lines and pipelines for our projects, we intend to seek financing on a project by project basis in accordance with our Commitment Letter with Merrill Lynch, which sets forth general terms relating to the structuring and financing of up to 155 MW of geothermal power plants to be developed by us. The Commitment Letter generally contemplates a combination of project financing and tax equity financing, but could incorporate other forms of financing. In addition to seeking financing under the Commitment Letter, we intend to explore prepaid power purchase agreements, joint ventures, stimulus funding and other arrangements, which may provide additional sources of financing for the different phases of our projects.

Expand Power Systems Segment to Include Development of Bottom Cycling and Waste Heat Recovery Facilities

We believe that some of our projects will allow for expansions of the power plants through “bottom-cycling” operations. When the temperature of the geothermal fluids produced from the well field is sufficiently high, the geothermal fluids which are discharged from the plant can potentially carry enough heat to generate additional electricity. In a bottom-cycling operation, the discharged geothermal fluids are passed through additional generating units to generate electricity without the risk and expense of drilling new wells.

We also believe the technologies used in our geothermal power projects can also be used to generate electricity from waste heat associated with certain industrial operations. We intend to explore opportunities to expand our Power Systems segment to include the development of facilities that utilize waste heat to generate electricity. We believe there are a number of companies that could benefit from these waste heat recovery facilities, including cement plants, conventional power plants, steel mills, and others, which would serve to reduce their overall long-term energy costs.

Continue to Identify and Acquire Potential Geothermal Resources

We have accumulated domestic geothermal interests in Nevada, New Mexico, Oregon and Utah. We believe we have aggregated one of the largest portfolios of potential geothermal resources in the country. With the help of internal and external geologists, we intend to continue to identify, evaluate and acquire additional interests in properties that have the potential to provide sufficient geothermal energy to operate geothermal power plants. We intend to target well-studied properties with known geothermal anomalies. Generally, we intend to seek resources that have been previously passed over for development by other companies but are suitable for binary cycle plants, which have lower grade heat characteristics than those required for traditional geothermal power generating technologies. If we discover or acquire heat resources that have higher temperatures than those most suitable for binary cycle technology, we intend to evaluate the use of traditional flash technology to generate power from these resources.

In addition to our geothermal interests in the United States, in September 2008 we and Indonesia Power were selected as low bidders on a geothermal project in Indonesia. As a result, both companies were awarded a concession by the Indonesian government that includes approximately 100,000 acres of land that contains potential geothermal resources. We are in the process of finalizing a joint venture agreement with Indonesia Power to evaluate the geothermal resources and develop a geothermal power project. We expect this joint venture agreement to be finalized during the first or second quarter of 2009.

Commercialize Electric Powertrain Propulsion Solutions for the Transportation Industry

We intend to continue our efforts to market the technologies developed by our Transportation & Industrial business and our manufacturing partners to the global transportation industry in the areas of electric and hybrid electric vehicles. We believe these technologies are suited for use in industrial and transportation applications, hybrid-electric and electric vehicle propulsion systems, and other applications where the improvement in efficiency and power torque density of electricity-to-motion or motion-to-electricity power conversions provides a competitive advantage. We believe that manufacturers of electric motors and industries that make extensive use of electric motors and drives can utilize our Symetron™ technologies to improve the efficiency of electric motors, generators and related power electronic adjustable-speed drive systems without a significant increase in their manufacturing costs. To date, we have entered into three Symetron™ licensing or cooperative development agreements to explore these types of applications of our technologies.

Pursue Acquisitions Opportunistically

We may explore opportunities to acquire technologies or resources that complement or enhance our existing asset base. In addition, we may pursue acquisitions that accelerate our plans to develop geothermal power plants.

Our Business Segments

Power Systems

We have accumulated a large portfolio of geothermal interests in four western continental states as well as a concession to develop certain geothermal property in Indonesia. These geothermal interests are important to our ability to develop geothermal power plants. We intend to continue to identify, evaluate and acquire additional interests in properties that have the potential to provide sufficient geothermal energy to operate geothermal power plants. We intend to target well-studied properties with known geothermal anomalies. Generally, we intend to seek geothermal resources that have been passed over for development by other companies but are suitable for binary cycle plants, which have lower grade heat requirements than traditional geothermal power generating technologies. If we discover or acquire heat resources that have higher temperatures than those most suitable for binary cycle technology, we intend to evaluate the use of traditional flash technology to generate power from these resources.

We have initiated the development of eight geothermal projects in our Power Systems segment to date. We completed the major construction of the cooling towers and transmission lines and installed the power generating units at our first net 10 MW geothermal power plant, located in Utah, in October 2008. We refer to this project as the Thermo No. 1 project or the Thermo No. 1 geothermal power plant. The plant was placed in service in the first quarter of 2009. We expect the Thermo No. 1 geothermal power plant to become operational at or near full capacity in the first part of 2009.

We have either obtained or are in the process of obtaining permits for the development of seven other geothermal power projects we have initiated. These projects are located in Utah, Nevada, New Mexico and Oregon. We believe that the geothermal resource for each of these projects has the potential to provide at least enough geothermal energy for a power plant of approximately 10 MW. However, we expect that some of the project sites that we intend to develop, have potential resources to generate significantly more than 10 MW of net electrical power. For example, the Thermo No. 1 project area appears to have the potential to support additional plants. Therefore, we are evaluating opportunities to build additional plants near the Thermo No. 1 project. We expect that other project sites we have selected to develop could also prove to contain resources that could support multiple plants. We intend to seek to maximize the full power generating potential of all the sites we select for project development. For additional information on our potential geothermal resources and our development plans, see “Our Potential Geothermal Resources” and “Development of Geothermal Power Plants” below.

Our ability to complete the development of our geothermal power projects is dependent on our ability to obtain adequate financing to fund the projects. We intend to evaluate a variety of alternatives to finance the development of our projects. These alternatives could include project financing and tax equity financing arrangements under our existing Commitment Letter with Merrill Lynch, government grants, loan guarantees and private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, pre-paid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for plant construction, well field development and other development activities, extend the time frame over which these activities will take place or cease operations.

We recently retained Calyon to explore potential strategic relationships that could provide additional options for funding, implementing and accelerating our development efforts. The potential for significant additional power production from the geothermal resource that we identified and evaluated as part of our Thermo No. 1 project has generated a number of inquiries from potential financial partners wishing to explore a purchase, joint venture or other transaction in connection with the further development of this large resource. We engaged Calyon to help us evaluate the proposals and negotiate any potential funding, development, and asset sale structures that we believe would enhance our ability to complete our objectives. We continue to work with Calyon to advance this process.

With the completion of the major construction items of the Thermo No. 1 plant, we believe we have demonstrated our ability to quickly develop geothermal power projects using our rapid deployment business model. We believe the demand for clean, renewable energy will continue to increase, and we believe we are well positioned to play a meaningful role in providing clean, renewable power to consumers. Not everything has been in keeping with our original timeframes and cost expectations. Some of our projects have experienced longer development timelines or higher costs than originally planned. Moreover, the current economic conditions in the United States and around the world make it more difficult to secure the financing and complete the other various steps necessary to develop our projects. Nevertheless, we intend to continue to focus on the rapid deployment of our geothermal power projects.

We expect to generate revenues and cash flows from two primary sources from our geothermal power plants. First, we expect to generate revenues through power purchase agreements with utilities from the sale of electrical power generated by the power plants. Second, we expect to receive revenue and cash flows in the form of fees and distributions from our projects primarily related to the tax structuring of the projects. We expect that tax equity partners who are in a position to benefit from the tax benefits associated with the geothermal power plants we plan to develop will make capital contributions to fund a portion of our projects and related fee payments and distributions. We expect to share the power sales revenues and tax benefits with the tax equity partner in consideration for fees and other distributions. During the first ten years of the life of a power plant for which we claim the production tax credit, the tax equity partner would receive a larger percentage of the tax benefits as part of its equity interest in consideration for payments made to the operating entity. After the first ten years of operations, when most of the tax benefits have been exhausted, we would expect to receive most of the excess cash flows generated by the operating entity, while the tax equity partner would continue to receive a small percentage of excess cash flows. The exact terms of these arrangements, however, will depend on negotiations with individual tax equity partners and may vary from project to project. These techniques for tax equity financing have traditionally been applied to wind power projects, but we believe that they are applicable and available to geothermal power projects. The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) recently extended the placed-in-service sunset date for the geothermal production tax credit through 2013. The Recovery Act also allows the owner of a qualified geothermal project to elect to receive a cash grant from the United States Treasury in lieu of claiming the production tax credit if the project is placed in service in 2009 or 2010, or if construction begins in 2009 or 2010 and the project is placed in service before 2014. We intend to pursue these tax credits and grants where appropriate to help fund a number of our geothermal projects under development. However, any actual cash payments will be subject to the United States Treasury finalizing the program rules and procedures for making such cash grants. As a result, we cannot predict when funds from these grants might be available to fund our projects.

Transportation & Industrial

Our Transportation & Industrial segment has developed unique innovations for AC electric motors, generators, power electronic drives and controllers, and series PHEVs. The electromagnetic machine and power electronic drive technologies are trademarked under the name “SymetronTM.” Our innovations in these areas allow for increased torque, power and efficiency. These technologies can be applied to AC induction, permanent-magnet synchronous, and hybrid reluctance electric motors, generators and power electronic drives, automotive alternators and integrated starter alternators. We believe these technologies are particularly suited for use in industrial and transportation applications, hybrid-electric and electric vehicle propulsion systems, and other applications where the efficiency of electricity-to-motion or motion-to-electricity power conversions can be improved.

In 2007, we signed a world-wide licensing agreement with Wilson Auto Electric to manufacture and sell high-output brushless truck and automotive alternators. We also entered into a collaborative arrangement with FEV, a large automotive design and vehicle integration supplier, and a major automotive manufacturer to integrate our technology into a demonstration model full-size sport-utility PHEV. This demonstration PHEV project was subsequently expanded to include the production of two additional demonstration vehicles to be built for Pacific Gas and Electric (“PG&E”). PG&E ordered the two vehicles with the intent to test and evaluate them for potential future use in their fleet. Additionally, in January 2008 we signed a business cooperation agreement with Hyundai Heavy Industries (“HHI”) relating to the potential manufacture and sale of AC induction motors, generators and drives incorporating our technologies for use in industries such as geothermal power generation, HVAC, refrigeration and other applications.

During 2009, our Transportation & Industrial segment plans to continue to focus primarily on commercializing the applications contemplated by the FEV, HHI and other pending agreements. However, the recent economic downturn has had a dramatic adverse effect on the automotive industry and other large industrial manufacturers that would be in a position to use and benefit from our technologies. As a result, we believe our ability to commercialize our Symetron™ technologies will be limited until economic conditions improve. In the interim, we have taken steps to reduce the resources committed to new developmental efforts. We intend to evaluate the prospects for our Transportation & Industrial segment on an ongoing basis. If we believe there are attractive opportunities, we will devote the resources to pursue those opportunities to the extent we believe appropriate. If, on the other hand, we determine that the risks and uncertainties for this business segment are too great in light of the current economic climate, we may choose to further reduce the resources devoted to these efforts.

Our Potential Geothermal Resources

We have accumulated a large portfolio of geothermal interests in four western states in the United States that we believe have the potential to provide sufficient geothermal energy to operate binary cycle geothermal power plants. In addition to our geothermal interests in the United States, in September 2008 we and Indonesia Power were selected as successful bidders on a geothermal project in Indonesia. As a result, both companies were awarded a concession by the Indonesian government that includes approximately 100,000 acres of land that contains potential geothermal resources. We are in the process of finalizing a joint venture agreement with Indonesia Power to evaluate the geothermal resources and develop a geothermal power project. We expect this joint venture agreement to be finalized during the first or second quarter of 2009.

With the help of internal and external geologists, we intend to continue to identify, evaluate and acquire interests in additional properties with potential geothermal resources. We target properties with known geothermal anomalies and lower heat characteristics than those required for traditional geothermal power generating technologies. We attempt to target properties that we believe are likely to be suitable for binary cycle power generation. The properties we target must also be in close proximity to existing transmission lines so that a power plant may be connected to the power grid without unreasonable expense.

Typically, when we acquire an interest in a property with potential geothermal resources, we do so by entering into a geothermal lease with the owner of the property. Under the terms of the typical lease, the owner of the property grants us the right to explore and develop the geothermal resources on the property. These leases are generally long term in nature and may be renewed at the expiration of the term. We generally pay upfront lease bonuses and annual delay rentals for the leases until a geothermal power plant is placed in service. If a plant is placed in service on a property, we are obligated to pay royalties to the owner of the property on all power produced.

In addition to entering into long-term geothermal leases for properties with potential geothermal resources, we have acquired interests in several properties where wells have been drilled on, or in the vicinity of, the properties. In addition, we have acquired interests in three properties where the geothermal resources have sustained established greenhouse operations. The acquisition of properties with established geothermal resources significantly reduces the exploration risk and the amount of development time that is required to place the planned geothermal power plant into operation. Therefore, we intend to continue to explore opportunities to acquire interests in properties with established geothermal resources and properties with operating wells. Properties with established geothermal resources usually cost more to acquire, but the amount of time and capital for well field development and the risks associated with such development are generally reduced.

Unless a property already contains an established geothermal well, we cannot be sure that a property will ultimately provide a sufficient geothermal resource to operate a binary cycle geothermal power plant without drilling or other testing. The costs associated with drilling and testing varies from property to property and can often be significant. Generally, drilling and testing must be at least partially completed before project-specific financing is available from tax equity partners or other third-parties. As a result, we potentially must fund the costs associated with drilling, testing, and other up-front development activities from other funds available to us or by separately financing these activities.

For additional information on the property interests we have acquired and the properties on which we are currently conducting drilling and testing, see “Development of Geothermal Power Plants” below.

Development of Geothermal Power Plants

Each geothermal power project we develop consists of three phases. During the first phase, the site is identified and evaluated. During the second phase, the power plant, transmission lines and pipelines are constructed and the production and reinjection wells are drilled. The third and final phase is the production phase, during which the power plant is operated over its useful life. We consider “development” to mean the time after initial exploration is complete but before the plant is placed into service. The order in which certain development activities are conducted may vary depending on the unique characteristics of each site.

Site Identification and Evaluation

We utilize our in-house full-time geologists, independent geologists, in-house and independent transmission specialists, ARC-GIS specialists and others on our development team to help identify and locate areas that are favorable to development. We are primarily interested in securing locations that we believe contain the targeted geothermal activity; present a favorable development environment (considering permitting requirements, topography, site access, etc.), and allow transmission access to favorable power markets.

As part of our site identification and evaluation process, we perform certain internal reviews and we contract with independent third party transmission, geologic and geothermal consultants to provide independent analysis. These reviews can typically be categorized as either (i) preliminary site identification reviews which are used to either identify parcels of land for which we want to pursue leases or to identify parcels within an already leased area that are of high interest (a “Preliminary Site Review”); or (ii) a resource evaluation and internally-generated basic economic analysis (a “Resource Evaluation”).

A Preliminary Site Review will generally take into account well drilling logs, if available, geophysical features, geological samples, geothermal anomalies such as hot springs, other readily available geologic studies and data from third-party mining operations. We will also do a basic review of accessibility to the power grid and prepare maps of the property owners in the area through a search of title records or tax plats. The Preliminary Site Review does not generally entail new geologic surveys or other reviews that are more costly. The purpose of such a study is to identify areas of high interest for the lowest cost possible. We generally initiate a Preliminary Site Review after we have either identified an area that we think may be of interest, or after we have been approached by a landowner or other third party about an area. The purpose of these studies is typically to decide if we want to pursue a geothermal lease in the area and undertake the next phase of geologic study and review. Often times, these sites were previously passed over for geothermal development by other companies but which can now be economically developed due to, among other things new technologies. The Preliminary Site Reviews are generally performed by our in-house geologists or by Dr. Carl Austin, a third-party geothermal engineer with whom we contract. A review of transmission is prepared by our in-house transmission specialists, or our independent transmission consultants, ZGlobal Engineering and Energy Services. These reviews can take the form of a formal report or may simply be presented to management orally.

When a Preliminary Site Review identifies an area to be of high interest, we begin the process of lease acquisition. Suitable geothermal resources are located on federal, state, or private lands. Once the land owners are identified, we enter into either public or private geothermal and/or surface leases with those land owners. Public land leases are normally obtained either directly or through a public auction. Occasionally, we may determine that it is more economically feasible to purchase the land directly instead of entering into a lease agreement. For additional information on the property interests we have acquired, see “Our Potential Geothermal Resources” above.

A Resource Evaluation is typically a more detailed review of the prospects of a resource and the likelihood that the resource contains a developable geothermal resource. As part of this more detailed review, we will generally perform, or hire others to perform, additional geologic and geophysical studies like: (i) well or hot spring sampling and geochemical analysis of the samples; (ii) on-site geologic mapping (generally done via a detailed walk-through of the area); (iii) gravity, ground magnetic, telluric-magnetotelluric, self-potential and/or seismic surveys; and (iv) drilling of thermal-gradient wells or exploratory “slim holes.” Often times, at least some of these geophysical studies have already been performed and it is often not necessary, or advisable due to cost, to perform all of them. Depending on the nature of the studies which have already been performed and which studies we determine to be necessary or advisable, a Resource Evaluation can cost anywhere from several thousand dollars to several hundred thousand dollars.

We generally ask for a formal report to be prepared as part of a Resource Evaluation, but before such a report is finalized we will have several interim meetings to discuss relevant findings. It is possible that if the interim findings are favorable enough, we will begin permitting and possibly even drilling before a final report is prepared. This was the case with our Thermo No. 1 project as discussed below. The key question we are looking to answer with a high degree of confidence in a Resource Evaluation is can this resource support a 10 MW geothermal project. If the results of the Resource Evaluation are inconclusive, we may seek additional exploratory work to be performed or we may abandon the prospect. If the results of the Resource Evaluation are favorable, however, we will begin development of a 10 MW project by securing permits and drilling our first full-sized production well. While the drilling of slim holes may be appropriate at certain sites, we do not believe it necessary to drill slim holes at all sites in order to determine with a high degree of confidence that a suitable geothermal resource exists. To date, we have contracted with The Energy and Geoscience Institute at the University of Utah, GeothermEx, Inc. and others to prepare this type of resource evaluation.

The process of site identification and resource evaluation is a fluid process that is managed by experienced geologists, geothermal experts, and our internal development staff. As noted above, many of the sites we have pursued were passed over by other developers in the past after numerous studies had been performed. Because of this, there is oftentimes sufficient data already available to conclude with a high degree of confidence that a 10 MW project is commercially viable with little additional study or review by our team. In these instances we may not necessarily strictly follow this two-phase review process.

The “high degree of confidence” threshold reflects a conclusion reached by management based on judgment, experience and available information, which typically includes internal and external evaluations of the potential resource and, in some cases, could include the evaluation of non-production slim holes drilled at the site. While management’s conclusion necessarily reflects management’s assessment that a property contains a commercially viable geothermal resource, this conclusion is not based on a precise statistical measurement of probability. Further, management’s conclusion is not necessarily based on an independent feasibility study or a systematic drilling program intended to definitively establish the size and characteristics of the potential resource, and we believe we can reach a conclusion with respect to a site without necessarily drilling non-production slim holes. Management’s conclusion does, however, reflect our belief that, with a high degree of confidence, the resource will support one or more power plants, justifying the commitment of substantial resources to begin the process to construct the power plant, transmission lines, production and reinjection wells and pipelines.

Well Drilling and Plant Construction

The second phase of project development consists of a variety of activities, including permitting, drilling of production and reinjection wells, and construction of the power plant, transmission lines and pipelines. The determination to proceed with this phase of development is based on obtaining sufficient third-party evaluation and analysis supporting the conclusion, with a high degree of confidence, that the given site contains adequate renewable geothermal resources to continually produce electricity without any substantial degradation in the heat resource.

During the second phase of development, we initiate a number of activities concurrently. We start acquiring the necessary water rights, file for interconnection and transmission agreements and begin acquiring rights of way as necessary for transmission lines. We also prepare all necessary environmental reviews and reports and begin negotiations for power purchase agreements.

As a component of our rapid deployment business model, when an independent geologist is able to readily identify the general location of the geothermal resource and its characteristics with a high degree of confidence, we omit drilling slim holes and begin drilling larger diameter production holes to be used as either production or reinjection wells for the production of electricity. The purpose of drilling the production and reinjection wells is to prepare the established geothermal resource for use in the commercial production of electricity. The number of production and reinjection wells required for each project will vary based upon the combined gross generating capacity of the power generating units used at each power plant and the combined production capability of the production wells. Generally, project-specific financing is not available until the well field has been at least partially drilled and a power purchase agreement is in place for a project. To date, we have funded the site identification and evaluation phase of each project, as well as the drilling of production and reinjection wells, primarily from our funds available for general corporate purposes, which we have obtained principally from the issuance of convertible debt and equity securities from time to time. However, we intend to explore other potential alternatives to finance the drilling of production and reinjection wells for our projects, including drilling-specific investment funds, joint ventures or other strategic transactions.

After a well is drilled and tested, it will be classified as either (i) a production well; (ii) a reinjection well; or (iii) a non-commercial well. A production well is one that is capable of producing sufficient water flow and heat to generate electricity when run through a geothermal turbine. A reinjection well is one which demonstrates the necessary permeability to allow reinjection of the geothermal fluids discharged from the plant in a manner in which we believe will not detrimentally impact the geothermal resource or our production wells. A non-commercial well is one that does not currently demonstrate sufficient heat, water flow or permeability to be either a production well or reinjection well, or which provides inconclusive results but which we have determined to not pursue at that time for a variety of reasons including availability of funding for additional testing or drilling.

With sufficient drilling of the well field and a power purchase agreement in place, we next seek funding from third parties for the plant construction phase of the project. Third party financing sources generally require resource validation by an independent geologist prior to releasing the funds to complete the construction portion and drilling portion of the project. The third party financing companies generally contract with independent geothermal engineers to independently validate and quantify the power producing potential of the resource. The independent geothermal engineers also help monitor the drilling of the production and reinjection wells necessary to produce electricity. After each well is completed, we perform tests of the heat and volume of flow of the water for the financiers. Based upon the results of our testing, the independent engineers estimate the electricity generating capacity of each well. When the total production capacity of the production and reinjection wells included in the applicable project achieve the electricity generating capacity needed for the planned power plant, the well field is considered completed. If the total production capacity of the wells is insufficient to generate the electrical capacity of the constructed geothermal power plant, additional wells are typically drilled accordingly.

With the preliminary results from the wells, we can determine the economic terms associated with the power plant development and the subsequent sale of the power. Accordingly, we believe that we should generally be able to obtain third party financing to complete the plant construction phase of our projects. Other than certain excluded financings, our Commitment Letter with Merrill Lynch gives Merrill Lynch the exclusive right, but not the obligation, to finance our first 100 MW of projects. We intend to seek financing on a project by project basis in accordance with the Commitment Letter. The Commitment Letter generally contemplates a combination of project financing and tax equity financing, but could incorporate other forms of financing. In addition to seeking financing under the Commitment Letter, we intend to explore prepaid power purchase agreements, joint ventures and other arrangements, which may provide additional sources of financing for the plant construction phase of our projects. The tax incentives associated with these renewable energy projects have “placed in service” deadlines. We have incurred and may incur in the future, significant additional costs during this phase in order to meet a placed in service deadline.

While the total development time will vary from project to project, we believe we can complete the development of most projects, including well field development and plant construction, in twelve to eighteen months from the time we begin drilling the well field. This rapid deployment is made possible by conducting a number of development steps simultaneously and using modular generating units manufactured by UTCP. A typical net 10 MW geothermal power plant will use about 50 modular power generating units that can be aggregated into a working facility in a relatively short time frame compared to a traditional steam plant, which can require three years or longer to complete. We utilized this rapid deployment model in connection with the construction of our Thermo No. 1 plant. We intend to further refine and improve the speed and efficiency of this rapid deployment model as we develop additional projects.

Production Phase

The third and final phase of development is the production phase. During the production phase, the power plant is operated over its useful life. We expect to generate revenues and cash flows from two primary sources during the production phase of a project. First, we expect to generate revenues through power purchase agreements with utilities from the sale of electrical power generated by the power plant. Second, we expect to generate revenues and cash flows in the form of fees and distributions from our projects, which we expect to be funded primarily by contributions made by tax equity partners. See “Our Business Segments—Power Systems” above and “Tax Incentives” and “Financing” below.

Current Geothermal Power Projects

We have initiated the development of eight geothermal projects in our Power Systems segment to date. We placed the Thermo No. 1 geothermal power plant in service in the first quarter of 2009 and have either obtained or are in the process of obtaining permits for the development of the other seven geothermal power projects we have initiated. The current status of development for each of these eight projects is described below:

•

Thermo No. 1 Plant (Utah) We completed major construction of the cooling towers and transmission lines and installed the power generating units at the Thermo No. 1 geothermal power plant, located in Beaver County, Utah, in the fourth quarter of 2008. We expect the Thermo No. 1 geothermal power plant to become operational at or near full capacity in the first part of 2009. We have obtained all necessary permits to develop and operate the plant.

In 2007, with the help of external consulting geologists, we began evaluating preliminary geologic studies of possible geothermal resources near Beaver, Utah referred to as the Thermo Known Geothermal Resource Area (the “Thermo KGRA”). The area in and around the Thermo KGRA was targeted initially because multiple geologic studies had been performed over many years in the area, and because a geothermal well had been drilled in the area that reached a temperature of 345 degrees Fahrenheit. Our consulting geologists reviewed numerous studies on the area, including gravity, ground magnetic, telluric-magnetotelluric and self-potential surveys. They also reviewed data from dozens of thermal-gradient wells that have been drilled in and around the Thermo KGRA. After analyzing all of the available data, our consulting geologists concluded that the Thermo area was a high-prospect area and likely suitable for at least a 10 MW geothermal power plant.

After identifying the Thermo prospect area, we began acquiring the exclusive geothermal rights to land located in the Thermo prospect area. Beginning in April 2007, we entered into several lease agreements with the State of Utah School and Institutional Trust Lands Administration (the “State”) for geothermal rights in the Thermo area totaling approximately 5,500 acres. The initial term of the geothermal leases is 10 years, subject to extension for as long as we are actively pursuing or generating electricity from geothermal resources from the leased lands. Annual delay rental payments on the State leases are $1.00 per acre and are due on each anniversary date until production begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the leases, royalties are paid based on a percentage of electrical sales from the plant. The leases provide for rights to the geothermal resource and rights to utilize the surface as necessary for the development of the geothermal rights.

Additionally, in September, 2007, we entered into a lease agreement with a private landowner to obtain the geothermal rights on approximately 11,000 acres of land located in the Thermo area. Through this lease, we acquired a 75% undivided interest in the geothermal rights on the properties. We are in the process of acquiring the remaining 25% undivided interest via a lease with another private entity, which we expect to finalize in the first quarter of 2009. The expenses associated with the negotiation, document preparation, due diligence and other acquisition related activities were capitalized as part of the land acquisition. The initial term of the lease with a 75% undivided interest is ten years. Cumulative annual delay rental payments on the lease with a 75% undivided interest are $1.00 per acre and are due on each respective anniversary date until production has begun. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the landowner based on a percentage of electrical sales from the plant. The lease provide for rights to the geothermal resource and rights to utilize the surface as necessary for the development of the geothermal rights. We expect the lease on the remaining 25% undivided interest to have a five year initial term with other provisions similar to the 75% lease.

While the leases mentioned above cover most of the area we consider to be the heart of the Thermo geothermal resource, we have signed additional agreements with private landowners and the State in the vicinity of the Thermo area covering an additional approximately 35,000 acres. We anticipate that we will dedicate a small portion (likely less than 1,000 acres) of our leased acreage for each individual 10-11 MW project we develop. We expect that a parcel of approximately 640–800 acres will be ultimately dedicated to the Thermo No. 1 geothermal power plant. The Thermo No. 1 project can be accessed utilizing public roads suitable for unrestricted ground transportation.

After acquiring the appropriate geothermal leases, we tasked our external geologic consultants with performing a Resource Evaluation as described above. During the evaluation process, we obtained a high degree of confidence supporting the conclusion that the Thermo No. 1 site contained a commercially viable geothermal resource to continually produce electricity without any substantial degradation in the heat resource. Therefore, in November 2007, prior to the completion of the final Resource Evaluation report, we omitted drilling slim holes and began drilling larger diameter production and reinjection wells for the production of electricity. Shortly thereafter, we received the written Resource Evaluation report. We continued drilling and after completing the drilling of several wells, we commissioned an independent geothermal engineer to issue an additional report on the wells and the overall resource. The report, issued in August of 2008, concluded that parts of our Thermo leasehold are underlain by a relatively large geothermal reservoir and that the resource underlying the proposed project site could support a 10 MW project. The report also concluded that the overall Thermo resource could likely support well over 200 MW of power generation. The reservoir is contained within relatively thin intervals in Paleozoic rock (predominantly limestone, dolomite and quartzite).

On March 10, 2008, prior to obtaining the geothermal engineer’s report, we executed a renewable power purchase and sale agreement (the “Thermo PPA”) with the City of Anaheim, California. Subject to certain conditions, the Thermo PPA provides for the delivery by the Thermo No. 1 plant of up to 11 megawatts of geothermal renewable power for 20 years. Subject to certain exceptions, we are required to begin delivering electricity from the power plant no later than May 15, 2009. The Thermo PPA provides for a selling price of $78 per megawatt hour with a two percent per annum increase over the term of the Thermo PPA. Under the Thermo PPA, the City of Anaheim will also pay for the “wheeling costs,” or cost for transmission, of the electricity from the Thermo No. 1 power plant to the City of Anaheim.

In May 2008, concurrent with the drilling of the wells, we began construction of the Thermo No. 1 geothermal power plant and began receiving the 50 modular UTCP power generating units. We were able to obtain the financing to complete the construction of the Thermo No. 1 geothermal power plant with the related equipment, transmission lines, substations and pipelines from the well heads to the UTCP power generating units from Merrill Lynch. For further discussion of the financing arrangement, please refer to “The Thermo Financing” section below.

We completed the major construction of the cooling towers, transmission lines and setting of the UTCP generating units at the Thermo No. 1 geothermal power plant in October of 2008. Commissioning testing of the UTCP generating units was completed in the first quarter of 2009 using two production wells and one reinjection well that we had connected to the plant. Accordingly, in 2009 we will reclassified the cost of the related leases, wells, transmission lines and substations and construction in progress as “geothermal property, plant and equipment” on the balance sheet. At December 31, 2008, the total capitalized costs of the Thermo No. 1 project was $88.1 million consisting of $53.6 million in plant construction and transmission line and interconnection costs, $30.7 million in well field development costs, and $3.8 million in land and lease acquisition and other costs. These costs will be amortized over the estimated useful life of the geothermal power plant, which is expected to be approximately 35 years. Amortization will begin in the first quarter of 2009. We expect that additional construction and drilling costs will be incurred during 2009 so that the power plant will be able to operate at or near full capacity at a cost of approximately $9.5 to $14.0 million. We expect the Thermo No. 1 geothermal power plant to become operational at or near full capacity in the first part of 2009.

We have drilled five production wells and two reinjection wells that we expect to utilize for the plant when it is operating at full capacity. We have recently finished drilling an additional well that we expect to use as a production well for the Thermo No. 1 project. Of these wells, we believe that one may eventually be transferred to and used as a production well for Thermo No. 2. This decision is dependent upon the performance of the existing wells and the testing of the recently completed well.

The expected production wells have demonstrated flow temperatures in commercially productive ranges of approximately 230 degrees Fahrenheit to 300 degrees Fahrenheit. The Thermo wells have shown a tendency to heat up over time and we expect the production wells for the Thermo No. 1 project to deliver temperatures in the 250 degrees Fahrenheit to 300 degrees Fahrenheit range. The geothermal resources utilized by the plant are believed to be renewable so long as the plant is operated at or below the maximum level studies indicate that the resource will support, all of the geothermal fluids are recycled without losses, and the hydrological balance of the geothermal resource is properly maintained.

In addition to the wells described above, we have drilled two wells that we, in consultation with our drilling and geothermal consultants, have determined to be non-commercial wells at this time. The first of these two wells is the first well that we drilled on the site. This well exhibited positive early testing and appeared to be a good production well. However, the well became partially obstructed during the final stages of the drilling process. Shortly thereafter, we terminated our relationship with our original drilling contractor and hired a new contractor to re-drill the well. The re-drilled well again exhibited strong signs of being a good production well but again encountered problems during the final stages of drilling, and became partially obstructed. Even with the obstruction, the well still exhibited signs of being useful for commercial production. In the fourth quarter of 2008, however, acting on the advice of our consultants, we determined that it would be better to abandon the well and drill an entirely new well adjacent to this abandoned well. The new well is the recently completed well mentioned above and we are currently evaluating the viability of this well.

The other well we have determined to be a non-commercial well at this time, but we believe that we may be able to stimulate this well in the future through a variety of commonly-used well stimulation techniques.

We are also currently evaluating the expansion of the Thermo No. 1 plant by including a bottom-cycling operation in which the discharged geothermal water from the main plant is cascaded through a second set of power generating units, extracting more heat to generate additional power. The expanded project is referred to as the Thermo No. 1A project. The economics of the Thermo No. 1A project would benefit from the transmission infrastructure, cooling towers and established well field already in place at the Thermo No. 1 plant. The Thermo No. 1A project may be able to generate up to an additional 5 MW of power. We expect that, if feasible, Thermo No. 1A will enhance the economics of Thermo No. 1 because of project cost savings from eliminating drilling, transmission upgrades, and cooling tower costs.

We have experienced certain delays and cost overruns on the Thermo No. 1 project. The Thermo No. 1 geothermal power plant is the first ever large-scale commercial application of the UTCP generation units and the first plant built under our rapid-deployment approach so such delays and overruns are not entirely unexpected. The key drivers of the delays and cost overruns are as follows:

Well Field Development:

•	Increased costs to broaden previous well field plans.

•	Complications encountered by drilling contractors.

•	High demand for drilling services and related materials due to the rapid increase in the price of oil.

Construction:

•	Wider than necessary step-outs for injection wells, which increased piping costs, due to concerns of lenders.

•	Additional costs related to establishing the greater Thermo area.

•	High demand for steel, concrete and other commodities caused prices to increase.

•	Accelerated construction schedule required overtime and other additional costs.

Equipment:

•	Expenses associated with installing UTCP generating units for the first time, which allowed us to identify design changes for the benefit of future plants.

Transmission:

•	In anticipation of future plants, we built a larger transmission infrastructure.

The Thermo No. 1 geothermal power plant is accessible by road suitable for unrestricted ground transportation. The plant is interconnected to a power line along Thermo Road owned by Rocky Mountain Power.

•

Lightning Dock Plant (New Mexico): We are in the process of obtaining the final, necessary permits for the Lightning Dock plant. Numerous exploratory wells and two production wells were drilled prior to our acquiring the site. We broke ground at the site and have begun taking delivery of the UTCP generating units that will be used in the Lightning Dock plant. We have received 48 UTCP units and most of the essential major equipment needed for construction of the geothermal project. We anticipate that we will start drilling additional production and injection wells in the second quarter of 2009 assuming final permits are approved. We currently expect to complete construction of the Lightning Dock plant in the fourth quarter of 2009 or the first quarter of 2010 depending on how long it takes for certain final permits to be approved.

In 2007, we entered into an agreement to acquire GeoLectric, LLC. This agreement was later superseded by our agreement to purchase a BLM lease and other miscellaneous assets totaling $4,140,000 from a subsidiary of GeoLectric, LLC (the “Purchase”). The expenses associated with the negotiation, document preparation, due diligence and other acquisition related activities were capitalized as part of the land acquisition. The Purchase was subject to the BLM’s approval of the assignment of the BLM Lease from the subsidiary of GeoLectric, LLC to us. On December 13, 2007, the BLM approved the assignment of the BLM Lease to us, which fulfilled the condition required to complete the Purchase pursuant to the terms of the agreement. Under the assigned BLM Lease, we obtained rights to begin development of one or more geothermal power plants on the property located on approximately 2,500 acres in Hidalgo County, New Mexico. We also obtained the exclusive rights to the geothermal energy resource contained on the property. The initial lease term of the assigned BLM Lease began in January 1979 and has been extended based upon certain conditions in the lease until January 2024. Annual delay rental payments of $5,000 are required on each anniversary date until geothermal power production has begun. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant. We have capitalized certain legal fees directly associated with completing the Purchase and obtaining the BLM lease. We also capitalized the obligations we assumed to plug certain abandoned wells located on the property.

With respect to the same 2,500 acres in Hidalgo County, New Mexico, in January 2008, we also entered into a surface access and use lease agreement, or surface lease agreement, with a private property owner in New Mexico (the “New Mexico Property Owner”) and paid $320,000 to obtain surface right-of-way access and drilling rights. The term of the surface lease agreement continues until our geothermal rights respective to the BLM lease have expired. Pursuant to the surface lease agreement, we also obtained rights to certain water rights for the project.

In August 2008, we paid $1,200 as a lease bonus and entered into a ground lease agreement for 20 acres with the New Mexico Property Owner. The term of the ground lease agreement is indefinite, as long as the power plant, transmission and related facilities on the leased property are producing or capable of producing electricity from geothermal resources. No annual payments are required for the ground lease agreement. Under the ground lease agreement, we obtained the right to construct and operate a geothermal power plant and transmission facilities on the property.

The New Mexico resource is one of the most well-studied moderate-temperature geothermal resources in the country. The New Mexico resource is located in a topographic low, bounded on the west by the Peloncillo Mountains and on the east by the Pyramid Mountains. Relatively young basaltic volcanism is widespread in the area. Rocks exposed in the bordering mountain ranges include granodiorite, Paleozoic and Mesozoic sedimentary rocks, Tertiary/Cretaceous volcanic rocks, Tertiary intrusive rocks, and Tertiary conglomerate. The prominent features of the valley are the north east trending Animus Valley and western faults, which displace the Tertiary volcanic tuft in fractured basement rocks creating an ideal location for geothermal activity. The New Mexico property can be accessed by road suitable for unrestricted ground transportation and is approximately 14 miles from the nearest transmission lines. Based on the leases described above, we believe we have secured the necessary surface rights and rights of way to construct the power plant. We believe that we can obtain the necessary rights of way to construct an interconnection line to connect the planned power plant to the existing nearby transmission lines. The source of water to be used at the property is an underground well located at the site. There is a greenhouse operation and a fish farm nearby that utilize the geothermal resource for direct-use heating. During the summer of 2008, two UTCP PureCycle units were installed at the local greenhouse operation.

Prior to our purchase of the Lightning Dock leases, multiple wells had been drilled on the leased property exhibiting temperatures in the range of 250 to 308 degrees Fahrenheit. Previous studies indicate that an operational production well on the leased property has the potential to generate approximately 7 MW of electricity. Based upon the available studies and on the evaluation completed by our external geologic consultants, we concluded with a high degree of confidence that a commercially viable geothermal resource exists beneath the Lightning Dock project surface. We have submitted permits for drilling and storm water discharge and are in the process of finalizing other environmental permits to be able to begin drilling at the site. However, to date, we have not drilled production or reinjection wells on this site. We are awaiting final approval to proceed with permitting from the local government officials, pending a ruling relating to a protest filed by a nearby land owner.

In addition to working on permitting for the Lightning Dock project, we are also finalizing engineering designs for the project. The Lightning Dock plans and specifications are based on the Thermo No. 1 plans and specifications with certain changes and modifications based on lessons learned during the construction of the Thermo No. 1 project.

The power generated from the facility will be sold to the Salt River Project Agricultural Improvement and Power District in Phoenix, Arizona pursuant to a 20-year power purchase agreement.

In addition to the lease acquisition costs totaling $4.7 million, we have taken delivery of 48 UTCP PureCycle power generating units, components for the cooling towers and other transmission equipment totaling $18.1 million. We currently anticipate that the total costs of the completed Lightning Dock geothermal power plant will range from $50.0 to $60.0 million, including the costs of well field development and transmission line construction.

•

Thermo No. 2 and No. 3 Plants (Utah): Based on our Preliminary Site Review, the written Resource Evaluation report on the Thermo resource, and the report prepared by our consulting reservoir engineers, we concluded with a high degree of confidence that the Thermo area contained a commercially viable geothermal resource which could support additional power plants. When it became clear that the geothermal resource located on our leased lands in the Thermo area could support more than just the Thermo No. 1 project, we began preliminary planning for the Thermo No. 2 and Thermo No. 3 projects including preparing permit applications, securing water rights, filing for transmission interconnection, securing rights of way for the expected new transmission line, and beginning environmental work. These permits include, among others, air quality permits, hazardous materials permits, and storm water discharge permits. While construction of the Thermo No. 1 geothermal power plant has been ongoing, we have begun obtaining the necessary permits for the Thermo No. 2 project and the Thermo No. 3 project. As noted above, we believe that we may be able to transfer one or more production wells away from the Thermo No. 1 project and to the Thermo No. 2 project. We expect to complete construction of the Thermo No. 2 and No. 3 plants between late 2009 and the end of the second quarter of 2010. The Thermo No. 2 geothermal power plant is expected to be located on an approximately 480 acre portion of the 11,000 acre private lease and the Thermo No. 3 geothermal power plant is expected to be located on an approximately 480 acre parcel of the State’s land each of which are described above in the “Thermo No. 1 Plant (Utah)” description. The Thermo No. 2 and Thermo No. 3 projects can be accessed utilizing public roads suitable for unrestricted ground transportation. As of March 11, 2009, we have not entered into power purchase agreements for the sale of the power to be generated from the Thermo No. 2 and Thermo No. 3 geothermal power plants.

For additional information regarding a description of the Thermo area, the terms and conditions associated with the applicable geothermal lease agreements, and a discussion of the studies performed to obtain a high degree of confidence that a commercially viable geothermal resource exists in the Thermo area, please see the description of the “Thermo No. 1 Plant (Utah)” above. The Thermo No. 2 and 3 project sites are accessible utilizing public roads suitable for unrestricted ground transportation. The Thermo No. 1 project was able to interconnect to the Rocky Mountain Power system via an approximately 6 mile long transmission line that we built. We anticipate that some additional lines will need to be built for Thermo No. 2 and 3 and that these projects will be interconnected to the Rocky Mountain Power system or another nearby transmission system.

•

Klamath Falls Plant (Oregon): We have obtained the necessary zoning permit and drilling permit to drill the first well at our Klamath Falls project. We are in the process of obtaining the necessary water change permit for reinjecting water into the ground, along with permits for construction, air quality and other permits necessary to begin construction of our geothermal power plant. We have performed some preparations at the site, but have not begun drilling activities. We currently anticipate that we will begin drilling activities in 2009. The timing of beginning and completing the construction of the Klamath Falls plant will in large part depend upon the timing of available financing.

With the assistance of external consultants, we identified a site near Klamath Falls, Oregon for evaluation. We undertook a Preliminary Site Review, and based upon data obtained from an independent geochemistry study and operating relatively shallow wells that currently have temperatures of approximately 195 degrees Fahrenheit are used to supply a greenhouse operation in the area, we determined to proceed with the Klamath Falls project. These wells have been in commercial use for greenhouse operations for approximately twenty-five years. In January 2008, we paid $10,000 as a lease bonus and entered into a geothermal lease with private land owners for 984 acres approximately 13 miles south of Klamath Falls, Oregon. The leased property is a farm that contains a residential house, barns, hay storage sheds, greenhouses and a bio diesel plant. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The initial lease term is 10 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Annual delay rental payments of $1,000 are due on each anniversary date until production begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the landowner based on a percentage of electrical sales from the plant.

Upon signing the lease, we retained independent geological consulting firms to perform a Resource Evaluation to further evaluate the information known about the Klamath Basin and conduct additional geologic and geophysical surveys to determine drilling targets. The independent geologists concluded that geothermal fluids at the Klamath Falls project site are fault-controlled deeply circulating waters that have encountered temperatures up to about 248 degrees Fahrenheit. The hot wells in the Klamath Falls project area, ranging from 194 degrees Fahrenheit to 199 degrees Fahrenheit, are associated with a fault that generally bounds in the range. This fault is part of the fault system that runs through an area where opal and silica veins are found in both sandstone and basalt. Hydrothermal alteration and self-potential anomalies are also found in this area. The geologists concluded that the coalescence of these factors suggest that hot water is circulating throughout the fault system. Based upon the studies and evaluations completed by our external geologic consultants, we received a high degree of confidence that a commercially viable geothermal resource exists beneath the Klamath Falls project surface.

The Klamath Falls project can be accessed by road suitable for unrestricted ground transportation and is approximately 6 miles from the nearest appropriate transmission interconnection location. We have begun the process of securing rights of way for the proposed transmission line to interconnect the project to the grid.

In addition to the lease acquisition costs for the Klamath Falls project totaling $10,000, we have incurred permitting costs totaling $75,600.

•

Truckee Plant (Nevada): We have obtained the drilling, construction, air quality, water reinjection, water quality and other permits that are necessary to begin drilling at the Truckee site. We are in the process of obtaining the environmental assessment from the BLM that will enable us to construct the Truckee plant. We drilled the first well at this site in the fourth quarter of 2007. However, the results of the first well have been inconclusive. We will have additional independent geologic studies performed before we proceed with any additional drilling. With other projects showing greater geothermal resources, we have sought financing for our other projects ahead of the Truckee project. Further development on the Truckee resource will be dependent upon more positive geological studies and the availability of financing for the resource.

With the assistance of external consultants, we identified a site in Nye County, Nevada known as the Big Smoky Valley for evaluation. We and our external geologic consultants prepared a Preliminary Site Review of the entire valley by gathering historic geophysical data that was available for the Big Smoky Valley area. For example, regional-scale gravity data, audio-magnetotelluric, magnetotelluric soundings, and telluric profiles were completed as part of a USGS exploration program in 1976. Additional gravity profiles and limited electrical resistivity and shallow temperature measurements were completed by the Nevada Bureau of Mines under a Department of Energy program. The most recent geophysical surveys completed include a ground magnetic survey. As part of the Preliminary Site Review we also analyzed land positions and transmission access.

Based on the results of the Preliminary Site Review we identified three areas to pursue within the valley: the Truckee project area, the Devil’s Canyon project area, and the Trail Canyon project area. The Truckee project is located near the mid-point of the Big Smoky Valley on generally flat to gently sloping land. We identified certain private and federal lands in the area to pursue. In December 2006, we paid $25,000 in cash, as a lease bonus, to cover the first year rental obligation, and issue to the owner 25,000 restricted shares of our common stock that had a fair value of $115,250 on the grant date to obtain the right to begin development and construction of geothermal power plants on three ranches in central Nevada consisting of approximately 11,600 acres. In August 2007, we also granted to the private property owner 35,000 options at a strike price of $15.10 representing the closing market price on the date of the grant as consideration to cancel previously awarded contingently vesting stock. The fair value of the 35,000 options was recorded as power project leases totaling $424,000. Annual delay rental payments total $34,800 on each anniversary date until production of electricity begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the landowner based on a percentage of electrical sales from the plant. The terms of the lease agreement are for 50 years subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Under the same lease agreement, we also obtained a grant of geothermal and surface rights, if any, held by a property owner with respect to three million additional acres of land currently used for ranching in central Nevada. During the fourth quarter of 2008, we began the necessary due diligence to determine if the property owner has any geothermal rights with respect to these three million acres of land. We expect to complete our due diligence in the first or second quarter of 2009.

In June 2007, we paid $40,000 to the private land owner that held the geothermal rights and entered into a geothermal lease agreement for the same 11,600 acres described above. Under the terms of this lease agreement, there are no delay rental payments. Of the 11,600 acres of leased property, approximately 1,000 acres have been designated for the Truckee project. In September 2007, we participated in a United States Bureau of Land Management (“BLM”) auction to obtain the geothermal development rights for certain parcels of land in the Truckee project site. We successfully won the bid for one parcel of land and entered into a 10-year lease agreement with the BLM covering a total of approximately 5,000 acres. Our payment obligation under this lease was $55,000, which was paid in the third quarter of 2007. Pursuant to the terms of the BLM leases, annual delay rental payments total $15,000. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant.

After we acquired the geothermal rights to the Truckee project, we contracted with external geologic consultants to perform a Resource Evaluation and assist with the determination of the drilling locations. Based upon a completed study and evaluation by our external geologic consultants, we received a high degree of confidence that a commercially viable geothermal resource exists beneath the Truckee project surface. As a result, we omitted drilling slim holes, and began drilling a production well in late 2007 to a depth of approximately 7,000 feet. Preliminary testing of the well indicated that temperatures were within commercial ranges but the flow data was inconclusive as to whether the well could be used to produce electricity. Since the results of the well were inconclusive, we determined to allow the well to stabilize and redirect efforts toward the Thermo No. 1 project and delay further testing of the Truckee well and drilling of the Truckee resource.

As of December 31, 2008, we performed an impairment review of the Truckee well in accordance with FAS 144, “Impairment of Long-Lived Assets” and determined that it should be impaired. The circumstances that led to the impairment of the Truckee well are primarily due to the current world-wide economic conditions that have led to tightening credit markets. Because of the tightening credit markets, we determined that our access to capital may be constrained in the future. Accordingly, we prioritized our cash uses, concentrating our efforts on our largest known resources. As a result, the future undiscounted cash flows from the Truckee well have become uncertain because of the re-prioritization of our projects based upon the changing economic conditions. Therefore, we considered our ability to secure sufficient financing necessary to continue drilling at the Truckee project and determined it was uncertain if we would be able to finance continued drilling at the Truckee project in the near term in addition to our other projects of higher priority. Because of this uncertainty, we expensed $3.0 million in the Power Systems segment in the fourth quarter of 2008. However, management believes that the Truckee well could still be used in the production of electricity as either a production or reinjection well in the future should the appropriate financing be obtained.

The Truckee project can be accessed by road suitable for unrestricted ground transportation and is approximately one mile from the nearest appropriate transmission interconnection location.

In addition to the lease acquisition costs for the Truckee project totaling $734,500, we incurred drilling costs totaling $3.0 million. As of December 31, 2008, we determined that the value of this well had been impaired due to our current cash requirements and the need to raise additional capital to continue with the Truckee project. Accordingly, the costs were expensed at December 31, 2008. However, if we are able to secure additional financing and continue development of the Truckee project, we believe it is likely that the Truckee well will be suitable as a reinjection well, but until more detailed testing is performed on the well we will not know if it will be a production well, a reinjection well or will be abandoned.

•

Devil’s Canyon Plant (Nevada): We have obtained drilling permits for up to eight production wells and three reinjection wells at our Devil’s Canyon project. We are in the process of obtaining the necessary environmental assessment permit from the BLM, water change permit for reinjecting water into the ground, construction, air quality, environmental and other permits necessary to begin construction of our geothermal power plant. We have not yet begun drilling activities. We currently anticipate that we will begin drilling activities in 2009. The timing of beginning and completing the construction of the Devil’s Canyon plant will in large part depend upon the timing of available financing.

The Devil’s Canyon project is located in the southern part of the Big Smoky Valley, Nye County, Nevada on generally flat to gently sloping land. Based upon the Preliminary Site Review we performed on the Big Smoky Valley described above, we identified the Devil’s Canyon area as an area of high interest. The Devil’s Canyon area exhibits several geothermal anomalies including an active hot spring. A geothermal well drilled on an adjacent property in 1963 exhibited temperatures of 265 degrees Fahrenheit. Based on these positive signs, we determined to proceed with the Devil’s Canyon project. We have also obtained subsequent external studies from independent consultants concluding that the Devil’s Canyon resource equilibrium temperatures are likely in the 240-270 degrees Fahrenheit range and that the resource is fault controlled. Currently, additional geologic studies and other preparations are being done on the site.

In February 2007, we entered into a lease agreement with a private property owner covering approximately 155 acres in Devil’s Canyon. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The initial term of the lease agreement is 10 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Concurrently, we were assigned the rights of the private property owner’s BLM lease covering 240 acres. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The remaining term of the BLM lease agreement is four years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. In June 2008, we leased an additional 600 acres of private land from another private landowner adjacent to our previously leased property. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The initial term of the lease agreement is 50 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Annual delay rental payments of $20,000 are due on each anniversary date until production begins.

Our Devil’s Canyon geothermal leases are located on ranches that contain a shed with no other structures.

In December 2008, we purchased a cold water well containing certain water rights on property that we had leased for geothermal development. We expect this well to provide a portion of the water needed to operate the Devil’s Canyon plant.

The Devil’s Canyon project can be accessed by road suitable for unrestricted ground transportation and is less than one mile from the nearest appropriate transmission interconnection location. We have begun the process of securing rights of way for the proposed transmission line to interconnect the project to the grid.

In addition to the lease acquisition costs for the Devil’s Canyon project totaling $45,600, we incurred permitting costs totaling $77,100.

•

Trail Canyon Plant (Nevada): We have not yet obtained any permits for the Trail Canyon project. We are in the process of obtaining the necessary environmental assessment permit from the BLM, and are moving forward with drilling permits, the water change permit for re-injecting water into the ground, construction, air quality and other permits necessary to begin construction of our geothermal power plant. Accordingly, we have not yet begun drilling activities. We currently anticipate that we will begin drilling activities in 2009 or 2010. The timing of beginning and completing the construction of the Devil’s Canyon plant will in large part depend upon the timing of available project financing.

The Trail Canyon project is located in the northern part of the Big Smoky Valley on generally flat to gently sloping land. As part of our Preliminary Site Review of the Big Smoky Valley, we identified the Trail Canyon area as a high-prospect area. Data obtained from external studies indicate the existence of several geothermal anomalies and an active hot spring with promising geochemistry temperatures in the 260 degrees Fahrenheit range. We expect to undertake additional studies to determine the highest prospect drill sites in 2009.

After the Preliminary Site Review, we began acquiring land on or near the Trail Canyon project site. In January 2007, we paid $5,000 and issued 5,000 restricted shares of our common stock to a private land owner and entered into a geothermal lease agreement on 635 acres of private land in the Trail Canyon area. The terms of the lease agreement are for 50 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Annual delay rentals total $635 on each anniversary date of the lease until production of electricity begins. In addition, concurrent with entering into this lease agreement, the private land owner assigned to us a BLM lease in the Trail Canyon project for the same 635 acres. The BLM lease contains the rights to develop and construct a geothermal power plant. The term of the a BLM lease is 10 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Annual delay rentals for the BLM lease total $635 due on each anniversary date until production of electricity begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by these leases, royalties are owed to the respective landowners based on a percentage of electrical sales from the plant.

In September 2007, we participated in a United States Bureau of Land Management (“BLM”) auction to obtain the geothermal development rights for certain parcels of land in the Trail Canyon project site. We successfully won the bid for one parcel of land and entered into a 10-year lease agreement with the BLM covering a total of approximately 1,900 acres. Our payment obligation under this lease was $126,800, which was paid in the third quarter of 2007. Pursuant to the terms of the BLM leases, annual delay rental payments total $5,700. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant.

In August and November 2007, we paid a total of $5,000 and entered into seven separate lease agreements with seven private land owners of the same private property near the Truckee project drilling site consisting of 4,444 acres to obtain the right to develop and construct a geothermal power plant. The terms of the lease agreements are for 50 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Pursuant to the terms of this lease agreement, annual delay rentals total $4,444 on each anniversary date until production of a geothermal power plant begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the leases, royalties are owed to the respective landowners based on a percentage of electrical sales from the plant.

In May 2008, we paid $15,000 as a lease bonus and entered into a geothermal lease with private land owners for 560 acres in the Trail Canyon project. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The initial lease term is 15 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. The annual delay rental payments total $5,000 on each anniversary date until production of electricity begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the leases, royalties are owed to the respective landowners based on a percentage of electrical sales from the plant.

The Trail Canyon project can be accessed by road suitable for unrestricted ground transportation and is approximately three miles from the nearest appropriate transmission interconnection location. We have begun the process of securing rights of way for the proposed transmission line to interconnect the project to the grid.

In addition to the lease acquisition costs for the Trail Canyon project totaling $179,600, we incurred permitting costs totaling $139,800.

The following map indicates the geographical locations of each of our projects:

As described above, we have initiated two additional projects in the Thermo area because that area appears to have the potential to support additional plants. We believe that the geothermal resource for each of these projects has the potential to provide at least enough geothermal energy for a commercial power plant of approximately 10 to 11 MW of net electrical power. Like the Thermo No. 1 project, however, we expect that other project sites we develop will have potential resources to generate more than 10 MW of net electrical power. We intend to seek to maximize the full power generating potential of all the sites we select for development.

The timing for construction and completion of each of the projects described above will depend on a number of factors, including the receipt of necessary permits, timely granting of interconnection and transmission access, and the ability to obtain adequate financing for both the well-field development phase and the plant construction phase of each project. Uncertainties associated with these factors could result in unexpected delays. In addition, the feasibility of a number of the projects described above is still subject to further geological testing and/or drilling to determine whether an adequate geothermal resource exists to support a geothermal power plant.

In addition to the projects currently under development, we intend to initiate the development of additional projects each year. However, the number of projects we initiate each year will depend on a number of factors, including the availability of adequate financing, the availability of adequate geothermal resources, the demand for renewable power, the number of projects we have under development, and our available resources to devote to our project development efforts.

Tax Incentives

In order to promote the production of renewable energy, including geothermal energy, the federal government has created incentives within the United States Internal Revenue Code. These tax incentives are instrumental to our ability to finance and develop geothermal power plants by providing increased economic benefits. If the available tax incentives were reduced or eliminated, the economics of the projects would be reduced and there could be reductions in our overall profitability or the amount of funding available from tax equity partners.

Available federal tax incentives include intangible drilling costs, accelerated depreciation, depletion allowances and the investment tax credit (“ITC”), all of which currently are permanent features of the Internal Revenue Code. In addition, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) recently extended the availability of the production tax credit (“PTC”) for geothermal projects placed in service before 2014 and created a new grant program for certain projects that are placed in service in, or for which construction begins in, 2009 or 2010.

The ITC is claimed in the year in which the qualified project is placed in service, and the amount of the credit is a specified percentage (10% or 30%) of the eligible costs of the facility. The ITC is subject to recapture if the property eligible for the credit is sold or otherwise disposed of within five years after being placed in service. In lieu of claiming the ITC, a project owner generally can claim the PTC during the first ten years after the project is placed in service. The amount of the PTC is $21.00 (as adjusted for inflation) per megawatt hour of electricity produced from the facility and sold to unrelated parties. As extended by the Recovery Act, the PTC applies to qualifying facilities that are placed in service before 2014. Also pursuant to the Recovery Act, an owner may elect to receive a grant from the United States Treasury Department in lieu of claiming either the ITC or the PTC. The amount of the grant is 30% of the cost of qualifying geothermal property placed in service in 2009 or 2010, or placed in service before 2014 if construction begins in 2009 or 2010. Grants are to be paid 60 days after the later of the date of the application for the grant or the date the project is placed in service.

Owners of projects also are permitted to depreciate for tax purposes most of the cost of the power plant on an accelerated basis. Generally, that depreciation occurs over a five year period. Under the Recovery Act, property placed in service during 2009 generally is entitled to additional “bonus” depreciation in which 50% of the adjusted basis of the property is deducted in 2009 and the remaining 50% of the adjusted basis of the property is depreciated over the five-year accelerated tax depreciation schedule.

All of these programs are subject to review and change by Congress from time to time. In addition, several of the programs are currently scheduled to expire, and continuation of those incentives will require affirmative

Congressional action. Moreover, there are ambiguities as to how some of the provisions of the Recovery Act will operate, including the grant program for which there is not yet administrative guidance.

Many of the tax incentives associated with geothermal power projects generally are beneficial only if the owners of the project have sufficient taxable income to utilize the deductions and credits. Due to the nature and timing of these tax incentives, it is likely that the tax incentives available in connection with our geothermal power plants will exceed our ability to efficiently utilize these tax benefits for at least several years of operations. Therefore, an important part of our strategy involves partnering with investors that are able to utilize the tax credits and other tax incentives to offset taxable income associated with their operations unrelated to our geothermal power plants. For example, a corporation in an unrelated industry may be willing to finance the development of a geothermal power plant in exchange for receiving the benefit of the tax incentives, which it could then use to reduce the tax liability associated with its regular operations.

In addition to the federal tax incentives, certain state tax benefits may be available for some of our geothermal power projects. These incentives vary state by state and generally range from sales and property tax exemptions to state production tax credits.

The current economic conditions in the United States and around the world are likely to make it more difficult to secure the financing necessary to develop our projects. Weak economic conditions generally reduce the demand for tax-driven investments because many potential investors have or expect to have little or no tax liability that can be reduced by such investments. While the demand for these types of investments is significantly lower than it has been in recent years, we believe the tax incentives available to our geothermal power projects remain an attractive investment option for companies that are in a position to benefit from these tax incentives.

Financing

To date, we have financed our operations principally through the sale of equity and equity related securities, and borrowings under our line of credit. We also financed the plant construction phase of our Thermo No. 1 project through a combination of debt financing and tax equity capital that we obtained in accordance with the Commitment Letter. We have incurred losses since inception and we are not operating at cash flow breakeven. Our cash balance at year end is not sufficient to fully fund our business plan or to satisfy our cash requirements for our anticipated additional land acquisitions, development activities and business growth over the next twelve months.

The execution of our business plan and the funding of our capital expenditures are dependent on our ability to obtain additional financing for our activities, including power plant development. In addition, the availability of such financing will affect the timing, pace, scope and amount of our capital expenditures. We believe we will be able to finance our activities through financing of tax benefits by tax equity partners, debt or equity financing, project financing, government funding from grants, loan guarantees or private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, pre-paid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties, or a combination of these sources. There can be no assurance, however, that we will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail or cease operations, dispose of assets or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations.

As described above, an important part of our strategy for obtaining the necessary capital to fund the development of geothermal power plants is to develop strategic alliances with utilities that need the clean renewable power and tax equity partners who are in a position to take advantage of certain tax benefits associated with the geothermal power plants we intend to develop. Through these alliances, we will seek to obtain funding pursuant to prepaid power purchase agreements and tax equity financing agreements. We also intend to pursue government funding from grants, loan guarantees or other incentives. We believe that we can obtain prepaid power purchase agreements with the purchasing utility to assist in the financing of the construction of geothermal power plants. We believe that in the current economic environment, the combination of prepaid power purchase agreements with the 30% renewable energy grants that are currently being offered by the government, may provide additional sources of capital to help fund our development efforts. However, until financing can be obtained through these types of alternatives, we will also need to fund certain early-stage development activities, such as permitting, analysis of the well field and the negotiation of the power purchase agreements for the plant. We will need to fund these expenditures from our existing cash balances, additional debt or equity financing, joint ventures, the sale of one or more of our projects or interests therein, or a merger and/or other transaction. Although we believe that we will be able to obtain sufficient financing to successfully implement our business plan, we cannot provide any assurances that we will be able to obtain financing on favorable terms or at all.

Our Commitment Letter with Merrill Lynch sets forth general terms relating to the structuring and financing of up to 155 MW of geothermal power plants we intend to develop. Each project funded under the Commitment Letter is held in a special purpose entity. These entities are responsible for the debt service, all maintenance and operations expenses and various fees and distributions to us. We act as engineering, procurement and construction contractor and operator of each of the projects.

In accordance with the Commitment Letter, we obtained financing commitments from Merrill Lynch to provide non-recourse financing for our Thermo No. 1 project in Utah, our Lighting Dock project in New Mexico, and our Truckee project in Nevada. The financing arrangements for the Thermo No. 1 project, which were finalized during the third quarter of 2008, and the status of the other financing commitments, are described below.

The Thermo Financing

On May 16, 2008, pursuant to the Commitment Letter, we and our fully-consolidated subsidiary, Thermo No. 1 BE-01, LLC (the “Thermo Subsidiary”) entered into a financing commitment letter (the “Thermo Commitment”) with Merrill Lynch relating to the project financing and tax equity funding for the Thermo No. 1 project. On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into definitive agreements (the “Thermo Financing Agreements”) that provide debt financing and tax equity capital for the Thermo No. 1 project.

Pursuant to the Thermo Financing Agreements, we agreed to serve as the engineering, procurement and construction contractor and guaranteed the completion of the construction of the Thermo No. 1 project. The useful life of the Thermo No. 1 geothermal power plant is expected to be approximately 35 years. The useful life of the geothermal resource is expected to be fully renewable and not limited to the useful life of the Thermo No. 1 geothermal power plant.

The Thermo No. 1 project is held by our Thermo Subsidiary which is responsible for debt service, all maintenance and operations expenses, and the payment of various fees and distributions to us and Merrill Lynch. The following provides further details concerning the terms and conditions of the Thermo Financing Agreements:

•

The Thermo Financing Agreements provided for approximately $31.2 million of permanent non-recourse debt financing for the Thermo No. 1 geothermal power plant with a fixed annual interest rate of 7.00%. The Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. From the proceeds of the debt financing, we received approximately $14.1 million from the Thermo Subsidiary as repayment for construction costs at the Thermo No. 1 project that were incurred by us prior to closing the project financing. The Thermo

Subsidiary is responsible for debt service and is expected to retire the debt through sculpted principal payments over 18 years. The sculpted principal payments provide for larger principal payments than normal amortization in the earlier years when project cash flows are greatest.

•

Under the Thermo Financing Agreements, tax equity capital for the tax benefits associated with the Thermo No. 1 project was provided to the Thermo Subsidiary by ML Holdings, of which Merrill Lynch funded approximately $3.7 million, at the initial funding. The balance of the tax equity capital, totaling approximately $20.8 million, was funded in October 2008.

•

We expect to receive $5.0 million in development distributions from the Thermo Subsidiary, 25% of which is expected to be paid to us on the first anniversary of the date the Thermo No. 1 project is completed, with the balance to be due and payable 18 months after completion.

•	We also expect to receive approximately $0.6 million annually from the Thermo Subsidiary for our services as managing member and operator of the Thermo No. 1 project.

•

Prior to the date when the Class A member achieves its target rate of return (the “Flip Date”), we will be eligible to receive a management bonus if the Thermo No. 1 project performs better than expected.

•

Annual operating and maintenance costs for the Thermo No. 1 project are expected to be approximately $2.5 million and are expected to be paid by the Thermo Subsidiary from its operating revenues. These costs include a manufacturer’s guarantee and maintenance agreement provided by UTCP.

•

Any residual cash flows available after paying all expenses and debt service will be distributed 99% to Merrill Lynch and 1% to us prior to the equity Flip Date, which is anticipated to occur between the seventh and tenth year of operation, after which the distribution split will be 5% to Merrill Lynch and 95% to us. Post-Flip Date distributable cash flows are expected to average approximately $1.7 million per year until the debt services is completed in year eighteen and approximately $6.0 million per year after the eighteenth year for the rest of the useful life of the Thermo No. 1 project plus certain residual tax benefits.

•	Our equity contribution to the Thermo Subsidiary of approximately $29.0 million was comprised primarily of the completed well field.

In connection with the Thermo Financing Agreements and the Thermo No. 1 project financing, we and our affiliates have entered into certain other ancillary agreements, including a Pledge Agreement with Deutsche Bank to secure payment and performance under the Credit Agreement. The Pledge Agreement grants Deutsche Bank a continuing security interest in and lien on certain membership interests or other interests in the Thermo No. 1 project. We have also entered into a Guaranty Agreement in favor of the Thermo No. 1 project and ML Holdings, pursuant to which we guarantee certain obligations of certain parties to the Thermo Financing Agreements.

The Lightning Dock Commitment

On July 18, 2008, pursuant to the Commitment Letter, we and our fully consolidated subsidiary, Lightning Dock Geothermal HI-01, LLC, entered into a financing commitment letter (the “Lightning Dock Commitment”) with Merrill Lynch relating to the project financing and tax equity funding for what is expected to be a 10 MW geothermal power plant in Hidalgo County, New Mexico, which we refer to as the Lightning Dock project. The Lightning Dock Commitment provides for debt financing and tax equity capital for the Lightning Dock project. The tax equity capital is expected to be provided by Merrill Lynch or, at the option of Merrill Lynch, by a third party that can utilize the tax benefits provided by the Lightning Dock project.

The Lightning Dock Commitment provides for up to approximately $43.0 million of construction and term debt financing and up to approximately $27.0 million of tax equity capital. Under the Lightning Dock Commitment, we expect approximately $16.0 million of the tax equity financing will be used to pay down the construction debt at the time the plant is placed in service. Further, we expect the term debt will fully amortize over 17 years of operations. Generally, the finance structure is designed to distribute a significant portion of the first ten years of cash flows to us in the form of distributions and fees during the first two years of operations based upon both the successful completion of the Lightning Dock project and attainment of on-going operational targets. Once the debt for the Lightning Dock project has been retired and most of the tax benefits have been utilized, we expect that 95% of all of the remaining cash flows of the Lightning Dock project will flow to us. It is the intention of the parties that the power generation facilities will qualify to receive tax credits and other benefits under the provisions of the Internal Revenue Code.

The Lightning Dock Commitment is subject to market conditions, due diligence, receipt of all necessary internal approvals by both us and Merrill Lynch, Merrill Lynch’s satisfaction with the structure of the tax equity financing, the negotiation and execution of definitive documentation and the satisfaction of certain other conditions. The Lightning Dock Commitment expired on December 1, 2008. However, we intend to work with Merrill Lynch towards formally extending the expiration date of this commitment in the future and finalizing arrangements for Lightning Dock in 2009 when final permits are approved.

The Truckee Commitment

The Truckee Commitment expired by its terms on June 30, 2008. Since the Truckee Commitment was negotiated, we have initiated the development of several other projects, and a number of these projects are expected to be developed more rapidly than the Truckee project. Therefore, in the fourth quarter of 2008, we determined to postpone our discussions with Merrill Lynch regarding an extension of the Truckee commitment. We intend to continue our development efforts at the Truckee project and seek a new financing commitment from Merrill Lynch once those development efforts progress to the point when financing is needed for construction of a plant and related development activities.

Potential Additional Financing Commitments

The Commitment Letter gives Merrill Lynch, and parties to whom they have the right to syndicate, the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop, other than certain excluded financings. Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55 MW of geothermal plants to be developed by us. If Merrill Lynch provides a financing commitment proposal with respect to any future projects, such financing commitment will be subject to satisfactory due diligence and certain other conditions and the execution of a separate commitment letter relating to such project. Until Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we are generally obligated to accept any financing commitment proposed by Merrill Lynch that has terms similar to or more favorable than the financing commitment relating to the Truckee plant. After Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we may enter into certain excluded financings with parties other than Merrill Lynch. Prepaid power purchase agreements, government grants and joint venture funding arrangements are considered excluded financings to the Commitment Letter.

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

As additional consideration, we granted Merrill Lynch warrants to purchase our common stock. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. The exercise price of the warrants is subject to adjustment upon any dilutive issuance by us. In accordance with the anti-dilution protection included in the warrants, the issuance of the Convertible Notes and the issuance of common stock during the third quarter of 2008 and the issuance of common stock in connection with our private placement of common stock during the fourth quarter of 2008 resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $13.24 to $16.90. On August 31, 2008, warrants to purchase 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project.

In general, warrants that vest in connection with the funding of earlier projects will be greater in number and have a lower exercise price, and warrants that vest in connection with the funding of later projects will be fewer in number and have a higher exercise price. Under certain circumstances, a reduced percentage of the warrants will vest if we reject a Merrill Lynch funding proposal for a project and subsequently obtain funding for such project from another party or, in certain circumstances, from Merrill Lynch. Any vested warrants may be called for cancellation by us if certain conditions have been met, including minimum market price requirements relating to our common stock. We have agreed to grant additional warrants to Merrill Lynch upon funding of any of the additional 55 MW of geothermal power projects with respect to which Merrill Lynch has a right of first refusal. The exercise price of any such additional warrants will be based on the volume weighted average price of our common stock over a 20 consecutive trading day period prior to the issuance of such warrants. Pursuant to a registration rights agreement between us and Merrill Lynch, we have agreed to file one or more registration statements covering the resale of the warrants issued pursuant to the Commitment Letter, as well as the resale of the shares of common stock issuable pursuant to the exercise of such warrants. When a series of warrants vests, we are obligated to register these securities for resale and cause the registration statement to remain continuously effective until all vested warrants and the shares of common stock issuable upon exercise of the warrants covered by such registration statement have been sold or may be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended. Merrill Lynch agreed to permit us to defer our obligation to register the resale of the warrants that vested in connection with the funding of the Thermo No. 1 project until such registration is requested by Merrill Lynch. We do not believe the recently completed merger of Merrill Lynch’s parent with Bank of America Corporation will alter our understanding or Merrill Lynch’s understanding of our outstanding obligations under the registration rights agreement with Merrill Lynch.

The SymetronTM Family of Technologies

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

We believe that our motor and drive technologies are scalable and can apply to radial, axial and pancake shaped motors. These concepts have also been applied to alternators and generators with observed increases in efficiency and power density.

Raser Series Demonstration PHEV

We have entered into a collaborative arrangement with FEV, a large automotive parts and vehicle integration supplier, and a major automotive manufacturer to integrate our SymetronTM technologies into a demonstration model full-size sports utility PHEV with the objective to perform an all-electric, emissions-free driving range of 35 miles and an average driving fuel economy of 100 miles per gallon for the average American driver. This demonstration vehicle will utilize an enhanced motor, generator and power electronic drive controller for its electric powertrain. We intend to incorporate a newly-developed plug-in hybrid master controller with integrated software to control the vehicle’s propulsion generation, transmission, power management, motion control and other electrical subsystems. The recent economic challenges that have dramatically impacted the automotive industry may further delay or eliminate the resources available to complete this project. We intend to continue to work closely with FEV and the automotive manufacturer in an effort to complete the project in 2009.

Motor and Drive Technology

An induction motor drive/controller controls the performance of an AC induction motor, including its speed, torque and direction of rotation. In an integrated starter alternator (“ISA”), the controller also serves to control the flow of regenerated electric power back from the ISA to the batteries and to regulate the voltage output of the ISA when in generation mode. We believe our technologies can be used to increase the operating efficiency of both the driven motor and the drive’s power converter, optimizing the utilization of its power devices.

During 2006, under a STAC grant administered by the United States Department of Energy, we developed a flexible modular power electronic motor controller based upon efficiency optimized motor control technology (FlexModTM) for variable-torque HVAC applications. Independent testing conducted by the testing firm Advanced Energy demonstrated an improvement of up to 10% when compared to leading variable drive systems. We intend to explore opportunities to license our technologies to manufacturers of HVAC AC drives and equipment.

Integrated Starter Alternators (“ISA”)

An ISA serves the combined function of the starter motor and the alternator or generator in an automobile. We intend to explore opportunities to license our technologies relating to ISAs for use in PHEV, electric, hybrid electric and fuel-cell powered automobiles, as well as certain other applications. The target applications for our AC induction and permanent-magnet motor designs include mild hybrid traction drives such as are used in mild hybrid belt-starter applications and integrated in-line transmission assemblies. In the last half of 2006 we were awarded a contract with ARINC, to complete follow-on tasks to our prior development work with the United States Army to develop an integrated starter alternator (“ISA”) for a military HMMWV hybrid vehicle. During 2007, we successfully completed the first three payment milestones of this follow-on task with ARINC. In the first half of 2008, we completed this phase of the project and demonstrated two working ISA prototypes for use in prototype vehicles for the United States Army.

Alternators/Intelligent Voltage Regulators (“IVR”)

Alternators: We have licensed our SymetronTM technologies for use in brushless claw-pole alternators for automobiles, trucks, buses and other vehicles through our license agreement with Wilson Auto Electric, a leading re-manufacturer of automotive alternators. Wilson successfully completed durability testing in field and laboratory and is in the process of implementing their commercialization plan for later this year.

Efficiency Optimized Line-Driven AC Motor Technology (“EO”)

High-Efficiency AC Induction Motors: In cooperation with Hyundai Heavy Industries (“HHI”) one of the world’s largest manufacturing companies, we have sought to develop an enhanced line-driven AC induction generator and an AC induction motor for HVAC chiller applications. We anticipate these generators and motors will demonstrate that our technologies can increase the efficiency of line-driven AC induction motors and generators without increasing manufacturing costs. If tests of these units are successful, we intend to explore opportunities to license our technologies to other manufacturers of high efficiency AC induction motors and generators.

In January 2008, we signed a business cooperation agreement with HHI under which HHI will manufacture and sell Symetron-enhanced AC motors, generators and drives for use in geothermal energy generation plant, HVAC and refrigeration equipment, and other industrial applications.

Patents and Other Intellectual Property Rights

Our Power Systems segment utilizes certain patented heat transfer technologies and proprietary plant designs in our geothermal power plant projects, including a binary cycle technology. Through a strategic alliance with UTCP, we purchase PureCycle geothermal power generating units for use in our geothermal power projects. The PureCycle geothermal power generating units utilize a proprietary binary cycle technology developed by UTCP.

In addition to our agreement to purchase UTCP’s PureCycle power generating units, we have a license to use Kalina-cycle heat transfer technologies from a third party licensor. Five United States patents have been issued to the licensor, and one is pending, with respect to these technologies. We may use these technologies primarily within the United States, and we believe the patents are sufficient to protect the proprietary nature of the technologies covered by our license. Our Power Systems segment also intends to explore ways to incorporate our SymetronTM technologies into the motors, generators and drives used in the geothermal power plants we intend to develop. We believe these technologies can be applied in a number of ways to make geothermal power plants more efficient. Our SymetronTM technologies are further described above.

Our Transportation & Industrial segment has developed intellectual property that focuses on innovations we developed for electric motors and their associated drives and controllers. The electromagnetic machine and power electronic drive technology is trademarked under the names “SymetronTM” and “RaserTM.”

The United States Patent and Trademark Office has issued seven patents to us, including two for resonant motors (U.S. Patent No’s. 6,847,186 and 7,034,498); one for resonant unipolor generators (U.S. Patent No. 7,459,823); one for electromagnetic motors (U.S. Patent No. 7,034,499); one for motor controllers (U.S. Patent No. 7,026,785); one for pancake motors (U.S. Patent No. 7,116,029); and one for hydrodynamic slip rings (U.S. Patent No. 7,019,431). We have filed additional patent applications and expect to continue to file new patent applications as we continue to refine our PHEV project.

We regularly review our patented technologies, the patent applications we have filed and the patent applications we have been preparing to file in order to assess the commercial viability of each patent or application. Based upon the results of this assessment, we may shift commercialization efforts away from some of our patented technologies and focus efforts on commercialization of others.

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

Research and Development

Our Transportation & Industrial segment has sought to develop and demonstrate new applications for our motor and drive/controller-related technologies as well as our new extended range PHEV-based product and solution technologies. We have made periodic introductions of new motor and generator-related technologies, application of technologies to manufacturers’ test applications, testing and performance evaluations of these technologies and participation in the design and engineering of related projects for original equipment manufacturers (“OEMs”).

We have devoted considerable effort to further develop various technologies and to internally test, refine, characterize and further verify the technologies. Characterization of the technology is the process by which the performance levels that can be achieved over a range of likely operating conditions are determined. This data provides a performance description that is useful to the customer in understanding the capabilities of the motor without revealing the intellectual property underlying the improved performance levels.

Our research and development costs for the years ended December 31, 2008, 2007 and 2006 totaled $4, 762,733, $3,390,688 and $3,893,540, respectively. Due to the current economic weakness in the automotive industry and impact on other manufacturers, we have reduced our resources committed to further research and develop new solutions based on our technologies. We believe future research and development expenditures are required in order to develop additional extended range technologies primarily relating to plug-in hybrid electric vehicles and electric and electric-hybrid propulsion systems, integrated starter alternators, or ISAs, AC electric motors, generators and power electronic AC drives. However, for the foreseeable future, particularly until economic conditions improve, we intend to focus our efforts on commercializing already licensed technologies and technologies developed by our manufacturing partners.

Suppliers and Key Relationships

During the second quarter of 2007, we executed three purchase agreements with UTCP relating to the purchase of generating units for the geothermal power plants we intend to develop. In April 2008, we executed a fourth purchase agreement with UTCP relating to the purchase of additional power generating units. Concurrent with the execution of the April 2008 agreement we paid a down payment of $5.0 million. On August 31, 2008, we executed a fifth purchase agreement with UTCP relating to the purchase of additional generating units. Concurrent with the execution of the fifth purchase agreement, we paid a down payment of $2.3 million. On December 23, 2008, the first purchase agreement with UTCP was terminated and the other four purchase agreements with UTCP were amended into three separate purchase agreements to properly reflect the actual distribution of the generating units to the Thermo No. 1 project site and establish greater flexibility for distribution of the generating units to future projects.

Subject to our obtaining financing and payment of the purchase price, these purchase agreements provide for the delivery of PureCycle® modular units for the Thermo No. 1 geothermal power plants and other plants that we intend to build. In total, we expect these systems will generate approximately 50 MW of net renewable electrical power. The modular UTCP Pure Cycle power generation equipment enables us to construct power plants utilizing heat from geothermal resources with cooler to lower temperatures than conventional equipment at a fraction of the time otherwise required. Our agreements with UTCP contemplate a long-term relationship in developing geothermal resources as well as potential exchanges of technology.

In the first quarter of 2009, UTCP’s parent company, United Technologies, Inc., announced that it would transfer the PureCycle line of products to another of its subsidiaries, Pratt Power. We do not anticipate that this transfer will negatively impact our access to the PureCycle units or the guarantees that UTCP has provided for those units.

We believe that other equipment suppliers may be able to provide generation units which meet our standards and fit into our rapid deployment strategy. In an effort to reduce our dependence on any one turbine supplier, we have been in discussions with alternate suppliers and may, in the future, purchase generation units from other suppliers in addition to UTCP.

In the second quarter of 2007, we also signed a Geothermal Project Alliance Agreement and a Consulting Services Agreement with Cummins & Barnard, Inc. (“C&B”), a full service engineering consulting company. Under these agreements, C&B will provide program management and construction services for the development of our first three geothermal power plants. In January 2008, HDR, a leading architecture, engineering and consulting firm, acquired C& B and changed their name to HDR- Cummins & Barnard (“HDR-C&B”). New

HDR-C&B management has indicated that they remain committed to the original agreement and continue to provide the program management and construction services for the development of our first three geothermal power plants. Except for the three plants covered by the agreements with HDR-C&B, we do not currently have any agreements in place for the program management and construction services relating to any of the other projects we intend to develop.

Drilling operations are necessary to develop the well field for each geothermal power project we develop. We utilize various suppliers to obtain the appropriate permits, rent drilling equipment, perform drilling services, provide casing and other tangible assets for the well and provide well testing services. Should one supplier fail to meet our purchasing requirements, we are confident that other suppliers could be identified and the appropriate items procured and obtained without significant delays. Patterson-UTI Energy, Inc., a publicly-traded drilling company, has performed the majority of our drilling services to date.

In the fourth quarter of 2007, we announced that we had entered into a collaborative arrangement with a major global automotive manufacturer and FEV Engineering to produce and demonstrate a PHEV incorporating Symetron™ electric motor, generator and power electronic drive technology and our new PHEV master control system and architecture. The vehicle is targeted to provide more than 100 miles per gallon of gasoline for the typical driver in the United States while dramatically reducing harmful fuel emissions. Completion of the demonstration vehicle is expected in 2009; however, failure to meet the statement of work requirements will result in the arrangement being terminated.

Competition

Our Power Systems segment primarily competes in the power generation industry. Competition in the power generation industry is characterized by intense competition from not only large power plants burning fossil fuels, but from other companies trying to develop clean, renewable energy from sources such as geothermal, solar, wind farms, ethanol plants, hydro-electric power plants and other sources of clean energy. In the last year, competition from the wind and solar power generation industry has increased. While we anticipate that the current demand for renewable energy is large enough that this increased competition will not significantly impact our ability to obtain new power purchase agreements, this increased competition could contribute to a reduction in electricity prices for new renewable projects. We believe this risk is substantially mitigated by the fact the geothermal power represents a base load source of renewable energy.

In general the primary competitive factors for the geothermal market are the ability to obtain properties with the appropriate heat sources, technologies and equipment, geographic locations of power plants, access to prime market and transmission infrastructures, and favorable regulatory and tax environments for renewable energy. In the geothermal power generation sector, our main competitors in the United States are Ormat Technologies, Calpine, CalEnergy Generation, Terra-Gen Power and other smaller-sized developers such as U.S. Geothermal, Western Geopower and Vulcan Power.

Our Transportation & Industrial segment competes primarily with other developers of electric powertrains, plug-in hybrid electric vehicle (“PHEV”) technologies, and with other developers of technologies designed to improve the efficiency of electric motors, generators and related systems. As the market for electric and hybrid electric vehicle propulsion systems, high performance motors, generators, drives and controllers grows, we believe that the number of competitors will increase. We also expect that manufactures of these EVs and HEV’s, electric motors, generators, drives and controllers, including many of our potential customers, will seek to develop their own technologies that would compete with our technologies. In general, the competitive factors for electric motor, generator, drive and related technologies are efficiency, power and torque density, peak torque, costs of production, reliability and expected warranty costs.

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

EPACT 2005 also allows FERC to terminate a utility’s PURPA obligation to purchase energy from a QF upon a finding that the QF has nondiscriminatory access to either (i) independently administered, auction-based day ahead and real time wholesale markets for electric energy and wholesale markets for long-term sales of capacity and electric energy; (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity and energy, including long and short term sales to buyers other that the utility to which the QF is interconnected; or (iii) wholesale markets for the sale of capacity and energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC adopted a rule to implement these provisions of the EPACT 2005. This rule establishes a rebuttable presumption that a QF does have nondiscriminatory access to the relevant wholesale markets and that the utility will have no mandatory obligation if the following conditions are present: (i) the QF is larger than 20 MW, (ii) any of the three competitive markets described above are present, and (iii) the utility has filed an open access transmission tariff pursuant to FERC’s open access regulations. The rule also creates a rebuttable presumption that for QFs larger than 20 MW, if the utility is a member of any of four regional transmission organizations or independent system operators (Midwest ISO, PJM, ISO-NE, NYISO) or ERCOT, the QF does have nondiscriminatory access to the relevant wholesale market. The utility in those areas thus will be eligible for relief from the mandatory obligation. While the rule creates a rebuttable presumption regarding nondiscriminatory access across all markets where there is a filed open access transmission tariff (or reciprocity tariff of a non-jurisdictional utility), the rule does not find that any markets meet the statutory criteria at this time, other than the four listed RTO/ISOs and ERCOT. Further, the rule provides a procedure for utilities to file to obtain relief from the mandatory purchase obligation on a service territory-wide basis, and establishes procedures for affected QFs to seek reinstatement of the purchase obligation. The rule creates a rebuttable presumption that a QF with a net capacity no greater than 20 MW does not have nondiscriminatory access to the wholesale market, and the mandatory purchase obligation remains. The rule also protects a QF’s rights under any contract or obligation for the sale of energy in effect or pending approval before the appropriate state regulatory authority or non-regulated electric utility on or before August 8, 2005.

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

Transportation & Industrial

While the activities of our Transportation & Industrial segment are not subject to direct regulation, the commercialization of our technologies for certain applications, such as hybrid-electric vehicles, may be somewhat dependent on government regulations. The Energy Policy Act of 2005 contains numerous provisions that could affect the pace at which hybrid-electric technology is adopted by the automobile industry. For example, the bill continued to provide tax incentives for purchasers of hybrid-electric vehicles and provided direct funding for research to advance the commercialization of hybrid and plug-in flexible fuel vehicles. The bill also extended incentives for alternate fuel vehicles that could be considered competitors to hybrid-electric vehicles. Similarly, new government initiatives, such as the “Freedom Car” and 21st Century Truck, could play a significant role in accelerating the adoption of the applicable technologies in the automotive and other related transportation industries.

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

Employees

As of December 31, 2008, we had 57 full-time employees, including fifteen dedicated to the Transportation & Industrial segment, twenty three dedicated to the Power Systems segment, and nineteen in the sales, marketing and administrative departments. Currently, there are no employees under a collective bargaining agreement. We consider our employee relationships to be positive.

Executive Officers of the Registrant

The following table sets forth the name, position and age of each of our executive officers.

Name	Position	Age
Kraig T. Higginson	Chairman of the Board	54
Brent M. Cook	Chief Executive Officer, Director	48
Patrick J. Schwartz	President	54
Martin F. Petersen	Chief Financial Officer	48
Richard D. Clayton	Executive Vice-President and General Counsel	52
Steven R. Brown	Executive Vice-President	50

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

Richard D. Clayton. Mr. Clayton has served as General Counsel and Secretary since March 2007. From 2001 to 2007, Mr. Clayton practiced corporate law with Holland & Hart, LLP, specializing in mergers and acquisitions, corporate finance, and corporate governance. He also served as a member of the board of directors and executive vice president of Geneva Steel Company (NYSE listed), where his responsibilities included corporate finance, capital projects, energy and environmental matters. Mr. Clayton received BS degrees in accounting and finance from the University of Utah, and a JD degree from the University of Utah.

Steven R Brown. Mr. Brown joined Raser in January 2007 and has an extensive background in the start-up of technology based companies and project management of complicated and diverse projects. From June 2000 until he joined Raser, he was the owner operator of Construction Management Services, Inc. where he provided consulting services to government agencies, private owners, banks, law firms, and contractors throughout the United States. These services included engineering, construction management, on-site owner representation, cost estimating, scheduling, and construction claim litigation preparation and expert witness testimony. Mr. Brown also served as Senior Vice President at Headwaters and was responsible for the development, construction and operations of twenty-four synthetic facilities from 1995 to 2000. The facilities were constructed over a two year period with an investment of $310 million and will generate $2.5 billion of Section 29 tax credits over the ten year period of their operations. Mr. Brown also served on Headwaters’ board of directors and assisted in the formulation and implementation of Headwaters’ technology licensing strategy. Mr. Brown has also been involved with new business development, operations, financial analysis, and business plan development in the telecommunications, mining, engineering and constructions industries. Mr. Brown received his Bachelor of Science in Civil Engineering and Masters of Business Administration from Brigham Young University.

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

We have a limited operating history and, from our inception, we have earned limited revenue from operations. We have incurred significant net losses in each year of our operations, including a net loss of approximately $45.5 million for the year ended December 31, 2008. As a result of ongoing operating losses, we had an accumulated deficit and deficit after re-entry into development stage of approximately $96.7 million on cumulative revenues from inception of approximately $1.0 million as of December 31, 2008.

Under our current growth plan, we do not expect that our revenues will be sufficient to cover our expenses unless we are able to successfully place a number of power plants in service. As a result, we expect to continue to incur substantial losses until we are able to generate significant revenues. Our ability to generate significant revenues and become profitable will depend on many factors, including our ability to:

•	secure adequate capital;

•	identify and secure productive geothermal sites;

•	verify that the properties in which we have acquired an interest contain geothermal resources that are sufficient to generate electricity;

•	acquire electrical transmission and interconnection rights for geothermal plants we intend to develop;

•	enter into power purchase agreements for the sale of electrical power from the geothermal power plants we intend to develop at prices that support our operating and financing costs;

•

enter into additional tax equity partner agreements with potential financing partners that will provide for the allocation of tax benefits to them and for the contribution of capital by them to our projects or to successfully utilize new incentive provisions being implemented by the United States government;

•	finance and complete the development of multiple geothermal power plants;

•	manage construction, drilling and operating costs associated with our geothermal power projects;

•	successfully license commercial applications of our motor, generator and drive technologies;

•	enforce and protect our intellectual property while avoiding infringement claims;

•	comply with applicable governmental regulations; and

•	attract and retain qualified personnel.

We will need to secure additional financing and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern.

At December 31, 2008, we had approximately $1.5 million in cash and cash equivalents. Our operating activities used approximately $22.9 million and approximately $6.8 million of cash during the years ended December 31, 2008 and 2007, respectively. We have incurred substantial losses since inception and we are not operating at cash breakeven.

Our continuation as a going concern is dependent on efforts to secure additional funding, increase revenues, reduce expenses, and ultimately achieve profitable operations. If we are unable to raise sufficient, additional capital on reasonable terms, liquidity concerns may require us to curtail or cease operations, liquidate or sell assets or pursue other actions that could adversely affect future operations. Reduction of expenditures could have a negative impact on our business. A reduction of expenditures would make it more difficult for us to execute our plans to develop geothermal power plants in accordance with our expectations. It would also make it more difficult for us to conduct adequate research and development and other activities necessary to commercialize our Symetron technologies.

From time to time, we have raised additional capital through the sale of equity and equity-related securities. Most recently, on November 14, 2008, we sold 2,000,000 shares of our common stock at a fixed price of $5.00 per share, or an aggregate purchase price of $10.0 million, in a private placement transaction. We also sold 2,360,417 shares of our common stock on December 12, 2008 for $4.23654 per share, or an aggregate purchase price of $10.0 million. We paid commissions of $1,232,000 to a placement agent in connection with the closing of the private placement transactions.

In February 2009, we also entered into an unsecured line of credit arrangement, pursuant to which we may borrow up to $15.0 million, subject to the final approval of each advance by the lenders party to the line of credit arrangement. Pursuant to the Thermo Financing Agreements, we received a capital contribution for minority interest in our Thermo Subsidiary totaling $3.7 million. Under the same Thermo Financing Agreements, we also entered into an 18 year non-recourse senior secured note bearing annual interest at 7.00% and received net proceeds totaling $26.1 million.

In addition, we obtained project financing for our Thermo No. 1 project, which included the repayment of approximately $14.1 million of construction costs previously incurred by us for construction of the project. In order to execute our business strategy and continue our business operations, however, we will need to secure additional funding from other sources through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through a joint venture, the sale of one or more of our projects or interests therein, entry into pre-paid power purchase agreements with utilities or municipalities, a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for plant construction, well field development and other development activities, extend the time frame over which these activities will take place or cease operations.

On March 19, 2008, we raised gross proceeds of $50.0 million, before deducting fees and commissions from the issuance of the Convertible Notes. We placed approximately $7.9 million of the proceeds in an escrow account to secure payment of the first four interest payments payable on the Convertible Notes. We also used approximately $15.0 million of the proceeds to enter into a forward stock purchase transaction, pursuant to which we will repurchase shares of our common stock, and approximately $5.9 million of net proceeds to fund a call spread option transaction. On April 1, 2008, the initial purchaser of the Convertible Notes exercised its overallotment option and we sold an additional $5.0 million aggregate principal amount of Convertible Notes. We placed approximately $0.8 million of the proceeds from the overallotment exercise in an escrow account to secure payment of the first two years of interest payable on the additional Convertible Notes issued pursuant to the overallotment exercise.

Our Commitment Letter with Merrill Lynch sets forth certain general terms relating to the structure and financing of up to 155 MW of geothermal power plants we intend to develop. Pursuant to the Commitment Letter, we have obtained project financing for our Thermo No. 1 project. Pursuant to the Commitment Letter we have also received financing commitments for two other projects: one in Nevada and one in New Mexico. The financing commitments for the New Mexico and Nevada projects expired on December 1, 2008 and June 30, 2008, respectively. We and Merrill Lynch have agreed to work towards formally extending the expiration date of the Lightning Dock commitment in the future. Since the Truckee commitment was negotiated, we have initiated the development of several other projects, and a number of these projects are expected to be developed more rapidly than the Truckee project. Therefore, in the fourth quarter of 2008, we determined to postpone our discussions with Merrill Lynch regarding an extension of the Truckee commitment. We intend to continue our development efforts at the Truckee project and seek a new financing commitment from Merrill Lynch once those development efforts progress to the point when financing is needed for construction of a plant and related development activities. If Merrill Lynch elects to provide or arrange a financing commitment with respect to any additional projects, such financing commitment will be subject to satisfactory due diligence, the execution of a separate commitment letter relating to such project and certain other conditions. Even if we are able to obtain funding for the development of additional projects pursuant to the Commitment Letter, we will need additional financing to cover general operating expenses and certain development expenses that are not covered by the Commitment Letter.

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

Our independent registered public accounting firm’s report on our 2008 financial statements questions our ability to continue as a going concern.

Our independent registered public accounting firm’s report on our financial statements as of December 31, 2008 and 2007 and for the three year period ended December 31, 2008 expresses doubt about our ability to continue as a going concern. Their report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to the lack of sufficient capital, as of the date their report was issued, to support our business plan through the end of 2009.

We will need to secure additional financing in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern. Accordingly, we can offer no assurance that the actions we plan to take to address these conditions will be successful. Inclusion of a “going concern qualification” in the report of our independent accountants or any future report may have a negative impact on our ability to obtain financing and may adversely impact our stock price.

The current worldwide political and economic conditions, specifically disruptions in the capital and credit markets, may materially and adversely affect our business, operations and financial condition.

Recently, general worldwide economic conditions have experienced a downturn due to the credit conditions resulting from the subprime-mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, recent international conflicts, recent terrorist and military activity, and the impact of natural disasters and public health emergencies. If the current market conditions continue or worsen, our business, operations and financial condition will likely be materially and adversely affected.

The United States credit and capital markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, our ability to obtain needed financing on favorable terms could be severely limited. In the current environment, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our ability to obtain financing and increase our costs. Also, lenders may simply be unwilling or unable to provide financing. Although we intend to seek additional funding for our projects in accordance with our Commitment Letter with Merrill Lynch, we cannot predict whether Merrill Lynch’s ability or willingness to provide financing to us will be adversely affected if current market conditions continue or worsen.

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

The closing price of our common stock fluctuated from a low of $2.47 per share to a high of $17.09 per share from January 1, 2008 to December 31, 2008. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside of our control, including the level of short sale transactions. As a result, the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in our stock price, there may be increased risk that securities litigation, governmental investigations or enforcement proceedings may be instituted against us. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

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

We are devoting a substantial amount of our available resources to the power production development activities of our Power Systems segment. To date, we have placed one geothermal power plant in service, and we continue our efforts to ramp up production of that plant. However, our ability to successfully develop additional projects is uncertain. Our success in developing a particular geothermal project is contingent upon, among other things, locating and developing a viable geothermal site, negotiation of satisfactory engineering, procurement and construction agreements, negotiation of satisfactory power purchase agreements, receipt of required governmental permits, obtaining interconnection rights, obtaining transmission service rights, obtaining adequate financing, and the timely implementation and satisfactory completion of construction. We may be unsuccessful in accomplishing any of these necessary requirements or doing so on a timely basis. Generally, we must also incur significant expenses for preliminary engineering, permitting, legal fees and other expenses before we can even determine whether a project is feasible. Project financing is not typically available for these preliminary activities.

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

Market conditions and other factors may not permit us to obtain financing for geothermal projects on terms favorable to us. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis, and the costs of such financing, are dependent on numerous factors, including general economic and capital market conditions, credit availability from banks, investor confidence, the success of our projects, the credit quality of the projects being financed, the political situation in the state in which the project is located and the continued

existence of tax and securities laws which are conducive to raising capital. If we are not able to obtain financing for our projects on a substantially non-recourse or limited recourse basis, or if we are unable to secure capital through partnership or other arrangements, we may have to finance the projects using recourse capital such as direct equity investments, which would have a dilutive effect on our common stock. Also, in the absence of favorable financing or other capital options, we may decide not to pursue certain projects. Any of these alternatives could have a material adverse effect on our growth prospects and financial condition.

Other than certain excluded financings, the Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop and also has a right of first refusal with respect to the financing of an additional 55 MW of substantially similar geothermal power plants we intend to develop. Pursuant to the Commitment Letter, we have obtained project financing for our Thermo No. 1 project. Any determination on the part of Merrill Lynch to provide financing commitments is subject to the satisfaction of additional due diligence and other conditions, and the funding obligations pursuant to any existing financing commitment, are subject to the satisfaction of certain conditions precedent and various other factors, including but not limited to, satisfactory completion of due diligence, the absence of any material adverse change in our business, liabilities, operations, condition (financial or otherwise) or prospects, the execution of acceptable definitive documentation, receipt of customary legal opinions acceptable to Merrill Lynch, satisfactory market conditions and necessary approvals. Accordingly, there can be no assurance that Merrill Lynch will ultimately fund the financing commitments or provide us with additional financing commitments at any time either pursuant to the Commitment Letter or otherwise. Further, Merrill Lynch’s rights under the Commitment Letter, including its right to generally match alternative financing proposals, may make it difficult for us to obtain financing proposals from other sources.

The parent of Merrill Lynch was recently acquired by Bank of America Corporation. While we do not expect this transaction to adversely affect our relationship with Merrill Lynch or our ability to obtain project financing under the Commitment Letter, we are not in a position to predict what impact, if any, this transaction might have on Merrill Lynch’s organizational structure, personnel, efficiency or existing or future commitments. Therefore, we cannot be certain that the acquisition will not adversely affect the timing or availability of the project financing arrangements contemplated by the Commitment Letter. Moreover, the United States financial markets are currently experiencing a broad-based credit crisis, which could also have an adverse effect on the timing or availability of project financing.

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

The United States Congress recently passed the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) that was subsequently signed into law by President Obama. The Recovery Act provides certain economic incentives, such as clean energy grants, that are designed to provide developers of geothermal and other clean energy projects with cash to help fund the projects. These incentives are designed, in part, to address some of the current problems in the tax equity markets and provide an alternative funding mechanism. Because this legislation is new, many of the details regarding the availability of grants or other incentives are unknown. Therefore, we cannot predict whether the Recovery Act will have a positive effect on our ability to obtain financing for our projects.

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

Each of the geothermal power projects our Power Systems segment develops will likely be owned by a separate subsidiary. The geothermal power projects developed by these subsidiaries will likely be separately financed. To obtain the financing necessary to develop the geothermal power projects, we may transfer a portion of our equity interest in the individual subsidiaries to a third party and enter into long-term fixed price power purchase agreements. Depending upon the nature of these arrangements and the application of generally accepted accounting principles, primarily Statement of Financial Accounting Standards Board Interpretation Number 46R “Consolidation of Variable Interest Entities (Revised December 2003)—an interpretation of ARB No. 51,” we may be required to deconsolidate one or more or all of these subsidiaries, which would result in our share of the net profits or loss generated by the deconsolidated entities being presented as a net amount in our financial statements. As a result, our financial statements would not reflect the gross revenues and expenses of the deconsolidated entities. However, we do not expect the effect of such deconsolidation, if required, to have an impact on our stockholders’ equity, net income/loss or income/loss per share.

The financial performance of our Power Systems segment is subject to changes in the legal and regulatory environment.

Our geothermal power projects will be subject to extensive regulation. Changes in applicable laws or regulations, or interpretations of those laws and regulations, could result in increased compliance costs and require additional capital expenditures. Future changes could also reduce or eliminate certain benefits that are currently available.

Federal and state energy regulation is subject to frequent challenges, modifications, the imposition of additional regulatory requirements, and restructuring proposals. We may not be able to obtain or maintain all regulatory approvals or modifications to existing regulatory approvals that may be required in the future. In addition, the cost of operation and maintenance and the financial performance of geothermal power plants may be adversely affected by changes in certain laws and regulations, including tax laws.

In order to promote the production of renewable energy, including geothermal energy, the federal government has created incentives within the United States Internal Revenue Code. These tax incentives are instrumental to our ability to finance and develop geothermal power plants by providing increased economic benefits. If the available tax incentives were reduced or eliminated, the economics of the projects would be reduced and there could be reductions in our overall profitability or the amount of funding available from tax equity partners. Some projects may not be viable without these tax incentives.

Available federal tax incentives include intangible drilling costs, accelerated depreciation, depletion allowances and the investment tax credit (“ITC”), all of which currently are permanent features of the Internal Revenue Code. In addition, the Recovery Act recently extended the availability of the production tax credit (“PTC”) for geothermal projects placed in service before 2014 and created a new grant program for certain projects that are placed in service in, or for which construction begins in, 2009 or 2010.

The ITC is claimed in the year in which the qualified project is placed in service, and the amount of the credit is a specified percentage (10% or 30%) of the eligible costs of the facility. The ITC is subject to recapture if the property eligible for the credit is sold or otherwise disposed of within five years after being placed in service. In lieu of claiming the ITC, a project owner generally can claim the PTC during the first ten years after the project is placed in service. The amount of the PTC is $21.00 (as adjusted for inflation) per megawatt hour of electricity produced from the facility and sold to unrelated parties. As extended by the Recovery Act, the PTC applies to qualifying facilities that are placed in service before 2014. Also pursuant to the Recovery Act, an owner may elect to receive a grant from the United States Treasury Department in lieu of claiming either the ITC or the PTC. The amount of the grant is 30% of the cost of qualifying geothermal property placed in service in 2009 or 2010, or placed in service before 2014 if construction begins in 2009 or 2010. Grants are to be paid 60 days after the later of the date of the application for the grant or the date the project is placed in service.

Owners of projects also are permitted to depreciate for tax purposes most of the cost of the power plant on an accelerated basis. Generally, that depreciation occurs over a five year period. Under the Recovery Act, property placed in service during 2009 generally is entitled to additional “bonus” depreciation in which 50% of the adjusted basis of the property is deducted in 2009 and the remaining 50% of the adjusted basis of the property is depreciated over the five-year accelerated tax depreciation schedule.

All of these programs are subject to review and change by Congress from time to time. In addition, several of the programs are currently scheduled to expire, and continuation of those incentives will require affirmative Congressional action. Moreover, there are ambiguities as to how some of the provisions of the Recovery Act will operate, including the grant program for which there is not yet administrative guidance.

Many of the tax incentives associated with geothermal power projects generally are beneficial only if the owners of the project have sufficient taxable income to utilize the deductions and credits. Due to the nature and timing of these tax incentives, it is likely that the tax incentives available in connection with our geothermal power plants will exceed our ability to efficiently utilize these tax benefits for at least several years of operations. Therefore, an important part of our strategy involves partnering with investors that are able to utilize the tax credits and other tax incentives to offset taxable income associated with their operations unrelated to our geothermal power plants. For example, a corporation in a different industry may be willing to finance the development of a geothermal power plant in consideration for receiving the benefit of the tax incentives, which it could then use to reduce the tax liability associated with its regular operations.

Tax reform has the potential to have a material effect on our business, financial condition, future results and cash flow. Tax reform could reduce or eliminate the value of the tax subsidies currently available to geothermal projects. Any restrictions or tightening of the rules for lease or partnership transactions, whether or not part of major tax reform, could also materially affect our business, financial condition, future results and cash flow. In addition, changes to the Internal Revenue Code could significantly increase the regulatory-related compliance and other expenses incurred by geothermal projects which, in turn, could materially and adversely affect our business, financial condition, future results and cash flow. Any such changes could also make it more difficult for us to obtain financing for future projects.

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

Our Power Systems segment is involved in the exploration, development and operation of geothermal energy resources. These activities are subject to uncertainties, which vary among different geothermal resources. These uncertainties include dry holes, flow-constrained wells, uncontrolled releases of pressure and temperature decline, and other factors, all of which can increase our operating costs and capital expenditures or reduce the efficiency of our power plants. In addition, the high temperature and high pressure in geothermal energy resources requires special resource management and monitoring. Because geothermal resources are complex geological structures, we can only estimate their geographic area. The viability of geothermal projects depends on different factors directly related to the geothermal resource, such as the heat content (the relevant composition of temperature and pressure) of the geothermal resource, the useful life (commercially exploitable life) of the resource and operational factors relating to the extraction of geothermal fluids. Although we believe our geothermal resources will be fully renewable if managed appropriately, the geothermal resources we intend to exploit may not be sufficient for sustained generation of the anticipated electrical power capacity over time. Further, any of our geothermal resources may suffer an unexpected decline in capacity. In addition, we may fail to find commercially viable geothermal resources in the expected quantities and temperatures, which would adversely affect our development of geothermal power projects.

The operation of geothermal power plants depends on the continued availability of adequate geothermal resources. Although we believe our geothermal resources will be fully renewable if managed properly, we cannot be certain that any geothermal resource will remain adequate for the life of a geothermal power plant. If the geothermal resources available to a power plant we develop become inadequate, we may be unable to perform under the power purchase agreement for the affected power plant, which in turn could reduce our revenues and materially and adversely affect our business, financial condition, future results and cash flow. If we suffer degradation in our geothermal resources, our insurance coverage may not be adequate to cover losses sustained as a result thereof.

Our Power Systems segment operations may be materially adversely affected if we fail to properly manage and maintain our geothermal resources.

Our geothermal power plants use geothermal resources to generate electricity. When we develop a geothermal power plant, we conduct hydrologic and geologic studies. Based on these studies, we consider all of the geothermal resources used in our power plants to be fully renewable.

Unless additional hydrologic and geologic studies confirm otherwise, there are a number of events that could have a material adverse effect on our ability to generate electricity from a geothermal resource and/or shorten the operational duration of a geothermal resource, which could cause the applicable geothermal resource to become a non-renewable wasting asset. These events include:

•	Any increase in power generation above the amount our hydrological and geological studies indicate that the applicable geothermal resource will support;

•	Failure to recycle all of the geothermal fluids used in connection with the applicable geothermal resource; and

•	Failure to properly maintain the hydrological balance of the applicable geothermal resource.

While we intend to properly manage and maintain our geothermal resources in order to ensure that they are fully renewable, our ability to do so could be subject to unforeseen risks and uncertainties beyond our control.

Our Power Systems segment may be materially adversely affected if we are unable to successfully utilize certain heat transfer technologies in our geothermal power projects.

Our Power Systems segment intends to utilize certain heat transfer technologies in its geothermal power projects. One of the providers of these heat transfer technologies is UTCP. UTCP’s heat transfer technologies are designed to enable the generation of power from geothermal resources that are lower in temperature than those resources used in traditional flash steam geothermal projects.

UTCP’s heat transfer technologies have a limited operating history and have only been deployed in a limited number of geothermal power projects. Although we are using these technologies in our Thermo No. 1 power plant, that power plant has only been operating for a short time. As a result, we cannot be certain that UTCP’s heat transfer technologies or other vendors’ heat transfer technologies can be successfully implemented. If we are not able to successfully utilize heat transfer technologies in our geothermal power projects and we are unable to utilize appropriate substitute technologies, we may be unable to develop our projects and our business, prospects, financial condition and results of operations could be harmed.

The costs of compliance with environmental laws and of obtaining and maintaining environmental permits and governmental approvals required for construction and/or operation of geothermal power plants are substantial, and any non-compliance with such laws or regulations may result in the imposition of liabilities, which could materially and adversely affect our business, financial condition, future results and cash flow.

Our geothermal power projects are required to comply with numerous federal, regional, state and local statutory and regulatory environmental standards. Geothermal projects must also maintain numerous environmental permits and governmental approvals required for construction and/or operation. Environmental permits and governmental approvals typically contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. If we fail to satisfy these conditions or comply with these restrictions, or we fail to comply with any statutory or regulatory environmental standards, we may become subject to a regulatory enforcement action and the operation of the projects could be adversely affected or be subject to fines, penalties or additional costs.

The geothermal power projects developed by our Power Systems segment could expose us to significant liability for violations of hazardous substances laws because of the use or presence of such substances.

The geothermal power projects developed by our Power Systems segment will be subject to numerous federal, regional, state and local statutory and regulatory standards relating to the use, storage and disposal of hazardous substances. We may use industrial lubricants, water treatment chemicals and other substances at our projects that could be classified as hazardous substances. If any hazardous substances are found to have been released into the environment at or near the projects, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. If we fail to comply with these laws, ordinances or regulations or any change thereto, we could be subject to civil or criminal liability, the imposition of liens or fines, and large expenditures to bring the projects into compliance. Furthermore, we can be held liable for the cleanup of releases of hazardous substances at other locations where we arranged for disposal of those substances, even if we did not cause the release at that location. The cost of any remediation activities in connection with a spill or other release of such substances could be significant.

Our Transportation & Industrial segment may be unable to successfully license our intellectual property.

A significant part of our long-term business strategy for our Transportation & Industrial segment is based upon the licensing of our SymetronTM technologies to electric motor, controller, alternator and generator manufacturers, suppliers and system integrators. We expect the sales cycle with respect to the licensing of our technology to be lengthy, and there can be no assurance that we will achieve meaningful licensing revenues in the time frames that we expect.

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

The demand for our technologies may be dependent on government regulations and policies such as standards for Corporate Average Fuel Economy, or CAFE, Renewable Portfolio Standards, or RPS, the Clean Air Act and Section 45 of the Internal Revenue Code. Changes in these regulations and policies could have a negative impact on the demand for the power we plan to generate and our technologies. Any new government regulations or policies pertaining to our products or technologies may result in significant additional expenses to us and our potential customers and could cause a significant reduction in demand for our technologies and thereby significantly harm our Transportation & Industrial segment.

The recent economic downturn has had a dramatic, adverse effect on the automotive industry and other large industrial manufacturers that would be in a position to use and benefit from our technologies. As a result, we believe our ability to commercialize our Symetron™ technologies will be limited until economic conditions improve. We intend to evaluate the prospects for our Transportation & Industrial segment on an ongoing basis. If we believe there are attractive opportunities, we will devote the resources to pursue those opportunities to the extent we believe appropriate. If, on the other hand, we determine that the risks and uncertainties for this business segment are too great in light of the current economic climate, we may choose to further reduce the resources devoted to these efforts. We may also be required to develop a new long-term business strategy for the Transportation & Industrial segment or discontinue operating this business segment.

We may not be able to enforce or protect the intellectual property that our Transportation & Industrial segment is seeking to license.

The success of our Transportation & Industrial segment is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on most of our key technologies. We cannot be certain that our six issued United States patents, seven pending United States patent applications, four pending international patent applications and one pending foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patent applications that we may file for our current and future technologies may not be issued. We have received three trademark registrations in the United States and ten trademark registrations internationally. We have also applied for five additional trademark registrations in the United States and one additional trademark registration internationally which may never be granted.

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

Our Transportation & Industrial segment could incur significant expenses if products built with our technology contain defects.

If our Transportation & Industrial segment successfully licenses our technology, products built with that technology may result in product liability lawsuits for any defects that they may contain. Detection of any significant defects may result in, among other things, loss of, or delay in, market acceptance and sales of our technology, diversion of development resources, injury to our reputation, or increased service and warranty costs. A material product liability claim could significantly harm our business, result in unexpected expenses and damage our reputation.

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

We believe our Transportation & Industrial segment will face significant competition from existing manufacturers, including motor, controller, alternator, and transportation vehicle companies. We may also face significant competition from our future partners. These partners may have better access to information regarding their own manufacturing processes, which may enable them to develop products that can be more easily incorporated into their products. If our potential partners improve or develop technology that competes directly with our technology, our business will be harmed.

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

Our success depends on our ability to execute our business strategies. Our Power Systems segment is seeking to develop geothermal power plants. Our Transportation & Industrial segment is seeking to license our intellectual property to electric motor and controller manufacturers, suppliers and system integrators. Executing these strategies may involve entering into strategic transactions to acquire complementary businesses or technologies. In executing these strategic transactions, we may expend significant financial and management resources and incur other significant costs and expenses. There is no assurance that the execution of any strategic transactions will result in additional revenues or other strategic benefits for either of our business segments. The failure to enter into strategic transactions, if doing so would enable us to better execute our business strategies, could also harm our business, prospects, financial condition and results of operations.

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

No material weaknesses were identified in connection with the audit of our 2008 financial statements. However, weaknesses or deficiencies could be identified in the future. If we fail to adequately address any deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, any deficiencies could prevent us from releasing our financial information and periodic reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to our consolidated financial statements and internal controls under the Sarbanes-Oxley

Act. Any failure to maintain adequate internal controls over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also subject us to a risk of delisting by the New York Stock Exchange and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

If we fail to comply with the New York Stock Exchange listing standards and maintain our listing on the New York Stock Exchange, our business could be materially harmed and our stock price could decline.

Our shares of common stock are listed on the New York Stock Exchange. Pursuant to the Sarbanes-Oxley Act of 2002, national securities exchanges, including the New York Stock Exchange, have adopted more stringent listing requirements. Although we have been approved to list shares of common stock on the New York Stock Exchange, we may not be able to maintain our compliance with all of the listing standards of the New York Stock Exchange. Any failure by us to maintain our listing on the New York Stock Exchange could materially harm our business, cause our stock price to decline, and make it more difficult for our stockholders to sell their shares.

We rely on key personnel and the loss of key personnel or the inability to attract, train, and retain key personnel could have a negative effect on our business.

We believe our future success will depend to a significant extent on the continued service of our executive officers and other key personnel. Of particular importance to our continued operations are our executive management and technical staff. We do not have key person life insurance for any of our executive officers, technical staff or other employees. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. In recent years we have experienced turnover in certain key positions.

Our future success also depends on our ability to attract, train, retain and motivate highly skilled technical and sales personnel. Since we have limited resources to attract qualified personnel, we may not be successful in recruiting, training, and retaining personnel in the future, which would impair our ability to maintain and grow our business.

Our limited cash resources have in the past required us to rely heavily on equity compensation to hire and retain key personnel, and we expect this to continue in the future. This practice may result in significant non-cash compensation expenses and dilution to our stockholders.

The large number of shares eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. In addition, if our officers, directors or employees sell previously restricted shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 40.6 million shares were free of restrictive legend as of December 31, 2008, up from approximately 29.9 million and 19.4 million as of December 31, 2007 and 2006, respectively. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles.

United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our financial results. For example, prior to January 1, 2007, we were not required to record liabilities relating to uncertainties in our income tax positions until a determination was made by the IRS disallowing the deductions. However, for periods after January 1, 2007 we are required to determine whether it is more-likely-than-not that a tax position is sustainable and measure the tax position to recognize in the financial statements in accordance with recent accounting pronouncements.

ITEM 1B.	Unresolved Staff Comments.

On August 19, 2008, we received a comment letter from the Securities and Exchange Commission Staff (the “Staff”) related to a review of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended. We have exchanged correspondence with the Staff several times, and we are in the process of responding to the most recently received correspondence from the Staff. In its most recent correspondence, the Staff’s comments related generally to our disclosures regarding our geothermal resources and related property interests, the status of our geothermal power projects and the various development activities, and the accounting policies applied to our geothermal projects and related financing arrangements. We believe we have addressed the Staff’s material comments in this filing. However, the Staff’s review of our filings is not complete, and the Staff may have further comments.

ITEM 2.	Properties.

We lease our corporate office located at 5152 North Edgewood Drive, Suite 200, Provo, Utah. On January 1, 2009, we entered into a new lease agreement that expanded the corporate office space from 11,400 square feet to 19,300 square feet. Monthly rent also increased from approximately $19,900 per month to approximately $34,400 per month. The new lease expires on December 31, 2011.

We also lease our Symetron™ testing facility in Utah County, Utah. The testing facility has approximately 12,000 square feet with monthly rent of approximately $6,400. The testing facility lease expires on June 1, 2009. We are currently evaluating whether to extend this lease. The corporate offices and facilities are well maintained and in good condition.

During 2008, we entered into an agreement with a private land owner adjacent to our geothermal leased property in Hidalgo County, New Mexico. Under the agreement, we are permitted to store our power generating units, cooling tower equipment, pumps and other equipment that have been delivered to New Mexico for construction of our Lightning Dock geothermal power plant. All equipment is stored outside with monthly rent computed on a per unit basis of approximately $8,400 per month. The agreement continues on a month to month basis until all equipment is removed from the property.

We have entered into various geothermal and surface rights lease agreements, primarily through our wholly-owned subsidiaries, in which we obtained the right to develop and construct geothermal power plants. These leased properties are included in our Power Systems segment and are classified as “power project leases”. The following table sets forth our geothermal leases at December 31, 2008:

State	Acreage	Power Project Lease Acquisition Costs
Nevada
Truckee Area	16,600	$734,544
Devil’s Canyon Area	995	45,680
Trail Canyon Area	10,640	179,593
Other Areas	5,325	437,912

Total Nevada	33,560	$1,397,729

New Mexico
Lightning Dock Area	2,520	$4,751,863

Total New Mexico	2,520	$4,751,863

Utah
Thermo Area	25,644	$2,051,076
Other projects	135,651	369,975

Total Utah	161,295	$2,421,051

Oregon
Klamath Falls Area	984	$10,000

Total Oregon	984	$10,000

Total Power Project Leases	198,359	$8,580,643

The “Thermo Area” as used in this table includes the Thermo No. 1 project and parcels which are in the closest proximity to the Thermo No. 1 project. This acreage does not include other leases which we consider part of the greater Thermo area. Our holdings in the immediate vicinity of the Thermo No. 1 project and in the greater Thermo area total approximately 51,000 acres.

As described above, our portfolio of potential geothermal interests consists of interests in a large number of properties. We acquired many of our interests in these properties at a relatively low cost based on a very preliminary evaluation of geothermal potential. Generally, we do not consider a geothermal lease or other interest to be material to our operations unless we have determined to initiate the development of a geothermal power project that is dependent on the applicable lease or interest. Information with respect to each of our material property interests is set forth in Item 1—“Business—Current Geothermal Power Projects” of this report.

ITEM 3.	Legal Proceedings.

We have applied to the United States Patent and Trademark Office for federal trademark registration of our name, RASER, in connection with a number of goods and services including, among other things, electric motors for machines. In connection with our application no. 78/339,071, in 2007, Razor USA LLC initiated an opposition proceeding (“Opposition”) before the administrative body the Trademark Trial and Appeals Board (“TTAB”). During the fourth quarter of 2008, the opposition was withdrawn in view of settlement. Accordingly, application no. 78/339,071 has been allowed.

Raser is not subject of any other legal proceedings and we are unaware of any proceedings presently contemplated against Raser by any federal, state or local government agency.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is listed on the NYSE exchange under the trading symbol of “RZ.”

Below are the high and low closing sales prices for Raser common stock for each quarter of 2008 and 2007. Closing prices were obtained from the ArcaEx®, now “NYSE Arca.” and, since December 22, 2008 from NYSE.

Fiscal 2008	Low	High
Quarter ended March 31, 2008	$7.30	$17.09
Quarter ended June 30, 2008	7.87	11.37
Quarter ended September 30, 2008	4.10	11.70
Quarter ended December 31, 2008	2.47	8.35

Fiscal 2007	Low	High
Quarter ended March 31, 2007	$4.89	$7.49
Quarter ended June 30, 2007	5.24	9.06
Quarter ended September 30, 2007	7.12	15.35
Quarter ended December 31, 2007	10.00	18.11

On March 13, 2009, the closing price for Raser common stock was $3.64 per share.

Holders.

As of December 31, 2008 there were approximately 338 holders of record of our common stock. This does not include an indeterminate number of stockholders who may hold their shares through a broker-dealer in “street name.”

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

Securities Authorized For Issuance under Equity Compensation Plans.

The following table sets forth the number of shares of our common stock underlying outstanding options and warrants that have been issued under our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	3,353,783	$8.37	3,012,104
Other equity issuances outside of the compensation plan	11,198,775	$8.62	—

Total	14,552,558	$8.57	3,012,104

In March 2004, our Board of Directors adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and our stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first day of each fiscal year, or an amount determined by the Board of Directors, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of December 31, 2008, we were authorized to issue up to 7,943,173 shares of common stock pursuant to the Plan.

From time to time, the Board of Directors approves, based upon the recommendation of management, the issuance of warrants or other securities to vendors, service providers, or individual participants in approved company financings as equity compensation. On January 16, 2008, we granted to Merrill Lynch warrants to purchase up to 3,700,000 shares of our common stock, subject to vesting requirements associated with the financing of our geothermal power plants. The warrants vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. On September 8, 2008, warrants to purchase 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project. These warrants are immediately exercisable and have a current exercise price of $13.24.

On November 14, 2008, in connection with our $20.0 million equity financing with Fletcher International, Inc., we issued warrants to Fletcher International, Inc. to purchase up to a maximum of 7,458,532 of our common stock at a strike price of the lesser of (a) $6.00 per share or (b) the 40 day volume weighted-average price, less $.60 per share.

Recent Sales of Unregistered Securities.

On December 12, 2008, we granted 34,483 restricted shares of our common stock to Rollins Construction and Transportation, Inc. pursuant to a settlement of outstanding invoices for construction services relating to construction of the Thermo No. 1 geothermal power plant. The 34,483 shares represented the fair value of the amount to be applied towards the outstanding invoice on the date of the grant. The fair value of these shares totaled $150,000.

We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act, for the private placement of these securities pursuant to Section 4(2) of the Securities Act and/or Regulation D thereunder because the securities were sold in a transaction not involving a public offering.

The performance graph represents our cumulative total stockholder returns through December 31, 2008, as compared to the Standard and Poor’s Small Cap 600 Index, and the Standard and Poor’s Industrial Index.

ITEM 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. We have derived the selected consolidated financial data related to the statements of operations for the years ended and as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements set forth in Part II Item 8 of this annual report. We have derived the selected consolidated financial data related to the balance sheets for the years ended December 31, 2006, 2005 and 2004 from our audited consolidated financial statements not included herein.

The information set forth below should be read in conjunction with Part II Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements set forth in Part II Item 8 of this annual report.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Revenue	$172,303	$320,072	$122,732	$331,735	$30,000
Operating Loss	(38,459,409)	(16,468,138)	(19,259,166)	(9,543,579)	(6,791,011)
Net Loss Applicable to Common Stockholders	(45,485,034)	(15,749,005)	(18,488,936)	(14,609,056)	(11,282,781)
Net Loss per Common Share (basic and fully diluted)	(0.79)	(0.29)	(0.36)	(0.29)	(0.24)
Total Long-Term Obligations	82,272,694	86,193	—	—	—
Total Assets	184,024,448	23,784,453	11,405,447	19,564,651	2,996,554
Total Stockholders’ Equity	$6,278,322	$19,451,477	$10,710,201	$19,194,512	$2,961,557

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are an energy and technology company focused on geothermal power development and technology licensing. We operate in two business segments: Power Systems and Transportation & Industrial. Our Power Systems segment is seeking to develop clean, renewable geothermal electric power plants and bottom-cycling operations. Our Transportation & Industrial segment focuses on using our Symetron™ technology to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we are employing a “Well to Wheels” strategy in an effort to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our “Well to Wheels” strategy, we aim to become both a producer of clean, geothermal electric power as well as a provider of technologies that enable electric and hybrid electric vehicles with range extenders and improve the efficiency of electric motors and drive systems used in hybrid electric vehicles and other applications.

Sources of Revenue

To date, our primary source of revenue has been from research and development subcontracts, administered through contractors with certain government agencies. Pursuant to these subcontracts, we performed engineering design, development and testing activities in an effort to demonstrate that specific applications of our technology are viable.

We completed the major construction of the cooling towers and transmission lines and installed the UTCP power generating units at our Thermo No. 1 project in October 2008. The Thermo No. 1 power plant began generating and transmitting nominal quantities of “test” electricity in December 2008 and is expected to become operational at or near full capacity in the first part of 2009. Our Thermo Subsidiary expects to realize revenues under the Thermo PPA during 2009. However, the expected revenues will not have a material effect on our liquidity or our needs for additional financing. Our Transportation & Industrial segment is seeking to generate revenues by licensing our SymetronTM technologies to third parties. We also expect to begin to generate modest revenues in the future from contracts we have entered into for the development of extended range PHEV demonstration vehicles. We accepted an initial deposit of $200,000 for the production of these vehicles. We also expect to begin to realize modest revenues from the sale of enhanced motors and generators through our business cooperation agreement with HHI in 2009, although the exact amount and timing of these revenues will be dependent on HHI’s ability to implement these enhanced designs into its manufacturing and distribution system. We also have entered into a licensing agreement with Wilson Automotive to manufacture and sell enhanced alternators for high-output applications. Although progress is being made by each of our business segments, significant revenues may not be generated as expected by either of our segments, if at all.

Significant Expenses

We have incurred significant losses since our inception. As of December 31, 2008, we had incurred an accumulated deficit and deficit accumulated after re-entry into the development stage of approximately $65.7 million on cumulative revenues since inception of approximately $1.0 million. Our net losses for the years ended December 31, 2008, 2007 and 2006 totaled $45.5 million, $15.7 million, and $18.5 million, respectively.

During the twelve months ended December 31, 2008 our average monthly cash expenditure rate for operations increased to $1.7 million per month from approximately $1.0 million per month for the twelve months ended December 31, 2007. The higher spending rate primarily reflects increased professional services associated with designing the financing and tax structures for the project debt and tax equity financing transactions contemplated by our commitment letter with Merrill Lynch and prospecting and exploration costs associated with geothermal power plant development. We expect that our average monthly cash expenditure rate will continue to increase as we implement our plans to develop additional geothermal power plants.

For the year ended December 31, 2008, our operating expenses consisted primarily of cost of sales, general and administrative expenses, power project development expenses and research and development expenses. Prior to 2007, our power project development expenses were considered immaterial and were included in general and administrative expenses. Cost of sales for each of the periods presented includes the direct labor, materials and overhead expenses required to perform work on research and development subcontracts. These subcontracts are now completed, and we intend to further develop certain applications our Transportation & Industrial segment is seeking to commercialize.

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

Power project development expenses for the years ended December 31, 2008 and 2007 primarily include professional services for mapping, environmental and geological studies and other prospecting costs related to the exploration for geothermal resources. Power project development expenses also include certain legal costs to design the project debt and tax equity financing structure and other operating agreements as well as certain consulting costs relating to project oversight. We expect that our power project development expenses will increase in future periods as we pursue the development of additional power projects and continue to explore for geothermal resources.

Research and development expenses for all periods presented primarily include the costs incurred by our Transportation & Industrial segment in connection with engineering design, development and testing of the technologies it is seeking to commercialize. Total engineering expenses for each period are allocated between cost of sales and research and development based on the engineering time and expenses by project. Regarding our research and development expenses, the recent economic downturn has had a dramatic adverse effect on the automotive industry and other large industrial manufacturers that would be in a position to use and benefit from our technologies. As a result, we believe our ability to commercialize our Symetron™ technologies may be limited until economic conditions improve. In the interim, we have taken steps to reduce the resources committed to new developmental efforts. We intend to evaluate the prospects for our Transportation & Industrial segment on an ongoing basis. If we believe there are attractive opportunities, we will devote the resources to pursue those opportunities to the extent we believe appropriate. If, on the other hand, we determine that the risks and uncertainties for this business segment are too great in light of the current economic climate, we may choose to further reduce the resources devoted to these efforts.

Critical Accounting Policies and Estimates

Certain of our accounting policies are particularly important to the understanding of our financial position and results of operations. The application of these policies requires management to use significant judgment to determine the appropriate assumptions to be used in making certain estimates about the effects of matters that are inherently uncertain when reporting financial results. Such estimates are based upon management’s historical experience, the terms of existing contracts, management’s observance of trends in the transportation, industrial and power production industries, information provided by our customers and information available to management from other outside sources, as appropriate. Such policies and estimation procedures have been reviewed with our Audit Committee. We describe specific risks related to these critical accounting policies below. In addition, our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements set forth in Part II item 8 of this annual report.

Regarding all of our accounting policies, we caution that future results rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	Accounting for geothermal activities

•	Capitalization of costs

•	Revenue recognition

•	Investments

•	Allowance for uncollectible accounts

•	Impairment of long-lived assets (tangible and intangible)

•	Asset retirement obligations

•	Valuation allowance against deferred income taxes

•	Equity based compensation

•	Business consolidations

•	Fair value measurements

•	Deferred finance costs

Accounting for Geothermal Energy Activities

Each geothermal power project we develop consists of three phases. During the first phase, the site is identified and evaluated. During the second phase, the power plant, transmission lines and pipelines are constructed and the production and reinjection wells are drilled. The third and final phase is the production phase, during which the power plant is operated over its useful life.

Site Identification and Evaluation Phase. The first step in the site identification and evaluation phase is the identification of potential project sites. As part of the identification process, we incur a variety of costs, which may include costs for topographical studies, geological and geophysical studies, rights to access and study properties, technical materials and maps. Regardless of whether we pursue a project at a particular site, all of the costs associated with the identification of a potential site are considered exploratory in nature and are expensed as incurred.

The next step in the site identification and evaluation phase is land acquisition, pursuant to which we acquire land, lease land, or otherwise obtain the appropriate property interests to develop a potential project. Lease acquisition costs, including lease bonuses, legal costs, permit costs, and the fair value of other forms of compensation to acquire leases are capitalized as power project leases when incurred. The power project leases are not amortized until the related power plant is placed in service. At that time, the related power project leases are capitalized as geothermal property plant and equipment and amortized over the estimated useful life of the geothermal power plant. From time to time, we also purchase land outright to develop. Any land we purchase outright is not amortized and is stated in our financial statements at historical cost.

Once we have acquired an interest in a geothermal property, we also incur costs to carry and maintain the undeveloped property until we are in a position to determine whether or not to pursue a project on the property. These costs can include delay rentals, certain taxes on the properties, legal costs for title defense, and the maintenance of land and lease records. All of these costs are expensed when incurred.

After, or occasionally prior to, the time we acquire an interest in a property, we conduct additional internal and external studies to determine whether to initiate the development of a project at the site. As part of this process, we may drill slim holes or conduct other activities to help identify the general location and characteristics of the potential geothermal resource. All of these costs, including slim holes, are considered exploratory in nature and are expensed as incurred.

Construction Phase. We only decide to pursue a project at a site if we determine, with a high degree of confidence, that the site contains an adequate renewable geothermal resource to support a plant that will continually produce electricity without any substantial degradation of the heat resource. Once we have made this determination for a site, the project begins the second development phase, which consists of drilling production and reinjection wells, as well as constructing the power plant, transmission lines and pipelines.

Before drilling and construction can begin, we must obtain appropriate permits. Permitting costs are capitalized as part of the project costs. We capitalize permitting costs and record them as either well field development-in-progress or construction-in-progress.

After obtaining appropriate permits, we begin to develop the well field for the project by drilling large diameter production holes. Each hole we drill will result in either a production well, a reinjection well, or an unsuccessful well. Production wells and reinjection wells will ultimately be used in the geothermal power plant. Therefore, drilling costs for production wells and reinjection wells are capitalized. Drilling costs associated with unsuccessful wells are expensed in the period in which we determine they cannot be used. Capitalized costs associated with well field development-in-progress are reclassified as geothermal property, plant and equipment once the plant is placed in service and amortized over the estimated useful life of the plant, or 35 years.

Construction of the geothermal power plant, the related transmission lines and the required substation takes place either concurrently with or subsequent to the drilling of the production and reinjection wells. The costs associated with construction of the power plant and related transmission lines are accumulated and capitalized over the construction period. We begin to depreciate the construction related costs over the estimated useful life of the plant once the power plant is placed in service. The estimated useful life of our power plants is estimated to be 35 years.

As part of the financing for a project, we incur costs to obtain a report from an independent engineer verifying the production capacity of the well field. The costs associated with the engineer’s report are expensed as consulting costs and other financing-related costs, such as legal costs, broker fees, and accounting fees are capitalized when incurred. The tax incentives associated with these renewable energy projects have “placed in service” deadlines. We have incurred and may incur in the future, significant additional costs during this phase in order to meet the placed in service deadline.

Production Phase. The final phase of a project is the energy production phase. The energy production phase begins when the plant is completed. Operating costs incurred during the energy production phase are expensed as incurred. Prepaid commissions, if any, pursuant to power purchase agreements relating to the project are amortized over the life of agreements. As of December 31, 2008, no geothermal power plant had been placed in service.

Capitalization of Costs

Our determination to move forward with the process to construct the power plant, transmission lines, production wells and pipelines for a geothermal power project is based on management’s determination, with a high degree of confidence, that a given site contains adequate renewable geothermal resources to support a plant that will continually produce electricity without any substantial degradation of the heat resource. This determination involves significant management judgment and is based on the information available at the time. Once this determination has been made, we begin to capitalize certain construction-related costs. Although management’s determination to proceed with construction activities and capitalize construction-related costs is based on a high degree of confidence that a sufficient geothermal resource exists, the information available and the uncertainties associated with potential geothermal resources could later prove our management’s judgments to be incorrect. If management’s judgments with respect to a project prove to be incorrect, we may have to write-off significant costs associated with that project that were previously capitalized, which could have a material adverse effect on our results of operations.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition, as amended. Although we have earned limited revenue since inception, we expect to earn revenue in the future from both of our business segments.

Revenue generated from our Power Systems segment is generated primarily through the sale of electricity in accordance with long-term power purchase agreements entered into with investor owned utilities and municipalities. Revenues related to the sale of electricity from our geothermal power plants are recorded based upon the output delivered provided at rates specified under relevant contract terms. We began generating and transmitting nominal quantities of “test” electricity at our Thermo No. 1 geothermal power plant in December 2008. The amount of “test” electricity transmitted was netted by the power company against the cost of the electricity utilization during the same period. The net amount was insignificant. Therefore, no revenue was recorded in 2008.

Because revenue is recognized based upon metered output of electricity, decreases in well output or the power generating capability of the power generating units may significantly affect the amount of revenues recognized during a specified period. However, UTCP has guaranteed, under certain conditions, that the power generating units will be operating at a minimum of 92% combined capacity. If the power generating units fail to maintain the minimum of 92% of combined capacity, we will be entitled to certain liquidated damages based on the actual capacity achieved.

Pursuant to the Thermo Financing Agreements described above, we have agreed to serve as the engineering, procurement and construction contractor (“EPC contractor”) for our Thermo Subsidiary and have guaranteed the completion of the construction of the Thermo No. 1 project. Accordingly, as EPC contractor, we received intercompany revenues from our Thermo Subsidiary for the completion of certain construction related milestones. In addition, we have also agreed to serve as the Operations and Management manager (“O&M manager”) for the Thermo No. 1 geothermal power plant. Accordingly, as O&M manager for our Thermo Subsidiary, we expect to receive quarterly fees for the services we perform. We also expect to receive distributions from our Thermo Subsidiary related to achieving substantial completion of the Thermo No. 1 power plant and other fees for providing general administrative services. However, since the Thermo Subsidiary is a consolidated entity, these intercompany distributions and fees are eliminated in consolidation.

Revenue is generated through our Transportation & Industrial segment from (1) the sale of prototypes of our motors or PHEV demonstration vehicles to private companies for testing and simulation and (2) from fees and royalties generated by the sales of products and solutions of our licensed manufacturing partners. Revenue from subcontracted engineering services is recognized under the percentage of completion method. Costs incurred to achieve the performance criteria are deferred and recognized concurrent with the recognition of revenue unless they are determined to be unrecoverable. For contracts in which the fee is estimated to equal 100% of the cost to complete the contract, we recognize revenue as the cost is incurred to complete the project using zero as our estimate of profit under the percentage-of-completion method. If estimated costs exceed projected revenues for a reporting period, we recognize a loss on the contract. Under the percentage of completion method, changes in the estimated time and cost to complete the contract may affect the time period over which the unrecognized revenues and related costs are recognized.

Revenue from the sales of prototypes is recognized when the prototype is delivered to the customer. During 2008, we accepted an initial deposit of $200,000 for the production of two extended range PHEVs. The initial deposit is recorded as unearned revenue until the vehicles are delivered. If we are unable to deliver the vehicles, the deposit will be returned.

Investments

We classify investment securities as either available-for-sale or held-to-maturity. Available-for-sale securities and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. We did not have short-term investments classified as available-for-sale during the years ended December 31, 2008 and 2007, respectively. Accordingly, there was no unrealized gain or loss relating to available-for-sale short-term investments recorded for the year ended December 31, 2008 or 2007, respectively.

Held-to-maturity securities include U.S. Government Strips that have coupon dates and coupon amounts that correspond with the amount of interest payable for first four semi-annual interest payments to the holders of our Convertible Notes. The held-to-maturity securities are carried and amortized at cost.

Available-for-sale and held-to-maturity securities are assessed for impairment periodically. To determine if the impairment is other-than-temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, and credit rating. For investments that are deemed other-than-temporarily impaired, losses are recorded and payments received on these investments are recorded using the cost recovery method. All of our current investments in securities consist of held-to-maturity securities backed by the United States government, As a result, we do not believe there was any impairment of our investments in held-to maturity securities during 2008. In determining whether there was any impairment of available-for-sale and held-to-maturity securities, we must make judgments relating to the classification of our investments as either available-for-sale or held-to-maturity. If these judgments prove to be incorrect, it could have a material effect on our results of operations and financial position.

Allowance for Uncollectible Accounts

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

Impairment of long-lived assets (tangible and intangible)

Administrative equipment is recorded at cost and depreciated on a straight-line basis over estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are recorded at cost and depreciated over the remaining life of the lease.

Costs of internally developing, maintaining or restoring patents and trademarks that are specifically identifiable and have determinate lives are capitalized. The costs of patents are amortized on a straight-line basis over the estimated useful life or 20 years from the date of the first filing. The costs of trademarks are capitalized but not amortized because their useful lives are indefinite.

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

We periodically review our long-lived assets, including our well field drilling costs, geothermal power plant and transmission line construction costs, equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment.

The carrying value of other long-lived assets, such as the well field drilling costs, geothermal power plant, transmission line construction costs, equipment and intangible assets is considered impaired in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the projected discounted future operating cash flows using a discount rate that reflects our average cost of funds. In connection with performing the FAS 144 analysis, we exercised significant judgments including the assumption that our geothermal power plant will produce electricity over 35 years and a power purchase agreement will be renewed after its expiration.

In accordance with FAS 144, we evaluated our long-lived assets at December 31, 2008 and determined that only our well at the Truckee project location was impaired under FAS 144. We also determined in the fourth quarter of 2008 that, although not impaired under FAS 144, two additional wells at our Thermo No. 1 project would not likely be used in the production of electricity and were expensed accordingly.

The impairment of the Truckee well was primarily due to the current world-wide economic conditions that have led to tightening credit markets. As a result, the future undiscounted cash flows from the Truckee well have become uncertain because of the re-prioritization of our projects based upon the changing economic conditions. In light of the fact that we have re-prioritized other projects ahead of the Truckee project and the fact that it is uncertain whether we will seek to secure additional drilling and project financing for the Truckee project in the near term, we recognized an impairment of the Truckee well and expensed $3.0 million of capitalized costs during the fourth quarter of 2008. Management believes that this well could still be used as either a production or re-injection well in the future should the appropriate financing be obtained.

Also, in accordance with our policy, we identified two completed wells at the Thermo No. 1 project that are unlikely to be used for the production of electricity at the Thermo No. 1 geothermal power plant. Although one well initially exhibited production level heat, it was damaged. After marginally restoring the well, we determined that the costs associated with the well should be expensed. Although, the other well also initially demonstrated marginal production capabilities, it was determined that the well may not be used for the production of electricity in the near term. Accordingly, we expensed the total costs associate with both of these wells at December 31, 2008, which totaled $10.6 million.

Our power project leases are considered contract-based intangible assets as defined in FAS 141, “Business Combinations” and the costs to acquire the power project leases are capitalized accordingly. Impairment of the power project leases is evaluated in accordance with FAS 142, “Goodwill and Other Intangible Assets” which consists of a comparison of the fair value with its carrying amount at the balance sheet date. We evaluated our intangible assets for impairment at December 31, 2008 in accordance with FAS 142 and determined that none of our intangible assets had been impaired. In determining whether our long-lived assets have been impaired, we must make judgments relating to the fair value of those assets. If these judgments prove to be incorrect, it could have a material effect on our results of operations and financial position.

Asset Retirement Obligations

We have incurred certain liabilities related to the retirement of assets in connection with drilling wells and constructing our first geothermal power plant in Utah. These liabilities include our obligations to plug wells upon termination of our operating activities, dismantle geothermal power plants upon cessation of operations and perform certain remedial measures related to the land on which such operations were conducted. When a new liability for an asset retirement obligation is recorded, we capitalize the costs of such liability by increasing the carrying amount of the related power project lease. Such liability is accreted to its future value each period, and the capitalized cost is amortized over the useful life of the related geothermal power plant or 35 years. As of December 31, 2008, the present value of our asset retirement obligations totals $2.1 million. At retirement, we will either settle the obligation for its recorded amount or incur a gain or a loss with respect thereto, as applicable. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, retirement costs and the estimated timing of settling asset retirement obligations.

Valuation Allowance Against Deferred Income Taxes

Deferred income tax assets and liabilities are recorded when there is a difference between the financial reporting and tax treatment of financial transactions. We recorded a valuation allowance to offset the entire net deferred tax asset as of December 31, 2008, 2007 and 2006, respectively. The valuation allowance was recorded due to the losses incurred and the uncertainties regarding the future taxable income and recoverability of such deferred tax assets. We continually evaluate the estimated recoverability of deferred tax assets.

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

We have issued shares of common stock to certain employees and directors as payment for services and have entered into agreements to issue stock over a specified vesting period. We have also issued shares of common stock to non-employees as payment for services and have entered into agreements to issue stock either when a performance condition has been completed or based upon a specified vesting period. Stock issued for services, to both employees and non-employees, is valued based on the fair value on either the grant date or the performance completion date as required by SFAS No. 123R and EITF 96-18 and is recognized over the requisite service period. In determining the fair value of stock issued for services, we must make judgments relating to pre-requisite service periods, estimated option lives, risk free rates, stock volatility, forfeiture rate and likelihood of completing an applicable performance conditions. If these judgments prove to be incorrect, it could have a material effect on our results of operations.

Business Consolidations

In August 2008, we entered into various financing arrangements in which we sold Class A membership in Thermo No. 1 BE-01, LLC (the “Thermo Subsidiary”) to Merrill Lynch (the “Class A member”) for $24.5 million representing 78.7% of the agreed-upon value of the Thermo Subsidiary which was $31.1 million. We, through our wholly owned subsidiary maintained the Class B membership representing 21.3% of the agreed-upon value.

Under the financing arrangements, the tax benefit and profit/loss allocations is 1% to the Class B member and 99% to the Class A Member until the Class A Member achieves a 15% internal rate of return (“IRR”) on the project which is expected to be in the 10th year of operations at the Thermo project. Upon achieving a 15% IRR, the equity ownership will flip to 95% to us through the Class B Member and 5% to the Class A Member, which is expected to begin in the 11th year of operations.

According to financing agreements between the Company and the Class A Member, we also contributed as equity to Thermo No. 1 the fair value of six leases to serve as collateral securing the Class A Member’s financing. These leases had a fair value of approximately $29,500 and consisted of 640 acres used for the current well field and 10,000 additional acres of surrounding leased property. We also contributed as equity to Thermo No. 1 completed well field costs of approximately $26.8 million.

We evaluated the Class A and Class B member voting rights, the minority holder’s substantive participative and protective rights, and conditions outlined in FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—and interpretation of ARB No. 51” and determined that the Thermo Subsidiary should not be classified as a variable interest entity and that the subsidiary should continue to be consolidated for financial statement purposes. In determining whether our subsidiaries should be classified as variable interest entities, we must make judgments about the minority holder’s substantive participative and protective rights and the other conditions outlined in FIN 46(R). If these judgments prove to be incorrect, and the Thermo Subsidiary must later be deconsolidated, it could have a material effect on our results of operations and financial position.

Fair Value Measurement

FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”) was effective January 1, 2008. Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. We did not elect the fair value option for any financial instruments; therefore, SFAS No. 159 did not have any impact on our consolidated financial condition or results of operations.

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008. Consistent with SFAS 157, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our Level 1 assets primarily include our cash and cash equivalents (including our money market accounts), accounts receivable, notes receivable, interest receivable, accounts payable and accrued liabilities due to the immediate or short-term maturities of these financial instruments. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Our Level 2 assets include our restricted cash certificate of deposit. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through back testing to trade data or confirmation that the pricing service’s significant inputs are observable) or determined through use of valuation methodologies using observable market inputs such as market interest rates. We do not currently have Level 3 assets.

The carrying value and estimated fair value of our debt instruments at December 31, 2008 were as follows:

	December 31, 2008
	Estimated Fair Value	Carrying Value
Note payable	$881,411	$945,833
Long-term 9.50% senior secured note*	24,670,000	31,000,000	**
Long-term 8.00% convertible senior notes	31,845,000	56,106,767

Total liabilities	$57,396,411	$88,052,600

*Due to the original issue discount, cash proceeds of debt are less than the face value of the debt. Therefore, the effective interest rate of 9.5% is greater than the 7% stated rate.

**Represents face value of debt without consideration of the original issue discount of $5,155,156 as of December 31, 2008.

We did not have any debt instruments at December 31, 2007.

The estimated fair value of our short-term note payable approximates the fair value of 263,108 shares of our common stock as of January 27, 2009, based on a closing market price of $3.35 per share, or an aggregate of $881,411, to settle the note payable, which has a carrying value of approximately $945,833.

The estimated value of our long-term 7.00% senior secured note was determined with the assistance of a third-party valuation consultant using a discounted cash flow analysis utilizing the projected cash outflows and a discount rate, which was derived from market and non-market inputs. Our estimate of the value of our long-term 7.00% senior secured note depends on judgments relating to the projected cash flows and discount rate. If these judgments prove to be incorrect, it could have a material effect on our results of operations and financial position.

To estimate the fair value of our long-term 8.00% convertible senior note, we used a third party pricing service that estimated the fair value based upon theoretical values based on assumptions that market participants would use to price the convertible notes.

Deferred Finance Costs

Deferred finance costs are recorded at cost and include costs relating to undertaking debt financing activities. Upon successful completion of the related financing, these costs associated with equity financings will be recorded as a reduction of additional paid in capital or, the costs associated with debt financings are amortized as interest expense over the life to maturity of the debt. If related financing is not successfully completed, these costs will be charged to the statement of operations.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Revenue	$172,303	$320,072	$122,732

Operating expense
Cost of sales	74,112	627,207	438,278
General and administrative	9,819,455	10,133,000	15,050,080
Power project development	10,351,060	2,637,315	—
Unsuccessful and impaired wells	13,624,352	—	—
Research and development	4,762,733	3,390,688	3,893,540

Total operating expenses	38,631,712	16,788,210	19,381,898

Loss from Operations	(38,459,409)	(16,468,138)	(19,259,166)
Interest income	410,907	752,599	874,831
Interest expense	(3,198,280)	(2,307)	—
Other	(716,636)	(31,159)	(104,601)

Loss before income taxes and minority interest	(41,963,418)	(15,749,005)	(18,488,936)
Income tax benefit	—	—	—
Minority interest:
From sale of minority interest in subsidiary	(5,313,433)	—	—
From operations of subsidiary	1,791,817	—	—

Net loss	(45,485,034)	(15,749,005)	(18,488,936)

Loss per common share-basic and diluted	$(0.79)	$(0.29)	$(0.36)

Weighted average common shares-basic and diluted	57,653,000	54,197,000	50,745,000

Comparison of Years Ended December 31, 2008 and 2007

Revenue

During the year ended December 31, 2008, we recognized revenue totaling $0.2 million. Revenue decreased $0.1 million from the year ended December 31, 2007 as a result of completing our research and development subcontract with ARINC in the first quarter of 2008. We accounted for this subcontract on a percentage of completion basis.

Operating expenses

Cost of sales. We reported cost of sales for the years ended December 31, 2008 and 2007 totaling $0.1 million and $0.6 million, respectively. The decrease in cost of sales for 2008 compared to the prior year is primarily related to a $342,000 loss during the first quarter of 2007 resulting from costs greater than originally anticipated to complete the ARINC subcontract objectives that did not occur in 2008.

General and Administrative. General and administrative expenses decreased to approximately $9.8 million for the year ended December 31, 2008 from approximately $10.1 million for the year ended December 31, 2007. This decrease was primarily due to a reduction in equity-based non-cash employee compensation expense, which declined to $2.2 million for the twelve months ended December 31, 2008, compared to $2.7 million for the same period of 2007. Equity-based non-cash compensation expense was higher during the year ended December 31, 2007 due to the vesting of a larger number of executive stock and option grants. Equity-based non-cash service provider compensation for the year ended December 31, 2008 decreased by approximately $0.8 million from the same period in 2007. While no shares issued to service providers were expensed as general and administrative during 2008, 200,000 shares of common stock were issued to a provider of financial advisory services during the year ended December 31, 2007 totaling $1.0 million. We also granted to a service provider 95,000 options to purchase shares of our common stock during 2008 totaling $0.2 million. This decrease is partially offset by increased professional services associated with financing structuring, which increased approximately $0.6 million during the year ended December 31, 2008 over the same period in 2007. Employment related costs increased approximately $0.5 million during the year ended December 31, 2008 compared to the same period of 2007, reflecting higher average salaries and employment levels required to support the ramp up in activity of the Power Systems segment. Office expenses totaled $0.7 million for the year ended December 31, 2008, which represents an increase of $0.1 million when compared to the same period in 2007. The increase is primarily due to increased service fees to administer the cash payments for the Thermo No. 1 project and additional office related expenses due to current year corporate expansion.

Power Project Developments. Power project development expenses during the year ended December 31, 2008 totaled $10.4 million, compared to $2.6 million for the year ended December 31, 2007. Equity-based non-cash employee and contractor compensation for the year ended December 31, 2008 increased $0.5 million over the year ended December 31, 2007 as a result of stock option grants to new employees. Employment related costs for power project development employees increased during the year ended December 31, 2008 by $1.3 million over the same period of 2007 as we increased our work force levels to execute our business plan. During the twelve months ended December 31, 2008, professional services relating to geological engineering consulting and legal fees associated with designing debt and tax equity financing structures contemplated by financing commitments under our commitment letter with Merrill Lynch increased $4.6 million over the same period of 2007. Property related expenses such as delay rentals, completed transmission line capacity studies and insurance increased during the year ended December 31, 2008 over the same prior year period by approximately $0.6 million due to incurring delay rentals on the anniversary date of each of our geothermal leases that we acquired. In addition, since we began construction of our Thermo No. 1 geothermal power plant in 2008, we incurred costs related to performing transmission line capacity studies and certain insurances that were not incurred in the previous year. During the year ended December 31, 2008, other expenses also increased by $0.6 million as compared to the same period in 2007 due primarily to writing off a promissory note that we deemed to be uncollectible and expensing certain lease acquisition costs relating to properties in California, Utah and Washington that we are no longer pursuing.

Unsuccessful and Impaired Wells. Unsuccessful and impaired wells increased $13.6 million during the year ended December 31, 2008 over the prior year ended In December 2007. The increase is primarily due to expensing two wells at the Thermo No. 1 project and determining that the well at the Truckee was impaired and should also be expensed. During the fourth quarter of 2008, we completed the testing of our UTCP power generating units and began generating and transmitting nominal quantities of “test” electricity. As a result of evaluating the combined production capacity of the geothermal power plant and the combined electricity producing capacity of the production wells, in accordance with our policy, we identified two completed production-sized wells that are unlikely to be used for the production of electricity at the Thermo No. 1 geothermal power plant. Although one well initially exhibited production level heat, it was damaged while attempting to seal off a production zone. After redrilling and marginally restoring the well, with the assistance of independent consultants, we determined that since it was unlikely to be used in the production of electricity, the capitalized costs of the well should be expensed. In addition, the second production sized well also initially demonstrated marginal production capabilities; however, we also determined that the well would not likely be used for the production of electricity. Accordingly, we expensed the wells at December 31, 2008 totaling $10.6 million.

The circumstances that led to the impairment of the Truckee well are primarily due the current world-wide economic conditions that have led to tightening credit markets. Because of the tightening credit markets, we determined that our access to capital may be constrained in the future. Accordingly, we prioritized our cash uses, concentrating our efforts on our largest known resources. As a result, the future undiscounted cash flows from the Truckee well have become uncertain because of the re-prioritization of our projects based upon the changing economic conditions. Therefore, we considered our ability to raise sufficient financing necessary to continue drilling at the Truckee project and determined it was uncertain if we would be able to finance continued drilling at the Truckee project in the near term in addition to our other projects of higher priority. Because of this uncertainty, we expensed $3.0 million in the Power Systems business segment in the fourth quarter of 2008 accordingly. Management believes that this well could still be used in the production of electricity as either a production or re-injection well in the future, should the appropriate financing be obtained.

Research and Development. Research and Development expense increased from $3.4 million in the year ended December 31, 2007 to $4.8 million for the year ended December 31, 2008. Equity based non-cash employee compensation for the year ended December 31, 2008 decreased by approximately $0.1 million from the prior year primarily due to the termination of employment of an employee during 2008. Cash based employee compensation during the twelve months ended December 31, 2008 decreased by approximately $0.4 million compared to the year ended December 31, 2007, reflecting a reduction in the number of employees performing research and development activities. Professional services increased by approximately $1.2 million during the year ended December 31, 2008 over the same period of 2007. This increase was due to the timing of consulting work performed by our PHEV consultants and the hiring of a former key employee as a consultant. The portion of engineering expenses that could be attributed to cost of sales increased approximately $0.5 million during the twelve months ended December 31, 2008 over the comparable 2007 period due primarily to the increased materials consumed in testing our PHEV prototype.

Interest and Other Income. Interest income for the year ended December 31, 2008 decreased to $0.4 million from $0.8 million for the same period in 2007. The decrease was due primarily to lower average monthly cash balances and decreased interest rates due to the overall economic conditions during the twelve months ended December 31, 2008 compared to the 2007 period. Interest expense for the year ended December 31, 2008 increased $3.2 million from the same period in 2007. The increase was due to accrued interest expense relating to the issuance of the Convertible Notes and the non-recourse Thermo Note. Other expense also increased $0.8 million during the year ended December 31, 2008 over the same period in 2007 due to a provision requiring payments until the registration statement becomes effective for the $20.0 million Fletcher private equity placement.

Minority Interest. Minority interest for the year ended December 31, 2008 includes the portion of the net loss that is allocated to a third party that owns a minority interest in our Thermo Subsidiary totaling $1.8 million. There was no minority interest in 2007. We also incurred a loss on the sale of minority interest in our Thermo Subsidiary for the year ended December 31, 2008 totaling $5.3 million.

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

General and administrative. General and administrative expenses decreased from approximately $15.1 million for the year ended December 31, 2006 to approximately $10.1 million for the year ended December 31, 2007. This decrease is due primarily to a reduction in equity-based non-cash employee compensation expense, which declined to $2.7 million in 2007 compared to $7.7 million in 2006. Equity-based non-cash compensation expense was higher in 2006 due to the vesting of a larger number of executive stock and option grants. Equity-based non-cash service provider compensation for 2007 decreased by approximately $0.4 million from 2006 due to the issuance of fewer shares to service providers. 300,000 shares of common stock were issued to a provider of financial services in 2006 while 200,000 shares of common stock were issued to a provider of financial advisory services in connection with our private equity placement in 2007. Other employment related costs increased by approximately $0.2 million during 2007 compared to 2006, reflecting higher average salaries and employment levels. Professional service expenses remained relatively constant during the year ended December 31, 2007 compared to the prior year. Office expenses increased by approximately $0.1 million during 2007 as compared to 2006 due to the general increase in employment levels.

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

Liquidity and Capital Resources

Cash and Cash Equivalents	2008	2007	2006
Cash	$59,492	$516,938	$157,746
Certificate of deposit (unrestricted portion)	—	325,000	—
Money market account	1,475,328	5,070,272	3,193,822

Total	$1,534,820	$5,912,210	$3,351,568

Recent Financing Activities

Since inception, we have funded our operations primarily through the sale of equity instruments, borrowings and project financing arrangements. Most recently, on November 14, 2008, we sold 2,000,000 shares of our common stock at a fixed price of $5.00 per share in a private equity transaction or $10.0 million. We also sold 2,360,417 shares of our common stock on December 12, 2008 for $4.23654 per share, which represents a price per share equal to $10.0 million divided by 110% of the average of the daily volume-weighted average price on the NYSE Arca exchange for the common stock for the ten business days ending on and including December 11,

2008. The gross proceeds from the closing of the November 14, 2008 and December 12, 2008 private placement transactions were $20,000,000, before deducting fees and commissions. We paid commissions of $1,232,000 to a placement agent in connection with the closing of the private placement transactions. In connection with this private placement, we issued warrants to purchase up to a maximum of 7,458,532 of our shares of common stock. Under our agreements with the purchaser, we are required to file a registration statement with the SEC to register the resale of the shares of common stock acquired by the purchaser. Although we timely filed that registration statement, we will not be in a position to have that registration statement declared effective by the SEC until the SEC staff has completed its review of our filings. See Item 1B “Unresolved Staff Comments”. Our agreements with the purchaser require us to make a cash payment of $200,000 to the purchaser each month until the registration statement is declared effective up to a maximum of $2,000,000. As of December 31, 2008, we had accrued for a total of $800,000 to the purchaser pursuant to these provisions.

During the third quarter of 2008, we raised net proceeds of approximately $24.2 million from the sale of shares of our common stock pursuant to an ATM Equity Offering Sales Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated. Also during the third quarter of 2008, we obtained project financing for the Thermo No. 1 project. The project financing arrangements for the Thermo No. 1 project included approximately $31.2 million of permanent non-recourse debt financing for the Thermo No. 1 project with a fixed annual interest rate of 7.00%. Our Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective fixed interest rate on the $26.1 million of debt financing proceeds is 9.50%. From the proceeds of the debt financing, we received approximately $14.1 million from the Thermo Subsidiary as repayment for construction costs at the Thermo No. 1 project that were incurred by us prior to closing the project financing. In addition, pursuant to the project financing agreements, the Thermo Subsidiary received a capital contribution from the holder of Class A member interests of the Thermo Subsidiary totaling $24.5 million. The financing arrangements for the Thermo No. 1 project are described in more detail below.

In March 2008, we raised gross proceeds of $50.0 million, before deducting fees and commissions from the issuance of the Convertible Notes. We placed approximately $7.9 million of the proceeds in an escrow account to secure payment of the first four interest payments payable on the Convertible Notes. We also used approximately $15.0 million of the proceeds to enter into a forward stock purchase transaction, pursuant to which we will repurchase shares of our common stock, and approximately $5.9 million of net proceeds to fund a call spread option transaction. On April 1, 2008, the initial purchaser of the Convertible Notes exercised its overallotment option and we sold an additional $5.0 million aggregate principal amount of Convertible Notes. We placed approximately $0.8 million of the proceeds from the overallotment exercise in an escrow account to secure payment of the first two years of interest payable on the additional Convertible Notes issued pursuant to the overallotment exercise.

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

Liquidity and Certain Commitments

At December 31, 2008, we had approximately $1.5 million in cash and cash equivalents. Our operating activities used approximately $22.9 million, $6.7 million, and approximately $7.9 million of cash during the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, we had approximately $64.5 million in accounts payable and accrued expenses. Approximately $29.4 million of this amount was owed to UTCP for power generating units received for projects other than the Thermo No. 1 project. Under the terms of our agreement with UTCP, these amounts are not due and payable until we have received project financing for these projects and until specific tests have been successfully completed. Approximately $7.5 million was owed to UTCP for the remaining balance on power generating units at our Thermo No. 1 project. These amounts are to be paid from the $20.9 million in restricted cash upon successful completion of certain tests to be performed on the units. The remaining balance of the accounts payable and accrued expenses is for amounts owed for well field development, other equipment and construction costs for the Thermo No. 1 project and for general and administrative costs.

Our continuation as a going concern is dependent on efforts to secure additional funding, increase revenues, reduce expenses, and ultimately achieve profitable operations. If we are unable to secure sufficient, additional funding on reasonable terms, liquidity concerns may require us to curtail or cease operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

Our independent registered public accounting firm’s report on our financial statements expresses doubt about our ability to continue as a going concern. The report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to the Company incurring significant losses, the use of significant cash in operations, and the lack of sufficient capital, as of the date the report was issued, to support our business plan through the end of 2009.

We are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts. Until we are in a position to generate significant revenues, we will need to continue to raise additional funds to continue operating as a going concern. We may seek this additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through government funding from grants, loan guarantees and private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into pre-paid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to curtail or cease operations, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place.

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

We do not believe the recently completed merger of Merrill Lynch’s parent company with Bank of America Corporation will adversely affect our relationship with Merrill Lynch or our plans to develop and finance geothermal power projects. We continue to work with Merrill Lynch regarding the potential funding of additional projects in accordance with our Commitment Letter with Merrill Lynch. Although we do not believe that the merger of Merrill Lynch’s parent with Bank of America Corporation will alter Merrill Lynch’s ability or willingness to provide or arrange funding for our projects under the Commitment Letter or otherwise adversely affect our relationship with Merrill Lynch, the merger could have unanticipated consequences that we cannot predict. If unanticipated consequences of the merger adversely affect Merrill Lynch’s ability or willingness to provide or arrange funding for our projects, we will need to seek funding from other sources, which could adversely affect the timing and costs of our future projects. We intend to continue discussions with other potential sources of capital interested in investing in geothermal energy. We believe there are other potential capital sources that would be interested in participating as an additional partner in the financing of our future plants.

As part of our geothermal power project development efforts, we have made a variety of financial commitments. Currently, our most significant financial commitments relate to our obligations under our purchase agreements with UTCP and other vendors. These purchase agreements allow us to order and purchase generating units, transformers, pumps, cooling towers, transmission lines, power substations, fire safety equipment and other major electronic components for use in our geothermal power plants. We also have obligations to pay delay rentals and other expenses associated with the geothermal resources on properties in which we have acquired an interest. As of December 31, 2008, we were obligated to pay the vendors and the lessors of our geothermal leases approximately $69.6 million in 2009; $4.9 million in 2010; $5.0 million in 2011; $5.1 million in 2012; and $5.2 million in 2013.

Our obligations to UTCP relate primarily to purchase agreements for the purchase of generating units. We entered into three such agreements with UTCP in 2007. In April 2008, we executed a fourth purchase agreement with UTCP relating to the purchase of additional power generating units. Concurrent with the execution of the April 2008 agreement we paid a down payment of $5.0 million. On August 31, 2008, we executed a fifth purchase agreement with UTCP relating to the purchase of additional generating units. Concurrent with the execution of the fifth purchase agreement, we paid a down payment of $2.3 million. On December 23, 2008, the first purchase agreement with UTCP was terminated and the other four purchase agreements with UTCP were amended into three separate purchase agreements to properly reflect the actual distribution of the generating units to the Thermo No. 1 project site and establish greater flexibility for distribution of the generating units to future projects.

On December 23, 2008, the first purchase agreement with UTCP was terminated and the other three purchase agreements with UTCP were amended (the “Amended Agreements”). The Amended Agreements reflect the actual distribution of the generating units to the Thermo No. 1 project site and establish greater flexibility for distribution of the generating units to future projects. Under the Amended Agreements, the deposits already paid under the previous purchase agreements were allocated to the new purchase agreements consistent with the actual and intended future distributions of the generating units. As of December 31, 2008, we were obligated to pay UTCP approximately $56.3 million to complete the agreements. However, under the Amended Agreements, no additional payments for equipment will be required beyond the initial deposits until the project financing is obtained for each respective project. Once financing is obtained for a project, we are obligated to pay a certain portion of the amounts owed and, once certain tests have been successfully completed for the project, we are obligated to pay the remaining balance.

Pursuant to the terms of the Amended Agreements, if we fail to accept or pay for any of the UTCP power generating units we agreed to purchase, we may be required to forfeit all down payments relating to those power generating units and we may be required to pay certain liquidated damages per unit. Accordingly, if we failed to accept or pay for the power generating units we agreed to purchase, excluding those power generating units already installed at the Thermo No. 1 geothermal power plant, the liquidated damages and forfeited down payments would total $10.9 million.

In addition, UTCP has agreed to allow our Thermo Subsidiary to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 project. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, our Thermo Subsidiary will keep all or a portion of the retained portion of the purchase price as a liquidated damages payment.

To date, we have funded any required payments under our obligations to UTCP and other vendors from our available cash and cash equivalents, including proceeds generated by the financing activities described above. However, we will need to obtain additional funding to meet these and other similar obligations. We intend to fund these obligations primarily through project financing for individual power projects in accordance with the terms of the Commitment Letter and the related financing commitments for individual projects. However, we may also need to seek financing from other sources. If we are unable to obtain sufficient funding to provide for the timely payment of these obligations and we are unable to renegotiate the terms of these obligations, we could be liable for breach of these obligations. Any failure to make timely payments under these obligations could also adversely affect our relationships with the vendors and cause our geothermal development plans to be delayed.

Accordingly, we have reached an agreement with UTCP. Under the agreement, no additional payments for equipment will be required beyond the initial deposits until the closing of project financing is obtained for each respective project for a certain portion of the amounts owed and until certain tests have been successfully completed on the remaining balance.

In connection with the purchase of a BLM lease for the Lightning Dock project in New Mexico, we also executed a promissory note in February 2008 whereby we agreed to pay to the seller $900,000 in principal plus $50,000 in interest charges on or before January 5, 2009. This obligation was ultimately funded in February 2009 through the issuance of our common stock to settle the outstanding debt. We also have obligations to pay delay rentals and other expenses associated with the geothermal resources on properties in which we have acquired an interest. Generally, these obligations will not be financed as part of a financing commitment for a specific power project, and we will need to finance the payment of these obligations from other sources.

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

Each project funded under the Commitment Letter will be held in a special purpose entity. These entities will be responsible for the debt service, all maintenance and operations expenses and various fees and distributions to us. We intend to act as engineering, procurement and construction contractor and operator on some of the projects.

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

The Thermo No. 1 project is held by the Thermo Subsidiary, which is responsible for debt service, all maintenance and operations expenses, and the payment of various fees and distributions to us and Merrill Lynch. The following provides further details concerning the terms and conditions of the Thermo Financing Agreements:

•

The Thermo Financing Agreements provided for approximately $31.2 million of permanent non-recourse debt financing for the Thermo No. 1 project with a fixed annual interest rate of 7.00%. The Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. From the proceeds of the debt financing, we received approximately $14.1 million from the Thermo Subsidiary as repayment for construction costs at the Thermo No. 1 project that were incurred by us prior to closing the project financing. Thermo is responsible for debt service and is expected to retire the debt through sculpted principal payments over 18 years. The sculpted principal payments provide for larger principal payments than normal amortization in the earlier years when project cash flows are greatest. Merrill Lynch has the right to syndicate its debt obligations under the Commitment Letter and has done so for the debt associated with the Thermo No. 1 project.

•

Under the Thermo Financing Agreements, tax equity capital for the tax benefits associated with the Thermo No. 1 project was provided to Thermo by ML Holdings, of which Merrill Lynch funded approximately $3.7 million, at the initial funding. The balance of the tax equity capital, totaling approximately $20.8 million, was funded in October 2008. Merrill Lynch has the right to syndicate tax equity capital commitment under the Commitment Letter.

•

We expect to receive $5.0 million in development distributions from the Thermo Subsidiary, 25% of which is expected to be paid to us on the first anniversary of the date the Thermo No. 1 project achieves final completion, with the balance to be due and payable 18 months after completion.

•	We also expect to receive approximately $0.6 million annually from Thermo for our services as managing member and operator of the Thermo No. 1 project.

•

Prior to the date when the Class A member achieves its target rate of return (the “Flip Date”), we will be eligible to receive a management bonus if the Thermo No. 1 project performs better than expected.

•

Annual operating and maintenance costs for the Thermo No. 1 project are expected to be approximately $2.5 million and are expected to be paid by Thermo from its operating revenues. These costs include a manufacturer’s guarantee and maintenance agreement provided by UTCP.

•

Any residual cash flows available after paying all expenses and debt service will be distributed 99% to Merrill Lynch and 1% to us prior to the equity Flip Date, which is anticipated to occur between the seventh and tenth year of operation, after which the distribution split will be 5% to Merrill Lynch and 95% to us. Post-Flip Date distributable cash flows are expected to average approximately $1.7 million per year until the debt services is completed in year eighteen and approximately $6.0 million per year after the eighteenth year for the rest of the useful life of the Thermo No. 1 project plus certain residual tax benefits.

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

The Lightning Dock Commitment provides for up to approximately $43.0 million of construction and term debt financing and up to approximately $27.0 million of tax equity capital. Under the Lightning Dock Commitment, we expect approximately $16.0 million of the tax equity financing will be used to pay down the construction debt at the time the plant is placed in service. Further, we expect the term debt will fully amortize over 17 years of operations. Generally, the finance structure is designed to distribute a significant portion of the first ten years of cash flows after the plant is placed in service to us in the form of distributions and fees during the first two years of operations based upon both the successful completion of the Lightning Dock project and attainment of on-going operational targets. Once the debt for the Lightning Dock project has been retired and most of the tax benefits have been utilized, we expect that 95% of all of the remaining cash flows of the Lightning Dock project are expected to flow to us. It is the intention of the parties that the power generation facilities will qualify to receive tax credits and other benefits under the provisions of the Internal Revenue Code.

The Lightning Dock Commitment is subject to market conditions, due diligence, receipt of all necessary internal approvals by both us and Merrill Lynch, Merrill Lynch’s satisfaction with the structure of the tax equity financing, the negotiation and execution of definitive documentation and the satisfaction of certain other conditions. The Lightning Dock Commitment expired on December 1, 2008. However, we intend to work with Merrill Lynch towards formally extending the expiration date of this commitment in the future and finalizing arrangements for Lightning Dock in 2009 when final permits are approved.

The Truckee Commitment

The Truckee Commitment expired by its terms on June 30, 2008. Since the Truckee Commitment was negotiated, we have initiated the development of several other projects, and a number of these projects are expected to be developed more rapidly than the Truckee project. Therefore, in the fourth quarter of 2008, we determined to postpone our discussions with Merrill Lynch regarding an extension of the Truckee commitment. We intend to continue our development efforts at the Truckee project and seek a new financing commitment from Merrill Lynch once those development efforts progress to the point when financing is needed for construction of a plant and related development activities.

Potential Additional Financing Commitments

The Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop, other than certain excluded financings. Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55 MW of geothermal plants to be developed by us. If Merrill Lynch provides a financing commitment proposal with respect to any future projects, such financing commitment will be subject to satisfactory due diligence and certain other conditions and the execution of a separate commitment letter relating to such project. Until Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we are generally obligated to accept any financing commitment proposed by Merrill Lynch that has terms similar to or more favorable than the financing commitment relating to the Thermo plant. After Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we may enter into certain excluded financings with parties other than Merrill Lynch. Prepaid power purchase agreements, government grants and joint venture funding arrangements are considered excluded financings to the Commitment Letter.

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

As additional consideration, we granted Merrill Lynch warrants to purchase our common stock. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. The exercise price of the warrants is subject to adjustment upon any dilutive issuance by us. In accordance with the anti-dilution protection included in the warrants, the issuance of the Convertible Notes during the first quarter of 2008, the issuance of common stock during the third quarter of 2008 and the issuance of common stock in connection with our private equity placement during the fourth quarter of 2008 resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $13.24 to $16.90. On August 31, 2008, warrants to purchase 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project.

In general, warrants that vest in connection with the funding of earlier projects will be greater in number and have a lower exercise price, and warrants that vest in connection with the funding of later projects will be fewer in number and have a higher exercise price. Under certain circumstances, a reduced percentage of the warrants will vest if we reject a Merrill Lynch funding proposal for a project and subsequently obtain funding for such project from another party or, in certain circumstances, from Merrill Lynch. Any vested warrants may be called for cancellation by us if certain conditions have been met, including minimum market price requirements relating to our common stock. We have agreed to grant additional warrants to Merrill Lynch upon funding of any of the additional 55 MW of geothermal power projects with respect to which Merrill Lynch has a right of first refusal. The exercise price of any such additional warrants will be based on the volume weighted average price of our common stock over a 20 consecutive trading day period prior to the issuance of such warrants. Pursuant to a registration rights agreement between us and Merrill Lynch, we have agreed to file one or more registration statements covering the resale of the warrants issued pursuant to the Commitment Letter, as well as the resale of the shares of common stock issuable pursuant to the exercise of such warrants. When a series of warrants vests, we are obligated to register these securities for resale and cause the registration statement to remain continuously effective until all vested warrants and the shares of common stock issuable upon exercise of the warrants covered by such registration statement have been sold or may be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended. Merrill Lynch agreed to permit us to defer our obligation to register the resale of the warrants that vested in connection with the funding of the Thermo No. 1 project until such registration is requested by Merrill Lynch. We do not believe the recently completed merger of Merrill Lynch’s parent with Bank of America Corporation will alter our understanding or Merrill Lynch’s understanding of our outstanding obligations under the registration rights agreement with Merrill Lynch.

Consolidated Statements of Cash Flows

Operating Activities. Cash consumed by operating activities for the year ended December 31, 2008 consisted primarily of a net loss of approximately $45.5 million, adjusted for approximately $3.8 million of stock-based compensation and stock issued for services and $13.6 million related to management’s determination to impair and expense two wells at the Thermo No. 1 project that were not likely to be used in the production of electricity and impair and expense one well at the Truckee project as a result of the current economic conditions and tightening credit markets that caused us to reprioritize our cash uses and concentrate our efforts on our largest known resources instead of Truckee. Accounts payable and accrued liabilities increased from $4.2 million at December 31, 2007, to $64.5 million at December 31, 2008, primarily due to accrued expenses for well field development, geothermal power plant construction, transmission line construction, and the purchase of power systems equipment for the Thermo No. 1 project. The portion of accrued liabilities relating to well field development, construction-in-progress and power systems equipment, totaling $60.0 million, has been reclassified as a non-cash item to decrease the change in accrued liabilities. Deferred revenues increased by approximately $0.2 million, reflecting a down payment received for our anticipated PHEV. Minority interest in operations of our subsidiary totaled $1.8 million at December 31, 2008, representing the allocated loss since the time a minority interest in the Thermo Subsidiary was acquired by a third party in connection with the equity financing arrangements for the Thermo No. 1 project. Our loss on the sale of minority interest in our Thermo Subsidiary for the year ended December 31, 2008 totaled $5.3 million. We prepaid commissions arising from entering into the City of Anaheim power purchase agreement totaling $0.4 million at December 31, 2008 and we have also made deposits to manufacture prototypes of our Transportation & Industrial segment designs totaling $0.4 million.

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

Investing Activities. We purchased investments in money market funds as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. In addition, we finalized the project financing arrangements for the Thermo No. 1 project and entered into the Thermo Financing Agreements that provide debt financing and tax equity capital for the Thermo No. 1 project totaling $50.6 million. Pursuant to the Thermo Financing Agreements, the funds received can only be used for the purposes permitted by the Thermo Financing Agreements. Any funds not specifically allocated are restricted and can be used only by our Thermo Subsidiary for certain operating expenses. An independent administrative agent has been appointed to administer all of the Thermo Subsidiary’s cash deposits and disbursements. The independent administrative agent has deposited the cash into a money market fund, which earns interest at a variable rate. At December 31, 2008, the interest rate applicable to this money market fund was 1.53% per annum.

We maintain a portion of our available unrestricted cash in deposit accounts in one bank in Utah. At times, cash balances in these accounts may exceed federally insured limits. From time to time, we invest a portion of our unrestricted cash in an AIM Funds money market account, which is not affiliated with the bank where we maintain our deposit accounts. The money market account earns interest based on a variable rate. At December 31, 2008, our balance in the money market account was $1.5 million and the interest rate applicable to the money market account was 1.33% per annum. The average interest rate applicable to the money market account during the quarter ended December 31, 2008 was 1.92% per annum. Cash from our checking account is swept nightly into an interest bearing account. At December 31, 2008, we had a balance of $0.1 million in this sweep account and the interest rate applicable to the sweep account was 1.11% per annum. We invest our restricted cash balances in a money market fund managed by JP Morgan Fund. At December 31, 2008, we had a balance of $20.9 million invested in this money market fund and the interest rate applicable to the fund was 1.53% per annum. Due to the nature of the investments included in the money market accounts, we consider it reasonable to expect that the fair market values of these investments will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice.

Investing activities consumed approximately $106.2 million in the year ended December 31, 2008, reflecting a net increase in deposits of $0.6 million for the purchase of electric generating units for use in the geothermal power plants we intend to develop in the future. During 2008, we also purchased $32.9 million of equipment for geothermal well field development projects, primarily in Utah, and we incurred construction costs on our first geothermal power plant totaling $38.8 million. We deposited approximately $2.8 million primarily with drilling vendors, transmission line contractors, and utilities to conduct transmission line capacity and routing studies on our behalf. We paid $1.8 million for land and $1.0 million for water rights in the Thermo No. 1 project area primarily for transmission line easements and for water use operations. We also paid $0.8 million in connection with the acquisition of leases and the exercise of certain options relating to interests in geothermal properties in Oregon, Nevada and Utah. In connection with the issuance of the Convertible Notes, we invested a portion of the proceeds totaling $8.7 million into four discounted U.S. Treasury Strips that mature separately on each of the first four semi-annual interest payment dates of the Convertible Notes. The U.S. Treasury Strips were placed into an escrow account to secure the first four interest payments on the Convertible Notes. On October 1, 2008, we received proceeds from the maturity of the securities totaling $2.3 million which was used to pay the first semi-annual interest payment on the Convertible Notes. These expenditures were partially offset by cash provided by investing activities, including the net change in the notes receivable totaling $0.2 million. In connection with the Thermo Financing Agreements, the funds received through the financing were deposited into restricted money market fund accounts for the purposes of paying for the well field costs to complete the drilling and certain equipment costs to complete the construction of the geothermal power plant resulted in a change in restricted cash totaling $20.9 million.

Investing activities consumed approximately $9.9 million in the year ended December 31, 2007, reflecting deposits of $3.6 million towards the purchase of electric turbines for use in the geothermal power plants we intend to develop. We have also made deposits of $0.6 million to fulfill certain bonding requirements in connection with certain testing equipment and prototypes used by our Transportation & Industrial segment. During 2007, we also purchased $4.8 million of equipment for geothermal well field development projects in Nevada and Utah. We also paid $5.4 million in connection with the acquisition of leases and the exercise of certain options relating to interests in unproved geothermal properties, including $4.1 million for the purchase of a lease giving us the rights to develop geothermal power plants on certain BLM property in New Mexico. During 2007, we also purchased certain power project development equipment for $0.6 million. Additionally, we paid approximately $0.3 million on equipment and fees relating to filings for patents and trademarks. These expenditures were partially offset by cash provided by investing activities, including the collection in full of a note receivable in the amount of $5.0 million and a change in the status from restricted to unrestricted of $0.3 million of our certificate of deposit.

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

Financing Activities. Financing activities provided approximately $124.7 million, $0.3 million and $21.9 million of cash in the year ended December 31, 2008, 2007 and 2006, respectively. We completed the issuance of the Convertible Notes and the related overallotment option totaling $55.0 million on April 1, 2008. In connection with the sale of the Convertible Notes, we incurred financing fees of $2.2 million, which was paid to Merrill Lynch. We also entered into a call spread option transaction and a forward stock purchase transaction totaling $5.9 million and $15.0 million, respectively. We used the remaining net proceeds from the offering for general corporate purposes and to continue well field and other development activities for our geothermal power projects. In connection with the purchase of a BLM lease in New Mexico, we entered into a promissory note payable and received cash for $0.9 million in February 2008. On June 17, 2008, we entered into an ATM (at-the-market) Equity Offering Sales Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which we were able to offer and sell through Merrill Lynch, as our sales agent, from time to time, shares of our common stock with an aggregate sales price of up to $25,000,000. During the third quarter of 2008, we raised net proceeds totaling $24.2 million from our participation in the ATM equity program. In addition, pursuant to the Thermo Financing Agreements, we received a capital contribution for minority interest in our Thermo Subsidiary totaling $24.5 million. Under the same Thermo Financing Agreements, we also entered into an 18 year permanent non-recourse senior secured note bearing annual interest at 7.00% and received net proceeds totaling $26.1 million. Most recently, on November 14, 2008, we sold 2,000,000 shares of our common stock at a fixed price of $5.00 per share in a private equity transaction or $10.0 million. We also sold 2,360,417 shares of our common stock on December 12, 2008 for $4.23654 per share, which is a price per share equal to $10.0 million divided by 110% of the average of the daily volume-weighted average price on the NYSE Arca exchange for the common stock for the ten business days ending on and including December 11, 2008. The gross proceeds from the closing of the November 14, 2008 and December 12, 2008 private placement transactions were $20,000,000, before deducting fees and commissions. We paid commissions of $1,232,000 to a placement agent in connection with the closing of the private placement transactions. During the year ended December 31, 2008, we also received approximately $0.7 million from the exercise of other outstanding stock options and warrants.

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

As of December 31, 2008, we had stockholders’ equity of approximately $6.3 million and approximately $1.5 million in cash and cash equivalents. Our cash balance, together with cash anticipated to be provided by customer sales will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the year ending December 31, 2009. To strengthen our financial position, we intend to seek additional funding to be used for general corporate purposes, as well as up front geothermal development activities, including advancing well field development activities and project permitting. We intend to seek funding for our capital needs through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through government grants, loan guarantees and private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into prepaid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We expect that we will be able to secure sufficient financing to satisfy our anticipated cash requirements for normal operations and capital expenditures through at least December 31, 2009. As more fully described below, we intend to seek separate financing commitments with respect to each geothermal power project we intend to develop in order to fund construction and other development costs. Although we anticipate that financing will be available to us, we cannot be certain that we can obtain financing on terms acceptable to us or at all. If we are not able to raise additional capital, we will not have sufficient cash to fund our operations.

Dividends related to convertible preferred stock. There have been no dividends related to convertible stock during the years ending December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we had no shares of preferred stock outstanding.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had the following off-balance sheet arrangements as defined by item 303(a)(4)(II) of SEC Regulation S-K.

In connection with the Thermo Financing Agreements, we entered into an Amended and Restated Purchase Contract with UTCP relating to the purchase of generating units for the Thermo No. 1 project. Under the terms of the Amended and Restated Purchase Contract, UTCP has agreed to allow us to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 project. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, then we will keep the retained portion of the purchase price as a liquidated damages payment. If the Thermo No. 1 project is not successfully completed as a result of any other reason, we will reimburse UTCP for any liquidated damages paid by UTCP. To secure payment of our obligations to reimburse UTCP under the Amended and Restated Purchase Contract, we provided a security interest to UTCP in five patents relating to our Transportation & Industrial segment. We are unable to estimate the maximum potential obligation we may have for future reimbursement payments under the Amended and Restated Purchase Contract at this time. We believe that the likelihood that we will be obligated to reimburse UTCP for liquidated damages under the Amended and Restated Purchase Contract is “remote” and, accordingly, no liability was recorded for the year ended December 31, 2008.

Contractual Obligations and Commitments

We lease our corporate office located at 5152 North Edgewood Drive, Suite 200, Provo, Utah. On January 1, 2009, we entered into a new lease agreement that expanded the corporate office space from 11,400 square feet to 19,300 square feet. Monthly rent also increased from approximately $19,900 per month to approximately $34,400 per month. The new lease expires on December 31, 2011.

We also lease our Symetron™ testing facility in Utah County, Utah. The testing facility has approximately 12,000 square feet with monthly rent of approximately $6,400. The testing facility lease expires on June 1, 2009. We are currently evaluating whether to extend this lease. The corporate offices and facilities are well maintained and in good condition.

During 2008, we entered into an agreement with a private land owner adjacent to our geothermal leased property in Hidalgo County, New Mexico. Under the agreement, we are permitted to store our power generating units, cooling tower equipment, pumps and other equipment that have been delivered to New Mexico for construction of our Lightning Dock geothermal power plant. All equipment is stored outside with monthly rent computed on a per unit basis of approximately $8,400 per month. The agreement continues on a month to month basis until all equipment is removed from the property.

We have entered into operating leases for our corporate headquarters, testing facility and outdoor storage of that we have received for the Lightning Dock project in New Mexico. The lease of corporate headquarters office space expires on December 31, 2011 and testing facility lease expires on June 1, 2009. The outdoor storage lease is on month to month basis as long as the equipment remains at the storage site. We also have ongoing employment commitments.

Total rent expense for all of our office space, testing facilities and outdoor storage site leases for the year ended December 31, 2008 was approximately $316,200. Total rent expense for all of our office space, testing facilities and outdoor storage site leases for the years ended December 31, 2007 and 2006 was approximately $265,000, and $226,000, respectively.

On April 21, 2008, our wholly-owned subsidiary entered into a Road Construction and Maintenance Agreement with Beaver County, Utah to post an improvement bond, or mutually agreed upon equivalent, in the amount of $100,000. We are currently in the process of securing the improvement bond.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases, our long-term debt and our executed purchase obligations as of December 31, 2008:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Lease Obligations	$1,301,114	$446,753	$854,361	$—	$—
Long Term Debt (principal and interest)	131,613,643	8,212,824	14,695,511	67,721,757	40,983,551
Purchase Obligations	91,424,513	69,591,374	9,929,777	10,304,358	1,599,004

Total	$224,339,270	$78,250,951	$25,479,649	$78,026,115	$42,582,555

The contractual purchase obligations set forth above are not recorded as liabilities in our consolidated financial statements. Our equipment purchase obligations are recorded as liabilities when the equipment is received by us or the risk of loss has been legally transferred to us. Amounts payable pursuant to our operating leases are expensed during the reporting period in which the amounts are due and payable. The operating lease obligations include operating leases for our corporate headquarters, our testing facility and outdoor storage of our Lightning Dock project equipment that we have received.

In 2007, we executed three purchase agreements with UTCP relating to the purchase of generating units for the geothermal power plants we intend to develop. Under the provisions of these agreements, we have paid approximately $3.8 million.

Our obligations to UTCP relate primarily to purchase agreements for the purchase of generating units. We entered into three such agreements with UTCP in 2007. In April 2008, we executed a fourth purchase agreement with UTCP relating to the purchase of additional power generating units. Concurrent with the execution of the April 2008 agreement we paid a down payment of $5.0 million. On August 31, 2008, we executed a fifth purchase agreement with UTCP relating to the purchase of additional generating units. Concurrent with the execution of the fifth purchase agreement, we paid a down payment of $2.3 million. On December 23, 2008, the first purchase agreement with UTCP was terminated and the other four purchase agreements with UTCP were amended into three separate purchase agreements to properly reflect the actual distribution of the generating units to the Thermo No. 1 project site and establish greater flexibility for distribution of the generating units to future projects.

On December 23, 2008, the first purchase agreement with UTCP was terminated and the other three purchase agreements with UTCP were amended (the “Amended Agreements”). The Amended Agreements reflect the actual distribution of the generating units to the Thermo No. 1 project site and establish greater flexibility for distribution of the generating units to future projects. Under the Amended Agreements, the deposits already paid under the previous purchase agreements were allocated to the new purchase agreements consistent with the actual and intended future distributions of the generating units. As of December 31, 2008, we were obligated to pay UTCP approximately $56.3 million to complete the agreements. However, under the Amended Agreements, no additional payments for equipment will be required beyond the initial deposits until the project financing is obtained for each respective project. Once financing is obtained for a project, we are obligated to pay a certain portion of the amounts owed and, once certain tests have been successfully completed for the project, we are obligated to pay the remaining balance.

Pursuant to the terms of the Amended Agreements, if we fail to accept or pay for any of the UTCP power generating units we agreed to purchase, we may be required to forfeit all down payments relating to those power generating units and we may be required to pay certain liquidated damages per unit. Accordingly, if we failed to accept or pay for the power generating units we agreed to purchase, excluding those power generating units already installed at the Thermo No. 1 geothermal power plant, the liquidated damages and forfeited down payments would total $10.9 million.

On August 31, 2008, we finalized the project financing arrangements which provided project financing and tax equity capital for the Thermo No. 1 project. Pursuant to the project financing arrangements, the Thermo Subsidiary received proceeds of approximately $29.8 million pursuant to the initial funding and the Thermo Subsidiary received approximately $20.8 million of additional proceeds on October 20, 2008. These proceeds have been restricted for use of which a portion will be used to complete the outstanding purchase obligation relating to the generating units installed at the Thermo No. 1 power plant totaling up to approximately $7.5 million.

We intend to finance the other two Amended Agreements with UTCP by similar means as the first agreement, through project financing and tax equity capital or through prepaid power purchase agreements, government grants, loan guarantees and private activity bonds, or through other means. We expect that we will be able to secure sufficient financing to satisfy our obligation under the Amended Agreement. Although we anticipate that financing will be available to us, we cannot be certain that we can obtain financing on terms acceptable to us or at all. If we are not able to raise additional capital, we will not have sufficient cash to fund the purchase of these additional generating units.

The purchase obligations set forth in the table above include a series of purchase and service agreements whereby certain vendors have agreed to provide certain equipment and services to us. As of December 31, 2008, we were obligated to pay the vendors approximately $69.6 million in 2009; $4.9 million in 2010; $5.0 million in 2011; $5.1 million in 2012; and $5.2 million in 2013, as reflected in the table above. Since our geothermal lease agreements are not considered to be operating leases under the Statement of Financial Accounting Standard No. 13 (“FAS 13”), “Accounting for Leases”, the purchase obligations include delay rental payments that we have agreed to make in order to maintain our granted rights to the leased properties.

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

EITF 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EITF 07-05 on our consolidated financial position and results of operations.

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

As of December 31, 2008, we had approximately $1.5 million in cash and cash equivalents, including $21.0 million in restricted cash, that were invested primarily in low risk money market accounts and certificates of deposit until needed for operating and other activities. Current money market rates range from approximately 1.33% to 1.53%. The money market interest rates have declined from 2.35% over the last three months. If interest rates continue to decline by another 1%, the amount of interest earned on our money market balance would be approximately $15,000 lower over a twelve month period. A review of our money market accounts indicated that no impairment occurred during the year ended December 31, 2008 and no write-down in fair value is considered necessary.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We continued to formalize documentation and perform testing of our financial processes during the period covered by this Annual Report on Form 10-K. In January 2008, we enhanced our financial reporting capabilities by converting our accounting system to an accounting software package that enables us to more efficiently account for multiple entities. During the conversion period, we implemented certain measures to ensure that the system of internal control remained effective such as daily reconciliations of data input and the roll-forward of prior period gain/loss balances. During the third quarter of 2008, pursuant to the terms of certain financing agreements we entered into with Merrill Lynch, Pierce, Fenner & Smith Incorporated, for the tax equity financing of the Thermo Subsidiary, an independent administrative agent has been appointed to administer the cash management process for all cash deposits and disbursements for the Thermo Subsidiary. We remain responsible for approving purchases, invoices for payment and reconciling the bank accounts. We believe that implementation of this control helps ensure that the system of internal controls remains effective for the daily operations of the Thermo Subsidiary. Including the changes mentioned above that did not materially affect our internal control over financial reporting, there was no change in our internal control over financial reporting during the year ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on management’s assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

Our independent registered public accounting firm, Hein & Associates LLP, independently assessed the effectiveness of the Company’s internal controls over financial reporting. Hein & Associates LLP has issued an attestation report concurring with management’s assessment, which is included herein.

Report of independent registered public accounting firm

To the Board of Directors and Stockholders

Raser Technologies, Inc.

Provo, Utah

We have audited Raser Technologies, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Raser Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Raser Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Raser Technologies, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and for the period after re-entry into the development stage (October 1, 2006) through December 31, 2008 of Raser Technologies, Inc. and Subsidiary and our report dated March 16, 2009 expressed a qualified opinion thereon.

/s/    HEIN & ASSOCIATES LLP

Denver, Colorado

March 16, 2009

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is included in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference. In addition, we refer you to Part I of this report.

ITEM 11.	Executive Compensation.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is included in the proxy statement referred to above and is incorporated herein by reference.

ITEM 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors, Inc., the Company and the stockholders of the Company (incorporated by reference to Exhibit 2 to our current report on Form 8-K filed October 14, 2003 (File No. 000-30657))

2.2	Agreement and Plan of Merger between Raser Technologies, Inc., a Utah corporation, and Raser Technologies, Inc., a Delaware corporation, dated April 17, 2007 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed April 23, 2007 (File No. 001-32661))

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 18, 2007 (File No. 001-32661))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 18, 2007 (File No. 001-32661))

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to our annual report on Form 10-K filed March 11, 2008 (File No. 001-32661))

4.2	Registration Rights Agreement, dated as of July 22, 2004, among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

Exhibit Number	Description of Document
4.3	Form of Warrant to Purchase Shares of the Company’s Common Stock (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

4.4	Form of Registration Rights Agreement dated as of March 30, 2007 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

4.5	Common Stock Purchase Warrant, dated January 16, 2008 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

4.6	Registration Rights Agreement, dated as of January 16, 2008, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

4.7	Indenture, dated as of March 26, 2008, between Raser Technologies, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed March 27, 2008 (File No. 001-32661))

4.8	Registration Rights Agreement, dated March 26, 2008, between Raser Technologies, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed March 27, 2008 (File No. 001-32661))

4.9	Agreement, dated November 13, 2008, between Raser Technologies, Inc. and Fletcher International, Ltd. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed November 14, 2008 (File No. 001-32661))

4.10	Warrant, dated November 13, 2008, granted by Raser Technologies, Inc. to Fletcher International, Ltd. (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed November 14, 2008 (File No. 001-32661))

4.11	Unsecured Line of Credit Agreement and Promissory Note, dated January 27, 2009, among Raser Technologies, Inc., Radion Energy, LLC, Ocean Fund, LLC, Primary Colors, LLC, and R. Thomas Bailey (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed February 2, 2009 (File No. 001-32661))

4.12	Form of Warrant issued pursuant to the Unsecured Line of Credit Agreement and Promissory Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed February 2, 2009 (File No. 001-32661))

10.1	Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Appendix B to our information statement on Schedule 14C filed May 14, 2004 (File No. 000-30657))

10.2	Form of Stock Option Agreement for the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

10.3	Restricted Stock Grant Agreement dated as of February 23, 2004 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.4	Restricted Stock Grant Agreement dated as of February 25, 2004 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.5	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the Company and William Dwyer (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

Exhibit Number	Description of Document
10.6	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to our current report on Form 8-K/A filed July 20, 2006 (File No. 001-32661))

10.7	Employment Agreement dated January 31, 2005 between the Company and Brent M. Cook (incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed February 4, 2005 (File No. 000-30657))

10.8	Amended Restricted Stock Grant Agreement dated as of April 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.10 to our current report on Form 8-K filed May 5, 2005 (File No. 000-30657))

10.9	Lease Agreement by and between the Company and EsNET Properties L.C., dated as of March 11, 2005 (incorporated by reference to Exhibit 10.11 to our current report on Form 8-K filed May 24, 2005 (File No. 000-30657))

10.10	Second Amended Restricted Stock Grant Agreement dated as of July 12, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.11	Third Amended Restricted Stock Grant Agreement dated as of July 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.12	First Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 29, 2005 between the Company and William Dwyer (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.13	Amended Restricted Stock Grant Agreement dated July 22, 2005 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.14	Fifth Amended Restricted Stock Grant Agreement dated as of January 15, 2006 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.15	Second Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of January 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.17 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.16	Second Amended Restricted Stock Grant Agreement dated February 1, 2006 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.17	Employment Agreement dated as of June 27, 2006 between the Company and Patrick J. Schwartz (incorporated by reference to Exhibit 10.16 to our current report on Form 8-K filed June 30, 2006 (File No. 001-32661))

10.18†	Termination Agreement and Mutual General Release dated as of September 2, 2006 by and among the Company, Power Acquisition Corp., Amp Resources, LLC, Amp Capital Partners, LLC, Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, Sorenson Capital Partners, L.P. and John H. Stevens, individually and as representative of the Amp Resources, LLC Equityholders (as defined therein) (incorporated by reference to Exhibit 10.21 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

Exhibit Number	Description of Document
10.19†	Promissory Note, dated September 2, 2006, between Amp Resources, LLC and the Company (incorporated by reference to Exhibit 10.22 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.20†	Amended and Restated License and Sublicense Agreement dated as of November 2, 2006 by and between Raser—Power Systems, LLC and Recurrent Engineering, L.L.C. (incorporated by reference to Exhibit 10.23 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.21†	First Amendment to Intercreditor and Subordination Agreement dated as of September 2, 2006 by and among Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, SCP/AR, LLC, AMP Capital Partners, LLC and the Company (incorporated by reference to Exhibit 10.24 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.22†	Guaranty dated September 2, 2006 by and between the Company and Recurrent Engineering LLC (incorporated by reference to Exhibit 10.25 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.23	Third Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.28 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.24†	Geothermal Lease Agreement dated December 22, 2006 among Raser-Power Systems, LLC, and Truckee River Ranch, LLC (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on March 20, 2007 (File No. 001-32661))

10.25	Settlement Agreement, Severance Agreement and Release dated January 2, 2007 between the Company and William Dwyer (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 5, 2007 (File No. 001-32661))

10.26	Employment Agreement dated as of January 8, 2007 by and between Raser Technologies Operating Company, Inc. and Martin F. Petersen (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 11, 2007 (File No. 001-32661))

10.27	Third Amended Restricted Stock Grant Agreement dated as of January 16, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 19, 2007 (File No. 001-32661))

10.28	Securities Purchase Agreement dated as March 30, 2007 among the Company and the Purchasers (as defined in the Agreement) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

10.29†	Geothermal Lease Agreement dated January 17, 2007 by and between Raser Power Systems, LLC, Richard Guelich and Charles McGee (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.30†	Advisory Agreement dated as of March 22, 2007 by and between the Company and Objective Equity LLC (incorporated by reference to Exhibit 10.35 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.31†	Sourcing and Development Agreement dated as of April 6, 2007 by and between the Company and UTC Power Corporation (incorporated by reference to Exhibit 10.37 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.32†	Service Agreement dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.38 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

Exhibit Number	Description of Document
10.33†	Purchase Contract dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.39 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.34	Offer to Lease and Lease for Geothermal Resources, effective September 1, 2007, between Raser Power Systems, LLC and the BLM (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 7, 2007) (File No. 001-32661))

10.35	Fourth Amended Restricted Stock Grant Agreement dated September 4, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 7, 2007 (File No. 001-32661))

10.36†	Letter Agreement dated September 27, 2007, between Raser Technologies, Inc., and GeoLectric Power Company NM, LLC ( incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q filed November 9, 2007 (File No. 001-32661))

10.37†	Lightning Dock Geothermal, Inc. Asset Purchase Agreement, dated as of December 3, 2007, by and among Lightning Dock Geothermal HI-01, LLC, a Delaware limited liability company, Lightning Dock Geothermal, Inc., a New Mexico corporation, GeoLectric Power Company NM, LLC, a New Mexico limited liability company, and Edward C. Fisch, a resident of the State of California, Edward C. Fisch, Trustee of the Edward C. Fisch Defined Benefit Plan, a trust established pursuant to ERISA, and Jack S. Wood, Trustee of the Wood Family Trust, a trust established pursuant to the laws of the State of California (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 10, 2007 (File No. 001-32661))

10.38	Commitment Letter, dated January 16, 2008, among the Company, Truckee Geothermal No. 1 SV-01, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

10.39†	Surface Access and Use Agreement dated December 14, 2007, between Raser Power Systems, LLC and Truckee River Ranch, LLC (incorporated by reference to Exhibit 10.39 to our annual report on Form 10-K filed March 11, 2008 (file No. 001-32661))

10.40	Renewable Power Purchase and Sale Agreement, dated March 10, 2008, between City of Anaheim and Thermo No. 1 BE-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 19, 2008 (File No. 001-32661))

10.41	Renewable Power Purchase and Sale Agreement, dated March 10, 2008, between City of Anaheim and Harmony Geothermal No. 1 IR-01, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 19, 2008 (File No. 001-32661))

10.42	Purchase Agreement, dated March 19, 2008, by and between Raser Technologies, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 25, 2008 (File No. 001-32661))

10.43	Call Spread Option Transaction, dated March 19, 2008, between Merrill Lynch Financial Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 25, 2008 (File No. 001-32661))

10.44	Confirmation of Forward Stock Purchase Transaction, dated March 19, 2008, between Merrill Lynch Financial Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed March 25, 2008 (File No. 001-32661))

Exhibit Number	Description of Document
10.45	Pledge and Escrow Agreement, dated as of March 26, 2008, among Raser Technologies, Inc., The Bank of New York, as escrow agent, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 27, 2008 (File No. 001-32661))

10.46†	Purchase Contract, dated April 3, 2008, between UTC Power Corporation and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 9, 2008 (File No. 001-32661))

10.47	Employment Agreement dated April 4, 2008 by and between Raser Technologies, Inc. and Brent M. Cook (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 19, 2008 (File No. 001-32661))

10.48†	Commitment Letter, dated May 16, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Thermo No. 1 BE-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 21, 2008 (File No. 001-32661))

10.49†	Renewable Power Purchase and Sale Agreement, dated June 11, 2008, between the Salt River Project Agricultural Improvement and Power District and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 13, 2008 (File No. 001-32661))

10.50	Commitment Letter, dated July 18, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 21, 2008 (File No. 001-32661))

10.51	Account and Security Agreement, dated as of August 31, 2008, by and between Thermo No. 1 BE-01, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 5, 2008)

10.52	Engineering, Procurement and Construction Agreement, dated as of August 31, 2008, by and between Thermo No. 1 BE-01, LLC and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 5, 2008)

10.53	Equity Capital Contribution Agreement, dated as of August 31, 2008, by and among Intermountain Renewable Power, LLC and Thermo No. 1 BE-01, LLC, on the one hand, and Merrill Lynch L.P. Holdings Inc., on the other hand (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed September 5, 2008)

10.54	Operation and Maintenance Agreement, dated as of August 31, 2008, by and between Thermo No. 1 BE-01, LLC and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed September 5, 2008)

10.55	Credit Agreement, dated as of August 31, 2008, among Thermo No. 1 BE-01, LLC, the Lenders (as defined in the Credit Agreement), and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed September 5, 2008)

10.56	Amended and Restated Limited Liability Company Agreement of Thermo No. 1 BE-01, LLC, a Delaware limited liability company, dated as of August 31, 2008, by and between Intermountain Renewable Power, LLC and Merrill Lynch L.P. Holdings Inc. (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed September 5, 2008)

10.57	Closing Date and Funding Acknowledgment, dated August 31, 2008, by and among Thermo No. 1 BE-01, LLC, Merrill Lynch Credit Products, LLC, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed September 5, 2008)

Exhibit Number	Description of Document
21.1*	Significant Subsidiaries of Raser Technologies, Inc.

23.1*	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2*	Consent of GeothermEx, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for portions of this exhibit.
*	To be filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RASER TECHNOLOGIES, INC.

Date: March 17, 2009	/s/ BRENT M. COOK
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

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 17, 2009	/s/ BRENT M. COOK
Brent M. Cook, Chief Executive Officer and Director (principal executive officer)

Date: March 17, 2009	/s/ KRAIG T. HIGGINSON
Kraig T. Higginson, Executive Chairman of the Board

Date: March 17, 2009	/s/ MARTIN F. PETERSEN
Martin F. Petersen, Chief Financial Officer (principal financial and accounting officer)

Date: March 17, 2009	/s/ REYNOLD ROEDER
Reynold Roeder, Director

Date: March 17, 2009	/s/ BARRY MARKOWITZ
Barry Markowitz, Director

Date: March 17, 2009	/s/ ALAN PERRITON
Alan Perriton, Director

Date: March 17, 2009	/s/ JAMES A. HERICKHOFF
James A. Herickhoff, Director

Date: March 17, 2009	/s/ SCOTT E. DOUGHMAN
Scott E. Doughman, Director

RASER TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and for the period after re-entry into development stage (October 1, 2006 through December 31, 2008)	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December  31, 2008, 2007 and 2006 and for the period after re-entry into development stage (October 1, 2006 through December 31, 2007)

F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and for the period after re-entry into development stage (October 1, 2006 through December 31, 2008)	F-8
Notes to Consolidated Financial Statements	F-9
Independent Registered Public Accounting Firm’s Report on Financial Statement Schedule	F-66
Schedule I	F-67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Raser Technologies, Inc.

Provo, Utah

We have audited the accompanying consolidated balance sheets of Raser Technologies, Inc. and subsidiaries (the “Company”) (a development stage enterprise) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and for the period after re-entry into development stage (October 1, 2006 through December 31, 2008). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raser Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2008, and for the period after re-entry into development stage (October 1, 2006 through December 31, 2008) in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses, has used significant cash for operating activities since inception, has significant purchase commitments in 2009 and has a lack of sufficient working capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Raser Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    HEIN & ASSOCIATES LLP

Denver, Colorado

March 16, 2009

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,534,820	$5,912,210
Restricted cash	75,704	75,000
Accounts receivable	—	12,200
Unbilled receivable	—	192,157
Notes receivable, net	144,525	506,273
Restricted short-term marketable securities (held to maturity)	4,366,257	—
Other current assets	1,147,562	725,648

Total current assets	7,268,868	7,423,488
Restricted cash	20,900,135	—
Restricted long-term marketable securities (held to maturity)	2,155,090	—
Land	1,811,063	—
Power project leases and prepaid delay rentals	8,630,643	6,153,688
Geothermal well field development-in-progress	31,388,628	4,750,525
Power project construction-in-progress	74,072,394	—
Power project equipment, net	19,727,500	603,814
Equipment, net	608,886	680,188
Intangible assets, net	1,587,310	515,037
Deferred financing costs, net	7,670,382	—
Power project development deposits	4,196,550	3,562,500
Other assets	4,006,999	95,213

Total assets	$184,024,448	$23,784,453

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$64,471,336	$4,246,783
Short-term portion of long-term notes	1,831,147	—
Note payable	945,833	—
Deferred revenue	200,000	—

Total current liabilities	67,448,316	4,246,783
Asset retirement obligation	2,152,230	86,193
Long-term 7.00% senior secured note (non-recourse), net of discount of $5,155,156	25,120,464	—
Long-term 8.00% convertible senior notes	55,000,000	—

Total liabilities	149,721,010	4,332,976

Minority interest	28,025,116	—

Contingencies and commitments, (see Notes 1, 4, 5, 11, 14, 15, 16)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 63,519,455 and 55,923,705 shares issued and outstanding, respectively	635,195	559,237
Additional paid in capital	102,350,814	70,114,893
Accumulated deficit	(30,972,177)	(30,972,177)
Accumulated deficit after re-entry into development stage	(65,735,510)	(20,250,476)

Total stockholders’ equity	6,278,322	19,451,477

Total liabilities and stockholders’ equity	$184,024,448	$23,784,453

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statements of Operations

	Year Ended December 31,			For the period after re-entry into development stage (October 1, 2006 through December 31, 2008)
	2008	2007	2006
Revenue	$172,303	$320,072	$122,732	$537,092

Operating expense
Cost of sales	74,112	627,207	438,278	746,036
General and administrative	9,819,455	10,133,000	15,050,080	23,622,254
Power project development	10,351,060	2,637,315	—	12,988,375
Unsuccessful and impaired wells	13,624,352	—	—	13,624,352
Research and development	4,762,733	3,390,688	3,893,540	9,095,880

Total operating expenses	38,631,712	16,788,210	19,381,898	60,076,897

Operating loss	(38,459,409)	(16,468,138)	(19,259,166)	(59,539,805)
Interest income	410,907	752,599	874,831	1,368,075
Interest expense	(3,198,280)	(2,307)	—	(3,198,280)
Other	(716,636)	(31,159)	(104,601)	(843,884)

Loss before income taxes and minority interest	(41,963,418)	(15,749,005)	(18,488,936)	(62,213,894)
Income tax benefit (expense)	—	—	—	—

Minority interest:
From sale of minority interest in subsidiary	(5,313,433)	—	—	(5,313,433)
From operations of subsidiary	1,791,817	—	—	1,791,817
Net loss	(45,485,034)	(15,749,005)	(18,488,936)	(65,735,510)

Loss per common share-basic and diluted	$(0.79)	$(0.29)	$(0.36)

Weighted average common shares-basic and diluted	57,653,000	54,197,000	50,745,000

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statement of Stockholders’ Equity

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Deficit Accumulated after re-entry into development stage	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2006	—	$—	50,404,005	$504,040	$35,675,184	$(16,984,712)		$19,194,512
Employee compensatory share grants and stock options					6,819,481			6,819,481
Net common share settlement agreement			(99,293)	(993)	(993,923)			(994,916)
Common stock issued for:
Employee grant vesting			460,166	4,602	(4,602)			—
Contractor services			3,500	35	67,791			67,826
Stock options and warrant exercises			58,000	580	244,870			245,450
Employee compensatory share grants and stock options as a development stage enterprise (since October 1, 2006)					2,359,434			2,359,434
Common stock issued as a development stage enterprise (since October 1, 2006) for:
Lease acquisition on December 22, 2006 at a fair market value of $4.61 per share			25,000	250	115,000			115,250
Stock options exercises on October 13 and 20, 2006 at prices of $6.00 and $6.75 per share, respectively			14,000	140	50,960			51,100
Employee share grant vesting at prices ranging from $3.79 to $6.80 per share from October 1 to December 31, 2006			223,917	2,239	(2,239)			—
Contractor services on November 2, 2006 at a fair market value of $4.47 per share for services completed on September 1, 2006			300,000	3,000	1,338,000			1,341,000
Net Loss						(13,987,465)	$(4,501,471)	(18,488,936)

Balance at December 31, 2006	—	$—	51,389,295	$513,893	$45,669,956	$(30,972,177)	$(4,501,471)	$10,710,201

See accompanying notes to the financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statement of Stockholders’ Equity—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Deficit Accumulated after re-entry into development stage	Total
	Shares	Amount	Shares	Amount
Employee compensatory share grants and stock options as a development stage enterprise (since October 1, 2006)					3,647,312			3,647,312
Stock Options issued as a development stage enterprise (since October 1, 2006) for:
Unproved property acquisition on August 21, 2007 at an exercise price of $15.10 per share with the fair market value computed on the grant date					423,987			423,987
Warrants issued as a development stage enterprise (since October 1, 2006) for:
Investor relations services on October 25, 2007 at an exercise price of $12.06 with the fair market value computed on the grant date					118,889			118,889
Common stock issued as a development stage enterprise (since October 1, 2006) for:
Private Equity Placement financing on March 30, 2007 at a purchase price of $4.65 per share			2,693,552	26,936	11,826,815			11,853,751
Private Equity Placement warrant exercises at prices ranging from $12.24 to $15.35 per share from August 10 to August 23, 2007			1,037,012	10,370	6,263,552			6,273,922
Series B warrant exercises at prices ranging from $10.71 to $12.60 per share from July 26 to September 21, 2007			28,143	281	130,584			130,865
Series B warrant exercises at prices ranging from $12.62 to $13.15 per share from October 2 to December 19, 2007			4,571	46	21,209			21,255
Lease acquisition on January 16, 2007 at a fair market value of $5.47 per share			5,000	50	27,300			27,350
Lease acquisition on March 2, 2007 at a fair market value of $4.98 per share			2,500	25	12,425			12,450
Stock options exercises on at prices ranging from $7.22 to $7.25 from January 8 to January 9, 2007			20,000	200	72,800			73,000
Stock options exercises on at prices ranging from $8.30 to $13.75 from July 10 to August 28, 2007			52,500	525	191,100			191,625
Stock options exercises on at prices ranging from $12.03 to $13.90 from October 24 to December 7, 2007			127,000	1,270	602,930			604,200
Employee share grant vesting at prices ranging from $4.89 to $6.38 per share from January 1 to March 31, 2007			34,417	344	(344)			—
Employee share grant vesting at prices ranging from $5.24 to $9.06 per share from April 1 to June 30, 2007			125,048	1,250	(1,250)			—
Employee share grant vesting at prices ranging from $7.20 to $15.35 per share from July 1 to September 30, 2007			149,000	1,490	(1,490)			—
Employee share grant vesting at prices ranging from $11.64 to $17.30 per share from October 1 to December 31, 2007			40,667	407	(407)			—
Contractor services on April 24 and September 4, 2007 at a fair market value of $4.95 per share for services completed on March 22, 2007			200,000	2,000	988,000			990,000
Contractor services on June 8, 2007 at a fair market value of $7.35 per share for services completed on June 8, 2007			15,000	150	110,100			110,250
Contractor services as deferred compensation from 2006					11,425			11,425
Net Loss							(15,749,005)	(15,749,005)

Balance at December 31, 2007	—	$—	55,923,705	$559,237	$70,114,893	$(30,972,177)	$(20,250,476)	$19,451,477

See accompanying notes to Consolidated Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statement of Stockholders’ Equity—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Deficit Accumulated after re-entry into development stage	Total
	Shares	Amount	Shares	Amount
Employee compensatory share grants and stock options as a development stage enterprise (since October 1, 2006)					3,580,898			3,580,898
Call spread premium purchased in connection with issuance of 8.00% Convertible Senior Notes as a development stage enterprise (since October 1, 2006) on March 8, 2008					(5,850,000)			(5,850,000)
Forward purchase transaction purchased in connection with issuance of 8.00% Convertible Senior Notes as a development stage enterprise (since October 1, 2006) on March 8, 2008					(15,000,000)			(15,000,000)
Stock Options issued as a development stage enterprise (since October 1, 2006) for:
Professional consulting services on December 5, 2008 at an exercise price of $4.00 per share with the fair market value computed on the grant date					175,361			175,361
Warrants vested and issued as a development stage enterprise (since October 1, 2006) for:
Private Equity Placement financing fees on August 31, 2008 at an exercise price of $14.21 per share with the fair market value computed on the grant date					3,999,334			3,999,334
Common stock issued as a development stage enterprise (since October 1, 2006) for:
At-the-Market (ATM) Equity trades at prices ranging from $8.95 to $11.52 per share from July 1 to August 15, 2008			2,718,173	27,182	24,133,137			24,160,319
Private Equity Placement financing at prices ranging from $4.24 to $5.00 per share from November 14 to December 12, 2008			4,360,417	43,604	18,674,859			18,718,463
Series B warrant exercise at a market price of $16.60 per share on January 18, 2008			2,000	20	9,280			9,300
Series B warrant exercise at a market price of $8.56 per share on April 8, 2008			1,990	20	9,234			9,254
Series B warrant exercises at market prices ranging from $9.95 to $11.70 per share from July 22 to August 8, 2008			2,000	20	9,280			9,300
Lease acquisition on January 16, 2008 at a fair value of $9.93 per share			1,000	10	9,920			9,930
Contractor services for the construction of our Thermo No. 1 geothermal power plant from January 4 to February 2, 2008 with a fair market value computed on the grant date at prices ranging from $9.84 to $14.35			71,514	715	819,259			819,974
Contractor services for the construction of our Thermo No. 1 geothermal power plant on September 25, 2008 with a fair market value computed on the grant date at a price of $4.51			100,000	1,000	418,000			419,000
Contractor services for to the construction of our Thermo No. 1 geothermal power plant from October 31 to December 16, 2008 with a fair market value computed on the grant date at prices ranging from $3.99 to $4.35			147,265	1,473	598,529			600,002
Stock options exercises on at prices ranging from $8.83 to $9.55 from February 11 to February 26, 2008			102,500	1,025	481,850			482,875
Stock options exercises on at a price of $8.06 on June 25, 2008			625	6	3,863			3,869
Stock options exercises on at prices ranging from $10.02 to $11.71 from July 21 to August 11, 2008			45,000	450	163,550			164,000
Employee share grant vesting at prices ranging from $8.71 to $14.12 per share from January 1 to March 31, 2008			3,166	32	(32)			—
Employee share grant vesting at prices ranging from $9.55 to $10.45 per share from April 1 to June 30, 2008			38,767	387	(387)			—
Employee share grant vesting at prices ranging from $7.36 to $10.40 per share from July 1 to September 30, 2008			667	7	(7)			—
Employee share grant vesting at prices ranging from $3.55 to $3.60 per share from October 1 to December 31, 2008			666	7	(7)			—
Net Loss							(45,485,034)	(45,485,034)

Balance at December 31, 2008	—	$—	63,519,455	$635,195	$102,350,814	$(30,972,177)	$(65,735,510)	$6,278,322

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Consolidated Statements of Cash Flows

	Year Ended December 31,			For the period after re-entry into development stage (October 1, 2006 through December 31,)
	2008	2007	2006	2008
Cash flows from operating activities:
Net loss	$(45,485,034)	$(15,749,005)	$(18,488,936)	$(65,735,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	304,259	272,375	202,234	632,071
Deferred financing costs amortization	593,393	—	—	593,393
Bad debt expense	162,200	—	—	162,200
Write off of abandoned patent applications	14,668	111,460	47,965	145,445
Write off of power project lease acquisitions	331,720	—	—	331,720
Unsuccessful and impaired wells	13,624,352	—	—	13,624,352
Impairment of capitalized acquisition costs	—	—	806,772	—
Gain on completion of contract	(75,357)	—	—	(75,357)
Loss (gain) on disposal of assets	30,382	(100)	5,791	33,266
Loss on the sale of securities	—	—	8,512	—
Common stock, stock options and warrants issued for services	3,756,259	4,877,876	10,587,742	11,004,994
Loss on sale of minority interest in subsidiary	5,313,433	—	—	5,313,433
Minority interest in operations of subsidiary	(1,791,817)	—	—	(1,791,817)
Withholding tax for net share issuance	—	—	(994,916)	—
Decrease increase in accounts receivable	—	72,700	49,935	3,550
Increase (decrease) in unbilled receivable	192,157	(192,157)	—	—
Increase in other assets	(804,823)	(138,032)	(77,503)	(919,484)
Decrease (increase) in interest receivable	(46,091)	398,250	(388,247)	212,330
Increase in account payable and accrued liabilities	805,778	3,575,970	325,754	4,481,686
(Decrease) increase in unearned/deferred revenues	200,000	(24,433)	(647)	200,000

Net cash used in operating activities	(22,874,521)	(6,795,096)	(7,915,544)	(31,783,728)

Cash flows from investing activities:
Purchase of restricted marketable equity securities	(8,687,174)	—	—	(8,687,174)
Proceeds from the maturity of restricted marketable equity securities	2,262,000	—	—	2,262,000
Proceeds from the sale of short term investments	—	—	525,000	—
Decrease (increase) in notes receivable	207,500	5,047,552	(5,547,552)	5,255,052
Cost of attempted acquisition	—	—	(806,772)	—
Increase in deposits	(2,834,448)	(576,440)	(50,800)	(3,410,888)
Decrease (increase) in restricted cash	(20,900,839)	325,000	—	(20,575,839)
Increase in intangible assets	(1,112,730)	(92,783)	(344,861)	(1,256,552)
Purchase of equipment	(215,464)	(249,763)	(271,998)	(540,761)
Acquisition of power project leases	(760,471)	(5,334,608)	—	(6,095,079)
Acquisition of land	(1,811,063)	—	—	(1,811,063)
Well field development-in-progress costs	(32,907,343)	(4,750,525)	—	(37,657,868)
Construction-in-progress costs	(38,792,019)	(603,814)	—	(39,395,833)
Power project equipment deposits	(634,050)	(3,562,500)	—	(4,196,550)
Asset retirement obligation	(26,453)	—	—	(26,453)
Proceeds from the sale of equipment	18,403	5,000	—	23,403

Net cash used in investing activities	(106,194,151)	(9,792,881)	(6,496,983)	(116,113,605)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	27,854	6,426,043	51,300	6,453,897
Proceeds from exercise of common stock options	650,744	868,825	245,250	1,570,669
Proceeds from the issuance of 8.00% convertible senior notes	55,000,000	—	—	55,000,000
Proceeds from the issuance of 7.00% senior secured note (non-recourse)	26,130,873	—	—	26,130,873
Principal payments of 7.00% senior secured note (non-recourse)	(377,743)	—	—	(377,743)
Proceeds from ATM equity financing	24,160,319	—	—	24,160,319
Purchase of forward stock purchase transaction	(15,000,000)	—	—	(15,000,000)
Purchase of call spread option transaction	(5,850,000)	—	—	(5,850,000)
Incurrence of deferred financing fees	(4,172,728)	—	—	(4,172,728)
Proceeds from issuance of note payable	900,000	—	—	900,000
Proceeds from minority interest capital contribution	24,503,500	—	—	24,503,500
Proceeds from the sale of common stock in private equity placement	18,718,463	11,853,751	—	30,572,214

Net cash provided by financing activities	124,691,282	19,148,619	296,550	143,891,001

Net increase (decrease) in cash and cash equivalents	(4,377,390)	2,560,642	(14,115,977)	(4,006,332)
Cash and cash equivalents at beginning of period	5,912,210	3,351,568	17,467,545	5,541,152

Cash and cash equivalents at end of period	$1,534,820	$5,912,210	$3,351,568	$1,534,820

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Nature of Business

We are an environmental energy technology company focused on geothermal power development and technology licensing. We operate two business segments: Power Systems and our Transportation & Industrial business. Our Power Systems segment develops clean, renewable geothermal electric power plants and bottom-cycling operations. Our Transportation & Industrial segment focuses on using our Symetron™ family of technologies to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we are employing a “Well to Wheels” strategy in an effort to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our “Well to Wheels” strategy, we aim to become both a producer of clean, geothermal electric power as well as, a provider of electric and hybrid-electric vehicle technologies and products.

Power Systems Segment

We have accumulated a large portfolio of geothermal interests in four western continental states and a geothermal concession in Indonesia. These geothermal interests are important to our ability to develop geothermal power plants. We continue to accumulate additional interests in geothermal resources for potential future projects.

We have initiated the development of eight geothermal projects in our Power Systems segment to date. We completed the major construction of the cooling towers and transmission lines and installed the power generating units at our first 10 megawatt (“MW”) geothermal power plant, located in Beaver County, Utah, in October 2008. We refer to this project as the Thermo No. 1 project or the Thermo No. 1 geothermal power plant. We placed the plant in service in the first quarter of 2009 and we expect the Thermo No. 1 geothermal power plant to become operational at or near full capacity in the first part of 2009. For a discussion of the revenues, profit/loss and total assets of the Power Systems segment for the years ended December 31, 2008, 2007 and 2006, please see Note 19, Business Segments below.

We are in the process of obtaining permits for the development of seven other geothermal power projects we have initiated. These projects are located in Utah, Nevada, New Mexico and Oregon.

Our ability to complete the development of our geothermal power projects is dependent on our ability to obtain adequate financing to fund those projects. We intend to evaluate a variety of alternatives to finance the development of our projects. These alternatives could include project financing and tax equity financing arrangements under our existing commitment letter (the “Commitment Letter”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), government funding from grants, loan guarantees or private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, pre-paid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for plant construction, well field development and other development activities, extend the time frame over which these activities will take place or cease operations.

We recently retained Calyon Securities (USA) Inc. (“Calyon”) to explore potential strategic relationships that could provide additional options for funding, implementing and accelerating our development efforts. The potential for significant additional power production from the geothermal resource that we identified and evaluated as part of our Thermo No. 1 project has generated a number of inquiries from potential financial partners wishing to explore a purchase, joint venture or other transaction in connection with the further development of this large resource. We engaged Calyon to help us evaluate the proposals and negotiate any potential funding, development, or asset sale structures that we believe would enhance our ability to complete our objectives. We continue to work with Calyon to advance this process.

The current economic conditions in the United States and around the world make it more difficult to secure the financing and complete the other various steps necessary to develop our projects. Nevertheless, we intend to continue to focus on the rapid deployment of our geothermal power projects.

We believe that some of our projects will allow for expansions of the power plants through “bottom-cycling” operations. When the temperature of the geothermal fluids produced from the well field is sufficiently high, the geothermal fluids which are discharged from the plant can potentially carry enough heat to generate additional electricity. In a bottom-cycling operation, the discharged geothermal fluids are passed through additional generating units to generate electricity without the risk and expense of drilling new wells.

We also believe the technologies used in our geothermal power projects can also be used to generate electricity from waste heat associated with certain industrial operations. We intend to explore opportunities to expand our Power Systems segment to include the development of facilities that utilize waste heat to generate electricity. We believe there are a number of companies that could benefit from these waste heat recovery facilities, including cement plants, conventional power plants, steel mills, and others, which would serve to reduce their overall long-term energy costs.

Transportation & Industrial Segment

Our Transportation & Industrial segment focuses on commercializing our electric motor, generator and drive technologies, such as our series plug-in hybrid vehicle (“PHEV”) with range extender technologies, into applications. In 2008, we began work to integrate a Symetron™ traction motor, generator and controller drive in a SUV demonstration vehicle expected to achieve 100 mpg equivalent to demonstrate the benefits of our plug-in electric drive system in SUV and light truck applications. Our plug-in electric drive system is designed to allow light trucks and SUVs to achieve the equivalent of over 100 mpg in typical local daily driving with near zero emissions, by using electricity instead of petroleum as the primary fuel. Pacific Gas & Electric of California agreed in February 2008 to initially purchase two test vehicles. The SUV demonstration vehicle is being built in cooperation with a leading global OEM. During 2007 and early 2008, we entered into several other agreements and collaborative arrangements with large manufacturers to explore additional potential applications of our motor and drive technologies, including a collaborative arrangement with Hyundai Heavy Industries (“HHI”) of Korea and a license agreement with Wilson Automotive of Canada.

We intend to continue to explore opportunities to commercialize our motor and drive technologies. However, the recent economic downturn has had a dramatic and adverse effect on the automotive industry and other large industrial manufacturers that would otherwise be in a position to use and benefit from our technologies. As a result, we believe our ability to commercialize our Symetron™ technologies will be limited until economic conditions improve. In light of the current economic conditions, we have reduced our resources committed to new developmental efforts. We intend to evaluate the prospects for our technologies on an ongoing basis. If we believe there are attractive opportunities, we will devote the resources to pursue those opportunities to the extent we believe appropriate. If, on the other hand, we determine that the risks and uncertainties for this business segment are too great in light of the current economic climate, we may choose to further reduce the resources devoted to these efforts. For a discussion of the revenues, profit/loss and total assets of the Transportation & Industrial segment for the years ended December 31, 2008, 2007 and 2006, please see “Note 19, Business Segments” in our audited consolidated financial statements.

Development Stage Enterprise

We currently operate as a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” In 2005, we transitioned from a development stage to an operating stage enterprise for accounting purposes. In the fourth quarter of 2006, our management reassessed our operations and determined that we should report as a development stage enterprise effective October 1, 2006. The decision was primarily based upon the fact that anticipated licensing revenue from the Transportation & Industrial segment did not materialize as expected, our determination that our efforts to license our technologies would take longer than originally anticipated, and a shift in our primary business focus to geothermal power systems development, requiring us to raise additional capital and perform many development stage activities that do not immediately generate revenues. Accordingly, the consolidated statements of operations and cash flows include cumulative balances from the re-entry into the development stage date of October 1, 2006 to December 31, 2008.

We have raised additional capital to fund our geothermal power systems development activities and our other operations. We raised $12.5 million in a private placement of common stock that closed on March 30, 2007 and $6.3 million from subsequent exercises of warrants issued in connection with the private placement. We raised an additional $50.0 million from the issuance of 8.00% Convertible Senior Notes due 2013 (the “Convertible Notes”), which closed on March 26, 2008, and $5.0 million in connection with the issuance of additional Convertible Notes pursuant to the initial purchaser’s exercise of its overallotment option, which closed on April 1, 2008. On June 17, 2008, we entered into an ATM (at-the-market) Equity Offering Sales Agreement (the “Sales Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), pursuant to which we were able to offer and sell through Merrill Lynch, as our sales agent, from time to time, shares of our common stock with an aggregate sales price of up to $25,000,000 (the “ATM Program”). Sales of shares under the ATM Program were made by means of ordinary brokers’ transactions on the NYSE Arca exchange at market prices. Merrill Lynch received from us a commission of 2.00%, based on the gross sales price per share, for any shares sold through it as our agent under the Sales Agreement. We began selling shares pursuant to the ATM Program during the third quarter of 2008, and we sold 732,000 shares pursuant to the ATM Program for an aggregate of $7.2 million. After deducting commissions of $0.1 million, we received net proceeds of $7.1 million from the sale of these shares. On August 15, 2008, we entered into an Amendment to the ATM Equity OfferingSM Sales Agreement with Merrill Lynch, pursuant to which we sold to Merrill Lynch 1,986,173 shares of our common stock in connection with a public offering of such shares at a public offering price per share of $8.95. Merrill Lynch acted as underwriter of the offering. The net proceeds from the sale of the 1,986,173 shares, after deducting Merrill Lynch’s underwriting discount of $695,161, and the offering expenses payable by us were approximately $17.1 million. The 1,986,173 shares, together with the 732,000 shares previously sold pursuant to the Sales Agreement, constituted all $25.0 million of the shares of common stock contemplated to be sold pursuant to the Sales Agreement.

We expect to obtain project financing for each geothermal power project that we develop. During the third quarter of 2008, we obtained project financing for our geothermal project near Beaver, Utah, which we refer to as the Thermo No. 1 project. The project financing arrangements for the Thermo No. 1 project included approximately $31.2 million of permanent non-recourse debt financing for the Thermo No. 1 project with a fixed annual interest rate of 7.00%. Our subsidiary, Thermo No. 1 BE-01, LLC (“Thermo Subsidiary”), received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. From the proceeds of the debt financing, we received approximately $14.1 million from our Thermo Subsidiary as repayment for construction costs at the Thermo No. 1 project that were incurred by us prior to closing the project financing. In addition, pursuant to the project financing agreements, our Thermo Subsidiary received a capital contribution of $3.7 million from the minority member (the “Class A member”) of the Thermo Subsidiary. In October 2008, our Thermo Subsidiary received the balance of the amount due under the financing agreement in the form of an additional $20.8 million capital contribution from the Class A member. See Note 12, Long-Term Senior Secured

Note (non-recourse) and Convertible Senior Notes for further discussion of the financing arrangements for the Thermo No. 1 project.

On November 13, 2008, we entered into an agreement (the “Fletcher Agreement”) with Fletcher International, Ltd. (“selling security holder”). Pursuant to the terms of the Fletcher Agreement, on November 14, 2008, the selling security holder purchased 2,000,000 shares of our common stock at a fixed price of $5.00 per share and, on December 12, 2008, purchased 2,360,417 shares of our common stock for $4.23654 per share, which is a price per share equal to $10,000,000 divided by 110% of the average of the daily volume-weighted average price on the NYSE Arca exchange for the common stock for the ten business days ending on and including December 11, 2008. The gross proceeds from the closing of the November 14, 2008 and December 12, 2008 private placement transactions were $20,000,000, before deducting fees and commissions. We paid commissions of $1,232,000 to a placement agent in connection with the closing of the private placement transactions.

Basis of Presentation

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As discussed above, we re-entered the development stage in October 2006. As reflected in the accompanying consolidated financial statements, as of December 31, 2008, we had cash and cash equivalents on hand of $1.5 million and accounts payable and accrued liabilities of $64.5 million. Cash used in operations totaled approximately $22.9 million for the year ended December 31, 2008 and the accumulated deficit and deficit accumulated after re-entry into development stage totaled $96.7 million. We have incurred substantial losses since inception and we are not operating at cash breakeven.

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

Although we raised substantial proceeds during the year ended December 31, 2008, as described above, we have used or committed a substantial portion of these proceeds to fund our operations and development efforts. Further, we are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts. Until we are in a position to generate significant revenues, we will need to continue to raise additional funds to continue operating as a going concern. We may seek this additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also acquire financing through government funding from grants, loan guarantees and private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into prepaid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In October 2008, the FASB FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarified the application of SFAS No. 157 in an inactive market and demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have an impact on the Company’s determination of fair value for financial assets. See Note18, Fair Value Measurements below for additional discussion of our fair value measurements.

No other new accounting pronouncement that became effective during the current fiscal year had or is expected to have a material impact on our consolidated financial statements.

Concentration of Credit Risk

We maintain a portion of our available unrestricted cash in deposit accounts in one bank in Utah. At times, cash balances in these accounts may exceed federally insured limits. From time to time, we invest a portion of our unrestricted cash in an AIM Funds money market account, which is not affiliated with the bank where we maintain our deposit accounts. The money market account earns interest based on a variable rate. At December 31, 2008, our balance in the money market account was $1.5 million and the interest rate applicable to the money market account was 1.33% per annum. The average interest rate applicable to the money market account during the quarter ended and year ended December 31, 2008 was 1.92% and 2.59% per annum, respectively.

Cash from our checking account is swept nightly into an interest bearing account. At December 31, 2008, we had a balance of $0.1 million in this sweep account and the interest rate applicable to the sweep account was 1.11% per annum.

We invest our restricted cash balances in a money market fund managed by JP Morgan Fund. At December 31, 2008, we had a balance of $20.9 million invested in this money market fund and the interest rate applicable to the fund was 1.53% per annum.

Project financing proceeds received by our subsidiaries are subject to the terms and conditions of those arrangements. On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into various definitive agreements (the “Thermo Financing Agreements”) that provide debt financing and tax equity capital for the Thermo No. 1 project totaling $50.6 million. Pursuant to the Thermo Financing Agreements, the funds received can only be used for the purposes permitted by the Thermo Financing Agreements. Any funds not specifically allocated are restricted and can be used only by our Thermo Subsidiary for certain operating expenses. An independent administrative agent has been appointed to administer all of the Thermo Subsidiary’s cash deposits and disbursements. The independent administrative agent has deposited the cash into a money market fund, which earns interest at a variable rate. At December 31, 2008, the interest rate applicable to this money market fund was 1.53% per annum.

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

Concurrent with the issuance of our Convertible Notes, we entered into a Pledge and Escrow Agreement that required us to utilize approximately $8.7 million of the gross proceeds to purchase a portfolio of U.S. Treasury Strips that were placed in escrow to secure the payment of the first four interest payments on the Convertible Notes. In October 2008, approximately $2.2 million of the U.S. Treasury Strips matured. The proceeds from these U.S. Treasury Strips were used to pay the holders of the Convertible Notes their first semi-annual interest payment. Accordingly, the remaining portfolio of U.S. Treasury Strips that were placed in escrow approximates $6.5 million. The effective interest rates applicable to these U.S. Treasury Strips range from 1.36% to 1.72 % per annum. Since these U.S. Treasury Strips are backed by the United States government, we believe that we are not exposed to any significant credit risk relating to these government securities.

We do not believe we are exposed to any significant credit risk associated with our outstanding promissory note receivable totaling $0.1 million. During the year ended December 31, 2008, we generated revenue primarily from one government contractor which was completed in 2008.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current year presentation.

In August 2008, we entered into various financing arrangements in which we sold Class A membership in Thermo No. 1 BE-01, LLC (the “Thermo Subsidiary”) to Merrill Lynch (the “Class A member”) for $24.5 million representing 78.7% of the agreed-upon value of the Thermo Subsidiary which was $31.1 million. We, through our wholly owned subsidiary maintained the Class B membership representing 21.3% of the agreed-upon value.

Under the financing arrangements, the tax benefit and profit/loss allocations is 1% to the Class B member and 99% to the Class A Member until the Class A Member achieves a 15% internal rate of return (“IRR”) on the project. Upon achieving a 15% IRR, the equity ownership automatically flips so that 95% of the tax benefits and profit/loss allocations flow to us through the Class B Member and 5% to the Class A Member.

According to financing agreements between the Company and the Class A Member, we also contributed as equity to Thermo No. 1 the fair value of six leases (640 acres of current well field and 10,000 additional acres of surrounding leased property) to serve as security collateral for the Class A Member’s financing of approximately $29,500. We also contributed as equity to Thermo No. 1 completed well field costs of approximately $26.8 million.

We evaluated the Class A and Class B member voting rights, the minority holder's substantive participative and protective rights, and conditions outlined in FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—and interpretation of ARB No. 51” and determined that the financing arrangement should not be classified as a variable interest entity and that the subsidiary should continue to be consolidated for financial statement purposes. In determining whether our subsidiaries should be classified as variable interest entities, we must make judgments about the minority holder’s substantive participative and protective rights and the other conditions outlined in FIN 46(R). If these judgments prove to be incorrect, it could have a material effect on our results of operations and financial position.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts receivable, notes receivable, interest receivable, accounts payable and accrued liabilities approximate fair values because of the immediate or short-term maturities of these financial instruments. See Note 18, Fair Value Measurements for additional discussion below.

The carrying value and estimated fair value of our debt instruments at December 31, 2008 were as follows:

	December 31, 2008
	Estimated Fair Value	Carrying Value
Note payable	$881,411	$945,833
Long-term 9.5% senior secured note*	24,670,000	31,000,000
Long-term 8.00% convertible senior notes	31,845,000	56,106,767

Total liabilities	$57,396,411	$88,052,600

Due to the original issue discount, cash proceeds of debt are less than the face value of the debt. Therefore, the effective interest rate of 9.5% is greater than the 7.0% stated rate.

*Represents face value of debt without consideration of the original issue discount of $5,155,156 as of December 31, 2008.

We did not have any debt instruments at December 31, 2007.

The estimated fair value of our short-term note payable approximates the fair value of 263,108 shares of our common stock issued on January 27, 2009 at a closing market price of $3.35 per share or $881,411 to settle the note payable totaling $950,000.

The estimated value of our long-term 7.00% senior secured note was determined using a discounted cash flow analysis utilizing the projected cash outflows and a discount rate, which was derived from market and non-market inputs.

To estimate the fair value of our long-term 8.00% convertible senior note, we used a third party pricing service that estimated the fair value based upon theoretical values based on assumptions that market participants would use to price the convertible notes.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are classified as cash equivalents.

Restricted Cash

Restricted cash at December 31, 2008 consisted of a $75,000 certificate of deposit held with a bank to secure a credit card purchasing arrangement utilized to facilitate employee travel and certain ordinary purchases for our business operations. The certificate of deposit earned 2.2% interest per annum until it matured on March 1, 2009. On March 1, 2009, we rolled over the amount from the previous certificate of deposit into new certificate of deposit that earns 1.0% interest per annum maturing on September 1, 2009.

On August 31, 2008, we and our subsidiary Thermo No. 1 BE-01, LLC (the “Thermo Subsidiary”) entered into a debt financing and tax equity capital arrangement with Merrill Lynch for the construction of our Thermo

No. 1 geothermal power plant. Under the arrangement, Merrill Lynch provided debt financing totaling $26.1 million, net of an original issue discount of $5.0 million and $24.5 million of tax equity capital. In addition, we contributed approximately $29.0 million, primarily of well field drilling costs that we had incurred to that date and agreed to make additional capital contributions as necessary to cover the costs to complete the well field. Pursuant to the arrangement, both parties agreed that the cash held at the Thermo Subsidiary would be restricted for use to complete the construction, service the debt and provide for continued operations of the Thermo No. 1 geothermal power plant. The Thermo Subsidiary cash is located in separate cash accounts which are administered by Deutsche Bank. Accordingly, since the Thermo Subsidiary cash is restricted for use, we record the cash accounts as restricted cash. As of December 31, 2008 the Thermo Subsidiary maintained a restricted cash balance of $20.9 million. This balance is to be used to pay accounts payable relating to the construction of the plant and well field development and to fund the distribution account and other reserve accounts.

Investments

We classify investment securities as either available-for-sale or held-to-maturity. Available-for-sale securities and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. We did not have short-term investments classified as available-for-sale during the years ended December 31, 2008 and 2007, respectively. Accordingly, there was no unrealized gain or loss relating to available-for-sale short-term investments recorded for the year ended December 31, 2008 or 2007, respectively.

Held-to-maturity securities include U.S. Government Strips that have coupon dates and coupon amounts that correspond with the amount of interest payable for first four semi-annual interest payments to the holders of our Convertible Notes. The held-to-maturity securities are carried and amortized at cost.

Available-for-sale and held-to-maturity securities are assessed for impairment periodically. To determine if the impairment is other-than-temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, and credit rating. For investments that are deemed other-than-temporarily impaired, losses are recorded and payments received on these investments are recorded using the cost recovery method. Since our investments are backed by the United States government, we believe that no impairment occurred during 2008.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. Management estimates an allowance for doubtful accounts by identifying aged delinquent accounts determined by contractual terms and by using historical experience. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded when received as a credit to the allowance.

Accounting for Geothermal Energy Activities

There are three primary phases involved in the development and construction of our geothermal power projects. During the first phase, the site is identified and evaluated. During the second phase, the power plant, transmission lines and pipelines are constructed and the production and reinjection wells are drilled. The third and final phase is the production phase, during which the power plant is operated over its useful life.

Site Identification and Evaluation

The first step in the site identification and evaluation phase is the identification of potential project sites. As part of the identification process, we incur a variety of costs, which may include costs for topographical studies, geological and geophysical studies, rights to access and study properties, technical materials and maps. Regardless of whether we pursue a project at a particular site, all of the costs associated with the identification of a potential site are considered exploratory in nature and are expensed as incurred.

The next step in the site identification and evaluation phase is land acquisition, pursuant to which we acquire land, lease land, or otherwise obtain the appropriate property interests to develop a potential project. Lease acquisition costs, including lease bonuses, legal costs, permit costs, and the fair value of other forms of compensation to acquire leases are capitalized as power project leases when incurred. The power project leases are capitalized but not amortized until the related power plant is placed in service. At that time, the related power project leases are capitalized as geothermal property plant and equipment and amortized over the estimated useful life of the geothermal power plant. From time to time, we may also purchase land outright to develop. Any land we purchase outright would not be amortized and would be stated in our financial statements at historical cost. We have not purchased outright any property to develop at this time.

Once we have acquired an interest in a geothermal property, we also incur costs to carry and maintain the undeveloped property until we are in a position to determine whether or not to pursue a project on the property. These costs can include delay rentals, certain taxes on the properties, legal costs for title defense, and the maintenance of land and lease records. All of these costs are expensed when incurred.

After, or occasionally prior to, the time we acquire an interest in a property, we conduct additional internal and external studies to determine whether to initiate the development of a project at the site. As part of this process, we may drill slim holes or conduct other activities to help identify the general location and characteristics of the potential geothermal resource. All of these costs, including slim holes, are considered exploratory in nature and are expensed as incurred.

Well Drilling and Plant Construction

We only decide to pursue a project at a site if we determine, with a high degree of confidence, that (i) the site contains an adequate renewable geothermal resource to support a plant that will continually produce electricity without any substantial degradation of the heat resource; and (ii) we can effectively transmit and sell the power generating at a facility. Once we have made this determination for a site, the project begins the second development phase, consisting of construction of the power plant, transmission lines and production and reinjection wells and pipelines.

Before drilling and construction can begin, we must obtain appropriate permits. Permitting costs are capitalized as part of the project costs. We capitalize permitting costs and record them as either well field development-in-progress or construction-in-progress.

After obtaining appropriate permits, we begin to develop the well field for the project by drilling large diameter production holes. In general, these holes are 20 to 22 inches in diameter at the surface and telescope down to between 13 5/8 inches to 9 5/8 inches, depending upon the depth of the well and other conditions. Each hole we drill will result in either a production well, a reinjection well, or an unsuccessful well. Production wells and reinjection wells will ultimately be used in the geothermal power plant. Therefore, drilling costs for production wells and reinjection wells are capitalized. Drilling costs associated with unsuccessful wells are expensed in the period in which we determine they cannot be used in the production of electricity. Capitalized costs associated with well field development-in-progress are reclassified as geothermal property, plant and equipment once the plant is placed in service and amortized over the useful life of the plant, estimated to be 35 years.

Construction of the geothermal power plant, the related transmission lines, and the required substation normally occur concurrent with or subsequent to the drilling of the production and re-injection wells. The costs associated with construction of the power plant and related transmission lines are accumulated and capitalized over the construction period. We begin to depreciate the construction related costs over the estimated useful life of the plant once the power plant is placed in service. The estimated useful life of our power plants is estimated to be 35 years. Our financial results could differ if we had made different judgments relating to the capitalization of drilling costs or if management's judgments prove to be incorrect.

As part of the financing for a project, we incur costs to obtain a report from an independent engineer verifying the production capacity of the well field. The costs associated with the engineer’s report are expensed as consulting costs when incurred and other financing-related costs, such as legal costs, broker fees, and accounting fees are capitalized when incurred.

Production Phase

The final phase of a project is the energy production phase. The energy production phase begins when the plant is completed. Operating costs incurred during the energy production phase are expensed as incurred. Prepaid commissions, if any, pursuant to power purchase agreements relating to the project are amortized over the life of agreements. As of December 31, 2008, no geothermal power plant has been placed in service.

Capitalization of Costs

Our determination to move forward with the process to construct the power plant, transmission lines, production wells and pipelines for a geothermal power project is based on management’s determination, with a high degree of confidence, that a given site contains adequate renewable geothermal resources to support a plant that will continually produce electricity without any substantial degradation of the heat resource. This determination involves significant management judgment and is based on the information available at the time, which may be limited. Once this determination has been made, we begin to capitalize certain construction-related costs. Although management’s determination to proceed with construction activities and capitalize construction-related costs is based on a high degree of confidence that a sufficient geothermal resource exists, the limited information available and the uncertainties associated with potential geothermal resources could later prove our management’s judgments to be incorrect. If management’s judgments with respect to a project prove to be incorrect, we may have to write-off significant costs associated with that project that were previously capitalized, which could have a material adverse affect on our results of operations.

Property, plant and equipment

Property, plant and equipment are stated at cost. Geothermal power plants and related transmission equipment, production and re-injection wells, and power project leases for properties on which the applicable geothermal power plant and related wells are located are capitalized at costs and depreciated or amortized over the estimated useful life of the geothermal power plant when it is placed in service. Equipment is recorded at cost and is depreciated over the estimated useful life of the related asset. Depreciation and amortization is computed using the straight-line method for financial reporting purposes. The estimated useful lives are as follows:

Office software	3-5 years
Office equipment	3-7 years
Engineering software	5-7 years
Engineering equipment	3-7 years
Demonstration vehicles	5-7 years
Marketing equipment	3-7 years
Geothermal power plants, transmission equipment, production and re-injection wells and power project leases	35 years

As of December 31, 2008, no geothermal power plants have been placed in service.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 totaled $277,300, $245,800 and $182,600, respectively.

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

Intangible Assets

Costs of internally developing, maintaining or restoring patents and trademarks that are specifically identifiable and have determinate lives are capitalized. The costs of patents are amortized on a straight-line basis over the estimated useful life or 20 years from the date of the first filing. The costs of trademarks are capitalized but not amortized because their useful lives are indefinite.

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

Our power project leases are considered contract-based intangible assets as defined in FAS 141, “Business Combinations” and the costs to acquire the power project leases are capitalized accordingly. Impairment of the power project leases is evaluated in accordance with FAS 142, “Goodwill and Other Intangible Assets” which consists of a comparison of the fair value with its carrying amount at the balance sheet date. In accordance with FAS 142, we evaluated our intangible assets as of December 31, 2008, for impairment and determined that none of our intangible assets were impaired.

Deferred Finance Costs

Deferred finance costs are recorded at cost and include costs relating to undertaking debt financing activities. Upon successful completion of the related financing, these costs associated with equity financings will be recorded as a reduction of additional paid in capital or, the costs associated with debt financings are amortized as interest expense over the life to maturity of the debt. If related financing is not successfully completed, these costs will be charged to the statement of operations.

Impairment of Long-Lived Assets

We review our long-lived assets, including our well field drilling costs, geothermal power plant and transmission line construction costs, equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment.

The carrying value of other long-lived assets such as the well field drilling costs, geothermal power plant, transmission line construction costs, equipment and intangible assets is considered impaired in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset using a discount rate which reflects our average cost of funds. In connection with performing the FAS 144 analysis, we exercised significant judgments including the assumption that our geothermal power plant will produce electricity over 35 years and a power purchase agreement will be renewed after its expiration.

In accordance with FAS 144, we evaluated our long-lived assets for impairment as of December 31, 2008 and determined that none of our long-lived assets have been impaired, except for one well at our Truckee project.

Accordingly, we expensed the well at December 31, 2008 totaling $3.0 million. For further discussion of the impairment of our well costs, refer to Note 5, Geothermal Well Field Development-in-Progress. We also determined in the fourth quarter of 2008 that, although not impaired under FAS 144, two additional wells at our Thermo No. 1 project would not likely be used in the production of electricity and were expensed accordingly.

Asset Retirement Obligations

We have incurred certain liabilities in our Power Systems business segment related to the retirement of assets in connection with drilling wells and constructing our Thermo No. 1 geothermal power plant in Utah. These liabilities include our obligations to plug wells upon termination of our operating activities, dismantle geothermal power plants upon cessation of operations and perform certain remedial measures related to the land on which such operations were conducted. When a new liability for an asset retirement obligation is recorded, we capitalize the costs of such liability by increasing the carrying amount of the related power project lease. Such liability is accreted to its future value each period, and the capitalized cost is amortized over the useful life of the related geothermal power plant or 35 years. At retirement, we will either settle the obligation for its recorded amount or incur a gain or a loss with respect thereto, as applicable. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, retirement costs and the estimated timing of settling asset retirement obligations.

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

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition, as amended. Although we have earned limited revenue since inception, we expect to earn revenue in the future.

Revenues generated through our Power Systems segment are primarily through the sale of electricity in accordance with power purchase agreements entered into with investor owned utilities and municipalities. Revenues related to the sale of electricity from our geothermal power plants are recorded based upon output delivered provided at rates specified under relevant contract terms. We began generating and transmitting nominal quantities of “test” electricity at our Thermo No. 1 geothermal power plant in December 2008, however we recognized no revenue from the production of this test electricity.

Pursuant to the Thermo financing agreements with Merrill Lynch, we have agreed to serve as the engineering, procurement and construction contractor (“EPC contractor”) for our Thermo Subsidiary and have guaranteed the completion of the construction of the Thermo No. 1 project. Accordingly, as EPC contractor, we received intercompany revenues from our Thermo Subsidiary for the completion of certain construction related milestones. In addition, we have also agreed to serve as the Operations and Management manager (“O&M manager”) for the Thermo No. 1 geothermal power plant. Accordingly, as O&M manager for our Thermo Subsidiary, we expect to receive quarterly fees for our services performed. We also expect to receive fees from our Thermo Subsidiary relating to achieving substantial completion of the Thermo No. 1 power plant and for providing general administrative services. However, since the Thermo Subsidiary is a consolidated entity, these intercompany fees will be eliminated in consolidation.

Revenue is generated through our Transportation & Industrial segment from (1) the sale of prototypes of our motors or PHEV demonstration vehicles to private companies for testing and simulation and (2) from fees and royalties generated by the sales of products and solutions of our licensed manufacturing partners. Revenue from subcontracted engineering services is recognized under the percentage of completion method. Costs incurred to achieve the performance criteria are deferred and recognized concurrent with the recognition of revenue unless they are determined to be unrecoverable. For contracts in which the fee is estimated to equal 100% of the cost to complete the contract, we recognize revenue as the cost is incurred to complete the project using zero as our estimate of profit under the percentage-of-completion method. If estimated costs exceed projected revenues for a reporting period, we recognize a loss on the contract. Under the percentage of completion method, changes in the estimated time and cost to complete the contract may affect the time period over which the unrecognized revenues and related costs are recognized.

The revenue from the sale of prototypes is recognized when the prototype is delivered to the customer. We accepted an initial deposit of $200,000 for production of two extended range PHEVs. The initial deposit is recorded as unearned revenue until the vehicles are delivered. If we are unable to deliver the vehicles, the deposit will be returned.

Equity Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). Under the revised standard, companies may no longer account for share-based compensation transactions, such as stock options, restricted stock, and certain other potential payments using the intrinsic value method as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest due to the fact that service or performance conditions are not satisfied. However, compensation expense already recognized is not adjusted if market conditions are not met, such as when stock options expire “out-of-the-money,” or when options expire unexercised.

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

See Note 15. Common Stock for more information regarding our stock compensation plans.

Options and warrants granted to employees and contractors are valued by applying the fair value based method to stock-based compensation in each period utilizing the Black-Scholes option pricing model, a generally accepted valuation model for determining the fair value of options. The maximum term of each option is ten years. With respect to stock options granted and warrants issued during the years ended December 31, 2008, 2007 and 2006, the assumptions used in the Black-Scholes option-pricing model computations were as follows:

	Year ended December 31,
	2008	2007	2006
Risk-free interest rate	0.93–3.41%	3.65–5.05%	4.35–5.19%
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	97–105%	97–101%	109–117%
Expected exercise life (in years)	2.0-6.0	4.0-6.0	6.0

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

Stock warrants, stock options and unvested share awards are not included in the calculation of dilutive loss per common share because we have experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive. Also see Note 17, Loss per Share of Common Stock for potentially dilutive shares.

Minority Interest in Consolidated Entities

The accompanying consolidated financial statements include all assets, liabilities, revenues, and expenses in a subsidiary that we control, but own less than 100%. Accordingly, we recorded minority interests in the earnings and equity of that subsidiary. We record adjustments to minority interest for allocable portions of income and loss to which the minority interest holders are entitled plus an allocable liquidated book value based upon contractual arrangements. For the year ended December 31, 2008, minority interest was $28.0 million. We also record the changes in minority interest capital accounts relative to the contractual arrangements as gains or losses on the sale of minority interest in our subsidiary. For the year ended December 31, 2008, we recorded a loss on the sale of minority interests totaling $5.3 million.

Note 3. Restricted Short-Term and Long-Term Marketable Securities

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

On March 26, 2008, we used approximately $7.9 million of the proceeds from the Convertible Notes to purchase four discounted U.S. Treasury Strips that have coupon dates and coupon amounts that correspond with the amount of interest payable at each semi-annual payment date of the Convertible Notes. On April 1, 2008, we also purchased additional U.S. Treasury Strips totaling approximately $0.8 million to secure the first four interest payments on the additional $5.0 million of Convertible Notes. Under the Pledge and Escrow Agreement, we are

required to hold these securities to maturity. Accordingly, the discounts are amortized over the period of the coupon and recognized as interest income. At December 31, 2008 the short-term and long-term marketable securities were classified as follows:

Maturity	Principal Amount	Cost	Coupon Date	Coupon Amount
Short-term portion:
03/31/09	$2,000,000	$1,967,720	04/01/09	$2,000,000
03/31/09	200,000	197,320	04/01/09	200,000
09/30/09	2,000,000	1,951,280	10/01/09	2,000,000
09/30/09	$200,000	195,860	10/01/09	$200,000

		4,312,180
Discount amortization		54,077

Total at December 31, 2008		$4,366,257

Maturity	Principal Amount	Cost	Coupon Date	Coupon Amount
Long-term portion:
03/15/10	$2,000,000	$1,933,080	04/01/10	$2,000,000
03/15/10	200,000	194,420	04/01/10	200,000

		2,127,500
Discount amortization		27,590

Total at December 31, 2008		$2,155,090

Interest payments on the Convertible Notes totaling $2,261,556 were due and paid on October 1, 2008.

Note 4. Power Project Leases and Prepaid Delay Rentals

The first phase of our development and construction of our geothermal power projects is site identification and evaluation. The first step in the site identification and evaluation phase is the identification of potential project sites. As part of the identification process, we incur a variety of costs, which may include costs for topographical studies, geological and geophysical studies, rights to access and study properties, technical materials and maps. Regardless of whether we pursue a project at a particular site, all of the costs associated with the identification of a potential site are considered exploratory in nature and are expensed as incurred.

The next step in the site identification and evaluation phase is land acquisition, pursuant to which we acquire land, lease land, or otherwise obtain the appropriate property interests to develop a potential project. Lease acquisition costs, including lease bonuses, legal costs, permit costs, and the fair value of other forms of compensation to acquire leases are capitalized as power project leases when incurred. The power project leases are capitalized but not amortized until the related power plant is placed in service. At that time, the related power project leases are capitalized as geothermal property, plant and equipment and amortized over the estimated useful life of the geothermal power plant. From time to time, we also purchase land outright to develop. Any land we purchase outright is not amortized and is stated in our financial statements at historical cost.

Our power project leases are considered contract-based intangible assets as defined in FAS 141, “Business Combinations” and the costs to acquire the power project leases are capitalized accordingly. Impairment of the power project leases is evaluated in accordance with FAS 142, “Goodwill and Other Intangible Assets” which consists of a comparison of the fair value with its carrying amount at the balance sheet date. In accordance with FAS 142, we evaluated our power project leases as of December 31, 2008 for impairment and determined that none of our intangible assets were impaired.

Once we have acquired an interest in a geothermal property, we also incur costs to carry and maintain the undeveloped property until we are in a position to determine whether or not to pursue a project on the property. These costs can include delay rentals, certain taxes on the properties, legal costs for title defense, and the maintenance of land and lease records. All of these costs are expensed when incurred.

As part of our site identification and evaluation process, as of December 31, 2008, we have accumulated a large portfolio of geothermal interests in four western states in the United States that have the potential to provide sufficient geothermal energy to operate binary cycle geothermal power plants. In addition to our geothermal interests in the United States, in September 2008, we and Indonesia Power were selected as low bidders on a geothermal project in Indonesia. As a result, both companies were awarded a concession by the Indonesian government that includes approximately 100,000 acres of land that contains potential geothermal resources. We are in the process of finalizing a joint venture agreement with Indonesia Power to evaluate the geothermal resources and develop a geothermal power project. We expect this joint venture agreement to be finalized during the first or second quarter of 2009.

The following represent capitalized power project lease and acquisition costs by geographical area and by general project area which include leases surrounding the target project development site at December 31, 2008 (normally, the well field and power plant are designed to be drilled and constructed on leased properties between 480 and 1,000 acres within the project site):

State	Acreage		Capitalized Power Project Lease Acquisition Costs		Prepaid Delay Rental Costs	Total Capitalized Costs
Nevada
*Truckee area	16,600		$734,544	(e)	$50,000	$784,544
Devil’s Canyon area	995		45,680		—	45,680
*Trail Canyon area	10,640		179,593		—	179,593
Other areas	5,325		437,912		—	437,912

Total Nevada	33,560	(a)	$1,397,729		$50,000	$1,447,729

New Mexico
Lightning Dock area	2,520		$4,751,863	(e)	$—	$4,751,863

Total New Mexico	2,520		$4,751,863		$—	$4,751,863

Utah
*Thermo area	25,644		$2,051,076	(e)	$—	$2,051,076
Other areas	135,651		369,975		—	369,975

Total Utah	161,295	(b)	$2,421,051		$—	$2,421,051

Oregon
Klamath Falls area	984		$10,000		$—	$10,000

Total Oregon	984		$10,000		$—	$10,000

Total Power Project Leases	198,359		$8,580,643		$50,000	$8,630,643

*	The “Thermo area” as used in this table includes the Thermo No. 1 project and parcels which are in the closes proximity to the Thermo No. 1 project. This acreage does not include other parcels which we consider part of the greater Thermo area. Our holdings in the immediate vicinity of the Thermo No. 1 project and the greater Thermo area total approximately 51,000. The typical project will generally have a parcel of 480-1,000 acres dedicated to it. These larger acreage numbers represent the total acreage of the leases on which these projects are currently being proposed. However, prior to finalizing project financing for each of these, we anticipating segregating these leases so that only a small portion (480-1,000 acres as stated above) will be dedicated to the typical 10-11 MW project.

The following represent capitalized power project lease and acquisition costs by geographical area and by general project area which include leases surrounding the target project development site at December 31, 2007 (normally, the well field and power plant are designed to be drilled and constructed on leased properties between 640 and 1,000 acres within the project site):

State	Acreage		Capitalized Power Project Lease Acquisition Costs		Prepaid Delay Rental Costs		Total Capitalized Costs
California
Other projects	640	(c)	$210,076		$70,750	(d)	$280,826

Total California	640		$210,076		$70,750		$280,826

Nevada
Truckee project	16,600		$703,120		$50,000		$753,120
Devil's Canyon project	395		17,450		—		17,450
Trail Canyon project	10,080		164,593		—		164,593
Other projects	5,325		437,912		—		437,912

Total Nevada	32,400	(a)	$1,323,075		$50,000		$1,373,075

New Mexico
Lightning Dock project	2,500		$4,346,608	(e)	$—		$4,346,608

Total New Mexico	2,500		$4,346,608		$—		$4,346,608

Utah
Thermo No. 1 project	8,892		$27,697		$—		$27,697
Other projects	91,927		86,525		—		86,525

Total Utah	100,819	(b)	$114,222		$—		$114,222

Washington and Oregon
Other projects	77,914		$38,956		$—		$38,956

Total Washington and Oregon	77,914		$38,956		$—		$38,956

Total Power Project Leases	214,273		$6,032,937		$120,750		$6,153,687

(a)	In December 2006, we paid $25,000 in cash, as a lease bonus, to cover the first year rental obligation, and issue to the owner 25,000 restricted shares of Raser common stock that had a fair value of $115,250 on the grant date to obtain the right to begin development and construction of geothermal power plants on three ranches in central Nevada consisting of approximately 11,600 acres. Under the same lease agreement, we also obtained a grant of geothermal and surface rights, if any, held by a property owner with respect to three million additional acres of land currently used for ranching in central Nevada. During the fourth quarter of 2008, we began the necessary due diligence to determine if the property owner does have any geothermal rights with respect to these three million acres of land. We expect to complete our due diligence in the first or second quarter of 2009.

(b)	Includes a geothermal resource lease agreement with a party that holds an undivided 75% interest on 11,294 acres of land and geothermal resource lease agreement with another party that holds an undivided 25% interest 5,454 acres of land in Utah.

(c)	Acreage excludes interests in approximately 11,000 acres of mineral rights in the State of California. These mineral rights represented mining claims that we staked adjacent to our previously optioned property in California. As noted above, during the second quarter of 2008, management decided not to pursue the project and expensed the related acquisition costs. During the third quarter of 2008, management decided to also abandon the mining claims and expensed the related acquisition costs totaling $95,466.

(d)	Delay rentals totaling $70,750 relating to the mining rights were prepaid in 2007 and expensed in 2008.

(e)	Includes asset retirement obligations relating to plugging our ten wells we have drilled and decommissioning of the Thermo No. 1 geothermal power plant. See Note 11. Asset Retirement Obligation for further discussion of our asset retirement obligations.

Thermo Area Leases

After identifying the Thermo prospect area, we began acquiring geothermal rights. Beginning in April 2007, we entered into several lease agreements with the State of Utah School and Institutional Trust Lands Administration (the “State”) for geothermal rights in the Thermo area totaling approximately 5,500 acres in the Thermo area of Beaver and Iron Counties, Utah. The initial term of the geothermal leases is 10 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Annual delay rental payments on the State’s leases are $1.00 per acre and are due on each anniversary date until production begins. If a geothermal power plant is constructed which utilizes geothermal resource covered by the leases, royalties are paid based on a percentage of electrical sales from the plant.

Additionally, in September, 2007, we entered into a lease agreement with a private landowner for geothermal rights on approximately 11,000 acres of land located in the Thermo area. Through this lease, we acquired a 75% undivided interest in the geothermal rights on the properties. We are in the process of acquiring the remaining 25% undivided interest via a lease with another private entity, which we expect to finalize in the first part of 2009. The initial term of the lease with 75% undivided interests is ten years. Cumulative annual delay rental payments on the lease with 75% undivided interests are $1.00 per acre and are due on each respective anniversary date until production has begun. If a geothermal power plant is constructed which utilizes geothermal resource covered by the lease, royalties are paid based on a percentage of electrical sales from the plant. We expect the lease on the remaining 25% undivided interest to have a five year initial term with other provisions similar to the lease with 75% undivided interests. We also capitalized the present value of our asset retirement obligation totaling $2.0 million that we assumed to plug our wells and decommission our geothermal power plant at the end of its estimated useful life. This asset retirement obligation is included in the carrying cost of the leased properties and amortized when the geothermal power plant is placed in service over its estimated useful life of 35 years.

During 2008, we entered into three separate geothermal leases with private land owners in the Thermo area for $41,200 covering approximately 10,800 acres. The initial terms of the leases are between five and ten years, subject to certain extensions. Annual delay rentals for the three leases total $33,300 and are due on each anniversary date until production begins. If a geothermal power plant is constructed which utilizes geothermal resource covered by the lease, royalties are owed to the landowner based on a percentage of electrical sales from the plant. We continue to pursue the acquisition of geothermal leases on other State parcels and geothermal leases with other private landowners in the Thermo area.

Our general strategy in the Thermo area has been to lease as much property as possible that we consider to be part of the Thermo resource. We anticipate that each typical 10-11 MW project will have a smaller portion of property dedicated to it; typically 480–1,000 acres. We expect to segregate these smaller parcels out from the larger leased positions as we finalize the project financing for each individual project.

Lightning Dock Area Leases

In 2007, we entered into an agreement to acquire GeoLectric, LLC. This agreement was later superseded by our agreement to purchase a BLM lease and other miscellaneous assets totaling $4,260,000 from a subsidiary of GeoLectric, LLC (the “Purchase”). The expenses associated with the negotiation, document preparation, due diligence and other acquisition related activities were capitalized as part of the land acquisition. The Purchase was subject to the BLM’s approval of the assignment of the BLM Lease from the subsidiary of GeoLectric, LLC to us. On December 13, 2007, the BLM approved the assignment of the BLM Lease to us, which fulfilled the condition required to complete the Purchase pursuant to the terms of agreement. Under the assigned BLM Lease, we obtained rights to begin development of one or more geothermal power plants on the property located on approximately 2,500 acres in Hidalgo County, New Mexico. The initial lease term of the assigned BLM Lease began in January 1979 and has been extended based upon certain conditions in the lease until January 2024. Annual delay rental payments of $5,000 are required on each anniversary date until geothermal power production has begun. If a geothermal power plant is constructed which utilizes geothermal resource covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant. We have capitalized certain legal fees directly associated with completing the Purchase and obtaining the BLM lease. We also capitalized the present value of our asset retirement obligation totaling $85,600 that we assumed to plug certain wells associated with the BLM property. This asset retirement obligation is included in the carrying cost of the leased properties and amortized when the geothermal power plant is placed in service over its estimated useful life of 35 years.

With respect to the same 2,500 acres in Hidalgo County, New Mexico, in January 2008, we also entered into a surface access and use lease agreement, or surface lease agreement, with a private property owner in New Mexico (the “New Mexico Property Owner”) and paid $320,000 to obtain surface right-of-way access and drilling rights. The term of the surface lease agreement continues until our geothermal rights respective to the BLM lease have expired. Pursuant to the surface lease agreement, we also obtained certain water rights at $0.50 per acre foot of water with a minimum annual fee of $1,000 during the term surface lease agreement, which is due on each anniversary date of the surface lease agreement.

In August 2008, we paid $1,200 as a lease bonus and entered into a ground lease agreement for 20 acres with the New Mexico Property Owner. The term of the ground lease agreement is indefinite, as long as the power plant, transmission and related facilities on the leased property are producing or capable of producing electricity from geothermal resources. No annual payments are required for the ground lease agreement. Under the ground lease agreement, we obtained the right to construct and operate a geothermal power plant and transmission facilities on the property.

Klamath Falls Area Leases

In January 2008, we paid $10,000 as a lease bonus and entered into a geothermal lease with private land owners for 984 acres approximately 13 miles south of Klamath Falls, Oregon. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The initial lease term is 10 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Annual delay rental payments of $1,000 are due on each anniversary date until production begins.

Truckee Area Leases

In December 2006, we paid $25,000 in cash, as a lease bonus, to cover the first year rental obligation, and issue to the owner 25,000 restricted shares of our common stock that had a fair value of $115,250 on the grant date to obtain the right to begin development and construction of geothermal power plants on three ranches in central Nevada consisting of approximately 11,600 acres. In August 2007, we also granted to the private property owner 35,000 options at a strike price of $15.10 representing the closing market price on the date of the grant as consideration to cancel previously awarded contingently vesting stock. The fair value of the 35,000 options was recorded as power project leases totaling $424,000. Annual delay rental payments total $34,800 on each anniversary date until production of electricity begins. If a geothermal power plant is constructed which utilizes geothermal resource covered by the lease, royalties are owed to the landowner based on a percentage of electrical sales from the plant. The terms of the lease agreement are for 50 years subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Under the same lease agreement, we also obtained a grant of geothermal and surface rights, if any, held by a property owner with respect to three million additional acres of land currently used for ranching in central Nevada. During the fourth quarter of 2008, we began the necessary due diligence to determine if the property owner does have any geothermal rights with respect to these three million acres of land. We expect to complete our due diligence in the first or second quarter of 2009.

In June 2007, we paid $40,000 to the private land owner that held the geothermal rights and entered into a geothermal lease agreement for the same 11,600 acres described above. Under the terms of this lease agreement, there are no delay rental payments. Of the 11,600 acres of leased property, approximately 1,000 acres have been designated for the Truckee project. In September 2007, we participated in a United States Bureau of Land Management (“BLM”) auction to obtain the geothermal development rights for certain parcels of land in the Truckee project site. We successfully won the bid for one parcels of land and entered into a 10-year lease agreement with the BLM covering a total of approximately 5,000 acres. Our payment obligation under this lease was $55,000, which was paid in the third quarter of 2007. Pursuant to the terms of the BLM leases, annual delay rental payments total $15,000. If a geothermal power plant is constructed which utilizes geothermal resource covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant.

Devil's Canyon Area Leases

In February 2007, we entered into a lease agreement with a private property owner covering approximately 155 acres in Devil's Canyon. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The initial lease terms of the lease agreement is 10 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Concurrently, we were assigned the rights of the private property owner's BLM lease covering 240 acres. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The remaining lease terms of the BLM lease agreement is 4 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. In June 2008, we leased an additional 600 acres of private land from another private landowner adjacent to our previously leased property. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The initial lease terms of the lease agreement is 50 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Annual delay rental payments of $20,000 are due on each anniversary date until production begins. If a geothermal power plant is constructed which utilizes geothermal resource covered by the lease, royalties are owed to the landowner based on a percentage of electrical sales from the plant.

In December 2008, we purchased a cold water well containing water rights on property that we had leased for geothermal development. We expect to use this water in our operations of the Devil's Canyon plant.

Trail Canyon Area Leases

In January 2007, we paid $5,000 and issued 5,000 restricted shares of our common stock to a private land owner and entered into a geothermal lease agreement on 635 acres of private land in the Trail Canyon project. The terms of the lease agreement are for 50 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Annual delay rentals total $635 on each anniversary date of the lease until production of electricity begins. In addition, concurrent with entering into this lease agreement, the private land owner assigned to us a BLM lease in the Trail Canyon project for the same 635 acres. The BLM lease contains the rights to develop and construct a geothermal power plant. The term of the BLM lease is 10 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Annual delay rentals for the BLM lease total $635 due on each anniversary date until production of electricity begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant.

In September 2007, we participated in a United States Bureau of Land Management (“BLM”) auction to obtain the geothermal development rights for certain parcels of land in the Trail Canyon project site. We successfully won the bid for one parcels of land and entered into a 10-year lease agreement with the BLM covering a total of approximately 1,900 acres. Our payment obligation under this lease was $126,800, which was paid in the third quarter of 2007. Pursuant to the terms of the BLM leases, annual delay rental payments total $5,700. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant.

In August and November 2007, we paid a total of $5,000 and entered into seven separate lease agreements with seven private land owners of the same private property near the Truckee project drilling site consisting of 4,444 acres to obtain the right to develop and construct a geothermal power plant. The terms of the lease agreements are for 50 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Pursuant to the terms of this lease agreement, annual delay rentals total $4,444 on each anniversary date until production of a geothermal power plant begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the leases, royalties are owed to the respective landowners based on a percentage of electrical sales from the plant.

In May 2008, we paid $15,000 as a lease bonus and entered into a geothermal lease with private land owners for 560 acres in the Trail Canyon project. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The initial lease term is 15 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. The annual delay rental payments total $5,000 on each anniversary date until production of electricity begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the leases, royalties are owed to the respective landowners based on a percentage of electrical sales from the plant.

Additional Power Project Leases

In addition to our power project leases described above, we have also acquired certain additional leases for properties that we are currently evaluating for future projects.

In September 2007, we participated in a United States Bureau of Land Management (“BLM”) auction to obtain the geothermal development rights for certain parcels of land in the Big Smoke Valley of Nye County, Nevada. We successfully won the bid for one parcels of land for the Truckee project, one parcel of land for the Trail Canyon project and two parcels of land for a project that is yet to be determined. The terms of the BLM lease are 10 years. The acreage acquired that has not been assigned to a project totals approximately 8,400 acres. Our payment obligation under these leases was $437,900, which was paid in the third quarter of 2007. Pursuant to the terms of the BLM leases, annual delay rental payments total $25,200. If a geothermal power plant is constructed which utilizes geothermal resources covered by the leases, royalties are owed to the BLM based on a percentage of electrical sales from the plant.

Since March 2007, we have entered into approximately 70 geothermal leases with the State throughout Utah totaling approximately 120,000 acres. These leases are located in areas that we are currently evaluating for future projects. The terms of these geothermal leases are 10 years with an annual delay rental payment on each anniversary date of $1.00 per acre until production of electricity begins. The lease acquisition costs for these State leases totaled approximately $130,000 as of December 31, 2008. If a geothermal power plant is constructed which utilizes geothermal resources covered by the leases, royalties are paid based on a percentage of electrical sales from the plant.

In September 2008, in conjunction with a bid jointly submitted with Indonesia Power, we were also granted a 100,000 acre geothermal concession in West Java, Indonesia. As we finalize our partnership agreement with Indonesia Power which is expected in the first or second quarter of 2009, we intend to enter into a long-term lease agreement with the government of Indonesia to develop these geothermal resources.

In December 2008, we participated in a BLM auction to obtain the geothermal development rights for certain parcels of land in Utah. We successfully won the bids for four parcels of land and entered into four separate 10-year renewable lease agreements with the BLM covering a total of approximately 60,300 acres. Our total payment obligation under these leases was $503,816, of which $199,190 was paid in the fourth quarter of 2008. However, our January 5, 2009 payment for the remaining $304,626 was rejected and returned to us due to our clerical error. We believe that the payment was valid and we are in the process of filing an appeal to re-instate the leases. The costs associated with the leases won at the BLM auction lease will remain capitalized until we receive the final determination of acceptance or rejection of our appeal by the BLM.

As part of the overall consideration for the geothermal lease agreements, we issued 25,000, 5,000, 2,500, and 1,000 restricted shares of our common stock in connection with three Nevada leases, respectively. The fair values of these equity awards were $115,250, $27,350, $12,450 and $9,930 on the respective grant dates, respectively. We have also granted options to purchase 35,000 shares of our common stock at a strike price of $15.10 per share to a property owner in Nevada. The Black-Scholes fair value of the options on the grant date total $423,987. These costs have been capitalized as power project leases. Certain legal fees incurred in connection with acquiring the geothermal lease agreements were also capitalized as power project leases totaling $55,700. We also agreed to pay $50,000 as an advance against future delay rentals and/or royalties beginning in the second year of one of the lease agreements in Nevada. Power project leases are not amortized until a geothermal power plant constructed on the applicable leased property is placed in service. Prepaid delay rentals are not amortized.

Abandoned Leases and Lease Options

In January 2008, we paid $25,000 to obtain a binding option agreement with a land owner in Utah. Under the terms of the binding option agreement, 90 days from the execution of the agreement, we had the option to lease certain geothermal rights on the property totaling 108 acres. Based upon management’s further evaluation of the property, we decided not to exercise this option and terminated the binding option agreement. Accordingly, we expensed $25,000 of capitalized power project lease costs relating to this property.

During the first quarter of 2008, we paid $40,000 to enter into two separate binding option agreements with two private property owners in Utah. Under the terms of the binding option agreements, we had options to lease certain geothermal and water rights on the properties. Based upon management’s further evaluation of the properties, we decided not to exercise these options and terminated our binding option agreements. Accordingly, we expensed $40,000 of capitalized power project lease costs relating to this property.

During the second quarter of 2007, we paid $25,000 to a property owner in California who granted us an option to further pursue the acquisition of geothermal rights on 640 acres of property. In August 2007, we exercised the option and paid $75,000 for the right to develop the geothermal resources on this property. However, during the second quarter of 2008, we determined that we would no longer pursue the development of the geothermal resources on this property and terminated our agreement with the property owner. Accordingly, we expensed $115,000 of capitalized power project lease costs relating to this project.

In November 2007, we entered into an option for the right to pursue the development of geothermal resources on properties owned by International Paper, Inc. in the States of Oregon and Washington totaling 77,914 acres. The lease acquisition costs for these options leases totaled approximately $39,000 as of December 31, 2008. Based upon management’s further evaluation of the properties, we decided not to exercise these options and the binding option agreements were terminated. Accordingly, we expensed $39,000 of capitalized power project lease costs relating to this property.

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

Pursuant to the Thermo Financing Agreements, we agreed to contribute, as Class B membership equity interests, seven geothermal leases held by certain of our wholly owned subsidiaries to the Thermo Subsidiary. One of the geothermal leases contains the property totaling 1,507 acres on which we had drilled wells that are being developed as either production wells or re-injection wells for the Thermo No. 1 project. The other six geothermal leases represent parcels of land surrounding the Thermo No. 1 project area totaling 8,892 acres (“Collateral Parcels”). The Thermo Subsidiary also granted to Deutsche Bank (the “Collateral Agent”) a security interest and continuing lien on all of our right, title and interest in the seven contributed geothermal leases to be held as collateral by the Collateral Agent to secure prompt and complete payment when any and all of the obligations become due.

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

Note 5. Geothermal Well Field Development-in-Progress

Once we have obtained sufficient third-party evaluation and analysis supporting the conclusion, with a high degree of confidence, that our leased geothermal property contains adequate renewable geothermal resources to continually produce electricity, we begin drilling production and reinjection wells for use at the geothermal power plant we intend to build. Depending on the depth of the well and conditions encountered, it typically takes approximately 25 to 90 days to drill a production or reinjection well. Once drilled, the determination of whether the well can be used in the production of electricity can take another six months or more and is normally based upon several factors such as; (1) the results of testing the heat and volume flow of the geothermal liquids, (2) the combined production capacity of the geothermal power plant, (3) the combined electricity producing capacity of the other production wells, and (4) the required total quantity of reinjection wells for the project. The costs of the wells for which the determination of the viability for use as a production or reinjection well is pending are capitalized with those wells that have already been determined for use as production or reinjection wells. The capitalized costs for pending wells and wells that have been determined to be used in the production of electricity are classified on the balance sheet as either well field development-in-progress or as geothermal property, plant and equipment if the plant is already placed in service. When management determines that it is probable that a well will not be used to in the production of electricity by the respective geothermal power plant, the previously capitalized costs of that well are expensed in the period in which the wells are determined to be unusable.

At our Thermo No. 1 project, as of December 31, 2008, we had drilled four wells that had been identified as production wells, two wells had been identified as reinjection wells, one well will be utilized as a cold water well for the cooling towers, and two wells that we have determined to be non-commercial wells at this time. These two non-commercial wells were expensed. One well was in progress which was later identified as a production well.

As of December 31, 2008, we had drilled one production-sized well at the Truckee in 2007 that we have been unable to determine its viability as either a production or reinjection well.

The following table is a roll forward of the capitalized well costs for pending wells the Thermo No. 1 and Truckee projects for the year ending December 31, 2008:

	Thermo No. 1 Project	Truckee Project
Balance at December 31, 2007	$1,720,691	$2,953,580
2008 Activity:
Additions to capitalized well costs for pending wells	39,642,671	48,670
Wells charged to expense	(10,622,102)	(3,002,250)
Reclassification of capitalized well costs from pending wells to wells used in production	(28,842,583)	—

Balance at December 31, 2008	$1,898,677	$—

The costs to drill production and reinjection wells include tangible and intangible drilling costs. Tangible drilling costs include tangible materials that remain as part of the well after drilling is complete such as casing, pipes, wellheads, pumps, rings and drilling pads. Intangible drilling costs include tangible and intangible materials that do not remain as part of the well after the drilling is complete such as, permit preparation, drilling rig rental, salaries and expenses incurred by drilling personnel, lubricants, drilling mud, cement and other materials used in the drilling process, drill bits, freight to deliver the products, fishing costs, sample testing, rental equipment, survey costs, excavation cost, drainage cost, and other expenditures incurred analyzing the drilling process. Internal costs that are directly identified with development of a specific well field are also capitalized when incurred.

Once the related geothermal power plant is placed in service, the drilling costs are reclassified as “Geothermal property, plant and equipment” and depreciated over the estimated useful life of the related geothermal power plant or 35 years.

We have either obtained or are in the process of obtaining permits for the development of eight geothermal projects located in Utah, Nevada, New Mexico and Oregon. During 2008, we continued developing well fields on certain properties in Nevada and Utah. We received appropriate permits and as of December 31, 2008, we have drilled one well at our Truckee project in Nevada and ten wells at our Thermo No. 1 project in Utah. We also began the permitting process to develop well fields at the Devil's Canyon and Trail Canyon project sites in Nevada, the Thermo No. 2 and Thermo No. 3 project sites in Utah, the Lightning Dock project site in New Mexico and the Klamath Falls project site in Oregon. In December 2008, we completed testing of the power generating units at our Thermo No. 1 project site in Utah and began generating and transmitting nominal quantities of “test” electricity. The Thermo No. 1 geothermal power plant was placed in service in the first quarter of 2009. When the geothermal power plant is placed in service, the drilling costs become reclassified as “Geothermal property, plant and equipment”.

The following table sets forth our capitalized drilling and permitting costs for projects to develop geothermal power plants that had not yet been placed in service by geographical area and by project as of December 31, 2008:

State	Intangible Drilling and Permitting Costs	Tangible Drilling Costs	Total Capitalized Costs
Nevada
Truckee project	$—	$—	$—
Devil's Canyon project	77,138	—	77,138
Trail Canyon project	139,806	—	139,806

Total Nevada	$216,944	$—	$216,944
New Mexico
Lightning Dock project	$283,484	$—	$283,484

Total New Mexico	$283,484	$—	$283,484
Utah
Thermo No. 1 project	$25,990,273	$4,750,987	$30,741,260
Thermo No. 2 and Thermo No. 3 projects	5,322	—	5,322
Other projects	66,059	—	66,059

Total Utah	$26,061,654	$4,750,987	$30,812,641

Oregon
Klamath Falls project	$75,559	$—	$75,559

Total Oregon	$75,559	$—	$75,559

Total	$26,637,641	$4,750,987	$31,388,628

The following table sets forth our capitalized drilling and permitting costs for projects to develop geothermal power plants that had not yet been placed in service by geographical area and by project as of December 31, 2007:

State	Intangible Drilling and Permitting Costs	Tangible Drilling Costs	Total Capitalized Costs
Nevada
Truckee project	$2,569,406	$384,174	$2,953,580
Other projects	62,899	—	62,899

Total Nevada	$2,632,305	$384,174	$3,016,479
New Mexico
Lightning Dock project	$12,168	$—	$12,168

Total New Mexico	$12,168	$—	$12,168
Utah
Thermo No. 1 project	$1,472,233	$248,458	$1,720,691
Other projects	1,187	—	1,187

Total Utah	$1,473,420	$248,458	$1,721,878

Total	$4,117,893	$632,632	$4,750,525

Intangible costs are normally higher than tangible drilling cost because tangible costs are limited to tangible materials such as pipe and well casings that become part of the well when the well is completed. Capitalized interest costs included in well field development in progress totaled $652,900 and zero for the year ended December 31, 2008 and 2007, respectively.

Thermo No. 1 Project Wells

As of December 31, 2008, we had drilled four wells had been identified as production wells, two wells had been identified as reinjection wells, one well will be utilized as a cold water well for the cooling towers, and two wells that we have determined to be non-commercial wells at this time. These two non-commercial wells were expensed. One well was in progress which was later identified as a production well.

In December 2008, we completed the testing of our UTC Power Corporation (“UTCP”) power generating units and began generating and transmitting nominal quantities of “test” electricity. As a result of evaluating the combined production capacity of the geothermal power plant and the combined electricity producing capacity of the production wells, in accordance with our policy, we identified two completed production-sized wells at the Thermo No. 1 project that are unlikely to be used for the production of electricity at the Thermo No. 1 geothermal power plant. Although one well initially exhibited production level heat, it was damaged and after redrilling and marginally restoring the well, with the assistance of independent consultants, we determined that it should be expensed. In addition, the other well also initially demonstrated marginal production capabilities; however, we also determined that the well would not likely be used for the production of electricity. Accordingly, we expensed the wells at December 31, 2008 totaling $10.6 million.

Impairment of the Truckee Well

As of December 31, 2008, we had drilled one production-sized well at the Truckee project. After performing an impairment analysis of our long-lived assets at December 31, 2008 in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we determined that the Truckee well was impaired. Accordingly, we expensed the well at December 31, 2008 totaling $3.0 million.

The circumstances that led to the impairment of the Truckee well are primarily due the current world-wide economic conditions that have led to tightening credit markets. Because of the tightening credit markets, we determined that our access to capital may be constrained in the future. Accordingly, we prioritized our cash uses, concentrating our efforts on our largest known resources. As a result, the future undiscounted cash flows from the Truckee well have become uncertain because of the re-prioritization of our projects based upon the changing economic conditions. Therefore, we considered our ability to secure sufficient financing necessary to continue drilling at the Truckee project and determined it was uncertain if we would be able to finance continued drilling at the Truckee project in the near term in addition to our other projects of higher priority. Because of this uncertainty, we expensed $3.0 million in the Power Systems business segment in the fourth quarter of 2008 accordingly. However, management believes that this well could still be used in the production of electricity as either a production or reinjection well in the future should the appropriate financing be obtained.

Note 6. Power Project Construction-in-Progress

The construction of the geothermal power plant, the related transmission lines, and the required substation takes place concurrently with the drilling of the production and re-injection wells. An independent engineering firm prepares the basic blue print design for each geothermal power plant project. The blueprints are customized for each plant prior to beginning construction. Depending on the contractual agreement with the entity financing the project, we either hire a third-party general contractor and several subcontractors to complete the construction of the power plant, installation of the UTCP power generating units, cooling towers and other electrical equipment or we act as the EPC contractor for the project. The construction of the power plant and related transmission lines are accumulated and capitalized over the construction period. Once the geothermal power plant is placed in service, the related construction costs will be reclassified as “Geothermal property, plant and equipment”.

In 2007, we began purchasing UTPC power generating units for the construction of our geothermal power plant at the Thermo No. 1 project. As of December 31, 2008, pursuant to purchase agreements with a manufacturer, we had taken delivery of 163 generating units for use in the geothermal power plants we are developing. Fifty of these generating units have been installed at the Thermo No. 1 project. We had taken delivery of 48 power generating units that are being stored at the Lightning Dock project pending installation at that project. These UTCP power generating units are capitalized as power project construction-in-progress. We had also taken delivery of 27 power generating units that are being stored on the Thermo No. 1 project site that have not yet been assigned to a specific project, and 38 power generating units that are being stored at independent storage facilities in New York and Pennsylvania that have not yet been assigned to a specific project. These 65 power generating units that have not yet been assigned to a specific project are recorded as “Power project equipment” on our consolidated balance sheets totaling $19.7 million. Once the UTCP power generating units are assigned to a project for the purpose of beginning construction at the project site, the applicable costs of the UTCP power generating units will be reclassified from power project equipment to power project construction-in-progress.

Construction of the cooling towers, transmission lines and setting of the UTCP power generating units at the Thermo No. 1 geothermal power plant was completed in October of 2008. The Thermo No. 1 power plant began generating and transmitting nominal quantities of “test” electricity in December 2008 and is expected to become operational at or near full capacity in the first part of 2009.

The Thermo No. 1 project construction in progress costs included costs to construct transmission lines and connecting substations. In order to connect a geothermal power plant to the existing power lines, we must construct transmission lines from the plant to the local utility interconnection point. We also must construct a substation at or near the facility that will increase the voltage from the generation facility to match local utility transmission voltages. We completed construction of approximately 6.5 miles of transmission lines for the Thermo No. 1 project in July 2008 and are in the process of completing the construction of the associated substation and other interconnection lines with the plant. We capitalized approximately $3.8 million of costs associated with the construction of these transmission lines and substation. As of December 31, 2008, we have not begun the construction of transmission lines for any other projects.

As of December 31, 2008, pursuant to certain vendor purchase commitments, we had taken delivery at our Lightning Dock project site of equipment to construct our cooling towers, water pumps and pipes to transport geothermal water from the wellheads to the power generating units and other electronic equipment that will be used to operate the geothermal power plant at the Lightning Dock project site. This equipment is capitalized as power project construction-in-progress at the Lightning Dock project below.

Power project construction-in-progress consisted of the following at December 31, 2008 (by project):

	December 31, 2008	December 31, 2007
Thermo No. 1 project:
Power plant construction-in-progress	$49,722,241	$—
Transmission lines construction-in-progress	3,831,789	—
Accumulated depreciation	—	—

Total Thermo No. 1 project	53,554,030	—

Lightning Dock project:
Power plant construction-in-progress	$18,146,538	$—
Transmission lines construction-in-progress	—	—
Accumulated depreciation	—	—

Total Lightning Dock project	18,146,538	—

Other projects:
Power plant construction-in-progress	$2,371,826	$—
Transmission lines construction-in-progress	—	—
Accumulated depreciation	—	—

Total other projects	2,371,826	—

Net power project construction-in-progress	$74,072,394	$—

Capitalized interest included in construction in progress totaled $368,300 and zero for the years ending December 31, 2008 and 2007, respectively. Amounts capitalized as power project construction-in-progress will not be depreciated until the applicable geothermal power plant is placed in service.

Note 7. Equipment, net

Equipment consisted of the following at December 31:

	2008	2007
Office software	$62,022	$56,950
Office equipment	337,620	308,576
Engineering software	336,496	319,463
Engineering equipment	486,720	416,301
Demonstration vehicles	15,813	27,013
Marketing equipment	12,250	12,250
Geothermal Software	19,811	—
Geothermal equipment	24,585	—
Leasehold improvements	81,682	64,957

Total	1,376,999	1,205,510
Accumulated depreciation	(768,113)	(525,322)

Net equipment	$608,886	$680,188

Note 8. Intangible Assets, net

At December 31, 2008 and 2007, we had capitalized costs directly related to internally developing, maintaining or restoring patents and trademarks totaling $531,377 and $437,303, respectively. The accumulated amortization related to patents at December 31, 2008 and 2007 totaled $46,865 and $33,006, respectively. Since trademarks are considered to have indefinite lives, the costs of trademarks are not amortized.

	December 31,
	2008	2007
Patents	$350,036	$265,280
Trademarks	181,342	172,023

Patents and Trademarks at Cost	531,377	437,303
Accumulated Amortization	(46,865)	(33,006)

Net Patents & Trademarks	$484,512	$404,297

Amortization expense relating to patents totaled $14,900, $15,800, and $16,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Patent amortization expense for the succeeding five years is $18,250 per year or $91,250.

Abandoned or impaired patents and trademarks are written off in the period of abandonment or when the impairment occurred and a loss is recorded based upon the historical cost less accumulated amortization of the asset. For the years ended December 31, 2008, 2007, and 2006, losses relating to abandonment of patents and trademarks total $11,554, $111,460, and $47,965, respectively.

Amortization expense relating to our global license (excluding Australia, New Zealand, South Africa, and Canada) for certain key heat transfer technologies including geothermal, waste heat recovery and bottom-cycling applications at December 31, 2008, 2007 and 2006 totaled $10,892, $10,892 and $3,631, respectively. Amortization expense relating to the global heat transfer technology license for the succeeding five years is $10,892 per year, or $54,460.

During 2008, we entered into various agreements to purchase the water rights from private owners of water rights in Utah, Nevada and New Mexico in order to provide the necessary water to operate the geothermal power plants that we intend to develop. The following table sets forth the quantity and costs of our water rights as of December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
Thermo No. 1 (1,500 acre feet per year)	$867,950	$—
Lightning Dock Project (options to purchase 1,200 acre feet per year)	35,000	—
Other Projects (100 acre feet per year)	100,000	—

Total Water Rights	$1,002,950	$—

Since water rights normally increase in value over time, no amortization is recorded.

Note 9. Deferred Acquisition and Financing Fees

Costs incurred that are directly related to the completion of a proposed acquisition are deferred on the balance sheet and capitalized as part of the purchase price if the transaction is completed. Such costs are expensed if the potential acquisition is no longer considered probable by management. Consistent with this policy, on September 27, 2007, we entered into a binding letter agreement to purchase GeoLectric, LLC. Under the terms of the agreement, we paid $500,000 as a down payment and agreed to subsequent payments based upon certain performance criteria totaling $4.2 million. In anticipation of the proposed acquisition, we incurred certain acquisition costs totaling $160,415 during the fourth quarter of 2007. In December 2007, based upon mutual agreement of all parties, we terminated the binding letter agreement and entered into an asset purchase agreement with a wholly-owned subsidiary of GeoLectric, LLC to purchase a BLM lease covering 2,500 acres in New Mexico and other assets for $4.1 million. According to the asset purchase agreement, the original down payment of $500,000 was converted into a note receivable effective September 27, 2007 and was properly reclassified. Since the acquisition costs incurred during the fourth quarter of 2007 primarily related to acquisition of the BLM lease, we reclassified $160,415 of deferred acquisition costs as power project leases.

At December 31, 2008 and 2007 the deferred acquisition costs balance was $0, respectively.

Deferred financing fees consisted of the following at December 31, 2008:

	December 31, 2008	December 31, 2007
Deferred financing fees for placement of 8.00% convertible senior notes	$2,572,728	$—
Accumulated amortization	(383,063)	—

Net deferred financing fees for 8.00% convertible senior notes	2,189,665	—

Deferred financing fees for fair value of Merrill Lynch warrants vested upon closing Thermo No. 1 financing	$3,999,334	$—
Accumulated amortization	(89,526)	—

Net deferred financing fees for fair value of Merrill Lynch warrants vested upon closing Thermo No. 1 financing	3,909,808	—

Deferred financing fees for closing Thermo No. 1 financing	$1,600,000	$—
Accumulated amortization	(29,091)	—

Net deferred financing fees for the Thermo No. 1 financing.	1,570,909	—

Net deferred financing fees	$7,670,382	$—

Refer to Note 12, Long-Term Senior Secured Note (non-recourse) and Convertible Senior Notes for further discussion of the 8.00% convertible senior notes deferred financing fees and discussion of the Thermo No. 1 project financing agreements. Also refer to Note 16, Warrants for further discussion of the fair value of the warrants that vested upon entering into the Thermo No. 1 project financing arrangements.

Note 10. Note Payable

On February 15, 2008, we executed a promissory note, whereby we agreed to pay to Lightening Dock Geothermal, Inc. (“Lender”) $900,000 in principal plus $50,000 in interest on or before January 5, 2009. The promissory note is secured by a mortgage agreement whereby, our BLM lease is assigned as security against an event of default by us. In the event that we cannot pay the promissory note when due, an event of default would occur. Under the mortgage agreement, we would have 15 business days to cure such event of default or the Lender may exercise any or all of its rights, remedies and recourses including, but not limited to, foreclosure and sale of the BLM lease. Accrued interest payable on this promissory note at December 31, 2008 totaled $45,833. On January 27, 2009, we settled the promissory note payable and issued to the Lender 263,108 shares of our common stock at a closing market price of $3.35 per share at a fair market value of $881,412.

Note 11. Asset Retirement Obligation

The following table sets forth a reconciliation of beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	December 31,
	2008	2007
Balance at beginning of year	$86,193	$—
Actual cost incurred to retire asset	(26,453)	—
Changes in price estimates	(10,338)	—
Liabilities incurred	2,101,675	86,193
Accretion expense	1,153	—

Total asset retirement obligation	$2,152,230	$86,193

Pursuant to the purchase of our BLM lease in New Mexico, we agreed to assume certain plug and abandon obligations for certain wells on the leased land. Management determined that the present value of the total estimated costs to plug and abandon the wells was $86,193. In February 2008, we plugged and abandoned 11 of the well sites at a cost of $26,453. No additional wells were required to be plugged and abandoned during the year ended December 31, 2008.

We completed the construction of the cooling towers, transmission lines and setting of the UTCP power generating units at our Thermo No. 1 project in October 2008. The Thermo No. 1 power plant began generating and transmitting nominal quantities of “test” electricity in December 2008 and is expected to become operational at or near full capacity in the first part of 2009. In connection with the construction of the Thermo No. 1 geothermal power plant, we have incurred a future obligation to dismantle the geothermal power plant, plug and abandoned our ten production-sized wells that we have drilled and restore the property to its original state at the end of the power plant's useful life which is estimated at 35 years. Therefore, we have estimated the present value of the asset retirement liabilities for the Thermo No. 1 geothermal power plant and for each of the respective wells of approximately $2.0 million during 2008.

Asset retirement liabilities for other projects were estimated at $0.1 million at December 31, 2008.

In connection with our asset retirement obligation, we have posted drilling bonds with the Nevada Department of Minerals totaling $50,000, the Utah Division of Water Rights totaling $50,000 and the Oregon Department of Geology & Mineral Industries totaling $25,000 to ensure that we comply with the local plug and abandonment requirements associated with drilling wells.

Note 12. Long-Term Senior Secured Note (non-recourse) and Convertible Senior Notes

On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into the Thermo Financing Agreements that provide debt financing and tax equity capital for the Thermo No. 1 project. According to the Thermo Financing Agreements, the project financing arrangements for the Thermo No. 1 project included approximately $31.1 million of permanent non-recourse debt financing for the Thermo No. 1 project with a fixed annual interest rate of 7.00% over 18 years. Our Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. Pursuant to the Thermo Financing Agreements, the debt financing for the Thermo No. 1 project is held by our Thermo Subsidiary, which is responsible for debt service, all maintenance and operations expenses, and the payment of various fees and distributions to us and Merrill Lynch. Accordingly, if our Thermo Subsidiary defaulted on the loan, there would be no recourse to us to pay the unpaid balance. As of December 31, 2008, we have made principal and interest payments toward the $31.1 million 7.00% senior secured note totaling $377,743 and $682,388, respectively.

On March 26, 2008, we sold $50.0 million aggregate principal amount of our 8.00% Convertible Notes due 2013 pursuant to the terms of the Purchase Agreement between the Initial Purchaser and us. We granted the Initial Purchaser of the Convertible Notes a 30-day overallotment option to purchase up to an additional $5.0 million aggregate principal amount of the Convertible Notes. On April 1, 2008, we sold an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of the Initial Purchaser’s overallotment option. The Convertible Notes were offered through the Initial Purchaser only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. Six qualified institutional buyers purchased the Convertible Notes. The net proceeds from the sale of the Convertible Notes, after deducting financing fees of $2.2 million, totaled $52.8 million. The Convertible Notes’ financing fees of $2.2 million has been capitalized as a deferred financing fee and will be amortized as additional interest expense over the five-year term of the Convertible Notes (see Note 9. Deferred Acquisition and Financing Fees above). On October 1, 2008, we paid the first semi-annual interest payment to the current holders of the Convertible Notes totaling $2.2 million.

The Convertible Notes bear interest at a rate of 8.00% per annum, which is payable semi-annually. The Convertible Notes are convertible, at the holder’s option, at an initial conversion rate of 108.3658 shares of common stock per $1,000 principal amount of Convertible Notes, which represents a 20% conversion premium based on the last reported sale price of $7.69 per share of our common stock on March 19, 2008. Conversion of all Convertible Notes will result in the issuance of up to a maximum of 5,960,121 shares of our common stock. As of December 31, 2008, none of the Convertible Notes had been converted. The Convertible Notes are unsecured and rank on parity with all of our other existing and future unsecured indebtedness.

The table set forth below represents outstanding payments for our long-term senior secured note (non-recourse) and convertible senior notes and related scheduled payments as of December 31, 2008:

	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Long-term 7.00% senior secured (non-recourse note),*	$724,380	$830,523	$956,577	$1,039,290	$1,202,279	$25,990,300	$30,797,349
Long-term 8.00% convertible senior notes	—	—	—	—	55,000,000	—	55,000,000
Note payable	950,000	—	—	—	—	—	950,000

Total long-term debt obligations	$1,674,380	$830,523	$956,577	$1,093,290	$56,202,279	$25,990,300	$86,747,349

*	Scheduled payments represent payments on the face value of the note without to the recorded discount of $5,155,156.

Concurrently, with the pricing of the Convertible Notes, we entered into a call spread option transaction and a confirmation of a forward stock purchase transaction with an affiliate of the Initial Purchaser of the Convertible Notes. We used approximately $15.0 million of the net proceeds from the offering to repurchase shares of our common stock pursuant to the forward stock purchase transaction and approximately $5.9 million of net proceeds to fund the call spread option transaction. We used the remaining net proceeds from the offering for general corporate purposes and to continue well field and other development activities for the geothermal power plants we are developing. For further discussion of the call spread option and forward purchase transaction, refer to Note 15. Common Stock below.

Note 13. Minority Interest

In conjunction with the Thermo No. 1 project financing, our Thermo Subsidiary issued new member units to Merrill Lynch L.P. Holdings Inc. (“Class A Investor”) who contributed $24.5 million in exchange for an equity interest, of which $3.7 million was received on September 8, 2008 and the remaining balance of $20.8 million was received on October 20, 2008.

The Thermo Financing Agreements provide for the allocation of 99% of profits and losses to the Class A Investor until the Class A Investor earns a target internal rate of return of 15%. Upon reaching the target rate of return, the Class A Investor’s allocation of profits and losses will automatically be reduced to 5.00%.

Because we maintained a 75% voting interest in our Thermo Subsidiary, we will continue to consolidate 100% of the assets and liabilities of our Thermo Subsidiary. The Class A Investor’s interest in our Thermo Subsidiary is reflected as “Minority Interest” in our consolidated balance sheet and statement of operations. For the year ended December 31, 2008, minority interest was $28.0 million. We also record the changes in minority interest capital accounts relative to the contractual arrangements as gains or losses on the sale of minority interest in our subsidiary. For the year ended December 31, 2008, we recorded a loss on the sale of minority interest in our subsidiary totaling $5.3 million.

In conjunction with the issuance of Class A member interest, our share of our Thermo Subsidiary’s net equity was reduced by $1.4 million. In accordance with SEC Staff Accounting Bulletin Topic 5H, we initially elected to record the $1.4 million as a reduction in paid in capital rather than a loss on the sale of a subsidiary. However, after further evaluation, we changed the method of accounting to recognize the loss on the sale of minority interest in our subsidiary in the income statement rather than as a reduction in additional paid in capital. We believe that this change in accounting method did not materially impact the third quarter of 2008 condensed consolidated financial statements.

See further discussion of the change in accounting method at Note 24. Quarterly Financial Data below.

Note 14. Contingencies and Commitments

We have entered into non-cancelable operating leases for our corporate offices and a testing facility. We have commitments under these leases that extend through December 31, 2011.

Future minimum lease payments under non-cancelable operating leases under Statement of Financial Accounting Standard No. 13 (“FAS 13”), “Accounting for Leases”, of December 31, 2008 were as follows:

Year Ending December 31,	Minimum lease payment
2009	$446,753
2010	422,359
2011	432,002
2012	—
2013	—
Thereafter	—

Total minimum payments	$1,301,114

Total rent expense for the years ended December 31, 2008, 2007 and 2006, was approximately $316,000, $265,000 and $226,000, respectively.

On April 21, 2008, our wholly-owned subsidiary entered into a Road Construction and Maintenance Agreement with Beaver County, Utah to post an improvement bond, or mutually agreed upon equivalent, in the amount of $100,000. We are currently in the process of securing the improvement bond.

During 2007 and 2008, we executed multiple purchase agreements with UTCP relating to the purchase of 250 power generating units for the geothermal power plants we intend to develop. Under the provisions of these agreements, we had paid down payments totaling approximately $3.8 million in 2007 and $7.3 million in 2008. On August 31, 2008, we finalized the project financing arrangements to provide for debt financing and tax equity capital for the Thermo No. 1 project. Concurrent with the closing of the debt financing, our Thermo Subsidiary paid approximately $6.2 million toward the UTCP power generating units received in accordance with the first purchase agreement.

On December 23, 2008, the first purchase agreement with UTCP was terminated and the other purchase agreements with UTCP were amended into three separate purchase agreements (the “Amended Agreements”) to properly reflect the actual distribution of the generating units to the Thermo No. 1 project site and establish greater flexibility for distribution of the generating units to future projects. Under the Amended Agreements, the deposits and payments already made under the previous purchase agreements were allocated to the new purchase agreements consistent with the actual and intended future distributions of the generating units. As of December 31, 2008, we were obligated to pay UTCP approximately $56.3 million to complete the agreements of which approximately $34.1 million is included in our accounts payables and accrued liabilities.

We have also entered into certain purchase obligations including a series of purchase and service agreements whereby certain vendors have agreed to provide certain equipment and services to us. As of December 31, 2008, we were obligated to pay the vendors including UTCP approximately $69.6 million in 2009; $4.9 million in 2010; $5.0 million in 2011; $5.1 million in 2012; and $5.2 million in 2013. Since our geothermal lease agreements are not considered to be operating leases under the Statement of Financial Accounting Standard No. 13 (“FAS 13”), “Accounting for Leases”, these purchase obligations include delay rental payments that we have agreed to make in order to maintain our granted rights to the leased properties.

Contingent Options and Share Grants

During the third quarter of 2006, we committed to grant 50,000 options to a key technical employee contingent upon attainment of certain performance objectives. During the third quarter of 2007, we granted the 50,000 options to the key technical employee upon the announcement of a license agreement with an alternator re-manufacturer. The exercise price of $12.80 was established at the closing market price on the day after the announcement. Vesting of the options continues to be contingent upon the attainment of certain performance objectives. These options were cancelled when the employee terminated employment in April 2008. Accordingly no equity compensation was recognized relating to the contingent options during the years ended December 31, 2008 and 2007, respectively.

On December 22, 2006, we entered into a 50-year geothermal lease agreement to obtain the right to begin development and construction of geothermal power plants on properties in Nevada consisting of 11,600 acres. We also have rights to pursue similar projects on 3.0 million additional acres of land with respect to which the land owner may have geothermal rights. During the fourth quarter of 2008, we began the necessary due diligence to determine if the property owner does have any geothermal rights with respect to these three million acres of land. We expect to complete our due diligence in the first or second quarter of 2009. As part of the consideration of the 50-year geothermal lease agreement, we committed to grant 25,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. In December 2007, by mutual consent of both parties, the geothermal lease agreement was amended to cancel the contingent share grant. No equity based compensation expense has been recognized relating to these contingent shares.

On June 18, 2007, we entered into a 10-year geothermal lease agreement to obtain the exclusive right to drill for, extract, produce, remove, utilize, sell and dispose of all forms of thermal energy on the same property we previously leased on December 22, 2006 in Nevada. This lease was necessary to more fully secure our interest in the property. As part of the consideration for the 10-year geothermal lease agreement we committed to grant 25,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. At the end of each quarter since the grant date, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we did not recognize equity compensation during the years ended December 31, 2008 and 2007, respectively.

On October 22, 2007, the Compensation Committee granted options to purchase 10,000 shares of our common stock to a key power systems employee. Vesting of these options is contingent upon successfully placing one geothermal power plant under his supervision in service. The option exercise price is $11.87 per share, which was the closing market price on the grant date. Failure to successfully place the geothermal power plants in service will result in the forfeiture of the unvested contingent options. At December 31, 2007, management assessed the likelihood of completing the contingent requirements and concluded that it should be considered “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies” that a geothermal power plant be placed in service under his supervision. Accordingly, we did not recognize equity compensation during the years ended December 31, 2008 and 2007, respectively.

On May 24, 2007, we entered into a geothermal project alliance agreement whereby a service provider agreed to provide engineering advice to us relating to geothermal drilling and geothermal power plant construction. As part of the consideration for the agreement, we agreed to grant 5,000 shares of common stock upon issuance of a certificate of completion with respect to each of the first three specific projects. During the second quarter of 2008, management assessed the likelihood of completing the contingent requirements and concluded that the completion of the first geothermal power plant was considered “probable” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we recognized equity compensation for the years ended December 31, 2008 and 2007 totaling $29,100 and zero, respectively. For the other two specific projects, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we did not recognize equity compensation for the other two specific projects during the years ended December 31, 2008 and 2007, respectively.

On May 31, 2007, we granted options to purchase 50,000 shares of our common stock to a key executive in our power systems segment. Vesting of these options is contingent upon successfully placing each of our first three geothermal power plants in service. The options will vest with respect to one third of the shares each time one of the three geothermal power plants is successfully placed in service. The option exercise price is $7.20 per share, which was the closing market price on the grant date. Failure to successfully place any of the first three geothermal power plants in service will result in the forfeiture of one third of the unvested contingent options. During the second quarter of 2008, management assessed the likelihood of completing the contingent requirements and concluded that the completion of the first geothermal power plant was considered “probable” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we recognized equity compensation for the year ended December 31, 2008 and 2007 totaling $80,844 and zero, respectively. For the other two specific projects, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we did not recognize equity compensation for the other two specific projects during the year ended December 31, 2008 and 2007, respectively.

On January 14, 2008, the Compensation Committee granted options to purchase 100,000 shares of our common stock to a key power systems employee. Vesting of these options is contingent upon successfully achieving certain sales levels. The option price is $16.50 per share, which was the closing market price on the grant date. Failure to successfully, attain the predetermined sales levels will result in forfeiture of the unvested contingent options. At December 31, 2008, management assessed the likelihood of completing the contingent requirements in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Based on this assessment, management concluded that it is “reasonably possible” that a geothermal power plant will be placed in service under the employee’s supervision and that the required sales level can be met. Accordingly, we did not recognize equity compensation during the year ended December 31, 2008.

On December 5, 2008, the Board of Directors granted options to purchase 50,000 shares of our common stock to a service provider. The option price is $4.00 per share which exceeded the closing market price on the day of the grant of $3.55 per share. Vesting of these options is contingent upon the successful completion of a strategic transaction which nets to us cash proceeds in an amount greater than or equal to $50.0 million. At December 31, 2008, management assessed the likelihood of completing the contingent requirements in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Based on this assessment, management concluded that it is “reasonably possible” that a geothermal power plant will be placed in service under the employee’s supervision and that the required sales level can be met. Accordingly, we did not recognize equity compensation during the year ended December 31, 2008.

Guarantees

On August 31 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into the Thermo Financing Agreements. The Thermo Financing Agreements included an equity capital contribution agreement (the “ECCA”) between our Thermo Subsidiary and Merrill Lynch L.P. Holdings, Inc. (“ML Holdings”). Pursuant to the ECCA, our Thermo Subsidiary agreed to fund any drilling costs in excess of the original drilling account escrow of $5.7 million established to complete the well field drilling of the Thermo No. 1 project (the “Drilling Escrow Top Up”). In conjunction with independent geothermal engineers, we have performed monthly reviews of our estimated cost to complete the well field for production. Through March 8, 2009, we have contributed an additional $8.9 million to the drilling account escrow for completion of the well field.

The Thermo Agreements include a guaranty agreement dated August 31, 2008 among our Thermo Subsidiary, the Class A investors of our Thermo Subsidiary, and us. Under the guaranty agreement, we guarantee the full payment of the Drilling Escrow Top Up. Our liability under this agreement will continue until the guaranteed obligation is satisfied in full. We expect to complete our drilling at the Thermo No. 1 project during the first or second quarter of 2009; however, the maximum potential future payments may be unlimited if our wells cannot produce enough electricity so that the Thermo No. 1 geothermal power plant can achieve full capacity.

The Thermo Financing Agreements, also include an engineering, procurement and construction agreement (the “EPC Agreement”) with our Thermo Subsidiary. Pursuant to the EPC Agreement, we agreed to oversee the engineering, procurement and construction of the geothermal power plant for the Thermo No. 1 project. In addition, we guaranteed the completion of the geothermal power plant construction and the payment of all services performed by the subcontractors. We expect to make the payments to the subcontractors, including cost overruns, if any, in the ordinary course of business. All intercompany transactions related to the EPC Agreement are eliminated in consolidation of the financial statements. Our liability under this agreement will continue until the guaranteed obligation is satisfied in full. We expect to complete our construction phase at the Thermo No. 1 project during the first or second quarter of 2009.

In connection with the Thermo Financing Agreements, we also entered into an amended and restated purchase contract (the “Amended and Restated Purchase Contract”) with UTCP relating to the purchase of generating units for the Thermo No. 1 project. Under the terms of the Amended and Restated Purchase Contract, UTCP has agreed to allow us to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 project. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, then we will keep the retained portion of the purchase price as a liquidated damages payment. If the Thermo No. 1 project is not successfully completed as a result of any other reason, we will reimburse UTCP for any liquidated damages paid by UTCP. To secure payment of our obligations to reimburse UTCP under the Amended and Restated Purchase Contract, we provided a security interest to UTCP in five patents relating to our Transportation & Industrial segment. We believe that the likelihood that we will be obligated to reimburse UTCP for liquidated damages under the Amended and Restated Purchase Contract is “remote.” Accordingly, we estimate the maximum potential obligation and the related fair value of the obligation under the Amended and Restated Purchase Contract to be immaterial at this time. Therefore, no liability had been recorded at December 31, 2008.

We have previously entered into a license and sublicense agreement for heat transfer technologies through our wholly owned subsidiary, Raser—Power Systems, LLC. We also entered into a guaranty on behalf of the subsidiary to irrevocably and unconditionally guarantee full and prompt payment and performance of all the subsidiary obligations under the license and sublicense agreement. The guaranty will remain in full force and effect until satisfaction in full of all the subsidiary’s obligations under the agreement and is binding on any successors. The maximum potential amount of future payments under this guarantee cannot be estimated, but payment obligations will be limited to the actual royalties’ payable arising from developed projects that utilize the heat-transfer license.

As of December 31, 2008, we did not have any letters of credit or repurchase obligations.

Note 15. Common Stock

Private Equity Placements

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

On November 14, 2008, we sold 2,000,000 shares of our common stock at a fixed price of $5.00 per share in a private equity transaction or $10.0 million. We also sold 2,360,417 shares of our common stock on December 12, 2008 for $4.23654 per share, which is a price per share equal to $10.0 million divided by 110% of the average of the daily volume-weighted average price on the NYSE Arca exchange for the common stock for the ten business days ending on and including December 11, 2008. The gross proceeds from the closing of the November 14, 2008 and December 12, 2008 private placement transactions were $20,000,000, before deducting fees and commissions. We paid commissions of $1,232,000 to a placement agent in connection with the closing of the private placement transactions. In connection with this private placement, we issued 7,458,532 warrants to purchase our shares of common stock (see Note 16. Warrants below).

Stock-Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and the stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of December 31, 2008, we were authorized to issue up to 7,943,173 shares of common stock pursuant to the Plan.

Three of our Board of Directors also participate in an additional compensation plan for our outside directors. The standard equity package under the this plan consists of stock awards, each award having a nominal value of

$95,000 as of the date of the Annual Meeting of Stockholders (with the actual share award rounded to the nearest round lot of 100 shares). Current outside directors that had not previously participated in this plan, could elect to participate in the new plan by making an election within 30 days of the Annual Meeting of Stockholders. Any director who elects to adopt this plan retains all options vested up to that point under previous compensation arrangements and forfeits all unvested options. During the year ended December 31, 2006, three of the eligible outside directors elected to adopt this plan. Accordingly, the three outside directors forfeited a cumulative total of 156,667 unvested options and were granted a total of 10,600 shares each to be delivered on June 27, 2007, one year after the 2006 Annual Meeting of Stockholders. Each of the three directors were granted 12,700 shares on June 1, 2007, date of the Annual Meeting of Stockholders, to be delivered on June 1, 2008, one year after the 2007 Annual Meeting of Stockholders. Three directors were granted 9,500 shares on May 28, 2008, date of the Annual Meeting of Stockholders, to be delivered on May 28, 2009, one year after the 2008 Annual Meeting of Stockholders. If the director resigns prior to the delivery date, the shares will be forfeited and not delivered.

Employee and Director Share Grants and Option Grants

We granted common stock to our employees and directors totaling 28,500 shares during the year ended December 31, 2008. We also granted options to purchase an aggregate of 557,950 shares of common stock during the year ended December 31, 2008. During the years ended December 31, 2007 and 2006, we granted to our employees and directors 43,100 and 67,800 shares of common stock, respectively, and options to purchase an aggregate of 992,500 and 481,500 shares of common stock, respectively. During the years ended December 31, 2008, 2007 and 2006, vested options expired “out of the money” and were not exercised totaling 78,050, 2,000 and 58,200, respectively. During the years ended December 31, 2008, 2007 and 2006, employees forfeited 92,325, 10,500 and 108,800 of unvested options to purchase shares of common stock, respectively.

During the year ended December 31, 2008, no unvested share grants were forfeited. During the year ended December 31, 2007, a former employee forfeited 2,000 unvested stock grant shares. During the year ended December 31, 2006, two former employees forfeited 316,668 unvested stock grant shares and were granted 220,833 additional shares of common stock in settlement of employment arrangements. Approximately $4.1 million of non-cash equity expense was recognized in year ended December 31, 2006 related to these settlements.

During the year ended December 31, 2008, we issued 43,125 shares of common stock as a result of option exercises, and 5,990 shares of common stock as a result of warrant exercises. During the year ended December 31, 2007, we issued 199,500 shares of common stock as a result of option exercises, and 1,069,726 shares of common stock as a result of warrant exercises. During the year ended December 31, 2006, we issued 66,000 shares of common stock as a result of option exercises, and 6,000 shares of common stock as a result of warrant exercises.

In the third quarter of 2008, we modified the terms of our options to increase the period in which the holder of vested options may exercise those options after termination of employment. We believe the impact of this change was not material.

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

On October 10, 2008, in settlement of an outstanding invoice totaling $450,000, we granted 112,782 restricted shares of our common stock to a service provider for design and engineering services related to our geothermal power plant development efforts. The 112,782 shares represented the fair value of the amount to be applied towards the outstanding invoice on the date of the grant. The fair value of these shares totaled $450,000.

On December 16, 2008, in partial settlement of an outstanding invoice, we granted 34,483 restricted shares of our common stock to a service provider for the construction of our Thermo No. 1 geothermal power plant. The 34,483 shares represented the fair value of the amount to be applied towards the outstanding invoice on the date of the grant. The fair value of these shares totaled $150,000.

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

Convertible Preferred Stock

We did not issue convertible preferred stock during the years ended December 31, 2008 and 2007.

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

On December 5, 2008, we granted options to purchase 95,000 shares of our common stock to a service provider for consulting services to assist us with entering into a corporate alliance to finance the construction of future geothermal power plants. The options have an exercise price of $4.00 per share which exceeded the closing market price on the grant date of $3.55 per share. The options have a fair value of $175,351 which was recorded as power project development expense.

During the third quarter of 2007, we granted options to purchase 35,000 shares of our common stock to the owner of three ranches in Nevada as consideration to secure certain surface rights to the land. The options have an exercise price of $15.10 per share which was established as the closing market price on the grant date. The options had a fair value of $423,987 that was recorded as power project leases. We did not grant options to purchase shares of our common stock to service providers during 2006.

See discussion of contingently vesting warrants and non-contingently vesting warrants issued during 2008 and 2007 and utilization of a binomial lattice model to calculate their fair value in Note 16, Warrants below.

The activity for stock options and warrants during the years ending December 31, 2008, 2007 and 2006, respectively is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006:	1,921,947	$9.38
Granted	481,500	9.18
Exercised	(72,000)	4.12
Expired or forfeited	(323,667)	18.63

Outstanding at December 31, 2006:	2,007,780	$7.95	$2,188,606

Granted	2,189,512	7.01
Exercised	(1,269,226)	5.75
Expired or forfeited	(17,500)	13.18

Outstanding at December 31, 2007:	2,910,566	$8.14	$20,494,977

Granted	11,961,482	8.66
Exercised	(154,115)	4.40
Expired or forfeited	(165,375)	10.69

Outstanding at December 31, 2008:	14,552,558	$8.57	$50,560

Exercisable at December 31, 2006:	1,323,222	$5.93	$2,161,924

Exercisable at December 31, 2007:	1,499,641	$6.99	$12,410,954

Exercisable at December 31, 2008:	10,578,354	$7.20	$49,235

The total intrinsic value of options and warrants exercised in the years ended December 31, 2008, 2007 and 2006 was approximately $297,394, $8,943,604 and $598,895 respectively. The cash received from exercises of options and warrants in the years ended December 31, 2008, 2007 and 2006 was approximately $678,597, $7,294,868 and $296,600, respectively.

The following tables summarize certain stock option and warrant information at December 31, 2008:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$3.00 – $5.75	1,399,693	6.36	$4.32	$50,560
$6.00 – $11.00	8,603,032	9.66	6.31	—
$11.01 – $17.20	4,516,500	6.35	14.05	—
$25.95	33,333	6.30	25.95	—

Total	14,552,558	8.31	$8.57	$50,560

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$3.00 – $5.75	944,614	5.62	$4.05	$49,235
$6.00 – $11.00	7,881,907	9.76	6.11	—
$11.01 – $17.20	1,718,500	6.28	13.58	—
$25.95	33,333	6.30	25.95	—

Total	10,578,354	8.81	$7.20	$49,235

The following table summarizes the non-vested stock options at December 31, 2008:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2006:	786,350	$13.13
Granted	481,500	7.91
Vested	(317,825)	8.99
Forfeited	(265,467)	15.97

Non-vested at December 31, 2006:	684,558	$10.28

Granted	1,137,500	6.30
Vested	(410,633)	7.92
Forfeited	(15,500)	10.66

Non-vested at December 31, 2007:	1,395,925	$7.73

Granted	802,950	6.74
Vested	(482,346)	6.57
Forfeited	(92,325)	11.96

Non-vested at December 31, 2008:	1,624,204	$7.34

The following table summarizes the non-vested stock awards at December 31, 2008:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Non-vested at January 1, 2006:	651,835	$4.43
Granted	616,133	10.17
Vested	(887,583)	8.23
Forfeited	(316,668)	3.87

Non-vested at December 31, 2006:	63,717	$9.79

Granted	265,600	5.62
Vested	(282,467)	6.02
Forfeited	(2,000)	17.19

Non-vested at December 31, 2007:	44,850	$8.54

Granted	348,279	6.21
Vested	(363,045)	6.18
Forfeited	—	—

Non-vested at December 31, 2008:	30,084	$10.07

Vested and undelivered shares relating to delayed share delivery schedules for two former employees totaled 289,165 shares and had a weighted average fair market value of $4.73 per share at December 31, 2006. There are no vested and undelivered shares at December 31, 2008 or December 31, 2007.

As of December 31, 2008, there was $9,876,888 (pre-tax) and $138,405 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 2.08 years. The following table summarizes the unrecognized compensation expense expected to be recognized in future periods at December 31, 2008.

Stock-based compensation expense (pre- tax)
2009	$3,707,780
2010	3,258,683
2011	1,597,522
2012	1,140,861
2013	310,447

Total:	$10,015,293

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

In accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we recorded the $5,850,000 cost of the call spread option transaction as a net reduction in additional paid in capital on the Consolidated Balance Sheets for the year ended December 31, 2008 and will not recognize subsequent changes in fair value.

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

We accounted for the forward stock purchase transaction pursuant to guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” Accordingly, the $15.0 million cost of the forward stock purchase transaction was recorded as a reduction to additional paid in capital on the Consolidated Balance Sheets for the year ended December 31, 2008 and we will not recognize subsequent changes in fair value.

Contingent Options and Share Grants

Refer to discussion of contingent options and share grants in Note 14, Commitment and Contingencies above.

Note 16. Warrants

Contingent Warrants

On January 16, 2008, we granted to Merrill Lynch warrants to purchase up to 3,700,000 shares of our common stock, subject to vesting requirements associated with the financing of our geothermal power plants. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. In accordance with the anti-dilution provisions included in the warrants, the issuance of the Convertible Notes and the issuance of common stock during the third quarter of 2008 and the issuance of common stock in connection with our private equity placement during the fourth quarter of 2008 resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $13.24 to $16.90. The warrants expire on January 16, 2015 and would generate proceeds totaling $51.0 million if all of the warrants vest and are exercised.

Warrants to purchase 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project. These warrants are immediately exercisable and have a current exercise price of $13.24. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the performance criteria related to the vesting of the warrants has been completed. Since the vesting of warrants was a result of closing the project financing, we allocated the fair value between the net proceeds of the debt and the amount of equity contribution in our Thermo Subsidiary. We used a binomial lattice option-pricing model to calculate the fair value of the vested warrants. Accordingly, the fair value of the vested warrants allocated to the issuance of debt totaled $3,999,334 and the fair value of the vested warrants allocated to the equity contribution in our Thermo Subsidiary totaled $3,749,728.

However, since the performance criteria related to the vesting of the remaining unvested warrants has not been completed, we have not recognized the fair value of the unvested warrants as deferred financing costs. The fair value of any of the remaining unvested warrants that vest in the future will be capitalized and recorded as deferred financing costs.

The number of unvested warrants that vest in connection with a project funding will depend on the amount of funding provided. No more than 3,700,000 warrants may vest pursuant to the financing of the first 100 MW of power projects funded under the Merrill Lynch Commitment Letter. The following table sets forth the general terms of the vesting schedule and the exercise price (as adjusted through December 31, 2008) applicable to each portion of warrants to vest in accordance with the schedule:

Vesting Schedule	Exercise Price
Concurrent with the closing of the funding with respect to the Thermo No. 1 project, warrants vested and became exercisable for the purchase of 1,350,000 shares of common stock.	$13.24
Concurrent with the closing of each funding with respect to any portion of the next 10 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 150,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$13.24
Concurrent with the closing of each funding with respect to any portion of the next 30 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 100,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$13.24
Concurrent with the closing of each funding with respect to any portion of the next 50 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 50,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter.	$16.90
Concurrent with the closing of the funding with respect to the final MW (i.e., the one hundredth MW) of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 200,000 shares of common stock.	$16.90

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

2008 Private Placement Warrants

As part of the November 14, 2008, $20.0 million private placement, we issued 7,458,532 warrants to the security holder to purchase our shares of common stock. The warrants have a strike price per share of equal to the lesser of (i) six dollars ($6.00) or (ii) a price equal to the average of the daily market prices of our common stock for the forty (40) business days ending on the third business day prior to the exercise of the Warrants, less $0.60, subject to certain adjustments. The warrants have a term of ten years.

2007 Private Placement Warrants

As part of the March 30, 2007, private placement, each investor, including one member of our board of directors, received warrants to purchase additional shares equal to approximately 35% of the shares of common stock purchased by such investor. Accordingly, warrants to purchase 942,739 shares were issued to investors, including one member of our board of directors, at a cash-only exercise price of $6.05 per share. As described below, all of these warrants were exercised in 2007.

On March 22, 2007, we entered into a twelve-month advisory agreement with a service provider to receive certain non-exclusive advisory services, including general corporate finance, advisory, merger and acquisition and business development services. The twelve-month period of the advisory agreement commenced on October 31, 2006, and is renewable for twelve additional months unless terminated in writing by us. We issued 94,273 warrants to the service provider for the purchase of common stock as partial compensation for assisting us with raising the capital for the March 30, 2007 private placement. These warrants had an exercise price of $6.05.

The warrants issued to the service provider in conjunction with the private placement were accounted for as a cost of equity, which was netted against the fair value of the warrants, resulting in offsetting entries to additional paid in capital. As described below, all of these warrants were exercised in 2007.

2007 Private Placement Warrants Call Provision

The March 30, 2007, private placement warrant agreement contained a call provision. If the closing market price of our common stock exceeded $9.075 for 20 consecutive trading days, we could exercise the right to require all warrant holders to either exercise the warrants or forfeit the warrants not exercised. On August 9, 2007, our common stock price closed above $9.075 for the twentieth consecutive trading day. Therefore, on August 9, 2007, we exercised the call provision to require the warrant holders to either exercise their warrants or allow us to cancel their warrants. During August 2007, the warrant holders exercised all 1,037,012 outstanding warrants at the exercise price of $6.05 per share and received an equal number of shares of unrestricted common stock. Proceeds received from these warrant exercises totaled $6.3 million.

Contractor Warrants

On October 25, 2007, we issued warrants to purchase 15,000 shares our shares of common stock to a service provider for advice, counsel and other investor relations services. The warrants carry an exercise price of $12.06 which is equal to the five day average closing price of our common stock prior to the contract signature date. The contract signature date is also the grant date. The warrants vest on October 25, 2008, and expire on October 25, 2011.

EITF 96-18 requires that an expense be recognized over the requisite service period when the performance required to earn the warrants is completed. Since no further actions were required after signing the contract, we computed the fair value of the warrants using the Black-Scholes pricing model and recorded an expense totaling $118,889 in the fourth quarter of 2007 when the contract was signed. As of December 31, 2008, these warrants had not been exercised.

Series B Warrants

Holders of Series B Preferred Stock were granted cash-only exercise warrants equal to 25% of the common stock available to them upon conversion at an exercise price of $8.55 per share. During the year ending December 31, 2008, and 2007, 5,990 and 32,714 warrants were exercised by holders of Series B Preferred Stock, providing $27,850 and $152,120 in cash to us. 25,243 warrants were outstanding and unexercised at December 31, 2008.

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

On December 12, 2008, we issued shares in connection with a $20.0 million private placement. This issuance also triggered the warrant re-pricing feature applicable to the 25,243 then outstanding and exercisable warrants. Accordingly, the exercise price of the outstanding warrants previously exercisable for $4.65 per share was reset to a new exercise price of $4.24 per share. Based upon the price reset feature in the Series B warrant agreement, further warrant pricing resets may occur given the occurrence of certain conditions and events.

The following table summarizes the warrants outstanding and exercisable at December 31, 2008:

	Series B Warrants	Contractor Warrants	Contingent Warrants	Private Placement Warrants
Grant dates	September 2004	October 2007	January 2008		November 2008
Exercise price	$4.24	$12.06	$13.24 -16.90	$	Max of $6.00
Expiration date	October 5, 2009	October 5, 2011	January 15, 2015		November 14, 2018
Warrants outstanding	25,243	15,000	3,700,000		7,458,532
Warrants exercisable	25,243	15,000	1,350,000		7,458,532
Proceeds if exercised	$107,030	$180,900	$17,874,000		$44,751,192

2008 Private Placement Registration Rights Agreement

In connection with our $20.0 million private placement on November 14, 2008 described above, the purchasers of the common stock and related warrants also entered into a registration rights agreement that required us to register the resale of the common stock purchased in the private placement and pursuant to the exercise of related warrants. We were obligated to file a registration statement with the United States Securities and Exchange Commission registering the sale of the shares of common stock and the shares of common stock underlying the Warrants no later than November 14, 2008, and to use our best efforts to cause the registration statement to be declared effective by December 29, 2008, for the first 2.0 million shares of our common stock purchased and by January 30, 2009, for the remaining 2.3 million shares purchased and the related 7.5 million warrants. We are also obligated to use our best efforts to keep the registration statement continuously effective. Liquidated damages for failure to become effective or maintain effectiveness of the registration statement on Form S-3 equals one percent of the $20.0 million received per month up to a maximum of $2.0 million in aggregate. As of March 13, 2009, our registration statement on Form S-3 has not been declared effective by the SEC due to unresolved comments from their SEC comment Letters. Accordingly, we have assessed the likelihood that our registration statement on Form S-3 will be declared effective prior to incurring the maximum liquidated damages associated with this registration rights agreement. According to our assessment, we should record a liability to accrue for the liquidated damages through March 31, 2009, or $800,000. Management believes that the comments from the SEC comment letter will be resolved and the registration statement on Form S-3 declared effective prior to April 30, 2009, to avoid additional liquidated damages.

2007 Private Placement Registration Rights Agreement

In conjunction with the March 30, 2007, private placement, the purchasers of the common stock and related warrants also entered into a registration rights agreement that required us to register the resale of shares of common stock purchased in the private placement and pursuant to the exercise of related warrants. We filed a registration statement on Form S-3 with the SEC. The registration statement became effective on June 7, 2007.

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

Series B Registration Rights Agreement

The Series B preferred stock securities purchase agreement and related agreements provide the purchasers of the Series B preferred stock and the related Series B warrants with certain rights to register shares of common stock pursuant to a registration rights agreement. We are also obligated to cause the registration statement to remain continuously effective until all Series B preferred shares and Series B warrants are exercised or expired. In September 2004, all of the outstanding Series B preferred shares and certain of the Series B warrants were converted into shares of common stock under the original registration statement filed on September 20, 2005. We did not maintain a continuously effective registration for the common shares issuable upon exercise of Series B warrants as required by our agreements, resulting in liquidated damages and interest totaling $31,000 and $96,000 for the years ended December 31, 2007 and 2006, respectively. We filed a registration statement on Form S-3 with the SEC. The registration statement became effective on June 8, 2007. In July 2007, we paid the amount owed in-full to the purchasers.

We are currently in compliance with the requirements of the registration rights agreement and, as such, management believes that the likelihood that these shares will fail to remain continuously effective is “remote” as defined in SFAS No. 5 “Accounting for Contingencies.” Accordingly, no additional accrued liability is deemed necessary.

Note 17. Net Loss Per Common Share

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

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on December 31, 2008:

	“In the Money”	“Out of the Money”
Warrants granted	—	11,198,775
Vested employee options	523,250	1,076,428
Unvested employee options	8,750	1,615,355
Vested contractor options	—	130,000

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on December 31, 2007:

	“In the Money”	“Out of the Money”
Warrants granted	46,233	—
Vested employee options	1,117,950	165,458
Unvested employee options	1,185,550	210,375
Vested contractor options	150,000	35,000

Unvested and fully-vested and undelivered stock grants totaling 30,084 and 44,850 were outstanding on December 31, 2008 and 2007, respectively. These warrants, options and share grants were not included in the calculation of diluted net loss per share because their effect was anti-dilutive. Our common stock underlying the call spread option transaction and forward stock purchase transaction would be recorded as treasury stock when delivered and; therefore, would be excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.

Note 18. Fair Value Measurement

We adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) as of January 1, 2008, for financial instruments measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,534,820	$0	$0	$1,534,820
Restricted cash	20,900,135	75,704	0	20,975,839

Total assets	$22,434,955	$75,704	$0	$22,510,659

Cash and cash equivalents and restricted cash measured using Level 1 inputs consist primarily of money market accounts that are traded on active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical instruments.

Restricted cash measured using Level 2 inputs consist of certificates of deposit. Valuations are generally obtained from third party pricing services for or comparable instruments (and validated through back testing to trade data or confirmation that the pricing service’s significant inputs are observable) or determined through use of valuation methodologies using observable market inputs such as market interest rates.

Note 19. Business Segments

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

Prior to 2006, we operated in one business segment, Transportation & Industrial. Beginning in 2006, we began to pursue opportunities to develop technologies in the Power Systems market to supplement the development of technologies targeted for the Transportation & Industrial markets. Accordingly, the presentation below comprises financial information relating to the years ended December 31, 2008, 2007 and 2006, respectively.

As of and for the Year Ended December 31, 2008	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$142,303	$30,000	$—	$172,303
Segment Operating Loss	(4,724,107)	(23,966,896)	(9,768,406)	(38,459,409)
Depreciation and Amortization	200,557	20,977	82,725	304,259
Unsuccessful and Impaired Wells	—	13,624,352	—	13,624,352
Interest Expense	—	632,558	2,565,692	3,198,280
Fixed Asset Purchases	106,994	29,282	88,003	224,279
Geothermal Well Field Drilling Purchases	—	40,262,455	—	40,262,455
Power Project Construction-in-Progress Purchases	—	73,468,580	—	73,468,580
Power Project Equipment Purchases	—	19,727,500	—	19,727,500
Total Assets	$749,185	$168,405,311	$14,869,952	$184,024,448

As of and for the Year Ended December 31, 2007	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$320,072	$—	$—	$320,072
Segment Operating Loss	(3,990,583)	(2,673,583)	(9,806,279)	(16,470,445)
Depreciation and Amortization	181,299	11,542	79,534	272,375
Unsuccessful and Impaired Wells	—	—	—	—
Fixed Asset Purchases	117,305	15,114	117,344	249,763
Geothermal Well Field Drilling Purchases	—	4,750,000	—	4,750,000
Power Project Construction-in-Progress Purchases	—	—	—	—
Power Project Equipment Purchases	—	603,814	—	603,814
Total Assets	$1,105,628	$16,076,942	$6,601,883	$23,784,453

As of and for the Year Ended December 31, 2006	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$122,732	$—	$—	$122,732
Segment Operating Loss	(4,390,098)	(2,356,405)	(12,512,663)	(19,259,166)
Depreciation and Amortization	133,047	3,631	65,556	202,234
Fixed Asset Purchases	237,901	—	34,097	271,998
Geothermal Well Field Drilling Purchases	—	—	—	—
Power Project Construction-in-Progress Purchases	—	—	—	—
Power Project Equipment Purchases	—	—	—	—
Total Assets	$956,224	$6,272,056	$4,177,167	$11,405,447

Included in total assets for the Power Systems segment are two separate notes receivable from two separate potential merger candidates totaling $0, $506,273 and $5,952,074 at December 31, 2008, 2007 and December 31, 2006, respectively.

Note 20. Income Taxes

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2008 and 2007, respectively.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax year 2008 federal return remains open to examination and the tax years 2004-2008 remain open to examination by other taxing jurisdictions to which we are subject. The Internal Revenue Service completed their examination of our 2005 federal tax return without significant adjustment to our financial statements.

At December 31, 2008, we had net operating loss carry-forwards available to offset future taxable income of approximately $108,270,000 which will begin to expire in 2023. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net carry-forwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carry-forwards. For example, limitations are imposed on the utilization of net operating loss carry-forwards if certain ownership changes have taken place. We will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized. The amount of, and ultimate realization of, the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. We have established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying consolidated statements of operations.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. The deferred income tax assets (liabilities) are comprised of the following at December 31, 2008 and December 31, 2007:

	December 31,
	2008	2007
Net operating loss carry-forwards	$40,060,000	$16,491,000
Research and development tax credit	1,062,000	733,000
Depreciation and amortization	(47,000)	(62,000)
Partnership investments	(6,546,000)	—
Stock compensation	1,595,000	770,000
Exploration and intangible drilling costs	137,000	(97,000)
Unearned revenue	75,000	—
Allowance for bad debts	56,000	—
Accrued vacation	7,000	5,000
Charitable contribution carry forward	2,000	2,000
Valuation allowance	(36,401,000)	(17,842,000)

Net deferred income tax asset	$—	$—

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and our benefit for income taxes for the years ended December 31, 2008 and December 31, 2007 is as follows:

	December 31,
	2008	2007
Federal income tax benefit at statutory rate	$16,074,000	$5,355,000
Book and tax differences for warrant and stock transactions	(435,000)	(326,000)
Research and development credit—net tax effect	194,000	148,000
State tax expense benefit	1,560,000	520,000
Other	(18,000)	(32,000)
Change in valuation allowance	(17,375,000)	(5,665,000)

Income tax benefit for fiscal year	$—	$—

Note 21. Supplemental Cash Flow Information

For the year ended December 31, 2008:

•	$2,944,000 was paid for interest and $400 was paid for income taxes.

•

We recorded in accrued liabilities certain capitalized well field development expenditures that were not paid as of December 31, 2008. These accrued capitalized costs included both tangible and intangible drilling costs and were omitted from the statement of cash flows as non-cash items totaling $7,389.063.

•

We recorded in accrued liabilities and accounts payable certain capitalized power systems equipment and contractor fees that were not paid as of December 31, 2008. These accrued expenses included equipment such as pumps, cooling towers, generating units and related construction costs for a geothermal power plant under construction. These accrued capitalized costs were omitted from the statement of cash flows as non-cash items totaling $32,885,311.

•	We recorded as an increase to power project leases and to asset retirement obligation for the present value cost to decommission our power plant and plug the related wells totaling $2,066,037.

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

•	We recorded a $450,000 non-cash payment for 112,782 shares of our common stock issued to settle a portion of an outstanding invoice from a service provider for design and engineering services relating to construction of a geothermal power plant. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

•

We recorded a $150,000 non-cash payment for 34,483 shares of our common stock issued to settle a portion of an outstanding invoice from a service provider for construction services for our Thermo No. 1 geothermal power plant. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

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

Note 22. Recent Accounting Pronouncements

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

Note 23. Subsequent Events

On January 27, 2009, we entered into an Unsecured Line of Credit Agreement and Promissory Note (the “Line of Credit”), among Radion Energy, LLC (“Radion”), Ocean Fund, LLC (“Ocean Fund”), Primary Colors, LLC (“Primary Colors”) and R. Thomas Bailey, an individual (collectively, the “Lenders”). Pursuant to the Line of Credit, we may borrow up to $15 million, subject to the final approval of each advance by the Lenders. Radion committed $7.2 million and is controlled by our Chairman of the Board of Directors, Kraig Higginson. Ocean Fund committed $5.3 million, Primary Colors committed $2.0 million, and Mr. Bailey committed $500,000.

We obtained the line of credit in order to provide working capital for general corporate purposes. We expect that borrowings under the line of credit will be repaid primarily with proceeds from other financing arrangements we intend to secure in connection with the development of our geothermal power projects. Under the Line of Credit, advances are subject to the final approval of the Lenders, and amounts borrowed under the line of credit accrue interest at the rate of 10% per annum. Unless the Lenders agree to a later date, the line of credit will mature and amounts borrowed must be repaid by November 15, 2009 or earlier if certain financing arrangements for the development of our geothermal power projects are completed and placed in service.

Under the Line of Credit, each Lender receives warrants (the “Warrant”) to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each Warrant is equal to 50% of the total amounts funded by the applicable Lender divided by the closing price of our common stock on the date of the advance. The Warrants will have an exercise price of $6.00 per share.

As of March 13, 2009, we had borrowed $5.9 million under the line of credit. Accordingly, the Lenders have received approximately 799,000 warrants to purchase our common stock at a strike price of $6.00 per share as a result of the amount borrowed.

On January 12, 2009, we issued 574,713 shares of our common stock to settle a portion of an outstanding invoice from a subcontractor for construction services at our Thermo No. 1 geothermal power plant. The fair value of the shares based upon the closing market price of $3.48 on the date issued totaled $2.0 million

On January 27, 2009, we issued 263,108 shares of our common stock as payment in full for our outstanding note payable of $950,000. The fair value of the shares based upon the closing market price of $3.35 on the date issued totaled $881,412. Since we had a net loss for the year ended December 31, 2008, the issuance of the shares would have had an anti-dilutive effect on the December 31, 2008 loss per share calculation.

On March 11, 2009, our Board of Directors authorized the issuance of 754,717 shares of our common stock, 70,197 restricted shares of our common stock, and 122,603 warrants at a strike price of $5.35 to settle a portion of an outstanding accounts payable balance of $2.5 million. The fair value of the shares and warrants based upon the closing market price on the date issued totaled $2.5 million.

Note 24. Quarterly Financial Data

Selected quarterly data (unaudited) for the years ending December 31, 2008 and 2007 are as follows:

	2008				2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$130,543	$5,880	$30,000	$5,880	$123,763	$28,562	$49,887	$117,860
Gross margin	56,431	5,880	30,000	5,880	(342,367)	900	—	34,332
Operating loss	(5,480,044)	(6,514,945)	(6,621,532)	(19,842,888)	(4,789,495)	(3,431,461)	(3,568,375)	(4,681,115)
Net loss applicable to common stockholder	(5,410,465)	(7,441,173)	(8,831,267)	(23,802,129)	(4,626,569)	(3,224,017)	(3,372,519)	(4,525,901)
Net loss per share:
Basic	(0.10)	(0.13)	(0.15)	(0.39)	(0.09)	(0.06)	(0.06)	(0.08)
Diluted	$(0.10)	$(0.13)	$(0.15)	$(0.39)	$(0.09)	$(0.06)	$(0.06)	$(0.08)

Significant year end adjustments include expensing the costs of two wells at the Thermo No. 1 project and expensing the cost of one well at the Truckee project totaling $13.6 million. The result of this adjustment is an increase in our loss per share in the fourth quarter calculation of $(0.22) per share.

In conjunction with the issuance of Class A member interest, our share of our Thermo Subsidiary’s net equity was reduced by $1.4 million. In accordance with SEC Staff Accounting Bulletin Topic 5H, we initially elected to record the $1.4 million as a reduction in paid in capital rather than as a reduction in minority interest. However, after further evaluation, we changed the method of accounting to recognize the loss on the sale of minority interests in the income statement rather than as a reduction in additional paid in capital. We believe that this change in accounting method did not materially impact the third quarter of 2008 condensed consolidated financial statements.

The effect of the change in the accounting method on our condensed consolidated statement of operations on the third quarter of 2008 is as follows:

	3rd Quarter 2008 Prior to change in method	3rd Quarter 2008 change in method	Difference
Operating loss	$(6,621,532)	$(6,621,532)	$—
Other	(983,665)	(983,665)	—
Minority interest:
From sale of minority interest in subsidiary	—	(1,453,468)	(1,453,468)
From operations of subsidiary	227,398	227,398	—
Net loss applicable to common stockholder	(7,377,799)	(8,831,267)	(1,453,468)
Net loss per share:
Basic	(0.13)	(0.15)	(0.02)
Diluted	$(0.13)	$(0.15)	$(0.02)

The effect of the change in the accounting method on our condensed consolidated balance sheets on the third quarter of 2008 is as follows:

	3rd Quarter 2008 Prior to change in method	3rd Quarter 2008 change in method	Difference
Stockholders' equity
Common stock	$590,111	$590,111	$—
Additional paid-in-capital	83,693,741	85,147,209	1,453,468
Accumulated deficit	(30,972,177)	(30,972,177)	—
Accumulated deficit after re-entry into development stage	(40,479,912)	(41,933,380)	(1,453,468)

Total stockholders' equity	$12,831,763	$12,831,763	$—

Note 25. Restricted Assets

On August 31, 2008, we and our subsidiary Thermo No. 1 BE-01, LLC (“the Thermo Subsidiary”) entered into a debt financing and tax equity capital arrangement with Merrill Lynch for the construction of our Thermo No. 1 geothermal power plant. Under the arrangement, Merrill Lynch provided debt financing totaling $26.1 million, net of an original issue discount of $5.0 million, and $24.5 million of tax equity capital. In conjunction with the Thermo Financing Agreements, the Class A Investor maintained certain protective rights to participate in certain major decisions such as, giving permission regarding the possession of property of the Thermo Subsidiary by any holder of membership interests; the assignment, transfer or pledge of rights in specific property for other than the purpose or benefit of our Thermo Subsidiary; or commingling funds of the Thermo Subsidiary with the funds of any other person. Since the assets of our Thermo Subsidiary are restricted for use, we separately disclosed the December 31, 2008 condensed consolidated financial statements of our Thermo Subsidiary and related elimination entries in Schedule I below. For presentation purposes only, the construction cost of the Thermo No. 1 geothermal power plant that we incur as the EPC contractor have been included with at the Thermo Subsidiary level and eliminated in consolidation.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S

REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Raser Technologies, Inc. and Subsidiary

Provo, Utah

We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and internal control over financial reporting of Raser Technologies, Inc. and Subsidiary included in this Form 10-K and have issued our report thereon dated March 16, 2009. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15 herein (Schedule I—Condensed Financial Information of Registrant) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado

March 16, 2009

SCHEDULE I

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Balance Sheets

	Raser Without Thermo	Thermo	Eliminations	Consolidation
Assets
Current assets:
Cash and cash equivalents	$1,534,820	$—	$—	$1,534,820
Restricted cash	75,704	—	—	75,704
Notes receivable, net	144,525	—	—	144,525
Restricted short-term marketable securities (held to maturity)	4,366,257	—	—	4,366,257
Other current assets	1,085,257	62,305	—	1,147,562

Total current assets	7,206,563	62,305	—	7,268,868
Restricted cash	—	20,900,135	—	20,900,135
Restricted long-term marketable securities (held to maturity)	2,155,090	—	—	2,155,090
Land	—	1,811,063	—	1,811,063
Power project lease acquisitions and prepaid delay rentals	6,626,786	2,003,857	—	8,630,643
Geothermal well field development-in-progress	647,368	30,741,260	—	31,388,628
Power project construction-in-progress	20,518,364	53,554,030	—	74,072,394
Equipment, net	602,302	6,584	—	608,886
Intangible assets, net	719,360	867,950	—	1,587,310
Deferred financing costs, net	6,099,473	1,570,909	—	7,670,382
Power project equipment, Net	19,727,500	—	—	19,727,500
Power project development deposits	4,071,675	124,875	—	4,196,550
Other assets	63,892,915	2,806,569	(62,692,485)	4,006,999

Total asset	$132,267,396	$114,449,537	$(62,692,485)	184,024,448

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$52,227,690	$12,243,646	$—	$64,471,336
Short-term portion of long-term notes	1,106,767	724,380	—	1,831,147
Note payable	945,833	—	—	945,833
Deferred revenue	200,000	—	—	200,000

Total current liabilities	54,480,290	12,968,026	—	67,448,316
Asset retirement obligation	177,908	1,974,322	—	2,152,230
Long-term 7.00% senior secured note (non-recourse), net of discount of $5,155,156	—	25,120,464	—	25,120,464
Long-term 8.00% convertible senior notes	55,000,000	—	—	55,000,000

Total liabilities	109,658,198	40,062,812	—	149,721,010

Minority interest	—	—	28,025,116	28,025,116
Contingencies and commitments	—	—	—	—

Stockholders’ equity:
Class “A” Member’s Equity	—	28,025,116	(28,025,116)	—
Class “B” Member’s Equity	—	57,379,052	(57,379,052)	—
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 63,519,455 and 55,923,705 shares issued and outstanding, respectively	635,195	—	—	635,195
Additional paid in capital	102,350,814	—	—	102,350,814
Accumulated deficit	(80,376,811)	(11,017,443)	(5,313,433)	(96,707,687)

Total stockholders’ equity	22,609,198	74,386,725	(90,717,601)	6,278,322

Total liabilities and stockholders’ equity	$132,267,396	$114,449,537	$(62,692,485)	$184,024,448

SCHEDULE I

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Operations

	Raser Without Thermo	Thermo	Eliminations	Consolidation
Revenue	$172,303	$—	$—	$172,303

Operating expense
Cost of sales	74,112	—	—	74,112
General and administrative	9,767,955	51,500	—	9,819,455
Power project development	8,701,097	1,649,963	—	10,351,060
Unsuccessful and impaired wells	3,002,250	10,622,102	—	13,624,352
Research and development	4,762,733	—	—	4,762,733

Total operating expenses	26,308,147	12,323,565	—	38,631,712

Operating loss	(26,135,844)	(12,323,565)	—	(38,459,409)
Interest income	295,530	115,377	—	410,907
Interest expense	(2,611,525)	(586,755)	—	(3,198,280)
Other	(716,636)	—	—	(716,636)

Loss before income taxes and minority interest	(29,168,475)	(12,794,943)	—	(41,963,418)
Income tax benefit (expense)	—	—	—	—
Minority interest:
From sale of minority interest in subsidiary	(5,313,433)	—	—	(5,313,433)
From operations of subsidiary	1,791,817	—	—	1,791,817

Net loss	$(32,690,091)	$(12,794,943)	$—	$(45,485,034)

SCHEDULE I

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows

	Raser Without Thermo	Thermo	Eliminations	Consolidation
Cash flows from operating activities:
Net loss	$(32,690,092)	$(12,794,942)	$—	$(45,485,034)
Adjustments to reconcile net loss to net cash used in operating activities:			—
Depreciation, amortization and accretion expense	302,389	1,870	—	304,259
Deferred financing costs amortization	472,589	120,804	—	593,393
Bad debt expense	162,200	—	—	162,200
Write off of abandoned patent applications	14,668	—	—	14,668
Write off of power project lease acquisitions	331,720	—	—	331,720
Unsuccessful and impaired wells	3,002,250	10,622,102	—	13,624,352
Gain on completion of contract	(75,357)	—	—	(75,357)
Loss on disposal of assets	8,882	21,500	—	30,382
Common stock, stock options and warrants issued for services	3,756,259	—	—	3,756,259
Loss on sale of minority interest in subsidiary	5,313,433	—	—	5,313,433
Minority interest in operations of subsidiary	(1,791,817)	—	—	(1,791,817)
Increase in unbilled receivable	192,157	—	—	192,157
Increase in other assets	(301,945)	(502,878)	—	(804,823)
Decrease increase in interest receivable	(46,091)	—	—	(46,091)
Increase (decrease) in account payable and accrued liabilities	16,395,640	(15,589,862)	—	805,778
Increase in unearned/deferred revenues	200,000	—	—	200,000

Net cash used in operating activities	(4,753,115)	(18,121,406)	—	(22,874,521)

Cash flows from investing activities:
Purchase of restricted marketable equity securities	(8,687,174)	—	—	(8,687,174)
Proceeds from the maturity of restricted marketable equity securities	2,262,000	—	—	2,262,000
Decrease in notes receivable	207,500	—	—	207,500
Increase in deposits	(468,453)	(2,365,995)	—	(2,834,448)
Increase in restricted cash	(704)	(20,900,135)	—	(20,900,839)
Increase in intangible assets	(244,780)	(867,950)	—	(1,112,730)
Purchase of equipment	(207,010)	(8,454)	—	(215,464)
Acquisition of power project leases	(730,936)	(29,535)	—	(760,471)
Acquisition of land	—	(1,811,063)	—	(1,811,063)
Asset retirement obligation	(26,453)	—	—	(26,453)
Well field development-in-progress costs	(524,457)	(32,382,886)	—	(32,907,343)
Construction-in-progress costs	(4,836,120)	(33,955,899)	—	(38,792,019)
Power project equipment deposits	(634,050)	—	—	(634,050)
Investment in subsidiary	(61,770,693)		61,770,693	—
Proceeds from the sale of equipment	2,403	16,000	—	18,403

Net cash used in investing activities	(75,658,927)	(92,305,917)	61,770,693	(106,194,151)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	27,854	—	—	27,854
Proceeds from exercise of common stock options	650,744	—	—	650,744
Proceeds from the issuance of 8.00% convertible senior notes	55,000,000	—	—	55,000,000
Proceeds from the issuance of 7.00% senior secured note (non-recourse)	—	26,130,873	—	26,130,873
Principal payments of 7.00% senior secured note (non-recourse)	—	(377,743)	—	(377,743)
Proceeds from ATM equity financing	24,160,319	—	—	24,160,319
Purchase of forward stock purchase transaction	(15,000,000)	—	—	(15,000,000)
Purchase of call spread option transaction	(5,850,000)	—	—	(5,850,000)
Incurrence of deferred financing fees	(2,572,728)	(1,600,000)	—	(4,172,728)
Proceeds from issuance of note payable	900,000	—	—	900,000
Proceeds from parent equity contributions	—	61,770,693	(61,770,693)	—
Proceeds from minority interest capital contribution	—	24,503,500	—	24,503,500
Proceeds from the sale of common stock in private equity placement	18,718,463	—	—	18,718,463

Net cash provided by financing activities	76,034,652	110,427,323	(61,770,693)	124,691,282

Net increase (decrease) in cash and cash equivalents	(4,377,390)	—	—	(4,377,390)
Cash and cash equivalents at beginning of period	5,912,210	—	—	5,912,210

Cash and cash equivalents at end of period	$1,534,820	$—	$—	$1,534,820