Form 10-K/A
period 2008-12-31
RASER TECHNOLOGIES INC
filed 2009-04-22
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-32661

RASER TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0638510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5152 North Edgewood Drive, Suite 200, Provo, UT	84604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (801) 765-1200

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 (the “Securities Act”):    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐    N/A  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing of the issuer’s common stock on June 30, 2008, the last business day of the registrant’s second fiscal quarter as reported on NYSE Arca, was approximately $438 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of registrant’s common stock as of April 16, 2009 was 64,855,718 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our annual report on Form 10-K for the year ended December 31, 2008 (our “2008 10-K”), originally filed with the Securities and Exchange Commission on March 18, 2009. As permitted by General Instruction (G)(3) of Form 10-K, we did not include the information required by Part III of Form 10-K in our 2008 10-K. In accordance with General Instruction (G)(3) of Form 10-K, this Amendment No. 1 is being filed to include the information required by Part III of Form 10-K. Part III of Form 10-K includes, among other information, Compensation Discussion and Analysis and related compensation tables and information.

Except as otherwise specifically indicated herein, this Amendment No. 1 does not reflect events occurring after the March 18, 2009 filing of our 2008 10-K and does not modify or update the disclosures set forth in our 2008 10-K, including the financial statements and notes to financial statements set forth in our 2008 10-K. We direct you to our filings with the Securities and Exchange Commission made subsequent to March 18, 2009 for additional information on events subsequent to March 18, 2009.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each executive officer and each current director of Raser, and the period during which each has served as a director of Raser. Information as to the stock ownership of each of our directors and all of our current executive officers is set forth below under ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To our knowledge, there are no family relationships between any director and executive officer.

Name	Position	Age	Director Since
Kraig T. Higginson	Executive Chairman of the Board of Directors, Class III Director	54	2003
Brent M. Cook	Chief Executive Officer (principal executive officer), Class II Director	48	2004
Scott E. Doughman	Class III Director	41	2008
James A. Herickhoff	Class II Director	66	2005
Reynold Roeder	Class I Director	50	2005
Barry G. Markowitz	Class I Director	67	2005
Alan G. Perriton	Class I Director	63	2005
Patrick J. Schwartz	President	54
Martin F. Petersen	Chief Financial Officer (principal financial and accounting officer)	48
Richard D. Clayton	General Counsel and Secretary	52
Steven R. Brown	Executive Vice President of Construction	51

Director Qualifications

Members of the Board of Directors should have the highest professional and personal ethics and values. They should have broad experience at the policy-making level in business, government, education, technology or public interest. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interests of all stockholders.

Term of Directors

Each director is elected for a term of three years. The Class I directors will serve from 2006 until 2009 and anticipate being nominated for re-election at the 2009 Annual Meeting of the Stockholders. The Class II directors will serve from 2007 until 2010, and the Class III directors will serve from 2008 until 2011.

Identifying and Evaluating Nominees for Directors

The Board of Directors utilizes a variety of methods for identifying and evaluating nominees for director. The Board of Directors regularly assesses the appropriate size of the Board of Directors, and whether any vacancies on the Board of Directors are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Board of Directors considers various potential candidates for director. Candidates may come to the attention of the Board of Directors through current members of the Board of Directors, professional search firms, stockholders or other persons. These candidates are evaluated at regular or special meetings of the Board of Directors and may be considered at any point during the year. As described above, the Board of Directors considers properly submitted stockholder nominations for candidates for the Board of Directors. Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by the Board of Directors at a regularly scheduled meeting, which is generally the first or second meeting prior to the issuance of the proxy statement for the annual meeting. If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials are forwarded to the Board of Directors. The Board of Directors also reviews materials provided by professional search firms or other parties in connection with a nominee who is not proposed by a stockholder. In evaluating such nominations, the Board of Directors seeks to achieve a balance of knowledge, experience and capability on the Board of Directors.

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

Brent M. Cook. Mr. Cook has served as a director of Raser since October 2004 and as Raser’s Chief Executive Officer since January 2005. From 1996 to 2002, Mr. Cook served in various positions at Headwaters Inc. (NYSE: HW), a large publicly-traded energy technology company, including Chief Executive Officer, President, and Chairman of the Board of Directors. Prior to his joining Headwaters Inc., Mr. Cook was Director of Strategic Accounts, Utah Operations, at PacifiCorp, which operates as a local electric utility in seven western states. Mr. Cook spent 12 years at PacifiCorp with specific expertise in transmission interconnection and power sales agreements. Mr. Cook was also employed from 2002-2005 by AMP Resources, a geothermal power generation company that recently sold their projects to ENEL, an Italian power generation company. Mr. Cook has worked in the electrical energy and energy technology industry since 1984 and is very familiar with the electrical power generation industry.

Scott E. Doughman. Mr. Doughman has served as a director of Raser since May 2008. Mr. Doughman is currently a Senior Partner of Daniels Capital, LLC, a private equity fund primarily investing in early stage real estate projects. Prior to joining Daniels in May 2006, he was Senior Vice President of Strategy and an officer of eight portfolio companies accounting for approximately $800 million in revenue with SunGard Data Systems Inc. based in Philadelphia, Pennsylvania from 2004 to 2006. Mr. Doughman played an active role in the 2005 leveraged buyout of SunGard led by Silver Lake Partners for $11.3 billion, and has been involved in numerous merger and acquisition transactions in the software and services industry. Prior to SunGard, he was Senior Vice President of Corporate Development for Systems & Computer Technology Corporation (SCT) from 2002 to 2004, where he was responsible for strategic planning and business development. Prior to SCT, Mr. Doughman was Vice President of Corporate Development for Campus Pipeline from 2000 to 2002, a venture backed software company based in Salt Lake City, Utah; Senior Director of Strategic Planning for Kinko’s Corporate Offices from 1998 to 2000 in Ventura, California; Senior Associate for Booz Allen and Hamilton from 1996 to 1998 in San Francisco, California; Associate for Fidelity Investments in 1995 in Boston, Massachusetts; and Senior Consultant for Price Waterhouse from 1992 to 1994 in New York City, New York. Mr. Doughman received a BS in Electrical Engineering from BYU, an MBA from the Wharton School at the University of Pennsylvania, and executive education in M&A from Stanford University.

James A. Herickhoff. Mr. Herickhoff has served as a director of Raser since March 2005. Since January 2000, Mr. Herickhoff has served as the President and Chief Executive Officer of American Talc Company, which operates one of the largest talc mines in the United States. Mr. Herickhoff has served as a Director of Headwaters Inc. since August 1997 and was elected Vice Chairman of Headwaters in April 1999. From 1987 to 1994, he served as President of Atlantic Richfield Company’s Thunder Basin Coal Company. He previously served as President of Mountain Coal Company, managing all of ARCO’s underground mining and preparation plants. He is the past President of the Wyoming Mining Association and a former board member of the Colorado and Utah Mining Associations. Mr. Herickhoff received a Bachelor of Science degree in 1964 from St. John’s University, a Master of Science degree in 1966 from St. Cloud State University and attended Kellogg Executive Management Institute at Northwestern University in 1986. Since August 1997, Mr. Herickhoff has served on the Board of Directors of Headwaters, Inc.

Reynold Roeder. Mr. Roeder has served as a director of Raser since October 2005 and serves on the Audit Committee (Chairman). Since 2004 until present, he has served as Chief Executive Officer and Co-Owner of LECTRIX, LLC, a North American developer of merchant electrical transmission projects. From 2006 to his retirement in November of 2008 Mr. Roeder was a founder and most recently the CEO of United Fund Advisors LLC, an investment bank specializing in New Market Tax Credit and tax-advantaged energy transactions. From 1981 to 1990, he held various positions with Deloitte & Touche and held CPA certifications in the states of Oregon, New York and California. Mr. Roeder left public accounting to join PacifiCorp Financial Services, Inc. in 1990, and held various officer positions including Assistant Controller, Controller and Vice President. Mr. Roeder’s responsibilities at PacifiCorp Financial Services included compliance and SEC reporting. Since May 2007, Mr. Roeder has served on the Board of Directors of Terra Systems, Inc.

Barry G. Markowitz. Mr. Markowitz has served as a director of Raser since November 2005 and serves on the Audit, Nominating and Governance, and Compensation Committees. He retired in December 2004 from serving as president of DTE Energy Services, a sister company to Detroit Edison and a subsidiary of DTE Energy. While at DTE Energy Services, Mr. Markowitz helped to successfully acquire and integrate several businesses and executed major transactions with firms such as General Motors, DaimlerChrysler, Ford, Duke Energy, Kimberly Clark and US Steel. Prior to his position at DTE Energy Services, Mr. Markowitz was a Vice President for the Bechtel Group of Companies, focusing on power industry engineering and construction.

Alan G. Perriton. Mr. Perriton has served as a director of the Company since January 2006. Mr. Perriton spent over 34 years with General Motors in various management roles including executive management assignments in the United States and Asia. Since July 2007 to present, he has been serving as a Mission President for The Church of Jesus Christ of Latter-day Saints in Korea. Mr. Perriton was also Executive in Charge of Strategic Alliances and New Business Development for General Motors Asia Pacific. He held several key procurement management positions within General Motors. In addition, he was named Advisor Materials Management for GM’s Toyota joint venture, New United Motor Manufacturing Inc. (NUMMI). He subsequently became part of the initial team to create the newly formed Saturn division of General Motors in 1985, and held responsibility as President of General Motors Korea from 1996 through 2001. Mr. Perriton currently serves on the Brigham Young University Marriott School of Management National Advisory Council and is a member of the U.S. / Korea business Advisory Council.

Patrick J. Schwartz. Mr. Schwartz has served as President of Raser since June 2006. From 2004 to 2006, Mr. Schwartz served as the Chief Operating Officer and a member of the Board of Directors of Evolution Academy of Utah, LLC, a for-profit organization that he co-founded which specializes in rehabilitation and education of “at-risk” youth. From 2003 to 2004 Mr. Schwartz served as Chief Operating Officer for Quadex Pharmaceuticals, LLC, a privately-held pharmaceutical company that developed and markets VIROXYN (TM), a product marketed to kill the Herpes virus. From 1999 to 2002, Mr. Schwartz took a three-year sabbatical to serve as a Mission President for The Church of Jesus Christ of Latter-day Saints. After completing his sabbatical as Mission President, Mr. Schwartz consulted for various companies until 2003. Prior to 1999, Mr. Schwartz served as an executive with the Huntsman Corporation, where he was employed for approximately 25 years. His responsibilities at Huntsman included executive leadership of the global “Styrenics” business during 1998, acting Managing Director of the Huntsman Southeast Asian joint-venture during 1997 and Managing Director responsible for European Operations from 1990 to 1996.

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

Steven R. Brown. Mr. Brown joined Raser in January 2007 as Vice President of Construction and has an extensive background in the start-up of technology based companies and project management of complicated and diverse projects. In May 2008, Mr. Brown was promoted to Executive Vice President of Construction. From June 2000 until he joined Raser, he was the owner operator of Construction Management Services, Inc. where he provided consulting services to government agencies, private owners, banks, law firms, and contractors throughout the United States. These services included engineering, construction management, on-site owner representation, cost estimating, scheduling, and construction claim litigation preparation and expert witness testimony. Mr. Brown also served as Senior Vice President at Headwaters and was responsible for the development, construction and operations of twenty-four synthetic facilities from 1995 to 2000. The facilities were constructed over a two year period with an investment of $310 million and will generate $2.5 billion of Section 29 tax credits over the ten year period of their operations. Mr. Brown also served on Headwaters’ board of directors and assisted in the formulation and implementation of Headwaters’ technology licensing strategy. Mr. Brown has also been involved with new business development, operations, financial analysis, and business plan development in the telecommunications, mining, engineering and constructions industries. Mr. Brown received his Bachelor of Science in Civil Engineering and Masters of Business Administration from Brigham Young University.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The primary responsibility of the Audit Committee is to oversee the accounting and financial reporting processes of Raser and report the financial results to the Board of Directors. The current members of the Audit Committee are Reynold Roeder (Chair), James A. Herickhoff and Barry G. Markowitz. The Audit Committee assists the Board of Directors in fulfilling its responsibilities for general oversight of the integrity of the financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications, independence and performance, and internal accounting and financial controls and reporting practices. Among other things, the Audit Committee prepares the Audit Committee report for inclusion in the annual proxy statement of Raser; annually reviews the Audit Committee’s charter and the Audit Committee’s performance; appoints, evaluates and approves the compensation of our independent registered public accountants; reviews and approves the scope of the annual audit, the audit fee and the financial statements; reviews our disclosure controls and procedures, internal controls, information security policies, internal audit function, and corporate policies with respect to financial information and earnings guidance; oversees investigations into complaints concerning financial matters; and reviews other risks that may have a significant impact on the financial statements of Raser. The Audit Committee works closely with management as well as our independent auditors. The Audit Committee also has the authority to obtain advice and assistance from, and receive appropriate funding from Raser for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

Our Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership. Also, our Board of Directors has determined that Reynold Roeder, an independent member of the Board of Directors, qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC and in accordance with the corporate governance standards of the New York Stock Exchange (NYSE).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2008, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements except for the following:

Name	Number of Late Reports	Number of Transactions that were not Reported on a Timely Basis	Any Known Failure to File a Required Form
Kraig T. Higginson	4	4	—
Steven R. Brown	2	2	—
Richard D. Clayton	2	2	—
Scott E. Doughman	2	1	—
Barry G. Markowitz	1	1	—
Alan G. Perriton	1	1	—

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics. This code of ethics applies to all directors, officers and employees of our company and our subsidiaries. Among other matters, this code of ethics is designed to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications;

•	compliance with applicable laws, rules and regulations;

•	prompt internal reporting of violations of the code to an appropriate person or persons identified in the code of ethics; and

•	accountability for adherence to the code of ethics.

The complete Code of Business Conduct and Ethics may be found on our website at www.rasertech.com. We will also furnish copies of the Code of Business Conduct and Ethics to any person who requests it. Requests for copies should be directed to the Secretary, 5152 North Edgewood Drive, Suite 375, Provo, Utah 84604.

ITEM 11.	Executive Compensation.

Compensation Discussion and Analysis

This discussion and analysis provides you with an understanding of our executive compensation philosophy, plans and practices, and gives you the context for understanding and evaluating the more specific compensation information contained in the tables and related disclosures that follow.

Overview of Our Compensation Program Philosophy and Process

We are an environmental energy technology company focused on geothermal power development and technology licensing. We operate two business segments: Power Systems and our Transportation & Industrial business. Our Power Systems segment develops clean, renewable geothermal electric power plants and bottom-cycling operations. Our Transportation & Industrial segment focuses on using our Symetron™ family of technologies to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we are employing a “Well to Wheels” strategy in an effort to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our “Well to Wheels” strategy, we aim to become a producer of clean, geothermal electric power as well as a provider of electric and hybrid-electric vehicle technologies and products.

We strongly believe that our ability to attract and retain a high caliber of executive talent in the marketplace is essential for us to execute the business plans of each of our business segments. In light of the extraordinary challenges facing our business, we believe that our compensation practices play an important part in attracting and retaining the talent necessary to achieve our desired outcomes.

We place great importance on the consistency of our executive management in achieving results that we believe will enhance long-term stockholder value. We believe that using an effective and individualized executive compensation package will serve to attract, motivate and retain highly qualified executive officers and provide them with the opportunity to build a meaningful ownership stake in our Company.

The Compensation Committee is responsible for approving the nature and amount of compensation paid to, and the employment agreements entered into with, our named executive officers, establishing and evaluating performance based goals related to compensation, overseeing our cash bonus and equity based plans, approving guidelines for grants of awards under these plans and determining and overseeing our compensation and benefits policies generally. Compensation Committee members are “independent directors” (as defined under NYSE rules), “non-employee directors” (as defined in Rule 16b-3 of the Exchange Act) and “outside directors” (as defined in Section 162(m) of the Internal Revenue Code). When deemed necessary, the Compensation Committee uses the services of an independent compensation consultant to assist it in carrying out its responsibilities.

Each year, the Compensation Committee performs a review of our executive compensation packages and evaluates the performance of our named executive officers. The Compensation Committee reviews the nature and amounts of all elements of the executive officers’ compensation, both separately and in the aggregate, to ensure that both total compensation and its individual components are strongly competitive with respect to similarly-sized public companies in similar industries. The Compensation Committee also reviews each element of the executive officer’s compensation for internal consistency. Finally, the Compensation Committee also reviews the current value of outstanding stock options and share grants (as compared to their grant date value).

Following these reviews, and after taking into account the market data and other considerations described below, the Compensation Committee adjusts the compensation package for each executive officer. In determining individual compensation, the Compensation Committee assesses the executive’s length of service, individual performance and contributions during the year, individual responsibility and role with respect to overall corporate policy-making, management and administration, and the importance of retaining the executive.

Use of Competitive Market Data

The Compensation Committee will periodically refer to readily available market data to compare, or “benchmark,” our compensation levels for our named executive officers. We believe that executive compensation levels from similarly-sized public companies in similar industries provide a comparable range of companies to help ensure that our executive officers are fairly compensated.

The Compensation Committee may review compensation data disclosed in the SEC filings of certain companies’ named executive officers and reviews other available compensation summary data. The Compensation Committee makes comparisons based on functional responsibility to the extent possible.

The Compensation Committee may also use marketplace compensation data to determine the mix provided in each category of compensation (cash and noncash, short-term and long-term). However, the Compensation Committee has not adopted a specific policy or formula to allocate value between the various categories or subcategories of compensation elements. Generally, the Compensation Committee has used a mix more heavily weighted to long-term equity based compensation than the market or our peer groups as a whole. We believe this emphasis closely aligns our named executive officers’ interests with those of our stockholders. We believe this approach is an effective incentive for our executives to be forward-looking and proactive in meeting the challenges presented by the continual changes in our competitive environment. We also believe this approach has significant retention value.

We are aware that the use of “benchmark” surveys has the inherent effect of “ratcheting up” executive compensation. The Compensation Committee does not make any determination of or change to compensation in reaction to market data alone, but rather uses this information periodically as one of many factors, among the several considerations described above, in determining compensation levels.

Elements and Mix of Our Compensation Program

Our executive compensation program for our named executive officers includes the following key components: cash base salary, performance based annual (short-term) cash bonus and long-term equity based compensation in the form of stock options and share grants. In addition, executive officers are eligible to receive certain insurance benefits and participate in employee benefit plans that are generally available to all employees. These elements are the same as or similar to those used by most other similarly-sized public companies.

Although other companies may place great value on certain types of compensation, we have our own perspective on the relative importance and value of each element. For example, we do not offer any pension or other defined benefit-type plans to the executive officers. Our philosophy is that we should achieve profitability as a company prior to paying cash bonuses or providing long-term benefits to our executives.

Base Salary. This element of compensation is necessary to attract and retain employees in an organization. As the basic fixed element of the compensation package, it serves as a baseline measure of an employee’s value. Base salary is the only guaranteed compensation (i.e., not based directly on performance) other than benefits received by an executive officer in exchange for investing the executive’s career with us.

Three of our current named executive officers (CEO, CFO and President) have employment agreements that provide for a base salary with no guaranteed annual increases in base salary. The other named executive officers (General Counsel and Secretary and Executive Vice President of Construction) are employed on an “at-will” basis with no guaranteed annual increase in base salary. However, salary increases may be awarded to any executive officer at the discretion of the Compensation Committee. In establishing the initial base salary level, at the time the agreements were entered into, the Compensation Committee considered prior experience and salary history, job responsibilities, job performance, seniority and market data on base salary levels from various survey sources, and overall inherent risk to executives in public companies. The Compensation Committee also reviewed base salary based on internal comparisons of executives relative to their responsibilities. Any increases during the term of the agreement are generally based on individual performance, the levels of achievement of our performance goals during the tenure of the executive and any increase in duties and responsibilities placed on the executive as a result of our continuing and significant growth.

Cash Bonus Incentive Compensation. Our cash bonus incentive plan, which was designed in consultation with a compensation consultant and approved by our Compensation Committee, provides a variable element to annual (short-term) cash compensation that is tied directly to positive operating cash flow results and overall profitability. This element is needed to complete a competitive total annual cash compensation package. However, it is at risk for performance—no bonus is expected to be paid out unless we achieve positive operating cash flow and operational profitability as described below. This plan puts a significant amount of annual cash compensation at risk and supports our objective that our executive officers balance achieving satisfactory or better current year operating results with achieving long-term profitability. Since we have not achieved profitability, no cash bonuses have been paid since the adoption of the cash bonus incentive plan. For 2009, the Compensation Committee approved that the target bonus for each of the executive officers, should they achieve certain positive cash flow and profitability levels in 2009, pays up to a maximum of 70% to 90% of their annual salary.

Equity Based Incentive Compensation. In our view, one of the most important elements of the executive function is the assessment and management of risk. Our equity based long-term incentive compensation program is the compensation link between the executive officer’s decision making and the long-term outcomes of those decisions. As described in more detail below, our standard vesting schedules require a relatively long holding period before a meaningful portion of the equity based compensation can be realized, allowing time to see the results of the decisions, and providing the market time to react to the results, as well as providing a greater retention value.

In March 2004, our Board of Directors adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and our stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first day of each fiscal year, or an amount determined by the Board of Directors, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of January 1, 2009, we were authorized to issue up to 9,693,173 shares of common stock pursuant to the Plan.

We believe that a strong reliance on long-term equity based compensation is advantageous because this type of compensation fosters a long-term commitment by executive employees and motivates them to improve the long-term market performance of our stock. In prior years, we attempted to achieve this goal with large share grants to our executives which typically vested over a three-year period. However, certain of those executives resigned when their share grants became substantially vested. Beginning in 2006, the Compensation Committee decided that a more effective way to provide sufficient incentives to retain executive talent was to grant options to purchase our common stock upon initial employment and granting additional options from time to time. The option grant dates are not established to coincide with releases of material non-public information. Rather, the option grant dates are established as the start date of the executive’s employment or the approval date of the Compensation Committee. Options granted to executive officers typically vest over a four to five-year period. We have also amended the options agreement for both granted and to-be-granted options to extend the time which an employee is allowed to exercise their vested options once they leave their employ with the Company. The Compensation Committee considers the base salary, cash bonus incentive plan, and the current Black-Scholes value of the stock options to determine the quantity and vesting period. See the tables below regarding share grants and option grants awarded to our executive officers.

Management periodically performs a review of our processes for share grants and stock option grants and exercises under the Plan. We believe that our executive officers have been in compliance with the terms of the Plan as well as applicable legal and tax requirements and accounting principles.

Insurance Benefits. As part of our compensation program, we currently pay all or a portion of the premiums on certain health insurance policies for executive officers. These benefits are also extended to all employees in a non-discriminatory manner.

Perquisites. Executive officers receive an annual allotment of personal time off (“PTO”) based upon the number of years of service and executive level position. All unused PTO at the end of 2008 in excess of 5 days is forfeited by executive officers, except for Mr. Cook and Mr. Schwartz. Mr. Cook receives 30 days PTO annually and is allowed to carryover all unused PTO into the subsequent year. Mr. Schwartz receives 20 days PTO annually and is entitled to be paid, in cash, (at the then current hourly rate) the amount of unused PTO at each anniversary date. At December 31, 2008, Mr. Cook had 16.5 days of unused PTO that were carried forward into 2009. At December 31, 2008, Mr. Schwartz had 5 days of unused PTO that were carried forward into 2009.

Payments in Connection with a Change in Control. All unvested share grants and unvested stock options become immediately vested following a “change in control” of company ownership. There are no other “change in control” provisions associated with executive officer employment agreements.

Emphasis on Performance

As described above, the Compensation Committee has set positive operating cash flow and achieving profitability as the performance metrics for our executive officers to earn annual cash bonuses. Operating cash flow is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and is adjusted to include tax equity development fee distributions paid from the geothermal projects to the Raser parent company. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our business and proprietary requirements to safeguard our patents and trademarks. EBITDA is also unaffected by our capital structure or investment activities. Since a significant portion of our benefit is anticipated to come from distributions paid by tax equity partners of our geothermal projects, we believe it is important to capture this in our EBITDA measurement. Our Compensation Committee uses this measure in evaluating our operating performance. We believe that operating cash flow is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure of operating cash flow may not be directly comparable to similar measures used by other companies. For these reasons, the Compensation Committee believes that EBITDA is the best overall measure of our performance that can be controlled by the decision making of our executives. We also believe that measuring performance at the Company level and not at the individual level is appropriate, because our executive group needs to operate as a team to achieve our objectives.

Generally, the Compensation Committee does not base compensation levels or awards directly on our stock price performance because it believes that it is not equitable to tie such compensation levels or awards on performance rewards based on a quantitative metric that management cannot directly control. Moreover, a close relationship between compensation levels and our stock price could lead to an undesirable focus on short-term results. However, the Compensation Committee does periodically review benchmark data comparing our stock price performance to that of similarly-sized public companies, and does consider this information in a general way in setting compensation levels each year. In addition, because a material portion of compensation for named executive officers is normally in the form of stock-based incentives, a significant portion of each executive’s compensation is inherently tied to stock price movement.

Emphasis on Long-Term Stock Ownership

Vesting of Equity Based Incentive Compensation. We seek to achieve the long-term objectives of equity compensation in part by extending the vesting period for options over a longer time period than what we believe to be the case in many other public companies. For example, with respect to the stock options granted to our named executive officers during 2008, 100% vest quarterly over five years. Between 10% and 20% of prior year option grants have vested immediately while 80% to 90% vest ratably over four to five years. Prior years share grants have vested over three to four years.

Policies Regarding Hedging and Insider Trading. Our policy prohibits any executive officer from buying or selling any Company securities or options or derivatives with respect to Company securities without obtaining prior approval from one of our Compliance Officers. This policy is designed to reduce the risk that an executive will trade in our securities at a time when he or she is in possession of inside information or could be deemed to be in possession of inside information. Our policy prohibits hedging except “in exceptional and limited circumstances approved by the Nominating and Governance Committee of the Board of Directors of the Company in its sole and absolute discretion. Investing in derivatives of the Company’s securities may be permitted, provided that any such investment is subject to compliance with the Company’s pre-clearance process set forth in the policy.” Federal securities laws prohibit our executive officers, directors and 10% stockholders from selling “short” our stock.

Tax and Accounting Considerations

The Compensation Committee periodically reviews our compensation practices for purposes of obtaining the maximum tax deductibility of compensation paid, consistent with our employment agreement contractual commitments, and as one factor in our compensation philosophy. From time to time, the Compensation Committee has awarded, and may in the future award, compensation that is not fully deductible if it determines that such award is consistent with this philosophy and is in the best interests of the Company and its stockholders. The Compensation Committee also endeavors to ensure that any compensation that could be characterized as non-qualified deferred compensation complies with Section 409A of the Internal Revenue Code. Such endeavors may include amending existing compensatory arrangements.

The Compensation Committee also takes into account the accounting treatment of compensation elements in determining types or levels of compensation for our executive officers.

Other Considerations

The Compensation Committee does not take into account aggregate amounts realized or realizable from prior years’ compensation when making decisions regarding current compensation levels. The Compensation Committee believes that in order to maintain the best group of executives to lead the Company, we need to provide individualized compensation packages which are highly competitive with the marketplace and reward performance. High-quality executive talent with the experience and capabilities sought by us is scarce. The Compensation Committee believes that if we could not provide attractive compensation packages to each executive, there would be unnecessary risk to stockholder value. Conversely, to reduce current year compensation below competitive levels is seen by the Compensation Committee as counterproductive.

Role of Named Executive Officers in the Compensation Process. As part of their job responsibilities, certain of our named executive officers participate in gathering and presenting facts related to compensation and benefit matters as requested by the Compensation Committee, and in formulating and making recommendations to the Compensation Committee in these areas. The executives, together with our employees who work in the compensation area and the compensation consultants, also conduct research with other expert sources to keep abreast of developments in these areas. All decisions, however, regarding the compensation of our executive officers are made by the Compensation Committee which consists entirely of independent members of the Board of Directors.

Summary Compensation Table for Fiscal Year 2008

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards ($)(6)	(f) Option Awards ($)(6)	(g) Non-Equity Incentive Plan Compensation ($)	(h) Changes in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)	(j) Total ($)
Brent M. Cook (1)	2008	$247,500	$—	$—	$298,993	$—	$—	$19,533	$566,026
Chief Executive Officer (principal	2007	$220,000	$—	$—	$371,543	$—	$—	$1,200	$592,743
executive officer)	2006	$220,000	$—	$—	$185,616	$—	$—	$1,200	$406,816
Patrick Schwartz (2)	2008	$186,850	$—	$—	$352,019	$—	$—	$1,200	$540,069
President	2007	$185,000	$—	$—	$527,121	$—	$—	$16,617	$728,738
	2006	$95,346	$—	$—	$546,644	$—	$—	$600	$642,590
Martin F. Petersen (3)	2008	$186,850	$—	$—	$287,670	$—	$—	$1,200	$475,720
Chief Financial Officer (principal	2007	$181,458	$—	$—	$633,014	$—	$—	$1,200	$815,672
financial and accounting officer)	2006	$—	$—	$—	$—	$—	$—	$—	$—
Richard D. Clayton (4)	2008	$172,763	$—	$—	$142,989	$—	$—	$1,200	$316,952
General Counsel, Secretary	2007	$133,882	$—	$—	$136,027	$—	$—	$900	$270,809
	2006	$—	$—	$—	$—	$—	$—	$—	$—
Steven R. Brown (5)	2008	$156,375	$—	$—	$207,258	$—	$—	$1,200	$364,833
Executive Vice President	2007	$147,083	$—	$—	$53,978	$—	$—	$1,150	$202,211
	2006	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Brent M. Cook joined the Company in January 2005 and received a base salary of $220,000 until 2008 when his annual base salary was increased to $250,000. Mr. Cook does not receive any additional compensation for serving as a member of our Board of Directors. During 2008, Mr. Cook also received a PTO payout in accordance with his previous employment contract which is included in all other compensation column (i) above totaling $18,333.

(2)	Patrick J. Schwartz began employment in June 2006 and received compensation of $95,346 over a period of six months, which equated to an annualized base salary of $185,000. During 2008, the annual base salary of Mr. Schwartz increased to $192,400.

(3)	Martin F. Petersen began employment in January 2007 and received compensation of $181,458 during 2007, which equated to an annualized base salary of $185,000. During 2008, the annual base salary of Mr. Petersen increased to $192,400.

(4)	Richard D. Clayton began employment in March 2007 and received compensation of $133,882, which equated to an annualized base salary of $170,000. During 2008, the annual base salary of Mr. Clayton increased to $181,050.

(5)	Steven R. Brown began employment in January 2007 and received compensation of $147,083 (including a signing bonus of $15,000), which equated to an annualized base salary of $145,000. During 2008, the annual base salary of Mr. Brown increased to $168,000.

(6)	Columns (e) and (f) represent the dollar amount recognized for financial statement reporting purposes with respect to the 2008, 2007 and 2006 fair value of the stock awards and option awards to purchase our common stock in accordance with Statement of Financial Accounting Standard 123R “Share Based Payment” (“SFAS 123R”). Under SEC rules relating to executive compensation disclosure, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. Fair values relating to share grants have been determined under SFAS 123R and were calculated using the common stock closing price on the date of grant and multiplying that price by the number of shares subject to the share grant. The equity-based compensation expense relating to the stock grants is recognized over the requisite service period of the grant. See “Grants in 2008 of Plan Based Awards” table below. For option awards, we utilize the Black-Scholes option-pricing model to determine the fair value on the date of the grant multiplied by the number of options subject to the option grants in accordance with SFAS 123R. The equity-based compensation expense relating to the stock option grants is recognized over the requisite service period of the grant. For information on the assumptions used to calculate the fair value of stock option grants, refer to Footnote 2, “Summary of Significant Accounting Policies,” to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended. These amounts reflect our accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the executive officers. No stock option awards received by our named executives above were forfeited or cancelled during 2008.

Grants in 2008 of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to our named executive officers in 2008, as follows (1) the grant date for equity awards; (2) the estimated future payouts under non-equity incentive plan awards; (3) the estimated future payouts under equity incentive plan awards which consist of performance based options to purchase shares of our common stock; (4) all other share awards and option awards, which includes the number of shares underlying such stock option awards; (5) the exercise price of the stock option awards, which reflects the closing price of our common stock on the date of grant; and (6) the grant date fair value of each equity award computed under SFAS 123R.

Name (a)	Grant Date (b)	Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payments Under Equity Incentive Plan Awards			All Other Share Awards: Number of Shares or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)		Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Brent M. Cook	—	$21,900	$87,500	$175,000	—	—	—	—
	04/03/08				—	—	—	—	100,000	(2)	$9.11	$722,500
	09/10/08				—	—	—	—				$55,035	(5)
Patrick J. Schwartz	—	$21,500	$87,000	$173,000
	09/10/08				—	—	—	—				$30,575	(5)
	09/16/08				—	—	—	—	3,000	(4)	$5.13	$12,105
Martin F. Petersen	—	$19,250	$77,000	$154,000
	09/10/08				—	—	—	—				$30,575	(5)
	09/16/08				—	—	—	—	3,000	(4)	$5.13	$12,105
Richard D. Clayton	—	$18,000	$72,000	$145,000
	05/13/08				—	—	—	—	75,000	(3)	$9.60	$572,768
	09/10/08				—	—	—	—				$23,237	(5)
	09/16/08				—	—	—	—	3,500	(4)	$5.13	$14,123
Steven R. Brown	—	$16,750	$67,000	$134,000
	05/13/08				—	—	—	—	75,000	(3)	$9.60	$572,768
	09/10/08				—	—	—	—				$15,288	(5)
	09/16/08				—	—	—	—	3,500	(4)	$5.13	$14,123

(1)	Represents the minimum, target, and maximum annual non-equity performance based bonus awards available to our named executive officers during 2008. The actual amounts earned with respect to these bonuses were zero as reflected in the “Summary Compensation Table” for 2008 above under the “Non-Equity Incentive Plan Compensation” column. Bonus amounts were determined based upon the achievement of positive cash flow and operating profitability (calculated as earnings before interest, taxes, depreciation and amortization). Since we did not achieve positive cash flow and operating profitability during 2008, a non-equity incentive plan bonus was not paid.

(2)	On April 3, 2008, the Compensation Committee of our Board of Directors awarded Mr. Cook 100,000 options to purchase shares of our common stock. The stock option grant provided for 5,000 options to vest each three months until April 3, 2013.

(3)	On May 13, 2008, the Compensation Committee of our Board of Directors awarded Mr. Clayton and Mr. Brown 75,000 options each to purchase shares of our common stock. The stock option grants provided for 3,750 options to vest each three months until May 13, 2013.

(4)	On September 16, 2008, the Compensation Committee of our Board of Directors awarded Mr. Schwartz, Mr. Petersen, Mr. Clayton, and Mr. Brown as part of a general corporate award options to purchase shares of our common stock totaling 3,000, 3,000, 3,500, and 3,500, respectively. The stock option grants provided for 150,150,175 and 175 options, respectively, to vest each three months until September 16, 2013.

(5)	On September 10, 2008, the Compensation Committee of our Board of Directors modified the post employment exercise terms of our outstanding inventive plan based options to extend the term of expiration of vested options after termination of employment from 90 days to a period determined based upon length of employment. Employees working between zero and two years may exercise vested options up to one year after termination of employment. For each year of employment in excess of two years, the employee may exercise vested options up to the same number of years that the employee was employed, rounded down to the nearest year. Because of this modification, we incurred additional equity based compensation expense for both vested and unvested options in accordance with SFAS 123(R) as presented in the table above.

Outstanding Equity Awards at December 31, 2008

The following table provides information on the current holdings of stock options and stock awards by our named executive officers. This table includes unexercised, vested and unvested option awards (see columns (b), (c), (d), (e), and (f)) and unvested stock awards (see column (g)). The vesting schedules for these grants are disclosed in the footnotes to this table. The market value of the stock awards is based upon the closing market price of a share of our common stock as of December 31, 2008, which was $3.73 per share.

Name (a)	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unvested Options (#) (d)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Brent M. Cook	100,000	—		—		$4.15	10/5/2014	—	—	—	—
	100,000	150,000	(1)	—		$5.01	2/16/2017	—	—	—	—
	10,000	90,000	(2)	—		$9.11	4/3/2018	—	—	—	—
Patrick J. Schwartz	160,000	90,000	(3)	—		$8.98	6/26/2016	—	—	—	—
	150	2,850	(4)	—		$5.13	9/16/2018	—	—	—	—
Martin F. Petersen	115,000	135,000	(5)	—		$7.25	1/8/2017	—	—	—	—
	150	2,850	(4)	—		$5.13	9/16/2018	—	—	—	—
Richard D. Clayton	53,250	61,750	(6)	—		$4.94	3/19/2017	—	—	—	—
	7,500	67,500	(7)	—		$9.60	5/13/2018	—	—	—	—
	175	3,325	(8)	—		$5.13	9/16/2018	—	—	—	—
Steven R. Brown	17,500	32,500	(9)	—		$7.25	1/8/2017	—	—	—	—
	7,500	67,500	(7)	—		$9.60	5/13/2018	—	—	—	—
	175	3,325	(8)	—		$5.13	9/16/2018	—	—	—	—
	—	—		50,000	(10)	$7.20	5/31/2017	—	—	—	—

(1)	50,000 shares underlying the options vest annually on February 16, 2009, 2010 and 2011.

(2)	5,000 shares underlying the options vest quarterly until April 3, 2013.

(3)	45,000 shares underlying the options vest annually on June 27, 2009 and 2010.

(4)	150 shares underlying the options vest quarterly until September 16, 2013.

(5)	45,000 shares underlying the options vest on January 8, 2009, 2010 and 2011.

(6)	4,750 shares underlying the options vest quarterly from March 19, 2009 to March 19, 2012.

(7)	3,750 shares underlying the options vest quarterly until May 13, 2013.

(8)	175 shares underlying the options vest quarterly until September 16, 2013.

(9)	2,500 shares underlying the options vest quarterly until January 8, 2012.

(10)	50,000 shares underlying the options contingently vest upon successfully placing each of our first three geothermal power plants in service. 16,666 shares underlying the options vest for the first plant placed in services, 16,667 shares underlying the options vest for the second plant placed in service and 16,667 shares underlying the options vest for the third plant placed in service. As of December 31, 2008, none of these performance based options have vested.

Options Exercised and Stock Vested in 2008

The following table provides information, for each named executive officer, on (1) stock option exercises during 2008, including the number of shares acquired upon exercise and the value realized, and (2) the number of shares resulting from vesting of stock grants and the value realized each before payment of any applicable withholding tax.

Name (a)	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Brent M. Cook	—	$—	—	$—
Patrick Schwartz	—	$—	—	$—
Martin F. Petersen	—	$—	—	$—
Richard D. Clayton	—	$—	—	$—
Steven R. Brown	—	$—	—	$—

Employment Contracts and Change in Control Arrangements

Except as indicated below, there are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company. All options will automatically vest in full upon a change in control of the Company as defined in the option agreements. If a change in control in our company had occurred as of December 31, 2008, 240,000 unvested options for Mr. Cook would have vested immediately; 92,850 unvested options for Mr. Schwartz would have vested immediately; 137,850 unvested options for Mr. Petersen would have vested immediately; 132,575 unvested options for Mr. Clayton would have vested immediately; and 103,325 unvested options for Mr. Brown would have vested immediately. In addition, upon the termination of employment of Mr. Cook, Mr. Schwartz, and Mr. Petersen, each of these executive officers is currently entitled to severance payments totaling $250,000 for Mr. Cook, $100,640 for Mr. Schwartz, and $96,200 for Mr. Petersen.

Agreements with our Named Executive Officers

The following is a description of selected terms of the agreements that we have entered into with our named executive officers, as such terms relate to the compensation reported and described in this proxy statement.

Employment Agreement with Brent M. Cook

Base Salary. The agreement provides for an annual salary of $250,000 from inception of this agreement on February 1, 2008 through the term of the agreement ending January 31, 2011, unless the agreement is terminated earlier as a result of a termination of Mr. Cook’s employment. The agreement provides for annual compensation reviews for comparable positions at public companies. If Mr. Cook does not continue employment with us after the termination of the agreement, Mr. Cook shall receive the sum of one year’s annual base salary in effect at the time of termination plus the annualized average of any incentive bonus payments made during the period of employment prior to Mr. Cook’s termination.

Bonus. The agreement provides that Mr. Cook is eligible to participate in an incentive bonus pursuant to our bonus plan, and participate in a deferred compensation plan that may be in effect from time to time. During the term of the agreement, Mr. Cook’s bonus opportunity, expressed as a percentage of base salary, will be established by the Compensation Committee at not more than 70% if all performance targets are achieved.

Equity-Based Incentive Awards. The agreement provides that Mr. Cook is eligible to receive additional options to purchase our common stock during the period of employment pursuant to a stock option plan that may be in effect from time to time.

Perquisites. The agreement provides that during the period of employment, that any unused vacation time may be carried over from year to year.

Employment Agreement with Patrick Schwartz

The original term of Mr. Schwartz’s agreement ended in June 2008. However, certain of the provisions of that agreement have been extended. Mr. Schwartz is an at-will employee entitled to an annual salary, incentive bonus with criteria established by the Compensation Committee, eligibility to receive additional options to purchase our common stock, severance pay totaling six months of salary and certain perquisites such as PTO and the ability to receive cash for unused PTO at each anniversary date.

Employment Agreement with Martin F. Petersen

Mr. Petersen is an at-will employee with an employment agreement that covers the duration of his employment, which entitles him to an annual salary, incentive bonus with criteria established by the Compensation Committee, eligibility to receive additional options to purchase our common stock, severance pay totaling six months of salary and certain perquisites such as vacation time each year.

Non-Competition and Confidentiality

Employees agree that for a period of two years after the termination of employment they will not directly compete with us or our business within the continental United States of America. The employees agree to hold in confidence for our benefit all secrets or confidential information, knowledge, or data relating to us or any of our affiliated companies or subsidiaries.

COMPENSATION OF DIRECTORS

Compensation of the Chairman

Mr. Kraig T. Higginson has served as our Chairman and a director since 2003. In addition, Mr. Higginson served as our President from October 2003 to March 2004 and as our Chief Executive Officer from March 2004 to January 2005. Subsequent to January 2005, Mr. Higginson has continued to serve as a full time employee and has served as our Chairman. His duties as our employee consist primarily of providing support and advice to our executive officers as well as helping structure capital transactions and work with investors.

Because Mr. Higginson continues to serve as an employee, he does not receive any additional compensation for his services as a director. During 2008, Mr. Higginson received a salary of $180,000. Since inception of our Amended and Restated 2004 Long-Term Incentive Plan During 2008, Mr. Higginson has not received any share grants or stock option grants. Accordingly, Mr. Higginson did not have any outstanding equity awards at December 31, 2008.

Compensation of Other Directors

Consistent with similarly-sized public companies in similar industries, we offer compensation to the non-employee members of our Board of Directors. Directors who are our employees do not receive any fees for their services as directors. The Compensation Committee approved cash compensation for non-employee directors. The director compensation is based upon a review of compensation levels for outside directors at comparable, similarly-sized, public companies that occurred in 2006. Accordingly, based upon the review, each non-employee director receives an $8,000 annual retainer ($2,000 quarterly). Additionally, each non-employee director receives annual Board meeting fees totaling $10,000 ($2,500 quarterly) and annual Committee fees totaling $15,000 ($3,750 quarterly). Mr. Markowitz receives an annual fee of $5,000 ($1,250 quarterly) in his capacity as the chairperson of the Compensation Committee. Mr. Herickhoff receives an annual fee of $5,000 ($1,250 quarterly) in his capacity as the chairperson of the Nominating and Governance Committee. Mr. Roeder receives an annual fee of $15,000 ($3,750 quarterly) in his capacity as chairperson of the Audit Committee.

Non-employee directors and employee directors are reimbursed for travel expenses for meetings attended.

On July 3, 2006, the Compensation Committee of the Board of Directors approved a new compensation plan for our outside directors. The standard equity package pursuant to the new plan consists of common stock awards varying in quantity from year to year based upon the nominal fair value of $95,000 of the total shares granted as of the date of each Annual Meeting of Stockholders (each actual share award is rounded to the nearest round lot of 100 shares). Current outside directors are allowed to transition to the new compensation plan by making an election within 30 days of the plan’s adoption by the Compensation Committee or the Annual Meeting of Stockholders in subsequent years. Any director who elects to adopt the new plan will retain all options vested up to that point under previous compensation arrangements and forfeit all unvested options.

On December 1, 2008, the Board of Directors appointed Scott Doughman as a special advisor to the Company for a four month period ending March 31, 2009, to evaluate specific proposals for strategic transactions. Mr. Doughman was paid $10,000 per month and was granted 5,000 stock options vesting over a one year period and having a ten year term.

Director Compensation Table for Fiscal Year 2008

The following table sets forth specified information regarding the compensation for 2008 of our non-employee directors. Our employee directors, Messrs. Brent M. Cook and Kraig T. Higginson, do not receive any compensation for their services as directors. Mr. Perriton did not receive any compensation for his service as a director during 2008.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Options Awards ($) (d) (7) (8)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension and Nonqualified Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Kraig T. Higginson	$—	$—	$—	$—	$—	$—	$—
Scott E. Doughman (1)	$29,565	$55,140	$3,610	$—	$—	$—	$88,315
James A. Herickhoff (2)	$35,500	$103,463	$4,077	$—	$—	$—	$143,040
Barry G. Markowitz (3)	$38,000	$103,273	$1,835	$—	$—	$—	$143,108
Reynold Roeder (4)	$48,000	$—	$12,230	$—	$—	$—	$60,230
Alan Perriton (5)	$—	$—	$283,298	$—	$—	$—	$283,298
Lee A. Daniels (resigned in May 2008) (6)	$19,000	$48,132	$12,230	$—	$—	$—	$79,362

(1)	On May 28, 2008, Mr. Doughman received a stock award in accordance with the new compensation plan described above. Accordingly, Mr. Doughman was granted 9,500 shares that will vest and be delivered on May 28, 2009, one year after the 2008 Annual Meeting of Stockholders. The fair value of the stock award was computed based upon the closing market price of our common stock on the grant date totaling $94,525. On December 5, 2008, Mr. Doughman was granted 5,000 options to purchase shares of our common stock. The strike price of the options was determined as the closing market price on the grant date, or $3.55 per share. The fair value of the 5,000 options on the grant date computed using the Black-Scholes option-pricing model was $14,438. The aggregate number of Mr. Doughman’s unexercised option awards outstanding at December 31, 2008 totaled 5,000.

(2)	On May 28, 2008, Mr. Herickhoff received a stock award in accordance with the new compensation plan described above. Accordingly, Mr. Herickhoff was granted 9,500 shares that will vest and be delivered on May 28, 2009, one year after the 2008 Annual Meeting of Stockholders. The fair value of the stock award was computed based upon the closing market price of our common stock on the grant date totaling $94,525. No options were granted to Mr. Herickhoff during 2008. The aggregate number of Mr. Herickhoff’s unexercised options at December 31, 2008 totaled 33,333.

(3)	On May 28, 2008, Mr. Markowitz received a stock award in accordance with the new compensation plan described above. Accordingly, Mr. Markowitz was granted 9,500 shares that will vest and be delivered on May 28, 2009, one year after the 2008 Annual Meeting of Stockholders. The fair value of the stock award was computed based upon the closing market price of our common stock on the grant date totaling $94,525. No options were granted to Mr. Markowitz during 2008. The aggregate number of Mr. Markowitz’s unexercised options at December 31, 2008 totaled 15,000.

(4)	No shares or options were granted to Mr. Roeder during 2008. The aggregate number of Mr. Roeder’s unexercised options at December 31, 2008 totaled 100,000.

(5)	No shares or options were granted to Mr. Perriton during 2008. The aggregate number of Mr. Perriton’s unexercised options at December 31, 2008 totaled 105,000.

(6)	No shares or options were granted to Mr. Daniels during 2008. The aggregate number of Mr. Daniels’ unexercised options at December 31, 2008 totaled 100,000.

(7)	On September 10, 2008, the Compensation Committee of our Board of Directors modified the post termination exercise terms of our outstanding incentive plan based options to extend the term of expiration of vested options after termination of service as a member of the Board of Directors from 90 days to a period determined based upon length of service. Directors who have served on the Board of Directors between zero and two years may exercise vested options up to one year after termination or resignation from the Board of Directors. For each year of service in excess of two years, the director may exercise vested options up to the same number of years that the director was a member of the Board of Directors, rounded down to the nearest year. Because of this modification, we incurred additional equity based compensation expense for both vested and unvested options in accordance with Statement of Financial Accounting Standard 123R “Share Based Payment” (“SFAS 123R”) for Mr. Herickhoff totaling $4,077; Mr. Markowitz totaling $1,835; Mr. Roeder totaling $12,230; Mr. Perriton totaling $12,842; and Mr. Daniels totaling $12,230 as presented in the table above.

(8)	Column (d) represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fair value of the stock option awards to purchase our common stock in accordance with SFAS 123(R). Under SEC rules relating to executive compensation disclosure, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. Fair values relating to option awards are computed using the Black-Scholes option-pricing model to determine the fair value on the date of the grant multiplied by the number of options subject to the option grants in accordance with SFAS 123R. The equity-based compensation expense relating to the stock option grants is recognized over the requisite service period of the grant. For information on the assumptions used to calculate the fair value of stock option grants, refer to Footnote 2, “Summary of Significant Accounting Policies,” to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended. These amounts reflect our accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the executive officers. No stock option awards received by our directors above were forfeited or cancelled during 2008.

Compensation Committee

The Compensation Committee assists the Board of Directors in discharging its responsibilities relating to the compensation of our executive officers and directors. The Compensation Committee consists of three independent directors, Mr. Markowitz (Chairman), Mr. Herickhoff, and Mr. Doughman. During 2008, Mr. Lee Daniels resigned as a member of the Board of Directors to accept a voluntary position as a Mission President for The Church of Jesus Christ of Latter-day Saints in Japan. At that time, Mr. Daniels also resigned his position as the Chairman of the Compensation Committee. None of our executive officers serve as members of the Compensation Committee.

The Compensation Committee determines, approves and reports to the Board of Directors on all elements of compensation for our executive officers, including salaries, bonuses, stock option grants, and other benefits and compensation arrangements. The Compensation Committee provides general oversight of our compensation structure and also has the authority to make grants under and otherwise administer our equity compensation plans.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the foregoing compensation discussion and analysis with management. Based upon our review and discussions, the Compensation Committee has recommended to the Board of Directors that the compensation discussion and analysis be included in this Amendment No. 1 on Form 10-K/A.

THE COMPENSATION COMMITTEE OF

THE BOARD OF DIRECTORS

Barry G. Markowitz (Committee Chair)

James A. Herickhoff

Scott E. Doughman

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of March 31, 2009, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our current directors and executive officers as a group. As of March 31, 2009, we had one class of voting securities that consisted of 64,855,718 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 31, 2009, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. The following tables are based upon information supplied by directors, officers and principal stockholders and reports filed with the SEC.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Fletcher International, Ltd. (48 Wall Street, 5th Floor, New York, New York 10005)	10,580,247	(1)	14.9%
Common Stock	Kraig T. Higginson (5152 N. Edgewood Dr., Suite 375 Provo, Utah 84604)	9,850,299	(2)	14.9%
Common Stock	Jack Kerlin (5152 N. Edgewood Dr., Suite 375 Provo, Utah 84604)	4,642,952	(3)	7.2%
Common Stock	Investco Ltd. (1555 Peachtree Street NE, Atlanta, Georgia 30309)	3,268,487	(4)	5.0%

(1)	Consists of 4,360,417 shares held in the name of Fletcher International, Ltd. On November 14, 2008, in connection with our $20.0 million equity financing with Fletcher International, Ltd., we issued warrants to Fletcher International Ltd. to acquire shares of our common stock in an aggregate value of up to $20.0 million that may not exceed 7,458,532 shares of our common stock at an exercise price of the lesser of (a) $6.00 per share or (b) the 40-day volume weighted average price, less $.60 per share. At March 31, 2009, the beneficial ownership included warrants to acquire 6,219,830 shares at an exercise price equal to the 40 day volume weighted-average price, less $.60 per share, which equaled $3.22.

(2)	Consists of 5,632,600 shares held in the name of Higginson Family Investments, LLC, 2,143,642 shares held in the name of Radion Energy LLC, 490,650 shares held in the name of Jeanette S. Higginson, 622,400 shares held in street name, and 500,000 shares held in the name of HP Fund, LLC, each of which are deemed to be controlled by Mr. Higginson. Also includes warrants issued to Radion Energy LLC to acquire up to 461,007 shares at March 31, 2009 with an exercise price of $6.00 per share in connection with our January 2009 line of credit agreement. The warrants are also deemed to be controlled by Mr. Higginson.

(3)	Consists of 2,206,726 shares held in the name of Kerlin Trust, 2,356,226 shares held in the name of the Lorisa Kerlin Trust, DTD, 75,000 share held in the name of the Jack Kerlin Trust, DTD, and 5,000 shares held in the name of Jack Kerlin, each of which are deemed to be controlled by Mr. Kerlin.

(4)	As reported on a Schedule 13G filed on February 13, 2009. Consists of 3,268,487 shares held by Investco PowerShares Capital Management LLC. These shares are deemed to be controlled by Investco Ltd.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Kraig T. Higginson	9,850,299	(1)	14.9%
Common Stock	Brent M. Cook	996,250	(2)	1.5%
Common Stock	Patrick J. Schwartz	168,960	(3)	*
Common Stock	Martin F. Petersen	162,150	(4)	*
Common Stock	Reynold Roeder	93,775	(5)	*
Common Stock	Richard D. Clayton	74,200	(6)	*
Common Stock	Alan G. Perriton	74,000	(7)	*
Common Stock	James A. Herickhoff	71,133	(8)	*
Common Stock	Barry G. Markowitz	51,800	(9)	*
Common Stock	Steven R. Brown	37,850	(10)	*
Common Stock	Scott E. Doughman	14,500	(11)	*
	All Directors and Executive Officers as a Group	11,594,917		17.3%

*	Less than 1%

(1)	Consists of 5,632,600 shares held in the name of Higginson Family Investments, LLC, 2,143,642 shares held in the name of Radion Energy LLC, 490,650 shares held in the name of Jeanette S. Higginson, 622,400 shares held in street name, and 500,000 shares held in the name of HP Fund, LLC, each of which are deemed to be controlled by Mr. Higginson. Also includes warrants issued to Radion Energy LLC to acquire up to 461,007 shares at March 31, 2009 with an exercise price of $6.00 per share in connection with our January 2009 line of credit agreement. The warrants are also deemed to be controlled by Mr. Higginson.

(2)	Includes 660,000 shares held in the name of BMC Highland Investments LLC, 53,100 shares held in the name of Mr. Cook, 4,200 shares held in the name of Jackie Cook, 8,950 shares held by Mr. Cook in an IRA account, each of which are deemed to be controlled by Mr. Cook. Also includes options to purchase 270,000 shares exercisable within 60 days of March 31, 2009 by Mr. Cook.

(3)	Includes 3,100 shares held in the name of Mr. Schwartz and 5,560 held in the name of Barbara Schwartz, each of which are deemed to be controlled by Mr. Schwartz. Also includes options to purchase 160,300 shares exercisable within 60 days of March 31, 2009 by Mr. Schwartz.

(4)	Consists of 600 shares held in the name of Mr. Petersen, 250 shares held in the name of Tayva Petersen, and 1,000 shares held by Mr. Peterson in an IRA account, each of which are deemed to be controlled by Mr. Petersen. Also includes options to purchase 160,300 shares exercisable within 60 days of March 31, 2009 by Mr. Petersen.

(5)	Includes 21,775 shares held in the name of Reynold and Wendy S. Roeder, JTWROS and 2,000 shares held in street name, each of which are deemed to be controlled by Mr. Roeder. Also includes options to purchase 70,000 shares exercisable within 60 days of March 31, 2009 by Mr. Roeder.

(6)	Consists of 600 shares held in the name of Mr. Clayton, 250 shares held in the name of Gissa Clayton, each of which are deemed to be controlled by Mr. Clayton. Also includes options to purchase 73,750 shares exercisable within 60 days of March 31, 2009 by Mr. Clayton.

(7)	Includes 4,000 shares held in street name by Mr. Perriton. Also includes options to purchase 70,000 shares exercisable within 60 days of March 31, 2009 by Mr. Perriton.

(8)	Includes 23,300 shares held by Mr. Herickhoff and 9,500 shares held in the name of Mr. Herickhoff that will vest within 60 days of March 31, 2009. Also includes options to purchase 33,333 shares exercisable within 60 days of March 31, 2009 by Mr. Herickhoff.

(9)	Includes 23,300 shares held in the name of Mr. Markowitz, 4,000 shares held in street name, and 9,500 shares held in the name of Mr. Markowitz that will vest within 60 days of March 31, 2009, each of which are deemed to be controlled by Mr. Markowitz. Also includes options to purchase 15,000 shares exercisable within 60 days of March 31, 2009 by Mr. Markowitz.

(10)	Includes options to purchase 37,850 shares exercisable within 60 days of March 31, 2009 by Mr. Brown.

(11)	Includes 9,500 shares held in the name of Mr. Doughman that will vest within the 60 days of March 31, 2009. Also includes options to purchase 5,000 shares exercisable within 60 days of March 31, 2009 by Mr. Doughman.

Changes in Control

To our best knowledge, there are no present arrangements or pledges of our securities which may result in a change of control.

Securities Authorized For Issuance under Equity Compensation Plans.

The following table sets forth the number of shares of our common stock underlying outstanding options and warrants that have been issued under our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	3,353,783	$8.37	3,012,104
Other equity issuances outside of the compensation plan	11,198,775	$8.62	—

Total	14,552,558	$8.57	3,012,104

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

On November 14, 2008, in connection with our $20.0 million equity financing with Fletcher International, Ltd., we issued warrants to Fletcher International, Ltd. to acquire shares of our common stock in an aggregate value of up to $20.0 million that may not exceed 7,458,532 shares of our common stock at an exercise price of the lesser of (a) $6.00 per share or (b) the 40 day volume weighted-average price, less $.60 per share.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

From inception to December 31, 2008, we granted options to purchase an aggregate of 1,693,000 shares of our common stock to individuals that currently serve as our named executive officers and directors. Such options were granted at exercise prices ranging from $3.55 to $25.95 per share, in each case reflecting the fair market value per share of our common stock on the date of grant. 156,667 of the options have been forfeited by the directors who chose to participate in the new director compensation plan effective July 3, 2006. No options awarded to current named executive officers and directors have been exercised as of December 31, 2008.

From inception to December 31, 2008 we granted 75,100 shares of our common stock to our current named executive officers and directors. Of those shares granted, as of December 31, 2008, 46,600 shares have been issued and delivered, and are included in the total shares outstanding.

A “related party transaction” is a transaction between Raser and (i) any person that is a beneficial holder of 5% or more of the Company’s common stock or any person who is a director, officer or employee of Raser or (ii) any person or entity that is a related party to a person who is a director, officer or employee of Raser. For purposes of this policy, officers shall be defined as “Executive Officers” under applicable SEC rules and regulations. As described in our corporate code of ethics, the Company generally prohibits all related party transactions unless the Board of Directors or a related subcommittee determines, in advance, that there is a compelling business reason to enter into such a transaction. Board of Director or related subcommittee approvals are documented in the minutes to the applicable meeting.

Kevin Kerlin, the son of Jack Kerlin, a beneficial holder of more than 5% of the outstanding shares of common stock of the Company, was an employee of our Company and was terminated in 2008. Upon termination, he exercised his remaining 40,000 options at $3.65 per share or $146,000.

On November 13, 2008, we entered into an agreement (the “Fletcher Agreement”) with Fletcher International, Ltd. (“selling security holder”). Pursuant to the terms of the Fletcher Agreement, on November 14, 2008, the selling security holder purchased 2,000,000 shares of our common stock at a fixed price of $5.00 per share and, on December 12, 2008, purchased 2,360,417 shares of our common stock for $4.23654 per share, which is a price per share equal to $10,000,000 divided by 110% of the average of the daily volume-weighted average price on the NYSE Arca exchange for the common stock for the ten business days ending on and including December 11, 2008. The gross proceeds from the closing of the November 14, 2008 and December 12, 2008 private placement transactions were $20,000,000, before deducting fees and commissions. In connection with our $20.0 million equity financing with Fletcher International, Ltd., we issued warrants to Fletcher International, Ltd. to acquire shares of our common stock in an aggregate value of up to $20.0 million that may not exceed of 7,458,532 shares of our common stock at an exercise price of the lesser of (a) $6.00 per share or (b) the 40 day volume weighted-average price, less $.60 per share. At March 31, 2009, 6,219,830 warrants were exercisable at an exercise price equal to the 40 day volume weighted-average price, less $.60 per share, which equaled $3.22.

Under the Fletcher Agreement, we are required to file a registration statement with the SEC to register the resale of the shares of common stock acquired by the purchaser. Although we timely filed that registration statement, we will not be in a position to have that registration statement declared effective by the SEC until the SEC staff has completed its review of our filings. We are required to make a cash payment of $200,000 to the purchaser each month until the registration statement is declared effective up to a maximum of $2,000,000. As of December 31, 2008, we had accrued for a total of $800,000 pursuant to these provisions.

On January 27, 2009, we entered into an Unsecured Line of Credit Agreement and Promissory Note (the “Line of Credit”), among Radion Energy, LLC (“Radion”), Ocean Fund, LLC (“Ocean Fund”), Primary Colors, LLC (“Primary Colors”) and R. Thomas Bailey, an individual (collectively, the “Lenders”). Pursuant to the Line of Credit, we may borrow up to $15.0 million, subject to the final approval of each advance by the Lenders. Radion committed $7.2 million and is controlled by our Chairman of the Board of Directors, Kraig Higginson. Ocean Fund committed $5.3 million and is controlled by Mr. Warner, a 5% beneficial owner.

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

As of March 31, 2009, we had borrowed $3.3 million from Radion under the line of credit. Interest payable on the amount borrowed totals $13,600. Accordingly, Radion has received approximately 461,000 warrants to purchase our common stock at a strike price of $6.00 per share as a result of the amount borrowed.

Director Independence

We are committed to having sound corporate governance principles. Having such principles is essential to running our business efficiently and to maintaining our integrity in the marketplace.

Board Structure and Committee Composition

As of December 31, 2009, our Board of Directors is comprised of seven (7) directors and maintains the following three standing committees: Audit Committee; Compensation Committee; and Nominating and Governance Committee. The Board of Directors has determined that each of our five non-employee directors has no material relationship with the Company and is independent within the meaning of the NYSE’s corporate governance listing standards and the rules of the SEC. The membership of each board member as of December 31, 2008 and the standing committees are described below.

Name of Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
Non-Employee Independent Directors:
Scott E. Doughman		X
James A. Herickhoff	X	X	X*
Reynold Roeder	X*
Barry G. Markowitz	X	X*	X
Alan G. Perriton
Lee A. Daniels (resigned effective May 2008)	X	X**	X
Employee Directors:
Kraig T. Higginson
Brent M. Cook

X = Committee Member

* = Chairperson

** = Former Chairperson

ITEM 14.	Principal Accounting Fees and Services.

The following table sets forth a summary of the fees billed to us by Hein & Associates LLP and by Tanner LC, our former independent registered public accountants, for professional services performed for the years ended December 31, 2008 and 2007, respectively:

	2008	2007
Audit Fees (Hein & Associates LLP) (1)	$424,490	$219,830
Audit Fees ( Tanner LC) (2)	—	16,190
Audit-Related Fees (3)	10,864	9,180
Tax Fees (4)	—	—
All Other Fees	—	—

Total	$435,354	$245,200

(1)	Consisted of fees for professional services rendered by Hein & Associates LLP for the audit of our annual financial statements included in our Annual Report on Form 10-K, as amended, and the review of financial statements included in our Forms 10-Qs or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

(2)	Consisted of fees for professional services rendered by our former independent registered public accountants for the audit of our annual financial statements included in our Annual Report on Form 10-K, as amended, and the review of financial statements included in our Form 10-Qs or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

(3)	Consisted of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees” such as comfort or assurance letters.

(4)	Consisted of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

As discussed in Item 10. Directors, Executive Officers and Corporate Governance above, the Audit Committee appoints, evaluates and approves the compensation of our independent registered public accountants; reviews and approves the scope of the annual audit, the audit fee and the financial statements. The Audit Committee also approves all audit-related fees that are reasonably related to the performance of the annual audit such as comfort or assurance letters. Our Audit Committee has concluded that Hein & Associates LLP has remained independent throughout the audit processes for the years ending December 31, 2008 and 2007, respectively.

ITEM 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Document

2.1	Agreement and Plan of Reorganization dated October 2, 2003 among Wasatch Web Advisors, Inc., the Company and the stockholders of the Company (incorporated by reference to Exhibit 2 to our current report on Form 8-K filed October 14, 2003 (File No. 000-30657))

2.2	Agreement and Plan of Merger between Raser Technologies, Inc., a Utah corporation, and Raser Technologies, Inc., a Delaware corporation, dated April 17, 2007 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed April 23, 2007 (File No. 001-32661))

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 18, 2007 (File No. 001-32661))

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 18, 2007 (File No. 001-32661))

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to our annual report on Form 10-K filed March 11, 2008 (File No. 001-32661))

4.2	Registration Rights Agreement, dated as of July 22, 2004, among the Company and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

Exhibit Number	Description of Document

4.3	Form of Warrant to Purchase Shares of the Company’s Common Stock (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed July 28, 2004 (File No. 000-30657))

4.4	Form of Registration Rights Agreement dated as of March 30, 2007 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

4.5	Common Stock Purchase Warrant, dated January 16, 2008 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

4.6	Registration Rights Agreement, dated as of January 16, 2008, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

4.7	Indenture, dated as of March 26, 2008, between Raser Technologies, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed March 27, 2008 (File No. 001-32661))

4.8	Registration Rights Agreement, dated March 26, 2008, between Raser Technologies, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed March 27, 2008 (File No. 001-32661))

4.9	Agreement, dated November 13, 2008, between Raser Technologies, Inc. and Fletcher International, Ltd. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed November 14, 2008 (File No. 001-32661))

4.10	Warrant, dated November 13, 2008, granted by Raser Technologies, Inc. to Fletcher International, Ltd. (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed November 14, 2008 (File No. 001-32661))

4.11	Unsecured Line of Credit Agreement and Promissory Note, dated January 27, 2009, among Raser Technologies, Inc., Radion Energy, LLC, Ocean Fund, LLC, Primary Colors, LLC, and R. Thomas Bailey (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed February 2, 2009 (File No. 001-32661))

4.12	Form of Warrant issued pursuant to the Unsecured Line of Credit Agreement and Promissory Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed February 2, 2009 (File No. 001-32661))

10.1#	Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Appendix B to our information statement on Schedule 14C filed May 14, 2004 (File No. 000-30657))

10.2#	Form of Stock Option Agreement for the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-QSB filed August 13, 2004 (File No. 000-30657))

10.3#	Restricted Stock Grant Agreement dated as of February 23, 2004 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.4#	Restricted Stock Grant Agreement dated as of February 25, 2004 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

10.5#	At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement effective as of August 1, 2004 between the Company and William Dwyer (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-QSB filed November 9, 2004 (File No. 000-30657))

Exhibit Number	Description of Document

10.6#	Form of Award Agreement for Outside Directors under the Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to our current report on Form 8-K/A filed July 20, 2006 (File No. 001-32661))

10.7#	Employment Agreement dated January 31, 2005 between the Company and Brent M. Cook (incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed February 4, 2005 (File No. 000-30657))

10.8#	Amended Restricted Stock Grant Agreement dated as of April 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.10 to our current report on Form 8-K filed May 5, 2005 (File No. 000-30657))

10.9	Lease Agreement by and between the Company and EsNET Properties L.C., dated as of March 11, 2005 (incorporated by reference to Exhibit 10.11 to our current report on Form 8-K filed May 24, 2005 (File No. 000-30657))

10.10#	Second Amended Restricted Stock Grant Agreement dated as of July 12, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.11#	Third Amended Restricted Stock Grant Agreement dated as of July 29, 2005 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.12#	First Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 29, 2005 between the Company and William Dwyer (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.13#	Amended Restricted Stock Grant Agreement dated July 22, 2005 between the Company and Timothy D. Fehr (incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-QSB filed November 14, 2005 (File No. 001-32661))

10.14#	Fifth Amended Restricted Stock Grant Agreement dated as of January 15, 2006 between the Company and John C. Ritter (incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.15#	Second Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of January 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.17 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.16#	Second Amended Restricted Stock Grant Agreement dated February 1, 2006 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q filed May 15, 2006 (File No. 001-32661))

10.17#	Employment Agreement dated as of June 27, 2006 between the Company and Patrick J. Schwartz (incorporated by reference to Exhibit 10.16 to our current report on Form 8-K filed June 30, 2006 (File No. 001-32661))

10.18†	Termination Agreement and Mutual General Release dated as of September 2, 2006 by and among the Company, Power Acquisition Corp., Amp Resources, LLC, Amp Capital Partners, LLC, Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, Sorenson Capital Partners, L.P. and John H. Stevens, individually and as representative of the Amp Resources, LLC Equityholders (as defined therein) (incorporated by reference to Exhibit 10.21 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

Exhibit Number	Description of Document

10.19†	Promissory Note, dated September 2, 2006, between Amp Resources, LLC and the Company (incorporated by reference to Exhibit 10.22 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.20†	Amended and Restated License and Sublicense Agreement dated as of November 2, 2006 by and between Raser—Power Systems, LLC and Recurrent Engineering, L.L.C. (incorporated by reference to Exhibit 10.23 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.21†	First Amendment to Intercreditor and Subordination Agreement dated as of September 2, 2006 by and among Highland Capital Partners VI Limited Partnership, Highland Subfund VI-Amp Limited Partnership, Highland Entrepreneurs’ Fund VI Limited Partnership, SCP/AR, LLC, AMP Capital Partners, LLC and the Company (incorporated by reference to Exhibit 10.24 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.22†	Guaranty dated September 2, 2006 by and between the Company and Recurrent Engineering LLC (incorporated by reference to Exhibit 10.25 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.23#	Third Amended At Will Employment, Confidential Information, Invention Assignment, Noncompetition and Arbitration Agreement dated as of July 31, 2006 between the Company and William Dwyer (incorporated by reference to Exhibit 10.28 to our quarterly report on Form 10-Q filed November 9, 2006 (File No. 001-32661))

10.24†	Geothermal Lease Agreement dated December 22, 2006 among Raser-Power Systems, LLC, and Truckee River Ranch, LLC (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on March 20, 2007 (File No. 001-32661))

10.25#	Settlement Agreement, Severance Agreement and Release dated January 2, 2007 between the Company and William Dwyer (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 5, 2007 (File No. 001-32661))

10.26#	Employment Agreement dated as of January 8, 2007 by and between Raser Technologies Operating Company, Inc. and Martin F. Petersen (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 11, 2007 (File No. 001-32661))

10.27#	Third Amended Restricted Stock Grant Agreement dated as of January 16, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 19, 2007 (File No. 001-32661))

10.28	Securities Purchase Agreement dated as March 30, 2007 among the Company and the Purchasers (as defined in the Agreement) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 5, 2007 (File No. 001-32661))

10.29†	Geothermal Lease Agreement dated January 17, 2007 by and between Raser Power Systems, LLC, Richard Guelich and Charles McGee (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.30†	Advisory Agreement dated as of March 22, 2007 by and between the Company and Objective Equity LLC (incorporated by reference to Exhibit 10.35 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.31†	Sourcing and Development Agreement dated as of April 6, 2007 by and between the Company and UTC Power Corporation (incorporated by reference to Exhibit 10.37 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.32†	Service Agreement dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.38 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

Exhibit Number	Description of Document

10.33†	Purchase Contract dated as of April 6, 2007 by and between UTC Power Corporation and Truckee Geothermal No. 1 SV-01, LLC (incorporated by reference to Exhibit 10.39 to our registration statement on Form S-3 filed May 9, 2007 (File No. 333-142779))

10.34	Offer to Lease and Lease for Geothermal Resources, effective September 1, 2007, between Raser Power Systems, LLC and the BLM (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 7, 2007) (File No. 001-32661))

10.35#	Fourth Amended Restricted Stock Grant Agreement dated September 4, 2007 between the Company and Timothy Fehr (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 7, 2007 (File No. 001-32661))

10.36†	Letter Agreement dated September 27, 2007, between Raser Technologies, Inc., and GeoLectric Power Company NM, LLC (incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q filed November 9, 2007 (File No. 001-32661))

10.37†	Lightning Dock Geothermal, Inc. Asset Purchase Agreement, dated as of December 3, 2007, by and among Lightning Dock Geothermal HI-01, LLC, a Delaware limited liability company, Lightning Dock Geothermal, Inc., a New Mexico corporation, GeoLectric Power Company NM, LLC, a New Mexico limited liability company, and Edward C. Fisch, a resident of the State of California, Edward C. Fisch, Trustee of the Edward C. Fisch Defined Benefit Plan, a trust established pursuant to ERISA, and Jack S. Wood, Trustee of the Wood Family Trust, a trust established pursuant to the laws of the State of California (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 10, 2007 (File No. 001-32661))

10.38	Commitment Letter, dated January 16, 2008, among the Company, Truckee Geothermal No. 1 SV-01, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 23, 2008 (File No. 001-32661))

10.39†	Surface Access and Use Agreement dated December 14, 2007, between Raser Power Systems, LLC and Truckee River Ranch, LLC (incorporated by reference to Exhibit 10.39 to our annual report on Form 10-K filed March 11, 2008 (file No. 001-32661))

10.40	Renewable Power Purchase and Sale Agreement, dated March 10, 2008, between City of Anaheim and Thermo No. 1 BE-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 19, 2008 (File No. 001-32661))

10.41	Renewable Power Purchase and Sale Agreement, dated March 10, 2008, between City of Anaheim and Harmony Geothermal No. 1 IR-01, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 19, 2008 (File No. 001-32661))

10.42	Purchase Agreement, dated March 19, 2008, by and between Raser Technologies, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 25, 2008 (File No. 001-32661))

10.43	Call Spread Option Transaction, dated March 19, 2008, between Merrill Lynch Financial Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 25, 2008 (File No. 001-32661))

10.44	Confirmation of Forward Stock Purchase Transaction, dated March 19, 2008, between Merrill Lynch Financial Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed March 25, 2008 (File No. 001-32661))

Exhibit Number	Description of Document

10.45	Pledge and Escrow Agreement, dated as of March 26, 2008, among Raser Technologies, Inc., The Bank of New York, as escrow agent, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 27, 2008 (File No. 001-32661))

10.46†	Purchase Contract, dated April 3, 2008, between UTC Power Corporation and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 9, 2008 (File No. 001-32661))

10.47#	Employment Agreement dated April 4, 2008 by and between Raser Technologies, Inc. and Brent M. Cook (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 19, 2008 (File No. 001-32661))

10.48†	Commitment Letter, dated May 16, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Thermo No. 1 BE-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 21, 2008 (File No. 001-32661))

10.49†	Renewable Power Purchase and Sale Agreement, dated June 11, 2008, between the Salt River Project Agricultural Improvement and Power District and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 13, 2008 (File No. 001-32661))

10.50	Commitment Letter, dated July 18, 2008, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raser Technologies, Inc., and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 21, 2008 (File No. 001-32661))

10.51	Account and Security Agreement, dated as of August 31, 2008, by and between Thermo No. 1 BE-01, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 5, 2008 (File No. 001-32661))

10.52	Engineering, Procurement and Construction Agreement, dated as of August 31, 2008, by and between Thermo No. 1 BE-01, LLC and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 5, 2008 (File No. 001-32661))

10.53	Equity Capital Contribution Agreement, dated as of August 31, 2008, by and among Intermountain Renewable Power, LLC and Thermo No. 1 BE-01, LLC, on the one hand, and Merrill Lynch L.P. Holdings Inc., on the other hand (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed September 5, 2008 (File No. 001-32661))

10.54	Operation and Maintenance Agreement, dated as of August 31, 2008, by and between Thermo No. 1 BE-01, LLC and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed September 5, 2008 (File No. 001-32661))

10.55	Credit Agreement, dated as of August 31, 2008, among Thermo No. 1 BE-01, LLC, the Lenders (as defined in the Credit Agreement), and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed September 5, 2008 (File No. 001-32661))

10.56	Amended and Restated Limited Liability Company Agreement of Thermo No. 1 BE-01, LLC, a Delaware limited liability company, dated as of August 31, 2008, by and between Intermountain Renewable Power, LLC and Merrill Lynch L.P. Holdings Inc. (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed September 5, 2008 (File No. 001-32661))

10.57	Closing Date and Funding Acknowledgment, dated August 31, 2008, by and among Thermo No. 1 BE-01, LLC, Merrill Lynch Credit Products, LLC, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed September 5, 2008 (File No. 001-32661))

10.58	Agreement, among Raser Technologies, Inc., Trail Canyon Geothermal No. 1 SV-02, LLC, Raser Power Systems, LLC, and Pratt & Whitney Power Systems, Inc., dated as of April 9, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 17, 2009 (File No. 001-32661))

Exhibit Number	Description of Document

21.1*	Significant Subsidiaries of Raser Technologies, Inc.

23.1**	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2*	Consent of GeothermEx, Inc.

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

†	Confidential treatment has been requested for portions of this exhibit.

#	Management contract or compensatory plan or arrangement.

*	Previously filed.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RASER TECHNOLOGIES, INC.

Date: April 21, 2009

/s/ Brent M. Cook
Brent M. Cook,
Chief Executive Officer and Director

POWER OF ATTORNEY

Pursuant to the requirements of the Exchange Act, this Amendment No. 1 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: April 21, 2009		/s/ Brent M. Cook
Brent M. Cook, Chief Executive Officer and Director (principal executive officer)

Date: April 21, 2009		*
Kraig T. Higginson, Executive Chairman of the Board

Date: April 21, 2009		/s/ Martin F. Petersen
Martin F. Petersen, Chief Financial Officer (principal financial and accounting officer)

Date: April 21, 2009		*
Reynold Roeder, Director

Date: April 21, 2009		*
Barry Markowitz, Director

Date: April 21, 2009		*
Alan Perriton, Director

Date: April 21, 2009		*
James A. Herickhoff, Director

Date: April 21, 2009		*
Scott E. Doughman, Director

	*By	/s/ Brent M. Cook
Attorney-in-Fact