Form 10-Q
period 2009-03-31
RASER TECHNOLOGIES INC
filed 2009-05-11
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of registrant’s common stock as of May 8, 2009 was 64,482,871 shares.

Raser Technologies, Inc.

SEC Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$159,067	$1,534,820
Restricted cash	76,535	75,704
Notes receivable, net	4,419	144,525
Restricted marketable securities (held to maturity)	6,547,355	6,521,347
Other current assets	797,195	1,147,562

Total current assets	7,584,571	9,423,958
Restricted cash	11,006,434	20,900,135
Land	1,811,063	1,811,063
Geothermal property, plant and equipment	98,190,985	—
Power project leases and prepaid delay rentals	6,718,136	8,630,643
Geothermal well field development-in-progress	727,762	31,388,628
Power project construction-in-progress	21,247,613	74,072,394
Power project equipment, net	19,727,500	19,727,500
Equipment, net	651,097	608,886
Intangible assets, net	1,526,200	1,587,310
Deferred financing costs, net	7,427,126	7,670,382
Power project development deposits	4,071,675	4,196,550
Other assets	3,847,057	4,006,999

Total assets	$184,537,219	$184,024,448

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$56,506,238	$64,471,336
Line of credit, net of discount of $2,064,147	6,552,761	—
Short-term portion of long-term notes	2,942,988	1,831,147
Short-term warrants	30,625	—
Note payable	—	945,833
Deferred revenue	200,000	200,000

Total current liabilities	66,232,612	67,448,316
Asset retirement obligation	2,533,156	2,152,230
Long-term 7.00% senior secured note (non-recourse), net of discount of $4,790,523	25,060,276	25,120,464
Long-term 8.00% convertible senior notes	55,000,000	55,000,000
Warrants	28,083,927	—

Total liabilities	176,909,971	149,721,010

Contingencies and commitments, (see Notes A, C, J, K, M)
Non-controlling interest in Thermo No. 1 subsidiary	26,830,760	28,025,116
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 64,855,718 and 63,519,455 shares issued and outstanding, respectively	648,557	635,195
Additional paid in capital	76,326,804	102,350,814
Accumulated deficit	(30,972,177)	(30,972,177)
Accumulated deficit after re-entry into development stage	(65,206,696)	(65,735,510)

Total stockholders’ equity (deficit)	(19,203,512)	6,278,322

Total liabilities and stockholders’ equity (deficit)	$184,537,219	$184,024,448

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		For the period after re-entry into development stage (October 1, 2006 through
	2009	2008	March 31, 2009)
Revenue	$—	$130,543	$537,092

Operating expense
Cost of sales	—	74,112	746,036
General and administrative	2,505,422	2,780,238	26,127,676
Power project development	2,113,340	1,787,054	15,101,715
Unsuccessful and impaired wells	—	—	13,624,352
Research and development	657,728	969,183	9,753,608

Total operating expenses	5,276,490	5,610,587	65,353,387

Operating loss	(5,276,490)	(5,480,044)	(64,816,295)
Interest income	62,379	59,734	1,430,454
Interest expense	(1,415,618)	(65,512)	(4,613,898)
Loss on derivative instruments	(942,839)	—	(942,839)
Other	(131,412)	75,357	(975,296)

Loss before income taxes	(7,703,980)	(5,410,465)	(69,917,874)
Income tax benefit (expense)	—	—	—

Net loss	(7,703,980)	(5,410,465)	(69,917,874)
Non-controlling interest in the Thermo No. 1 subsidiary	1,030,571	—	(2,491,045)

Net loss applicable to common stockholders	$(6,673,409)	$(5,410,465)	$(72,408,919)

Loss per common share-basic and diluted	$(0.10)	$(0.10)

Weighted average common shares-basic and diluted	64,349,000	56,023,000

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		For the period after re-entry into development stage (October 1, 2006 through
	2009	2008	March 31, 2009)
Cash flows from operating activities:
Net loss applicable to common stockholders	$(6,673,408)	$(5,410,465)	$(72,408,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	126,915	76,303	758,986
Deferred financing costs amortization	994,995	—	1,588,388
Loss on derivative instrument	942,839	—	942,839
Impairment of abandoned patent applications	64,856	—	210,301
Impairment of power project lease acquisitions	—	—	331,722
Unsuccessful and impaired wells	—	—	13,624,352
Loss (gain) on disposal of assets	1,788	418	35,054
Gain on completion of contract	—	(75,357)	(75,357)
Gain on extinguishment of debt	(68,588)	—	(68,588)
Bad debt expense	145,403	27,200	307,603
Common stock, stock options and warrants issued for services	1,164,187	783,467	12,169,181
Non-controlling interest in Thermo No. 1 subsidiary	(1,030,571)	—	2,491,045
Decrease (increase) in accounts receivable	—	(322,700)	3,550
Decrease (increase) in unbilled receivables	—	192,157	—
Decrease (increase) in other assets	323,226	(532,429)	(383,928)
(Decrease) increase in accounts payable and accrued liabilities	(4,082,255)	2,536,549	399,431
Increase in deferred revenues	—	—	200,000
Decrease in asset retirement obligation	—	(26,453)	(26,453)

Net cash used in operating activities	(8,090,613)	(2,751,310)	(39,900,792)

Cash flows from investing activities:
Purchase of marketable equity securities	—	(7,894,798)	(8,687,174)
Proceeds from marketable equity securities	—	—	2,262,000
Decrease in notes receivable	—	350,000	5,255,052
(Increase) decrease in deposits	911,653	(292,067)	(2,499,235)
(Increase) decrease in restricted cash	9,892,870	—	(10,682,969)
Increase in intangible assets	(10,975)	(12,191)	(1,267,527)
Purchase of equipment	(111,983)	(63,078)	(652,744)
Well field development costs	(5,413,208)	(1,548,829)	(43,071,076)
Construction costs	(6,971,112)	(3,728,055)	(46,366,945)
Purchase of real property	—	—	(1,811,063)
Power project lease acquisitions	(50,000)	(400,965)	(6,145,079)
Proceeds from sales of fixed assets	—	—	23,403
Project power equipment deposits	124,875	3,562,500	(4,071,675)

Net cash used in investing activities	(1,627,880)	(10,027,483)	(117,715,032)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	9,300	6,453,897
Proceeds from exercise of common stock options	—	482,875	1,570,669
Proceeds from the issuance of 8.00% convertible senior notes	—	50,000,000	55,000,000
Proceeds from the issuance of 7.00% senior secured notes (non-recourse)	—	—	26,130,873
Principal payments of 7.00% senior secured notes (non-recourse)	(195,260)	—	(573,004)
Purchase of forward stock purchase transaction	—	(15,000,000)	(15,000,000)
Purchase of call spread option transaction	—	(5,850,000)	(5,850,000)
Proceeds from ATM equity financing	—	—	24,160,319
Proceeds from issuance of a note payable	—	900,000	900,000
Proceeds from the sale of common stock in private equity placement	—	—	30,572,214
Incurrence of deferred financing fees	—	(2,297,986)	(4,172,728)
Proceeds from 10.0% line of credit	8,538,000	—	8,538,000
Proceeds from non-controlling interest capital contributions	—	—	24,503,500

Net cash provided by financing activities	8,342,740	28,244,189	152,233,740

Net increase (decrease) in cash and cash equivalents	(1,375,753)	15,465,396	(5,382,084)
Cash and cash equivalents at beginning of period	1,534,820	5,912,210	5,541,151

Cash and cash equivalents at end of period	$159,067	$21,377,606	$159,067

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

							Deficit
							Accumulated
							after re-entry
	Convertible				Additional		into
	preferred stock		Common stock		paid-in	Accumulated	development
	Shares	Amount	Shares	Amount	capital	deficit	stage	Total
Balance at December 31, 2008	—	$—	63,519,455	$635,195	$102,350,814	$(30,972,177)	$(65,735,510)	$6,278,322
Cumulative effect for the change in Accounting principal for implementation of EITF 07-5							7,202,223	7,202,223
Employee compensatory share grants and stock options as a development stage enterprise (since October 1, 2006)					978,800			978,800
Stock Options issued as a development stage enterprise (since October 1, 2006) for:
Warrants vested and issued as a development stage enterprise (since October 1, 2006) for:
Payment of outstanding Contractor services for the construction of our Thermo No. 1 geothermal power plant at an exercise price of $5.35 per share					250,000			250,000
Per agreement relating to the Line of Credit receipts from January 28th through March 31, 2009 at an exercise price of $6.00 per share (a) with the fair market value computed on each individual grant date					2,653,903			2,653,903
Common stock issued as a development stage enterprise (since October 1, 2006) for:
Contractor services for public relations work performed from January 1 through January 31, 2009 with a fair market value computed on the grant date at prices ranging from $3.74 to $3.87			4,331	43	16,457			16,500
Contractor services for the construction of our Thermo No. 1 geothermal power plant to settle debt totaling $2,000,000			574,713	5,747	1,994,254			2,000,001
Contractor services for services performed at our Lightning Dock geothermal power plant with a fair market value computed on the grant date at a price of $3.48			20,474	204	71,046			71,250
Payment in full of our note payable due January 5, 2009 with a fair market valued computed on the grant date at a price of $3.35			263,108	2,631	878,781			881,412
Shares issued from January 12, 2009 through March 31, 2009 as employee severance at prices ranging from $3.41 to $4.19			24,503	245	94,391			94,636
Contractor services for public relations work performed from February 1 through February 28, 2009 with a fair market value computed on the grant date at a price of $3.29			912	9	2,991			3,000
Payment of outstanding Contractor services for the construction of our Thermo No. 1 geothermal power plant to settle debt totaling $1,250,000			447,555	4,476	1,245,524			1,250,000
Employee share grant vesting at prices ranging from $2.65 to $3.60 per share from January 1 to March 31, 2009			667	7	(7)			—
Reclassification of warrants from equity to liabilities due to implementation of EITF 07-5					(34,373,934)			(34,373,934)
Non-controlling interest					163,784		1,030,571	1,194,355
Net Loss							(7,703,980)	(7,703,980)

Balance at March 31, 2009	—	$—	64,855,718	$648,557	$76,326,804	$(30,972,177)	$(65,206,696)	$(19,203,512)

See accompanying notes to condensed consolidated financial statements.

(a)	Under the Line of Credit, each Lender receives warrants (the “Warrant”) to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each Warrant is equal to 50% of the total amounts funded by the applicable Lender divided by the closing price of our common stock on the date of the advance. The Warrants will have an exercise price of $6.00 per share

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

(a development stage enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A. Basis of Presentation

The interim consolidated financial statements include the accounts of Raser Technologies, Inc. and its subsidiaries. Unless the context requires otherwise, “Raser,” the “Company,” “we,” “our” or “us” refer to Raser Technologies, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other period.

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current year presentation, which has no impact on the net loss for any period presented.

Development Stage Enterprise

We currently operate as a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” In 2005, we transitioned from a development stage to an operating stage enterprise for accounting purposes. In the fourth quarter of 2006, our management reassessed our operations and determined that we should report as a development stage enterprise effective October 1, 2006. The decision was primarily based upon the fact that anticipated licensing revenue from our Transportation & Industrial segment did not materialize as expected, our determination that our efforts to license our technologies would take longer than originally anticipated, and a shift in our primary business focus to geothermal power systems development, requiring us to raise additional capital and perform many development stage activities that do not immediately generate revenues. Accordingly, the consolidated statements of operations and cash flows include cumulative balances from the re-entry into the development stage date of October 1, 2006 to March 31, 2009.

We have raised additional capital to fund our geothermal power systems development activities and our other operations. We raised $12.5 million in a private placement of common stock that closed on March 30, 2007 and $6.3 million from subsequent exercises of warrants issued in connection with the private placement. We raised an additional $50.0 million from the issuance of 8.00% Convertible Senior Notes due 2013 (the “Convertible Notes”), which closed on March 26, 2008, and $5.0 million in connection with the issuance of additional Convertible Notes pursuant to the initial purchaser’s exercise of its overallotment option, which closed on April 1, 2008. On June 17, 2008, we entered into an ATM (at-the-market) Equity Offering Sales Agreement (the “Sales Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), pursuant to which we were able to offer and sell through Merrill Lynch, as our sales agent, from time to time, shares of our common stock with an aggregate sales price of up to $25.0 million (the “ATM Program”). Sales of shares under the ATM Program were made by means of ordinary brokers’ transactions on the NYSE Arca exchange at market prices. Merrill Lynch received from us a commission of 2.00%, based on the gross sales price per share, for any shares sold through it as our agent under the Sales Agreement. We began selling shares pursuant to the ATM Program during the third quarter of 2008, and we sold 732,000 shares pursuant to the ATM Program for an aggregate of $7.2 million. After deducting commissions of $0.1 million, we received net proceeds of $7.1 million from the sale of these shares. On August 15, 2008, we entered into an amendment to the Sales Agreement pursuant to which we sold to Merrill Lynch 1,986,173 shares of our common stock in connection with a public offering of such shares at a public offering price per share of $8.95. Merrill Lynch acted as underwriter of the offering. The net proceeds from the sale of the 1,986,173 shares, after deducting Merrill Lynch’s underwriting discount of $695,161 and the offering expenses payable by us, were approximately $17.1 million. The 1,986,173 shares, together with the 732,000 shares previously sold pursuant to the Sales Agreement, constituted all $25.0 million of the shares of common stock contemplated to be sold pursuant to the Sales Agreement.

We expect to obtain project financing for each geothermal power project that we develop. During the third quarter of 2008, we obtained project financing for our geothermal project near Beaver, Utah, which we refer to as the Thermo No. 1 project. The project financing arrangements for the Thermo No. 1 project included approximately $31.2 million of permanent non-recourse debt financing with a fixed annual interest rate of 7.00%. Our subsidiary, Thermo No. 1 BE-01, LLC (“Thermo Subsidiary”), received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. From the proceeds of the debt financing, we received approximately $14.1 million from our Thermo Subsidiary as repayment for construction costs at the Thermo No. 1 project that were incurred by us prior to closing the project financing. In addition, pursuant to the project financing agreements, our Thermo Subsidiary received a capital contribution of $3.7 million from Merrill Lynch L.P. Holdings Inc. the minority member of the Thermo Subsidiary (the “Class A Member”). In October 2008, our Thermo Subsidiary received the balance of the amount due under the financing agreement in the form of an additional $20.8 million capital contribution from the Class A Member. See Note I. “Senior Secured Note (non-recourse), Convertible Senior Notes and Line of Credit” for further discussion of the financing arrangements for the Thermo No. 1 project.

On November 13, 2008, we entered into an agreement (the “Fletcher Agreement”) with Fletcher International, Ltd. (“Fletcher”). Pursuant to the terms of the Fletcher Agreement, on November 14, 2008, Fletcher purchased 2,000,000 shares of our common stock at a fixed price of $5.00 per share and, on December 12, 2008, purchased 2,360,417 shares of our common stock for $4.23654 per share, which is a price per share equal to $10,000,000 divided by 110% of the average of the daily volume-weighted average price on the NYSE Arca exchange for the common stock for the ten business days ending on and including December 11, 2008. The gross proceeds from the closing of the November 14, 2008 and December 12, 2008 private placement transactions were $20 million, before deducting fees and commissions. In connection with our $20.0 million equity financing with Fletcher, we issued warrants to Fletcher to acquire shares of our common stock in an aggregate value of up to $20.0 million (not to exceed 7,458,532 shares of our common stock) at an exercise price per share equal to the lesser of (a) $6.00 per share or (b) the 40 day volume weighted-average price, less $.60 per share, subject to certain adjustments.

On January 27, 2009, we entered into an Unsecured Line of Credit Agreement and Promissory Note (the “Line of Credit”), among Radion Energy, LLC (“Radion”), Ocean Fund, LLC (“Ocean Fund”), Primary Colors, LLC (“Primary Colors”) and R. Thomas Bailey, an individual (collectively, the “LOC Lenders”). Pursuant to the Line of Credit, we may borrow up to $15.0 million, subject to the final approval of each advance by the LOC Lenders. Radion is controlled by the Chairman of our Board of Directors, Kraig Higginson. The commitment amounts under the Line of Credit from each of the LOC Lenders are as follows: $7.2 million from Radion; $5.3 million from Ocean Fund; $2.0 million from Primary Colors; and $500,000 from Mr. Bailey. We obtained the Line of Credit in order to provide working capital for general corporate purposes. We expect that borrowings under the Line of Credit will be repaid primarily with proceeds from other financing arrangements we intend to secure in connection with the development of our geothermal power projects. Under the Line of Credit, advances are subject to the final approval of the LOC Lenders, and amounts borrowed under the Line of Credit accrue interest at the rate of 10% per annum. Unless the LOC Lenders agree to a later date, the Line of Credit will mature and amounts borrowed must be repaid by November 15, 2009 or earlier if certain financing arrangements for the development of our geothermal power projects are completed and placed in service. Under the Line of Credit, each LOC Lender receives warrants (the “LOC Warrants”) to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each LOC Warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The LOC Warrants have an exercise price of $6.00 per share. As of March 31, 2009, we had borrowed $8.5 million of the Line of Credit, and the LOC Lenders had received LOC Warrants to purchase approximately 1,140,872 shares of our common stock. As of May 8, 2009, our total borrowings under the Line of Credit were $11.0 million, and the LOC Lenders have received LOC Warrants to purchase approximately 1,453,045 shares of our common stock.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As discussed above, we re-entered the development stage in October 2006. As reflected in the accompanying consolidated financial statements, as of March 31, 2009, we had cash and cash equivalents on hand of $0.2 million and accounts payable and accrued liabilities of $56.5 million. Cash used in operations totaled approximately $8.1 million for the quarter ended March 31, 2009 and the accumulated deficit and deficit accumulated after re-entry into development stage totaled $96.2 million. We have incurred substantial losses since inception, and we are not operating at cash breakeven.

As a development stage company, our ability to secure liquidity in the form of additional financing or otherwise is crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. During 2008 and the first part of 2009, economic conditions have weakened significantly and global financial markets have experienced a significant liquidity crisis. The current economic environment makes it challenging for us to access the liquidity that we need, on terms acceptable to us, to successfully pursue such development plans and operations. Although we have access to the Deposit Refund (described further below under Note D. “Power Project Construction-in-Progress”) and the Line of Credit established in January 2009 (described further below under Note I. “Senior Secured Note (non-recourse), Convertible Senior Notes and Line of Credit”), there are certain conditions to our ability to access these funds. For example, the lenders party to the Line of Credit have no obligation to make advances to us. Further, the Line of Credit was established primarily for general corporate purposes and the maximum amount available under the Line of Credit is not sufficient to satisfy a meaningful portion of our financing needs for the foreseeable future. Funds from the Deposit Refund may only be used for expenses associated with the Thermo No. 1 plant and are only available if certain other conditions are met. The cost of raising capital in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we will be unable to satisfy our existing obligations, or execute our plans. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place, or pursue other actions that could adversely affect future operations.

Despite these conditions, we intend to continue to seek financing arrangements to fund our development activities, which may include the issuance of debt, preferred stock, equity or a combination of these instruments. We also continue to evaluate a variety of alternatives to finance the development of our geothermal power projects. These alternatives include project financing and tax equity financing under the Merrill Lynch Commitment Letter (described in more detail below), government funding from grants, loan guarantees or private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into prepaid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any cash flows we are able to generate. We cannot be certain that funding will be available to us on reasonable terms or at all.

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants and options to vendors as consideration to perform services or settle outstanding debt. We may also issue warrants as part of a debt or equity placement offering. We do not enter into any derivative contracts for speculative purposes.

We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify as hedges of future cash flows and are accounted for as such. As a result of the Company’s adoption of Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”), effective January 1, 2009 certain warrants are now accounted for as derivatives. See Note J. “Warrants” and Note O. “Fair Value Measurements.”

New Accounting Pronouncements Effective January 1, 2009

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS 161 effective January 1, 2009 and addressed the relevant disclosures accordingly.

SFAS 160 and EITF Topic D-99

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). In SFAS 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS 160 is prohibited. We adopted SFAS 160 effective January 1, 2009 which primarily resulted in moving the presentation of non-controlling interest to the “Stockholders’ equity” section of our condensed consolidated balance sheets.

In connection with the adoption of SFAS 160, we also adopted the recent revisions of EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” (“Topic D-98”). The revisions to Topic D-98 require that securities with redemption features that are not solely within the control of the company should be classified outside of permanent equity as temporary equity. We adopted the revisions to Topic D-98 effective January 1, 2009. As a result of the adoption, we classified “non-controlling interest” as temporary equity outside of the permanent equity section.

EITF 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted EITF 07-1 effective January 1, 2009 and the adoption had no material effect on our financial position or results of operations.

EITF 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF 07-5 effective January 1, 2009 and the adoption resulted in our warrants with anti-dilutive provisions being classified as derivatives in accordance with FASB Statement No. 133. For further discussion of the adoption of EITF 07-05, please refer to Note J. “Warrants” and Note O. “Fair Value Measurements” below.

No other new accounting pronouncement that will take effect with respect to 2009 or any interim period during 2009 had or is expected to have a material impact on our condensed consolidated financial statements.

Concentration of Credit Risk

We maintain a portion of our available unrestricted cash in deposit accounts in two banks in Utah. At times, cash balances in these accounts may exceed federally insured limits. From time to time, we invest a portion of our unrestricted cash in an AIM Funds money market account, which is not affiliated with the banks where we maintain our deposit accounts. The money market account earns interest based on a variable rate. At March 31, 2009, our balance in the money market account was $10,700 and the interest rate applicable to the money market account was 0.42% per annum. The average interest rate applicable to the money market account during the quarter ended March 31, 2009 was 0.44% per annum.

Cash from our checking account is swept nightly into an interest bearing account. At March 31, 2009, we had a balance of $0.1 million in this sweep account and the interest rate applicable to the sweep account was 1.05% per annum.

Project financing proceeds received by our subsidiaries are subject to the terms and conditions of those arrangements. On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into various definitive agreements (the “Thermo Financing Agreements”), including a non-recourse senior secured note, that provided debt financing and tax equity capital for the Thermo No. 1 project totaling $50.6 million. Pursuant to the Thermo Financing Agreements, the funds received can only be used for the purposes permitted by the Thermo Financing Agreements. Any funds not specifically allocated are restricted and can be used only by our Thermo Subsidiary for certain operating expenses. An independent administrative agent has been appointed to administer all of the Thermo Subsidiary’s cash deposits and disbursements. The independent administrative agent has deposited the cash into a money market fund, managed by JP Morgan Fund, which earns interest at a variable rate. We invest our restricted cash balances in a money market fund. At March 31, 2009, we had a balance of $11.0 million invested in this money market fund and the interest rate applicable to the fund during the quarter ended March 31, 2009 decreased from 1.53% to 0.44% per annum. We reviewed the underlying investments included in the money market accounts described above and concluded that the money market accounts are properly classified as cash equivalents for financial statement purposes. Due to the nature of the investments included in these money market accounts, we consider it reasonable to expect that the fair market values of these investments will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. We have not experienced losses in our money market accounts, and we believe that we are not exposed to any significant credit risks relating to our money market accounts.

Concurrent with the issuance of our Convertible Notes, we entered into a Pledge and Escrow Agreement that required us to utilize approximately $8.7 million of the gross proceeds to purchase a portfolio of U.S. Treasury Strips that were placed in escrow to secure the payment of the first four interest payments on the Convertible Notes. As of March 31, 2009, the remaining portfolio of U.S. Treasury Strips that were placed in escrow approximates $6.5 million. The effective interest rates applicable to these U.S. Treasury Strips range from 1.36% to 1.72 % per annum. Since these U.S. Treasury Strips are backed by the United States government, we believe that we are not exposed to any significant credit risk relating to these government securities.

On June 4, 2008, we loaned a former merger candidate $0.1 million and entered into a secured promissory note, bearing interest at a rate of 10% per annum, that did not accrue interest until after January 27, 2009. During the first quarter of 2009, we determined that this promissory note was likely to be uncollectible and we expensed the full amount of the note and all accrued interest. However, we intend to pursue collection of this note. At March 31, 2009, we were not exposed to additional credit risk with respect to this note because we had written off the entire balance.

During the quarter ended March 31, 2009, we generated electricity and provided it to the local utility, Rocky Mountain Power. We did not recognize any revenue from this activity.

B. Restricted Marketable Securities

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

On March 26, 2008, we used approximately $7.9 million of the proceeds from the Convertible Notes to purchase four discounted U.S. Treasury Strips that have coupon dates and coupon amounts that correspond with the amount of interest payable at each semi-annual payment date of the Convertible Notes. Under the Pledge and Escrow Agreement, we are required to hold these securities to maturity. Accordingly, the discounts are amortized over the period of the coupon and recognized as interest income. At March 31, 2009 the marketable securities are as follows:

Maturity	Principal Amount	Cost	Coupon Date	Coupon Amount
March 31, 2009	$2,000,000	$1,967,720	04/01/09	$2,000,000
March 31, 2009	200,000	197,320	04/01/09	200,000
September 30, 2009	2,000,000	1,951,280	10/01/09	2,000,000
September 30, 2009	200,000	195,860	10/01/09	200,000
March 15, 2010	2,000,000	1,933,080	04/01/10	2,000,000
March 15, 2010	200,000	194,420	04/01/10	200,000

		6,439,680
Discount amortization		107,675

Total at March 31, 2009		$6,547,355

Interest payments on the Convertible Notes totaling $2,200,000 were due and paid on April 1, 2009.

C. Geothermal Well Field Development-in-Progress

Once we have obtained sufficient third-party evaluation and analysis supporting the conclusion, with a high degree of confidence, that our leased geothermal property contains adequate renewable geothermal resources to continually produce electricity, we begin drilling production and reinjection wells for use at the geothermal power plant we intend to build. Depending on the depth of the well and conditions encountered, it typically takes approximately 25 to 90 days to drill a production or reinjection well. Once drilled, the determination of whether the well can be used in the production of electricity can take another six months or more and is normally based upon several factors such as: (1) the results of testing the heat and volume flow of the geothermal liquids, (2) the combined production capacity of the geothermal power plant, (3) the combined electricity producing capacity of the other production wells, and (4) the required total quantity of reinjection wells for the project. The costs of the wells for which the determination of the viability for use as a production or reinjection well is pending are capitalized with those wells that have already been determined for use as production or reinjection wells. The capitalized costs for pending wells and wells that have been determined to be used in the production of electricity are classified on the balance sheet as either “Geothermal well field development-in-progress” or as “Geothermal property, plant and equipment” for plants that are already placed in service. Since our Thermo No. 1 geothermal power plant was placed into service in the first quarter of 2009, we reclassified these pending well costs as “Geothermal property, plant and equipment” accordingly. When management determines that it is probable that a well will not be used in the production of electricity by the respective geothermal power plant, the previously capitalized costs of that well are expensed in the period in which the wells are determined to be unusable.

At our Thermo No. 1 project, as of March 31, 2009, we had completed the drilling of five wells that had been identified as production wells, two wells that had been identified as reinjection wells, one well that is expected to be utilized as a cold water well for the cooling towers, and two wells that we have determined to be non-commercial wells. These two non-commercial wells were expensed. We recently finished drilling an additional well that we expect to use as a production well, pending the completion of testing. No additional wells were being drilled at March 31, 2009, however, we plan to drill another production well during the second quarter of 2009 for utilization by the Thermo No. 1 project.

As of March 31, 2009, we had drilled one well at the Truckee project. We determined this well was impaired during the fourth quarter of 2008.

The following table is a roll forward of the capitalized well costs for pending wells at the Thermo No. 1 and Truckee projects for the quarter ending March 31, 2009:

	Thermo No. 1 Project	Truckee Project
Balance at December 31, 2008	$1,898,677	$—
2009 Activity:
Additions to capitalized well costs for pending wells	1,052,862	—
Wells charged to expense	—	—
Reclassification of capitalized well costs from pending wells to wells used in production	—	—

Balance at March 31, 2009	$2,951,539	$—

The costs to drill production and reinjection wells include tangible and intangible drilling costs. Tangible drilling costs include tangible materials that remain as part of the well after drilling is complete such as casing, pipes, wellheads, pumps, rings and drilling pads. Intangible drilling costs include tangible and intangible materials that do not remain as part of the well after the drilling is complete such as permit preparation, drilling rig rental, salaries and expenses incurred by drilling personnel, lubricants, drilling mud, cement and other materials used in the drilling process, drill bits, freight to deliver the products, down-hole retrieval costs, sample testing, rental equipment, survey costs, excavation cost, drainage cost, and other expenditures incurred analyzing the drilling process. Internal costs that are directly identified with development of a specific well field are also capitalized when incurred.

Once the related geothermal power plant is placed in service, the drilling costs are reclassified as “Geothermal property, plant and equipment” and depreciated over the useful life of the related geothermal power plant, estimated at 35 years.

We have either obtained or are in the process of obtaining permits for the development of eight geothermal projects located in Utah, Nevada, New Mexico and Oregon. During the first quarter of 2009, we continued drilling at our Thermo No. 1 project well field in Utah. We also began the permitting process to develop well fields at the Devil’s Canyon and Trail Canyon project sites in Nevada, the Thermo No. 2 and Thermo No. 3 project sites in Utah, the Lightning Dock project site in New Mexico and the Klamath Falls project site in Oregon. Construction of the cooling towers, transmission lines and setting of the power generating units at the Thermo No. 1 geothermal power plant was completed in October 2008. The Thermo No. 1 power plant began generating and transmitting nominal quantities of “test” electricity in December 2008. In April 2009, we began selling electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim pursuant to a power purchase agreement we previously entered into with Anaheim. When a geothermal power plant is placed in service, the drilling costs associated with the well field for the plant are reclassified as “Geothermal property, plant and equipment.” Since our Thermo No. 1 geothermal power plant was placed into service in the first quarter of 2009, we reclassified these drilling costs as “Geothermal property, plant and equipment” accordingly.

The following table sets forth our capitalized drilling and permitting costs for projects to develop geothermal power plants that had not yet been placed in service by geographical area and by project as of March 31, 2009:

State	Intangible Drilling and Permitting Costs	Tangible Drilling Costs	Total Capitalized Costs
Nevada
Truckee project	$—	$—	$—
Devil’s Canyon project	93,272	—	93,272
Trail Canyon project	149,069	—	149,069

Total Nevada	$242,341	$—	$242,341
New Mexico
Lightning Dock project	$302,861	$—	$302,861

Total New Mexico	$302,861	$—	$302,861
Utah
Thermo No. 2 and Thermo No. 3 projects	31,603	—	31,603
Other projects	75,567	—	75,567

Total Utah	$107,170	$—	$107,170

Oregon
Klamath Falls project	$74,390	$—	$74,390

Total Oregon	$74,390	$—	$74,390

Total	$726,762	$—	$726,762

The following table sets forth our capitalized drilling and permitting costs for projects to develop geothermal power plants that had not yet been placed in service by geographical area and by project as of December 31, 2008:

State	Intangible Drilling and Permitting Costs	Tangible Drilling Costs	Total Capitalized Costs
Nevada
Truckee project	$—	$—	$—
Devil’s Canyon project	77,138	—	77,138
Trail Canyon project	139,806	—	139,806

Total Nevada	$216,944	$—	$216,944
New Mexico
Lightning Dock project	$283,484	$—	$283,484

Total New Mexico	$283,484	$—	$283,484
Utah
Thermo No. 1 project	$25,990,273	$4,750,987	$30,741,260
Thermo No. 2 and Thermo No. 3 projects	5,322	—	5,322
Other projects	66,059	—	66,059

Total Utah	$26,061,654	$4,750,987	$30,812,641

State	Intangible Drilling and Permitting Costs	Tangible Drilling Costs	Total Capitalized Costs
Oregon
Klamath Falls project	$75,559	$—	$75,559

Total Oregon	$75,559	$—	$75,559

Total	$26,637,641	$4,750,987	$31,388,628

Intangible costs are normally higher than tangible drilling costs because tangible costs are limited to tangible materials such as pipe and well casings that become part of the well when the well is completed. Capitalized interest costs included in “Geothermal well field development-in-progress” totaled $4,700 for the quarter ended March 31, 2009 and $652,900 for the year ended December 31, 2008.

D. Power Project Construction-in-Progress

The construction of the geothermal power plant, the related transmission lines, and the required substation takes place nearly concurrently with the drilling of the production and re-injection wells. An independent engineering firm prepares the basic blue print design for each geothermal power plant project. The blueprints are customized for each plant prior to beginning construction. Depending on the contractual agreement with the entity financing the project, we either (i) act as the engineering, procurement and construction (“EPC”) contractor for the project and hire a third-party general contractor and several subcontractors to complete the construction of the power plant, installation of power generating units, cooling towers and other electrical equipment, or (ii) hire an EPC contractor for the project. The construction of the power plant and related transmission lines are accumulated and capitalized over the construction period. Once the geothermal power plant is placed in service, the related construction costs will be reclassified as “Geothermal property, plant and equipment.” Since our Thermo No. 1 geothermal power plant was placed into service in the first quarter of 2009, we reclassified these construction costs as “Geothermal property, plant and equipment” accordingly.

In 2007, we began purchasing PureCycle geothermal power generating units from UTC Power Corporation (“UTCP”), a subsidiary of United Technologies, Inc., for use in connection with the construction of our geothermal power plant at the Thermo No. 1 project. The agreements relating to the purchase of the power generating units were subsequently assigned to Pratt & Whitney Power Systems, Inc. (“PWPS”), another subsidiary of United Technologies, Inc. As of March 31, 2009, pursuant to purchase agreements with a manufacturer, we had taken delivery of 163 power generating units for use in the geothermal power plants we are developing. Fifty of these generating units have been installed at the Thermo No. 1 project. The Thermo No. 1 power generating units are capitalized in “Geothermal property, plant and equipment” on our condensed consolidated balance sheet. In addition, 48 power generating units have been delivered to and are being stored at the Lightning Dock project pending installation at that project. These Lightning Dock power generating units are capitalized as “Power project construction-in-progress” on our consolidated balance sheet. We have also taken delivery of 27 power generating units that are being stored on the Thermo No. 1 project site and 38 power generating units that are being stored at independent storage facilities in New York and Pennsylvania, none of which have yet been assigned to a specific project. These 65 power generating units that have not yet been assigned to a specific project are recorded as “Power project equipment, net” on our consolidated balance sheets totaling $19.7 million. We did not receive any additional units during the quarter ended March 31, 2009. Once the power generating units are assigned to a project for the purpose of beginning construction at the project site, the applicable costs of the power generating units will be reclassified from “Power project equipment, net” to “Power project construction-in-progress.”

On April 9, 2009, we entered into an agreement (the “PWPS Agreement”) with Trail Canyon Geothermal No. 1 SV-02, LLC (“Trail Canyon”), Raser Power Systems, LLC and PWPS pursuant to which we and PWPS agreed to terminate certain agreements that had been assigned to PWPS from UTCP relating to power generating units (collectively, the “Terminated Agreements”). Under the terms and conditions of the PWPS Agreement, the Company agreed to transfer title to PWPS of 113 power generating units previously delivered or held for delivery for us, free and clear of all liens and encumbrances. We and PWPS also agreed that, until the earlier of April 9, 2012 and the date on which we have installed 200 power generating units (in addition to the power generating units installed at our Thermo No. 1 project site), PWPS will be the exclusive provider of heat-to-electricity equipment used for any merchant power plant project developed by us or any of our affiliates so long as PWPS can meet the needs of the particular project. PWPS agreed that it would maintain 50 power generating units in inventory throughout 2009 that would be allocated to us and that we would receive preferential pricing until April 9, 2011. Pursuant to the Terminated Agreements, we had previously paid to UTCP non-refundable deposits totaling $8,855,250. As part of the PWPS Agreement, $1,500,000 of these deposits were retained by PWPS as a restructuring charge. PWPS agreed to refund the remaining $7,355,250 of deposits (the “Deposit Refund”), subject to the satisfaction of certain conditions. The purpose of the Deposit Refund is to help facilitate payment for certain work necessary for the completion of the Thermo No. 1 geothermal power plant, including the payment of certain existing accounts payable. Accordingly, PWPS is only required to distribute portions of the Deposit Refund if we (1) provide reasonable documentation to PWPS evidencing the work performed at the Thermo No. 1 project site by a third party vendor; (2) provide reasonable documentation to PWPS evidencing the payment of such third party vendor; and (3) represent that the amount of the Deposit Refund to be paid is related solely to the Thermo No. 1 project site and is necessary to keep the project moving forward. The Deposit Refund may be released to Raser in installments at times and in the amounts determined at the sole reasonable discretion of PWPS. Any difference between the Deposit Refund and the amounts paid to third party vendors will be held by PWPS until the Thermo No. 1 geothermal power plant achieves successful performance testing and PWPS is paid in full for the unbilled portion of amounts owed under certain agreements. While the Thermo No. 1 geothermal power plant is currently operational, it is not currently operating at full capacity. We expect to incur additional construction and drilling during 2009 to facilitate the ability of the Thermo No. 1 geothermal power plant to operate at or near full capacity. The PWPS Agreement will facilitate the payment of a portion of these costs, including existing accounts payable for work that has already been performed.

Notwithstanding the PWPS Agreement, our agreements with PWPS relating to the purchase of the power generating units for the Thermo No. 1 plant and the associated services agreement remain in full force and effect.

Construction of the cooling towers, transmission lines and setting of the power generating units at the Thermo No. 1 geothermal power plant was completed in October 2008. The Thermo No. 1 power plant began generating and transmitting nominal quantities of “test” electricity in December 2008. In April 2009, we began selling electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim pursuant to a power purchase agreement we previously entered into with Anaheim. When a geothermal power plant is placed in service, the drilling costs associated with the well field for the plant are reclassified as “Geothermal property, plant and equipment.” Since our Thermo No. 1 geothermal power plant was placed into service in the first quarter of 2009, we reclassified these drilling costs as “Geothermal property, plant and equipment” accordingly.

The Thermo No. 1 project construction-in-progress costs included costs to construct transmission lines and connecting substations. In order to connect a geothermal power plant to the existing power lines, we must construct transmission lines from the plant to the local utility interconnection point. We also must construct a substation at or near the facility that will increase the voltage from the generation facility to match local utility transmission voltages. We completed construction of approximately 6.5 miles of transmission lines for the Thermo No. 1 project in July 2008 and are in the process of completing the construction of the associated substation and other interconnection lines with the plant. We capitalized approximately $4.4 million of costs associated with the construction of these transmission lines and substation. As of March 31, 2009, we have completed the construction of transmission lines for our Thermo No. 1 project.

As of March 31, 2009, pursuant to certain vendor purchase commitments, we had taken delivery at our Lightning Dock project site of equipment to construct our cooling towers, water pumps and pipes to transport geothermal water from the wellheads to the power generating units and other electronic equipment that will be used to operate the geothermal power plant at the Lightning Dock project site. This equipment is capitalized as “Power project construction-in-progress” on our consolidated balance sheets, as detailed below. Under the PWPS Agreement, we agreed to terminate certain agreements relating to the purchase of power generating units and related services, as discussed above in more detail.

“Power project construction-in-progress” consisted of the following at March 31, 2009 and December 31, 2008 (by project):

	March 31, 2009	December 31, 2008
Thermo No. 1 project:
Power plant construction-in-progress	$—	$49,722,241
Transmission lines construction-in-progress	—	3,831,789
Accumulated depreciation	—	—

Total Thermo No. 1 project	—	53,554,030

Lightning Dock project:
Power plant construction-in-progress	$18,857,591	$18,146,538
Transmission lines construction-in-progress	—	—
Accumulated depreciation	—	—

Total Lightning Dock project	18,857,591	18,146,538

Other projects:
Power plant construction-in-progress	$2,380,293	$2,371,826
Transmission lines construction-in-progress	9,729	—
Accumulated depreciation	—	—

Total other projects	2,390,022	2,371,826

Net power project construction-in-progress	$21,247,613	$74,072,394

Capitalized interest included in construction in progress totaled $59,000 for the quarter ended March 31, 2009 and $368,300 for the year ending December 31, 2008. Amounts capitalized as “Power project construction-in-progress” will not be depreciated until the applicable geothermal power plant is placed in service.

Note E. Geothermal Property, Plant and Equipment

After identifying the Thermo prospect area, we began acquiring geothermal rights and entered into several lease agreements with the State of Utah School and Institutional Trust Lands Administration (“SITLA”) and private landowners for geothermal rights in the Thermo area. In the fourth quarter of 2007, we began drilling our first production well in the Thermo No. 1 project. Construction of the cooling towers, transmission lines and setting of the power generating units at the Thermo No. 1 geothermal power plant was completed in October 2008. The Thermo No. 1 power plant began generating and transmitting nominal quantities of “test” electricity in December 2008. As a result of placing the Thermo No. 1 power plant in service during the first quarter of 2009, we reclassified our related power project lease acquisition costs from the “Power project leases and prepaid delay rentals” account, well field drilling costs from the “Geothermal well field development-in-progress” account and power plant construction and transmission equipment costs from the “Power project construction-in-progress” account to the “Geothermal property, plant and equipment” account in accordance with our company policy.

In April 2009, we began selling electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim pursuant to a power purchase agreement we previously entered into with the City of Anaheim. Accordingly, we began to amortize the capitalized costs related to the power plant over the estimated useful life of the Thermo No. 1 geothermal power plant in the second quarter of 2009. The useful life of our power plants is estimated to be 35 years.

The table below sets forth the capitalized costs relating to our geothermal property, plant and equipment as of March 31, 2009:

March 31, 2009
Thermo No. 1 Geothermal Power Plant:
Power project lease acquisitions	$2,320,601
Well field drilling costs	36,074,138
Power plant	55,425,690
Transmission equipment	4,370,556
Accumulated depreciation	—

Net geothermal property, plant and equipment	$98,190,985

We capitalized the present value of our asset retirement obligation totaling $2.3 million that we assumed for plugging our wells and decommissioning our geothermal power plant at the end of its estimated useful life. This asset retirement obligation is included in the carrying cost of the leased properties and amortized when the geothermal power plant is placed in service over its estimated useful life of 35 years. We began amortizing these costs beginning in the second quarter of 2009. Royalties are payable to the landowners based on a percentage of electrical sales from the plant.

As of March 31, 2009, we had completed the drilling of five wells that had been identified as production wells, two wells that had been identified as reinjection wells and one well that is expected to be utilized as a cold water well for the cooling towers. We recently finished drilling an additional well that we expect to use as a production well, pending the completion of testing. The capitalized costs of all these wells were reclassified as “Geothermal property, plant and equipment” during the first quarter of 2009 and we began amortizing the costs of the well field over the estimated useful life of the power plant of 35 years beginning in the second quarter of 2009. No additional wells were being drilled at March 31, 2009, however, we plan to drill another production well during the second quarter of 2009 for utilization by the Thermo No. 1 geothermal power plant.

In 2007, we began purchasing UTPC power generating units. We installed fifty of these power generating units at the Thermo No. 1 geothermal power plant. The capitalized construction costs relating to the installation of these fifty power generating units, the installation of piping from the wells to the power generating units, construction of the cooling towers and other construction related costs are amortized over the estimated useful life of the power plant of 35 years. We began amortizing these costs beginning in the second quarter of 2009.

Transmission equipment costs include the construction of transmission lines and connecting substations. In order to connect a geothermal power plant to the existing power lines, we must construct transmission lines from the plant to the local utility interconnection point. We also must generally construct a substation at or near the facility that will increase the voltage from the generation facility to match local utility transmission voltages. We completed construction of approximately 6.5 miles of transmission lines for the Thermo No. 1 project in July 2008 and are in the process of completing the construction of the associated substation and other interconnection lines with the plant. We capitalized approximately $4.4 million of costs associated with the construction of these transmission lines and substation. As of March 31, 2009, we have completed the construction of transmission lines for our Thermo No. 1 project. The capitalized transmission costs were reclassified as “Geothermal property, plant and equipment” and are amortized over the useful life of the power plant of 35 years. We began amortizing these costs beginning in the second quarter of 2009.

Capitalized interest included in the costs of the Thermo No. 1 geothermal property, plant and equipment totaled $1,142,360 for the quarter ended March 31, 2009.

F. Deferred Financing Fees

Deferred financing fees consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Deferred financing fees for placement of 8.00% convertible senior notes	$2,573,048	$2,572,728
Accumulated amortization	(463,642)	(383,063)

Net deferred financing fees for 8.00% convertible senior notes	2,109,406	2,189,665

Deferred financing fees for fair value of Merrill Lynch warrants vested upon closing Thermo No. 1 financing	$3,999,334	$3,999,334
Accumulated amortization	(201,144)	(89,526)

Net deferred financing fees for fair value of Merrill Lynch warrants vested upon closing Thermo No. 1 financing	3,798,190	3,909,808

Deferred financing fees for closing Thermo No. 1 financing	$1,600,000	$1,600,000
Accumulated amortization	(80,470)	(29,091)

Net deferred financing fees for the Thermo No. 1 financing	1,519,530	1,570,909

Net deferred financing fees	$7,427,126	$7,670,382

Refer to Note I. “Senior Secured Note (non-recourse), Convertible Senior Notes and Line of Credit” for further discussion of the deferred financing fees associated with the Convertible Notes, the Thermo No. 1 project financing agreements and the warrants issued in connection with the Line of Credit. Also refer to Note J. “Warrants” for further discussion of the fair value of the warrants that vested upon entering into the Thermo No. 1 project financing arrangements.

G. Note Payable

On February 15, 2008, we executed a promissory note, pursuant to which we agreed to pay to Lightening Dock Geothermal, Inc. (“LDG”) $900,000 in principal plus $50,000 in interest on or before January 5, 2009. The promissory note was secured by our interest in the United States Bureau of Land Management (“BLM”) lease we purchased as part of our Lightning Dock project. On January 27, 2009, we settled the promissory note payable by issuing LDG 263,108 shares of our common stock, which had a fair market value of $881,412 based on the closing market price of $3.35 per share on such date. LDG agreed to accept these shares as payment in full of all outstanding principal and interest on the promissory note.

H. Asset Retirement Obligation

The following table sets forth a reconciliation of beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	March 31, 2009	December 31, 2008
Balance at beginning of period	$2,152,230	$86,193
Actual cost incurred to retire asset	—	(26,453)
Changes in price estimates	290,550	(10,338)
Liabilities incurred	47,544	2,101,675
Accretion expense	42,832	1,153

Total asset retirement obligation	$2,533,156	$2,152,230

Pursuant to the purchase of the BLM lease for our Lightning Dock project in New Mexico, we agreed to assume certain plug and abandon obligations for certain wells on the leased land. Management determined that the present value of the total estimated costs to plug and abandon the wells was $86,193. In February 2008, we plugged and abandoned 11 of the well sites at a cost of $26,453. No additional wells were required to be plugged and abandoned through the quarter ended March 31, 2009.

We completed the major construction of the cooling towers and transmission lines and installed the power generating units at our Thermo No. 1 project in October 2008. The Thermo No. 1 power plant began generating and transmitting nominal quantities of “test” electricity in December 2008. In April 2009, we began selling electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim pursuant to a power purchase agreement we previously entered into with Anaheim. We expect the Thermo No. 1 geothermal power plant to become operational at or near full capacity by early in the third quarter of 2009. In connection with the construction of the Thermo No. 1 geothermal power plant, we have a future obligation to dismantle the geothermal power plant, plug and abandon the ten production-sized wells and restore the property to its original state at the end of the power plant’s useful life, which is estimated at 35 years.

During the first quarter of 2009, we estimated that an additional $290,550 should be recorded as “Asset retirement obligation” to reflect previously underestimated cement costs to plug each well. In addition, we also completed one additional well during the first quarter of 2009 and recorded the asset retirement liability accordingly. Therefore, the aggregate present value of the estimated asset retirement liabilities for the Thermo No. 1 geothermal power plant and the liabilities associated with the wells totals approximately $2.3 million at March 31, 2009.

Asset retirement liabilities for other projects were estimated at $0.2 million and $0.1 million at March 31, 2009 and December 31, 2008, respectively.

In connection with our asset retirement obligation, we have posted $50,000 of drilling bonds with the Nevada Department of Minerals, $50,000 of drilling bonds with the Utah Division of Water Rights and $25,000 of drilling bonds with the Oregon Department of Geology & Mineral Industries. The purpose of these bonds is to ensure that we comply with the local plug and abandonment requirements associated with our drilling activities.

I. Senior Secured Note (non-recourse), Convertible Senior Notes and Line of Credit

On January 27, 2009, we entered into the Line of Credit with the LOC Lenders. Pursuant to the Line of Credit, we may borrow up to $15.0 million, subject to the final approval of each advance by the LOC Lenders. Radion, one of the LOC Lenders, is controlled by the Chairman of our Board of Directors, Kraig Higginson. The commitment amounts under the Line of Credit from each of the LOC Lenders are as follows: $7.2 million from Radion; $5.3 million from Ocean Fund; $2.0 million from Primary Colors; and $500,000 from Mr. Bailey. Under the Line of Credit, advances are subject to the final approval of the LOC Lenders, and amounts borrowed under the Line of Credit accrue interest at the rate of 10% per annum. Unless the LOC Lenders agree to a later date, the Line of Credit will mature and amounts borrowed must be repaid by November 15, 2009 or earlier if certain financing arrangements for the development of our geothermal power projects are completed and placed in service. Under the Line of Credit, each LOC Lender receives LOC Warrants for each advance of funds made under the Line of Credit. The number of shares underlying each LOC Warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The LOC Warrants will have an exercise price of $6.00 per share. As of March 31, 2009, we had borrowed $8.5 million under the Line of Credit, all of which remained outstanding. Accordingly, as of March 31, 2009, the LOC Lenders had received LOC Warrants to purchase approximately 1,140,872 shares of our common stock at a strike price of $6.00 per share as a result of the amount borrowed.

On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into the Thermo Financing Agreements, including a non-recourse senior secured note that provides debt financing and tax equity capital for the Thermo No. 1 project. According to the Thermo Financing Agreements, the project financing arrangements for the Thermo No. 1 project included approximately $31.1 million of permanent non-recourse debt financing for the Thermo No. 1 project with a fixed annual interest rate of 7.00% over 18 years. Our Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. Pursuant to the Thermo Financing Agreements, the debt financing for the Thermo No. 1 project is held by our Thermo Subsidiary, which is responsible for debt service, all maintenance and operations expenses, and the payment of various fees and distributions to us and Merrill Lynch. Accordingly, if our Thermo Subsidiary defaulted on the loan, there would be no recourse to us to pay the unpaid balance. As of March 31, 2009, we had made total principal payments of $573,004 and total interest payments of $1,084,518 on the 7.00% senior secured note.

On March 26, 2008, we sold $50.0 million aggregate principal amount of our 8.00% Convertible Notes due 2013 pursuant to the terms of the Purchase Agreement between the Initial Purchaser and us. We granted the Initial Purchaser of the Convertible Notes a 30-day overallotment option to purchase up to an additional $5.0 million aggregate principal amount of the Convertible Notes. On April 1, 2008, we sold an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of the Initial Purchaser’s overallotment option. The Convertible Notes were offered through the Initial Purchaser only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Convertible Notes, after deducting financing fees of $2.2 million, totaled $52.8 million. The $2.2 million of financing fees was capitalized as a deferred financing fee and is being amortized as additional interest expense over the five-year term of the Convertible Notes (see Note F. “Deferred Financing Fees” above). On April 1, 2009, we paid the second semi-annual interest payment totaling $2.2 million to the current holders of the Convertible Notes.

The Convertible Notes bear interest at a rate of 8.00% per annum, which is payable semi-annually. The Convertible Notes are convertible, at the holder’s option, at an initial conversion rate of 108.3658 shares of common stock per $1,000 principal amount of Convertible Notes, which represents a 20% conversion premium based on the last reported sale price of $7.69 per share of our common stock on March 19, 2008. Conversion of all Convertible Notes will result in the issuance of up to a maximum of 5,960,121 shares of our common stock. As of March 31, 2009, none of the Convertible Notes had been converted. The Convertible Notes are unsecured and rank on parity with all of our other existing and future unsecured indebtedness.

The table set forth below represents scheduled payments under our senior secured note (non-recourse), the Convertible Notes and the Line of Credit as of March 31, 2009:

	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Long-term 7.00% senior secured (non-recourse note),*	$751,289	$862,641	$1,000,678	$1,110,627	$1,110,655	$25,766,198	$30,602,088
Long-term 8.00% Convertible Notes	—	—	—	—	55,000,000	—	55,000,000
Line of credit **	8,538,000	—	—	—	—	—	8,538,000

Total long-term debt obligations	$9,289,289	$862,641	$1,000,678	$1,110,627	$56,110,655	$25,766,198	$94,140,088

*	Scheduled payments represent payments on the face value of the note without regard to the recorded discount of $4,790,523.

**	Scheduled payments represent payments on the face value of the note without regard to the recorded discount of $2,064,147.

J. Warrants

Derivative Liability Warrants

Effective January 1, 2009, we adopted the provisions of EITF 07-5, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, certain of our issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption are no longer considered exempt. Accordingly, effective January 1, 2009, we reclassified the fair value of the warrants described below, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since the date they were issued.

2008 Private Placement Warrants

As part of the $20.0 million private placement to Fletcher in November of 2008, we issued to Fletcher warrants to acquire shares of our common stock in an aggregate value of up to $20.0 million. The number of shares issued pursuant to these warrants may not exceed 7,458,532 shares of our common stock. The warrants have a strike price per share equal to the lesser of (i) six dollars ($6.00) or (ii) a price equal to the average of the daily market prices of our common stock for the forty (40) business days ending on the third business day prior to the exercise of the warrants, less $0.60, subject to certain adjustments (see “—Fletcher Warrants Price Reset Feature” below). At March 31, 2009, based upon the closing market price of our common stock on that date, the warrants would have been exercisable for a total of 6,219,830 shares of our common stock. The term of the warrants expire on November 14, 2018 and would generate proceeds totaling $20.0 million, if all of the warrants were exercised. As of March 31, 2009, none of the warrants issued to Fletcher had been exercised.

2008 Private Placement Warrants Price Reset Feature

As described above, the warrants issued to Fletcher in November of 2008 would have been exercisable for a total of 6,219,830 shares of our common stock at March 31, 2009. The warrants contain an exercise price reset feature that may be triggered upon certain events, such as the issuance of shares of common stock at a price below the maximum warrant exercise price. If triggered, the exercise price reset feature results in a downward adjustment to the maximum warrant exercise price (currently $6.00 per share) to an amount equal to the average of the then current maximum exercise price and the lowest price at which shares are issued on the date when the event occurred. As of March 31, 2009, no events had occurred to trigger a price reset with respect to these warrants.

Contingent Warrants

On January 16, 2008, we granted to Merrill Lynch warrants to acquire up to 3,700,000 shares of our common stock, subject to vesting requirements associated with the financing of our geothermal power plants. The warrants expire on January 16, 2015 and would generate proceeds totaling $48.6 million if all of the warrants vest and are exercised. On August 31, 2008, warrants to acquire 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project. These warrants are immediately exercisable and have a current exercise price of $13.13. In accordance with
EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the performance criteria related to the vesting of the warrants has been completed. Since the vesting of warrants was a result of closing the project financing, we allocated the fair value between the net proceeds of the debt and the amount of equity contribution in our Thermo Subsidiary. We used a binomial lattice option-pricing model to calculate the fair value of the vested warrants. Accordingly, the fair value of the vested warrants allocated to the issuance of debt totaled $3,999,334 and the fair value of the vested warrants allocated to the equity contribution in our Thermo Subsidiary totaled $3,749,728.

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

However, since the performance criteria related to the vesting of the remaining unvested warrants has not been completed, we have not recognized the fair value of the unvested warrants as deferred financing costs. The fair value of any of the remaining unvested warrants that vest in the future will be capitalized and recorded as deferred financing costs when the warrants vest.

The number of unvested warrants that vest in connection with a project funding will depend on the amount of funding provided. No more than 3,700,000 warrants may vest pursuant to the financing of the first 100 MW of power projects funded under the Merrill Lynch Commitment Letter. The following table sets forth the general terms of the vesting schedule and the exercise price (as adjusted through March 31, 2009) applicable to each portion of warrants to vest in accordance with the schedule:

Vesting Schedule	Exercise Price
Concurrent with the closing of the funding with respect to the Thermo No. 1 project, warrants vested and became exercisable for the purchase of 1,350,000 shares of common stock	$13.13
Concurrent with the closing of each funding with respect to any portion of the next 10 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 150,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter	$13.13
Concurrent with the closing of each funding with respect to any portion of the next 30 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 100,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter	$13.13
Concurrent with the closing of each funding with respect to any portion of the next 50 MWs of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 50,000 shares of common stock for each $10 million of financing provided or arranged pursuant to the Commitment Letter	$16.73
Concurrent with the closing of the funding with respect to the final MW (i.e., the one hundredth MW) of geothermal power projects after taking into account the projects previously funded, warrants vest and become exercisable for the purchase of 200,000 shares of common stock	$16.73

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

Warrants Subject to Being Called for Cancellation	Call Period	Trigger Price
The first 395,000 warrants to vest and become exercisable in accordance with the vesting schedule (the “First Series of Warrants”)	Any time after the later of (x) thirty (30) days after the date of the first funding under the Commitment Letter and (y) March 1, 2008.	$23.66
The next 395,000 warrants to vest and become exercisable after the First Series of Warrants in accordance with the vesting schedule (the “Second Series of Warrants”)	Any time after the later of (x) ninety (90) days after the date of the first funding under the Commitment Letter and (y) May 1, 2008.	$23.66
The next 395,000 warrants to vest and become exercisable after the Second Series of Warrants in accordance with the vesting schedule (the “Third Series of Warrants”)	At any time after the later of (x) 150 days after the date of the first funding under the Commitment Letter and (y) July 1, 2008.	$23.66
The next 395,000 warrants to vest and become exercisable after the Third Series of Warrants in accordance with the vesting schedule (the “Fourth Series of Warrants”)	At any time after the later of (x) 210 days after the date of the first funding under the Commitment Letter and (y) September 1, 2008.	$39.43
The next 395,000 warrants to vest and become exercisable after the Fourth Series of Warrants in accordance with the vesting schedule (the “Fifth Series of Warrants”)	At any time after January 16, 2009.	$39.43
The next 987,500 warrants to vest and become exercisable after the Fifth Series of Warrants in accordance with the vesting schedule (the “Sixth Series of Warrants”)	At any time after January 16, 2011.	$59.14
The next 987,500 warrants to vest and become exercisable after the Sixth Series of Warrants in accordance with the vesting schedule (the “Seventh Series of Warrants”). Because the Commitment Letter was not signed before December 31, 2007, only 737,500 of the Seventh Series of Warrants are eligible to vest	At any time after January 16, 2013.	$78.85

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

Contingent Warrant Price Reset Feature

The contingent warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. In accordance with the anti-dilution provisions included in the warrants, the issuance of the Convertible Notes, the issuance of common stock during the third and fourth quarter of 2008, and the issuance of the LOC Warrants in connection with the Line of Credit, resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $13.13 to $16.73.

The terms of the warrants provide for anti-dilution protection, which adjusts the exercise price of each warrant, from time to time upon the occurrence of certain events, including stock splits, dividends, recapitalizations and similar events. Upon the occurrence of such events, the exercise price of the warrants will be appropriately adjusted.

The above warrants that are classified as a derivative liability do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. In addition these warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using either a Binomial Lattice valuation model or the Black-Scholes option pricing model, when ever appropriate. The fair values of these warrants were computed using the following assumptions:

	March 31, 2009	January 1, 2009
Risk-free interest rate	0.43 – 2.67%	0.32 – 2.23%
Expected dividend yield	0.0%	0.0%
Volatility	105 – 106%	105 –106%
Time to maturity (in years)	0.50 – 10.0	0.75 – 10.0

The risk-free interest rate is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. Expected dividend yield is based on our dividend history and anticipated dividend policy. Expected volatility is based on historical volatility for our common stock. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants.

As a result of the adoption of EITF 07-5, effective January 1, 2009, we reclassified from “Additional paid-in capital,” as a cumulative effect adjustment, $7.2 million to decrease the beginning accumulated deficit and accumulated deficit after re-entry into the development stage and $27.2 million to a long-term warrant liability to recognize the fair value of such warrants on such date. The effect of adopting EITF 07-5 was a decrease in the prior year net loss per share from $(0.79) per share to $(0.67) per share. The fair value of these warrants increased to $28.1 million as of March 31, 2009. As such, we recognized a loss totaling $0.9 million from the change in fair value of these warrants for the three months ended March 31, 2009.

Detachable Warrants

2009 Line of Credit Warrants

On January 27, 2009, we entered into the Line of Credit with the LOC Lenders. Pursuant to the Line of Credit, each of the LOC Lenders is entitled to receive warrants to acquire our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The warrants will have an exercise price of $6.00 per share. As of March 31, 2009, we had borrowed $8.5 million under the Line of Credit, all of which remained outstanding. Accordingly, as of March 31, 2009, the LOC Lenders had received warrants to acquire approximately 1,140,872 shares of our common stock at a strike price of $6.00 per share as a result of the amount borrowed. Since these warrants were issued based upon the amount that we borrowed from our Line of Credit, we allocated the total proceeds from the Line of Credit to the debt and the warrants. The amount of proceeds allocated to the warrants was recorded as a discount which will be accreted up to the face value of the Line of Credit over the life of the loan. At March 31, 2009, the amortized discount relating to the warrants totaled $2.1 million. For further discussion of the Line of Credit refer to Note I. “Secured Note (non-recourse), Convertible Senior Notes and Line of Credit” above.

There is no anti-dilution or pricing reset feature associated with the Line of Credit warrants. The terms of the Line of Credit warrants include “piggy-back” registration rights, which entitle the LOC Lenders to register the sale of shares issuable upon exercise of the Line of Credit warrants if we register the sale of other shares of our common stock pursuant to a subsequent registration statement, subject to certain exceptions. There are no liquidated damages associated with these “piggy-back” registration rights. As of March 31, 2009, none of the Line of Credit warrants had been exercised.

Equity Warrants

Contractor Warrants

On March 11, 2009, in order to settle an outstanding payable totaling $250,000, our Board of Directors approved the issuance of warrants to acquire 122,603 shares of our common stock to a service provider for construction services provided for our Thermo No. 1 geothermal power plant. The warrants have an exercise price of $5.35 per share and expire on March 11, 2014. Using the Black-Scholes pricing model, we determined that the fair value of the warrants on the date of issuance approximated the amount of liabilities that were settled totaling $250,000. Accordingly, no gain or loss on extinguishment of debt was recorded. As of March 31, 2009, these warrants had not been exercised.

There is no anti-dilution or pricing reset feature associated with the contractor warrants. The terms of the contractor warrants include “piggy-back” registration rights, which entitle the service provider to register the sale of shares issuable upon exercise of the contractor warrants if we register the sale of other shares of our common stock pursuant to a subsequent registration statement, subject to certain exceptions. There are no liquidated damages associated with these “piggy-back” registration rights. As of March 31, 2009, none of the contractor warrants had been exercised.

The following table summarizes the warrants outstanding and exercisable at March 31, 2009:

	Series B Warrants	Contractor Warrants	Contingent Warrants	Private Placement Warrants	Line of Credit Warrants
Grant dates	September 2004	Oct. 2007- Mar. 2009	January 2008	November 2008	January 2009
Exercise price	$4.24	$5.35 -12.06	$13.13 -16.73	$6.00 to 2.68	$6.00
Expiration date	October 5, 2009	Oct. 2011-Mar. 2014	January 15, 2015	November 14, 2018	January 27, 2019
Warrants outstanding	25,243	137,603	3,700,000	6,219,830	1,410,872
Warrants exercisable	25,243	137,603	1,350,000	6,219,830	1,410,872
Proceeds if exercised	$107,030	$836,826	$17,874,000	$20,000,000	$8,465,232

K. Contingencies and Commitments

Contingent Options and Share Grants

On June 18, 2007, we entered into a 10-year geothermal lease agreement to obtain the exclusive right to drill for, extract, produce, remove, utilize, sell and dispose of all forms of thermal energy on certain property in Nevada that we originally leased on December 22, 2006. The new lease was obtained in order to more fully secure our interest in the property. As part of the consideration for the new lease, we agreed to grant the property owner 25,000 restricted shares of our common stock if we successfully place a geothermal power plant in operation upon the leased property. At the end of each quarter, management assesses the likelihood that the restricted shares will be issued. At the end of each quarter since June 18, 2007, management has concluded that the issuance of the shares remained “reasonably possible” in accordance with the definition in SFAS No. 5, “Accounting for Contingencies.” Accordingly, we have not recognized any equity compensation related to this contingency during any such quarterly period.

On October 22, 2007, the Compensation Committee granted options to purchase 10,000 shares of our common stock to a key employee in our Power Systems segment. Vesting of these options is contingent upon successfully placing one geothermal power plant in service under his supervision. The option exercise price is $11.87 per share, which was the closing market price on the grant date. If a geothermal power plant is not placed in service under the employee’s supervision, he will forfeit the unvested contingent options. At the end of each quarter, management assesses the likelihood that a geothermal power plant would be placed in service under the employee’s supervision. At the end of each quarter since October 22, 2007, management has concluded that this contingency should be considered “reasonably possible” in accordance with the definition in SFAS No. 5. Accordingly, we have not recognized any equity compensation related to this contingency during any such quarterly period.

On May 24, 2007, we entered into a geothermal project alliance agreement, pursuant to which a service provider agreed to provide engineering advice to us relating to geothermal drilling and geothermal power plant construction. As part of the consideration for the agreement, we agreed to grant 5,000 shares of common stock to the service provider upon issuance of a certificate of completion with respect to each of three specific projects. During the second quarter of 2008, management assessed the likelihood of completing the contingent requirements for the issuance of these shares and concluded that the completion of the first geothermal power plant was considered “probable” in accordance with the definition in SFAS No. 5. Accordingly, we recognized equity compensation expense of $29,100 through the quarter ended March 31, 2009. For the other two specific projects, management assessed the likelihood of completing the contingent requirements for the issuance of shares and concluded that it remained “reasonably possible” in accordance with the definition in SFAS No. 5. Accordingly, we have not recognized equity compensation with respect to the share issuances that are contingent on the other two projects during any period.

On May 31, 2007, we granted options to purchase 50,000 shares of our common stock to a key executive in our Power Systems segment. Vesting of these options is contingent upon successfully placing each of our first three geothermal power plants in service. The options will vest with respect to one third of the shares each time one of our first three geothermal power plants is successfully placed in service. The option exercise price is $7.20 per share, which was the closing market price on the grant date. Failure to successfully place any of the first three geothermal power plants in service will result in the forfeiture of one third of the unvested contingent options. During the second quarter of 2008, management assessed the likelihood of completing the contingent requirements and concluded that the completion of the first geothermal power plant was considered “probable” in accordance with the definition in SFAS No. 5. Accordingly, we recognized equity compensation expense of $80,844 for the year ended December 31, 2008 and $12,756 for the quarter ended March 31, 2009. For the other two specific projects, management assessed the likelihood of completing the contingent requirements for the vesting of the options and concluded that the completion of the contingent requirements remained “reasonably possible” in accordance with the definition in SFAS No. 5. Accordingly, we have not recognized equity compensation with respect to the vesting of the options that are contingent on the other two projects during any period.

On January 14, 2008, the Compensation Committee granted options to purchase 100,000 shares of our common stock to a key employee in our Power Systems segment. Vesting of these options is contingent upon successfully achieving certain sales levels. The option exercise price is $16.50 per share, which was the closing market price on the grant date. Failure to successfully attain the predetermined sales levels will result in forfeiture of the unvested contingent options. At December 31, 2008, management assessed the likelihood of completing the contingent requirements in accordance with the definition in SFAS No. 5 and concluded that the completion of the contingent requirements was “reasonably possible.” Accordingly, we did not recognize equity compensation during any such quarterly period.

On December 5, 2008, the Board of Directors granted options to purchase 50,000 shares of our common stock to a service provider. The option exercise price is $4.00 per share, which exceeded the closing market price of our common stock of $3.55 on the day of the grant. Vesting of these options is contingent upon the successful completion of a strategic transaction that provides net cash proceeds to us in an amount greater than or equal to $50.0 million. At December 31, 2008, management assessed the likelihood of completing the contingent requirements in accordance with the definition in SFAS No. 5 and concluded that the completion of the contingent requirements was “reasonably possible.” Accordingly, we did not recognize equity compensation during any such quarterly period.

Guarantees

On August 31 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into the Thermo Financing Agreements. The Thermo Financing Agreements included an equity capital contribution agreement (the “ECCA”) between our Thermo Subsidiary and the Class A Member. Pursuant to the ECCA, our Thermo Subsidiary agreed to fund any drilling costs in excess of the original drilling account escrow of $5.7 million established to complete the well field drilling of the Thermo No. 1 project (the “Drilling Escrow Top Up”). In conjunction with independent geothermal engineers, we have performed monthly reviews of our estimated cost to complete the well field for production. Through March 8, 2009, we have contributed an additional $8.9 million to the drilling account escrow for completion of the well field.

The Thermo Agreements include a guaranty agreement dated August 31, 2008 among our Thermo Subsidiary, the Class A Member, and us. Under the guaranty agreement, we guarantee the full payment of the Drilling Escrow Top Up. Our liability under this agreement will continue until the guaranteed obligation is satisfied in full. We expect to complete our drilling at the Thermo No. 1 project during the second quarter of 2009; however, the maximum potential future payments may be unlimited if our wells cannot produce enough electricity so that the Thermo No. 1 geothermal power plant can achieve full capacity.

The Thermo Financing Agreements, also include an engineering, procurement and construction agreement (the “EPC Agreement”) with our Thermo Subsidiary. Pursuant to the EPC Agreement, we agreed to oversee the engineering, procurement and construction of the geothermal power plant for the Thermo No. 1 project. In addition, we guaranteed the completion of the geothermal power plant construction and the payment of all services performed by the subcontractors. We expect to make the payments to the subcontractors, including cost overruns, if any, in the ordinary course of business. All intercompany transactions related to the EPC Agreement are eliminated in consolidation of the financial statements. Our liability under this agreement will continue until the guaranteed obligation is satisfied in full. We expect to complete our construction phase at the Thermo No. 1 project during the second quarter of 2009.

In connection with the Thermo Financing Agreements, we also entered into an amended and restated purchase contract (the “Amended and Restated Purchase Contract”) with UTCP relating to the purchase of generating units for the Thermo No. 1 project. The agreements relating to the purchase of the power generating units have since been assigned from UTCP to PWPS, as discussed under Note D. “Power Project Construction-In-Progress.” Under the terms of the Amended and Restated Purchase Contract, PWPS is required to allow us to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 project. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, then we will keep the retained portion of the purchase price as a liquidated damages payment. If the Thermo No. 1 project is not successfully completed as a result of any other reason, we will reimburse PWPS for any liquidated damages paid by PWPS. To secure payment of our obligations to reimburse PWPS under the Amended and Restated Purchase Contract, we provided a security interest to PWPS in five patents relating to our Transportation & Industrial segment. We believe that the likelihood that we will be obligated to reimburse PWPS for liquidated damages under the Amended and Restated Purchase Contract is “remote.” Accordingly, we estimate the maximum potential obligation and the related fair value of the obligation under the Amended and Restated Purchase Contract to be immaterial at this time. Therefore, no liability was recorded at March 31, 2009.

The Thermo Financing Agreements also contain a conditional redemption provision whereby the Thermo No. 1 geothermal power plant must achieve “Final Completion” by June 15, 2009. Final Completion is achieved when the facility successfully completes a 10-day prove-out to verify its operating capacity. If the Thermo No. 1 geothermal power plant fails to achieve certain levels of production, either the Class A Member or the debt holder could exercise its rights to require us to make a buy-down payment to the debt holder and the Class A Member. The buy-down payment is based upon a calculation that effectively gives the debt holder and the Class A Member the same economic return as if the facility were operating at full capacity. Any amounts payable under the buy-down provision to the debt holder or the Class A Member would be disbursed from cash in an escrowed account maintained at our Thermo Subsidiary totaling $5.0 million and amounts held back from the purchase price of the PWPS generating units under the terms of the Purchase Contract between the Thermo Subsidiary and PWPS totaling $4.3 million. If the buy-down payment is greater than these amounts, we would have to make up the difference out of general corporate funds. This conditional redemption provision was extended to September 15, 2009 in order to achieve an optimal ramp up in production. We believe that the Thermo No. 1 geothermal power plant will be operating at or near full capacity prior to September 15, 2009 and that no buy-down will be required.

We have previously entered into a license and sublicense agreement for heat transfer technologies through our wholly owned subsidiary, Raser-Power Systems, LLC. We also entered into a guaranty on behalf of the subsidiary to irrevocably and unconditionally guarantee full and prompt payment and performance of all the subsidiary obligations under the license and sublicense agreement. The guaranty will remain in full force and effect until satisfaction in full of all the subsidiary’s obligations under the agreement and is binding on any successors. The maximum potential amount of future payments under this guarantee cannot be estimated, but payment obligations will be limited to the actual royalties’ payable arising from developed projects that utilize the heat-transfer license.

As of March 31, 2009, we did not have any letters of credit or repurchase obligations.

L. Non-controlling Interest

On August 31, 2008 and in conjunction with the Thermo No. 1 project financing, our Thermo Subsidiary issued new member units to the Class A Member, which contributed $24.5 million in exchange for an equity interest. We received $3.7 million of the total contribution on September 8, 2008 and the remaining balance of $20.8 million was received on October 20, 2008.

The Thermo Financing Agreements provide for the allocation of 99% of profits and losses to the Class A Member until the Class A Member earns a target internal rate of return of 15%. 100% of the intangible drilling costs are allocated directly to us. Upon reaching the target internal rate of return, the Class A Member’s allocation of profits and losses will automatically be reduced to 5.00%.

Because we maintain a 75% voting interest in the Thermo Subsidiary, we will continue to consolidate 100% of the assets and liabilities of the Thermo Subsidiary. The Class A Member’s interest in the Thermo Subsidiary is reflected as “Non-controlling interest” in our consolidated balance sheet and statement of operations.

The Thermo Financing Agreements also contain certain complex liquidation preference provisions which require certain distributions to each of the members of the Thermo Subsidiary in the event that a liquidation would occur. According to the Thermo Financing Agreements, upon liquidation of the Thermo Subsidiary and, after payment of all outstanding debt, any remaining funds would be distributions distributed in the following manner: (i) first, to both the Class A Member and the Company in the amount of the agreed upon initial capital contributions for tax purposes, (ii) second, to the Class A Member so that any shortfall in achieving its target internal rate of return of 15% would be achieved, and (iii) third, to both the Class A Member and the Company with an allocation of 5% to the Class A Member and 95% to the Company. To determine the non-controlling interest, we utilize a hypothetical liquidation at book value methodology at each balance sheet date. For the period ending March 31, 2009, we have modified our hypothetical liquidation at book value methodology to include the recast-financial-statements approach. Under the hypothetical liquidation methodology, we utilize the recast-financial-statements approach which captures the initial relevant fair values of the assets and liabilities and follows generally accepted accounting principles for any additional transactions. We believe that the recast-financial-statements approach closely reflects the Class A Member’s claim on the Thermo Subsidiary’s book value at each balance sheet date because the tax equity financing documents with the Class A Member contain a liquidation preference. According to the recast-financial-statements approach, upon the initial sale of the membership interests, the assets and liabilities are hypothetically liquidated at the recast book value at the end of each period and the portions of the Class A Member’s claim relating to liquidation preferences are recorded as gains or losses. Because we have modified our hypothetical liquidation at book value methodology for the period ending March 31, 2009, certain differences result in the “Non-controlling interest” balance at March 31, 2009 as compared to the balance at December 31, 2008 and September 30, 2008. We are treating these differences as a correction of an error, and such differences resulting from the modification to our methodology are discussed in more detail below.

Effective January 1, 2009, we adopted SFAS 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” In SFAS 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest are to be accounted for as equity transactions. Operating gains or losses attributable to non-controlling interests are excluded from the net profit and loss calculation but included in the earnings and loss per share computations.

Non-controlling interest totaled $26.8 million and $28.0 million at March 31, 2009 and December 31, 2008, respectively. Changes in non-controlling interest during the first quarter of 2009 are set forth below:

Non-controlling Interest	Quarter ended March 31, 2009
Balance at January 1, 2009	$28,025,116
Correction of error from prior period	(2,079,402)
Non-controlling interest from operations and liquidation preferences	1,048,831
Non-controlling interest from additional parent capital contributions	(163,785)

Balance at March 31, 2009	$26,830,760

From time to time, we are required to pay operating expenses on behalf of the Thermo Subsidiary, which result in decreases to the non-controlling interest.

In accordance with FASB Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities,” we classified “Non-controlling interest” outside of permanent equity because the Thermo Financing Agreements contain a conditional redemption provision that is based upon the occurrence of an event that is not solely within our control (see Note K. “Contingencies and Commitments” above). Upon satisfaction of the conditional redemption provision, the “Non-controlling interest” will be classified as permanent equity.

As discussed above, the “Non-controlling interest” decreased during the first quarter of 2009 by $2.1 million due to a correction of an error from a prior period that resulted from modifying our hypothetical liquidation at book value computation to include a basis adjustment that arises under the recast-financial-statement approach. The “Non-controlling interest” calculation at March 31, 2009 was computed utilizing the modified methodology for the period covering August 31, 2008 to March 31, 2009. As a result of modifying our hypothetical liquidation at book value methodology, our loss per share for the first quarter of 2009 decreased by $0.03 per share. If we had used the modified hypothetical liquidation at book value methodology in connection with our prior year financial statements for the year ended December 31, 2008, then the following changes would have occurred:

	December 31, 2008 (as previously reported)	December 31, 2008 (effect of change in computation)	Difference
Non-controlling interest	$28,025,116	$25,945,714	$2,079,402
Net loss applicable to common stockholder	(45,485,034)	(43,405,632)	$2,079,402
Accumulated deficit and accumulated deficit after re-entry into development stage	(96,707,687)	(94,628,285)	$2,079,402
Net loss per share:
Basic	(0.79)	(0.75)	0.04
Diluted	$(0.79)	$(0.75)	$0.04

We believe that this prior period adjustment listed above did not materially impact the 2008 consolidated financial statements for the year ended December 31, 2008 or for any interim period.

M. Common Stock

Stock-Based Compensation Plans

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our Board recommended and the stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of March 31, 2009, we were authorized to issue up to 9,693,173 shares of common stock pursuant to the Plan.

Three members of our Board of Directors also participate in an additional compensation plan for our outside directors. The standard equity package under the this plan consists of stock awards, each award having a nominal value of $95,000 as of the date of the Annual Meeting of Stockholders (with the actual share award rounded to the nearest round lot of 100 shares). Current outside directors that had not previously participated in this plan could elect to participate in the new plan by making an election within 30 days of the Annual Meeting of Stockholders. Any director who elects to adopt this plan retains all options vested up to that point under previous compensation arrangements and forfeits all unvested options. Three directors were granted 9,500 shares on May 28, 2008, the date of the Annual Meeting of Stockholders, to be delivered on May 28, 2009, one year after the 2008 Annual Meeting of Stockholders. If any such director resigns prior to the delivery date, the shares will be forfeited and not delivered.

For performance-based equity compensation, management assesses the likelihood that the event will successfully occur and computes the fair value of the instrument at each quarterly balance sheet date. When the performance is assessed as “probable,” expense is recognized on a pro rata basis over the estimated service period. When the performance is assessed as either “reasonably possible” or “remote,” no expense is recognized.

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

Options and warrants granted to employees and contractors are valued by applying the fair value based method to stock-based compensation in each period utilizing the Black-Scholes option pricing model, a generally accepted valuation model for determining the fair value of options. The maximum term of each option is ten years. With respect to stock options granted and warrants issued during the quarters ended March 31, 2009 and 2008, the assumptions used in the Black-Scholes option-pricing model computations were as follows:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.76 – 2.41%	2.61 – 3.41%
Expected dividend yield	0.0%	0.0%
Volatility	106%	97 – 99%
Expected exercise life (in years)	6.5	6.0

The risk-free interest rate is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. Expected dividend yield is based on our dividend history and anticipated dividend policy. Expected volatility is based on historical volatility for our common stock. Expected exercise life is based on management estimates of future attrition and early exercise rates, giving consideration to employee exercise behavior since filing of our initial S-8 registration statement for our Amended and Restated 2004 Long Term Incentive Plan on March 3, 2005. On September 10, 2008, the Compensation Committee of our Board of Directors modified the post employment exercise terms of our outstanding inventive plan based options to extend the term of expiration of vested options after termination of employment from 90 days to a period determined based upon length of employment. Employees working between zero and two years may exercise vested options up to one year after termination of employment. For each year of employment in excess of two years, the employee may exercise vested options up to the same number of years that the employee was employed, rounded down to the nearest year. Because of this modification and other factors we evaluated, we increased the expected life from 6.0 years to 6.5 years.

Employee and Director Share Grants and Option Grants

We granted 24,504 shares of our common stock to nine terminated employees as part of their severance package and no shares to directors during the three months ended March 31, 2009. No shares were granted to employees and directors during the first quarter of 2008. We granted to our employees and directors options to purchase an aggregate of 63,000 and 72,000 shares of common stock in the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008, no vested options were forfeited or expired. During the three months ended March 31, 2009, 50,850 unvested options were forfeited by employees. No unvested options were forfeited by employees during the quarter ended March 31, 2008.

Third Party Share Grants

On January 8, 2009, in settlement of an outstanding invoice totaling $9,002, we issued 2,326 unrestricted shares of our common stock to a consultant for our Plug-in Hybrid Electric Vehicle (“PHEV”) collaborative arrangement. The fair value of the unrestricted shares on the grant date approximated the amount outstanding on the invoice.

On January 12, 2009, in partial settlement of an outstanding invoice, we issued 574,713 unrestricted shares of our common stock to a service provider for the construction of our Thermo No. 1 geothermal power plant. The fair value of the unrestricted shares on the grant date approximated the partial settlement totaling $2,000,000.

On January 12, 2009, we issued 20,474 unrestricted shares of our common stock to a service provider for consulting services relating to the development of our Lightning Dock geothermal power plant. The fair value of the unrestricted shares on the grant date approximated $71,250. The fair value has been properly recorded as consulting expense.

On January 27, 2009, in settlement of our outstanding note payable to a former merger candidate totaling $950,000, we issued 263,108 unrestricted shares of our common stock. The fair value of the unrestricted shares on the grant date totaled $881,412 resulting in a gain on extinguishment of debt of $68,588.

On January 30, 2009, in settlement of an outstanding invoice totaling $7,500, we issued 2,005 unrestricted shares of our common stock to a consultant for our PHEV collaborative arrangement. The fair value of the unrestricted shares on the grant date approximated the amount outstanding on the invoice.

On February 27, 2009, in settlement of an outstanding invoice totaling $3,000, we issued 912 unrestricted shares of our common stock to a consultant for our PHEV collaborative arrangement. The fair value of the unrestricted shares on the grant date approximated the amount outstanding on the invoice.

On March 11, 2009, in partial settlement of an outstanding invoice, we issued 70,197 restricted shares and 377,358 unrestricted shares of our common stock to a service provider for the construction of transmission lines for our Thermo No. 1 geothermal power plant. The fair value of the shares on the grant date approximated the partial settlement totaling $1,250,000. In conjunction with this issuance, we also granted an additional 377,359 shares that were issued on April 22, 2009 to settle an additional $1,000,000 of the outstanding invoice.

Third Party Option and Warrant Grants

Stock options granted to non-employees for services are accounted for in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” which requires expense recognition based on the fair value of the options. We calculate the fair value of options and warrants that have been granted by using the Black-Scholes pricing model.

No options were issued to third parties during three months ended March 31, 2009 and 2008, respectively.

As discussed under Note I. “Secured Note (non-recourse), Convertible Senior Notes and Line of Credit” above, each LOC Lender is entitled to receive LOC Warrants to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each LOC Warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The LOC Warrants will have an exercise price of $6.00 per share. As of March 31, 2009, we had borrowed $8.5 million under the Line of Credit, all of which remained outstanding. Accordingly, as of March 31, 2009 the LOC Lenders had received LOC Warrants to purchase approximately 1,140,872 shares of our common stock at a strike price of $6.00 per share as a result of the amount borrowed.

See discussion of contingently vesting warrants and non-contingently vesting warrants issued during 2009 and 2008 in Note J. “Warrants” above.

The activity for stock options and warrants during the first three months of 2009 is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009:	14,552,558	$8.57
Granted	1,326,475	5.80
Exercised	—	—
Expired or forfeited	(50,850)	7.63

Outstanding at March 31, 2009:	15,828,183	$6.77	$4,872,767

Exercisable at March 31, 2009:	12,036,478	$5.01	$4,807,347

During the three months ended March 31, 2009 and 2008, we issued zero and 102,500 shares of common stock as a result of option exercises, and 2,000 and zero shares of common stock as a result of warrant exercises, respectively. The total intrinsic value of options exercised in the three months ended March 31, 2009 and 2008 was approximately zero and $446,738, respectively. The total intrinsic value of warrants exercised in the three months ended March 31, 2009 and 2008 was approximately zero and $23,900, respectively. The cash received from exercises of options during the three months ended March 31, 2009 and 2008 was approximately zero and $482,875, respectively. The cash received from exercises of warrants during the three months ended March 31, 2009 and 2008 was approximately zero and $9,300, respectively.

The following tables summarize certain stock option and warrant information at March 31, 2009:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 – $5.75	9,018,678	9.01	$2.97	$4,872,767
$ 6.00 – $11.00	2,273,622	8.92	7.16	—
$11.01 – $17.20	4,502,550	6.10	14.06	—
$18.25 – $25.95	33,333	6.05	25.95	—

Total	15,828,183	8.16	$6.77	$4,872,767

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 – $5.75	8,618,473	9.07	$2.89	$4,807,347
$ 6.00 – $11.00	1,636,472	9.13	6.62	—
$11.01 – $17.20	1,748,200	6.05	13.59	—
$25.95	33,333	6.05	25.95	—

Total	12,036,478	8.63	$5.01	$4,807,347

The following table summarizes the non-vested stock options at March 31, 2009:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2009	1,624,204	$7.34
Granted	63,000	2.53
Vested	(194,649)	5.94
Forfeited	(50,850)	6.19

Non-vested at March 31, 2009:	1,441,705	$7.36

The following table summarizes the non-vested stock awards at March 31, 2009:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Outstanding at January 1, 2009:	30,084	$10.07
Granted	1,712,956	3.10
Vested	(1,336,264)	3.24
Forfeited	(500)	6.60

Outstanding at March 31, 2009:	406,276	$3.18

As of March 31, 2009, there was $9,097,668 and $1,054,396 of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 1.84 years. As of March 31, 2009, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
Remainder of 2009:	$3,741,533
2010	3,282,986
2011	1,621,825
2012	1,165,165
2013	334,750
2014	5,805

Total:	$10,152,064

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

In accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF 07-5, “Determining Whether an Instrument (or embedded feature) is Indexed to an Entity’s Own Stock,” we recorded the $5,850,000 cost of the call spread option transaction as a net reduction in “Additional paid in capital” on the consolidated balance sheets for the year ended December 31, 2008 and will not recognize subsequent changes in fair value.

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

We accounted for the forward stock purchase transaction pursuant to guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and EITF 07-5, “Determining Whether an Instrument (or embedded feature) is Indexed to an Entity’s Own Stock.” Accordingly, the $15.0 million cost of the forward stock purchase transaction was recorded as a reduction to “Additional paid in capital” on the consolidated balance sheets for the December 31, 2008 and we will not recognize subsequent changes in fair value.

Contingent Options and Share Grants

Refer to discussion of contingent options and share grants in Note K. “Contingencies and Commitments” above.

2008 Private Placement Registration Rights Agreement

In connection with our $20.0 million private placement to Fletcher on November 14, 2008 described above, Fletcher was granted registration rights that required us to register the resale of the common stock purchased in the private placement and acquired upon exercise of related warrants. We were obligated to file a registration statement with the SEC registering the resale of such shares of common stock no later than November 14, 2008, and to use our best efforts to cause the registration statement to be declared effective by December 29, 2008. We are also obligated to use our best efforts to keep the registration statement continuously effective.

Fletcher’s registration rights provide for liquidated damages for failure of the registration statement to become effective within the designated timeframe or failure to maintain effectiveness of the registration statement. The liquidated damages are equal to one percent of the $20.0 million received per month (i.e., $200,000 per month) up to a maximum of $2.0 million in the aggregate. As of May 9, 2009, the registration statement had not been declared effective by the SEC due to an ongoing review of our periodic reports by the staff of the SEC. Accordingly, we have assessed the likelihood that the registration statement will be declared effective prior to incurring the maximum liquidated damages of $2.0 million. We have recorded an additional liability for $200,000 in the first quarter of 2009 to accrue for the liquidated damages through May 31, 2009, which now total $1,000,000. Management believes that the SEC staff’s review of our periodic reports will be completed and that the registration statement will be declared effective prior to May 31, 2009, which would avoid additional liquidated damages. However, there can be no assurance about the timeframe within which the SEC staff will finish its review or whether the SEC staff will have additional comments based on our disclosure in this report. The incurrence of any additional liquidated damages will exert further pressure on our liquidity requirements and could have a material adverse affect on our development plans and future operations.

Contingent Warrant Registration Rights Agreement

In connection with the Commitment Letter and the issuance of warrants to purchase up to 3,700,000 shares of our common stock, we entered into a registration rights agreement that provides the holder of the warrants with certain rights to register the resale of the warrants and the shares of common stock issuable upon exercise of the warrants. Upon a series of warrants vesting, we are obligated to register the shares underlying the vested warrants for resale pursuant to the exercise of such warrants and cause the registration statement to remain continuously effective until all vested warrants are exercised or expired. Merrill Lynch agreed to permit us to defer our obligation to register the resale of the warrants that vested in connection with the funding of the Thermo No. 1 project until such registration is requested by Merrill Lynch. We do not believe the recent merger of Merrill Lynch’s parent with Bank of America Corporation has altered our understanding or Merrill Lynch’s understanding of our outstanding obligations under the registration rights agreement with Merrill Lynch. Management currently believes that the likelihood we will fail to register the shares in accordance with the registration rights agreement or fail to cause the registration statement to remain continuously effective is “remote” as defined in SFAS No. 5 “Accounting for Contingencies.” Accordingly, no accrued liability is deemed necessary.

Series B Registration Rights Agreement

The Series B preferred stock securities purchase agreement and related agreements provide the purchasers of the Series B preferred stock and the related Series B warrants with certain rights to register shares of common stock pursuant to a registration rights agreement. We are also obligated to cause the registration statement to remain continuously effective until all Series B preferred shares and Series B warrants are exercised or expired. In September 2004, all of the outstanding Series B preferred shares and certain of the Series B warrants were converted into shares of common stock under the original registration statement filed on September 20, 2005. We did not maintain a continuously effective registration for the common shares issuable upon exercise of Series B warrants as required by our agreements, resulting in liquidated damages and interest totaling $31,000 and $96,000 for the years ended December 31, 2007 and 2006, respectively. We filed a registration statement on Form S-3 with the SEC that became effective on June 8, 2007. In July 2007, we paid the liquidated damages amount owed in-full to the purchasers.

We are currently in compliance with the requirements of the registration rights agreement and, as such, management believes that the likelihood that these shares will fail to remain continuously effective is “remote” as defined in SFAS No. 5 “Accounting for Contingencies.” Accordingly, no additional accrued liability is deemed necessary.

N. Net Loss Per Common Share

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

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on March 31, 2009:

	“In the Money”	“Out of the Money”
Warrants granted	7,458,532	4,881,462
Vested employee options	642,250	1,151,978
Unvested employee options	48,000	1,343,705
Vested contractor options	95,000	35,000
Unvested contractor options	50,000	—

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

Unvested and fully-vested and undelivered stock grants totaling 406,276 and 41,684 were outstanding on March 31, 2009 and 2008, respectively. None of these contingent shares have met the performance criteria for vesting. These warrants, options and share grants were not included in the calculation of diluted net loss per share because their effect was anti-dilutive. Our common stock underlying the call spread option transaction and forward stock purchase transaction would be recorded as treasury stock when delivered and; therefore, would be excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.

O. Fair Value Measurements

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

Warrants

We adopted EITF 07-5 effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (“down round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire shares of our common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Accordingly, we determined that the following warrants contained such provisions, thereby concluding they were not indexed to our common stock:

•	Series B warrants, exercisable for 25,243 shares of our common stock, that expire October 5, 2009

•	Contingent vesting warrants issued to Merrill Lynch, exercisable for 1,350,000 shares of our common stock, that expire January 16, 2015

•

Warrants issued to Fletcher to acquire shares of our common stock in an aggregate value of up to $20.0 million that may not exceed 7,458,532 shares of our common stock, exercisable at March 31, 2009 for 6,219,830 shares of our common stock, that expire November 14, 2018.

For further discussion of these financial instruments, refer to Note J. “Warrants” and Note M. “Common Stock.”

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes these warrants as liabilities and the call spread transaction as an asset at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $7.2 million was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants. We measured the fair value of these warrants as of March 31, 2009, and recorded a $0.9 million charge to record the liabilities associated with these warrants at their respective fair values as of March 31, 2009. We determined the fair values of these securities using the Binomial Lattice and Black Scholes valuation models when appropriate.

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at March 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$159,067	$0	$0	$159,067
Restricted cash	11,006,434	76,535	0	11,082,969

Total assets	$11,165,501	$76,535	$0	$11,242,036
Series B warrants	$0	$0	$30,625	$30,625
Merrill Lynch 2008 contingent vesting warrants	0	0	3,687,442	3,687,442
Fletcher 2008 warrants	0	0	24,396,485	24,396,485

Total liabilities	$0	$0	$28,114,552	$28,114,552

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

We determined the fair value of the Merrill Lynch 2008 contingent vesting warrants and the Fletcher 2008 warrants using a Binomial Lattice valuation model that considered their down round provisions that reduce the exercise price if we issues new warrants or equity at a lower price. The model considered the historical volatility of our stock price. See discussion of variable inputs to the valuations of these warrants in Note J. “Warrants” above.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Total
Assets:
Balance as of January 1, 2009	$—
Total realized and unrealized gains (losses)	—

Balance as of March 31, 2009	$—
Liabilities:
Balance as of January 1, 2009	$27,171,713
Increase in fair value of derivative warrants (unrealized loss)	942,839

Balance as of March 31, 2009	$28,114,552

P. Business Segments

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

Accordingly, the presentation below comprises financial information relating to our segments for the three months ended March 31, 2009 and 2008, respectively:

As of and for the Quarter Ended March 31, 2009	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$—	$—	$—
Segment Operating Loss	(727,090)	(2,113,340)	(2,436,060)	(5,276,490)
Depreciation, Amortization and Accretion	54,311	49,222	23,382	126,915
Interest Expense	—	403,614	1,012,004	1,415,618
Fixed Asset Purchases	—	47,584	64,399	111,893
Geothermal Well Field Drilling Purchases	—	5,413,208	—	5,413,208
Power Project Construction-in-Progress Purchases	—	6,971,112	—	6,971,112
Power Project Equipment Purchases	—	—	—	—
Total Assets	$628,532	$174,406,637	$9,502,050	$184,537,219

As of and for the Quarter Ended March 31, 2008	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$130,543	$—	$—	$130,543
Segment Operating Loss	(912,752)	(1,759,854)	(2,807,438)	(5,480,044)
Depreciation, Amortization and Accretion	42,158	5,136	29,008	76,302
Interest Expense	—	8,333	57,179	65,512
Fixed Asset Purchases	24,960	9,356	28,762	63,078
Geothermal Well Field Drilling Purchases	—	4,348,560	—	4,348,560
Power Project Construction-in-Progress Purchases	—	773,265	—	773,265
Power Project Equipment Purchases	—	6,980,500	—	6,980,500
Total Assets	$1,041,080	$24,799,036	$32,996,243	$58,836,359

Q. Income Taxes

In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), we must determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income. As of March 31, 2009, we determined that no liability should be accrued for uncertain tax positions.

There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2008 and for the three months ended March 31, 2009.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2009, we had no accrued interest or penalties related to uncertain tax positions. Our federal income tax returns for the 2008 and 2007 tax years remain open to examination, and income tax returns for other taxing jurisdictions to which we are subject remain open for the 2004-2007 tax years.

R. Supplemental Cash Information

For the three months ended March 31, 2009

•	We paid $538,954 for interest and $400 for income taxes.

•

We recorded three non-cash payments totaling $19,500 for 5,243 shares of our common stock issued to settle three outstanding invoices from a service provider for consulting relating to our PHEV project. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

•

We recorded a $150,000 non-cash payment for 34,483 shares of our common stock issued to settle an outstanding invoice from a service provider for construction of our Thermo No. 1 geothermal power plant. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

•

We recorded a $2,000,000 non-cash payment for 574,713 shares of our common stock issued to settle an outstanding invoice from a service provider for construction of our Thermo No. 1 geothermal power plant. The non-cash payment approximated the fair market value of the shares on the date the shares were granted.

•

We recorded a $950,000 non-cash payment for 263,108 shares of our common stock issued to settle a promissory note with a former merger candidate that was settled on January 27, 2009. The non-cash payment resulted in a gain on extinguishment of debt totaling $68.588.

•

We recorded three non-cash payment totaling $1,500,000 for 70,197 restricted shares of our common stock, 377,358 unrestricted shares of our common stock, and 122,603 warrants to acquire shares of our common stock issued to settle an outstanding invoice from a service provider for construction of our Thermo No. 1 geothermal power plant. The non-cash payment was approximated the fair market value of the shares on the date the shares were granted.

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

S. Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS
157-4), FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), and FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for an asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. These FSP’s shall be effective for interim and annual reporting periods ending after June 15, 2009. The impact of adopting these pronouncements during the quarter ended June 30, 2009, will be increased financial statement disclosure surrounding the fair value of our financial debt instruments that were previously disclosed annually.

T. Subsequent Events

On April 22, 2009, we delivered 377,359 unrestricted shares of our common stock that were granted on March 11, 2009 to settle an outstanding liability totaling $1,000,000 to a service provider of construction services relating to our Thermo No. 1 geothermal power plant. On April 22, 2009, we also delivered another 249,377 unrestricted shares of our common stock to settle an additional outstanding liability totaling $1,000,000 to the same service provider of construction services relating to our Thermo No. 1 geothermal power plant. The fair value on the grant date approximated the amount to settle the outstanding liability.

As of May 8, 2009, we had borrowed $11.0 million under the Line of Credit. For further discussion of the Line of Credit refer to Note I. “Secured Note (non-recourse), Convertible Senior Notes and Line of Credit” above. Accordingly, as of May 8, 2009, the LOC Lenders have received approximately 1,453,045 warrants to purchase our common stock at a strike price of $6.00 per share as a result of the amount borrowed.

As discussed in Note D. “Power Project Construction-In Progress,” we entered into the PWPS Agreement on April 9, 2009 to, among other things, terminate various agreements with PWPS relating to power generating units and transfer title to PWPS of 113 power generating units subject to the PWPS Agreement, free and clear of all liens and encumbrances, which were previously delivered to us at our Thermo No. 1 project site and the Lightning Dock project site and which were being held for us at PWPS manufacturing facilities. As of March 31, 2009, we had received 113 power generating units that we agreed to transfer the title to PWPS. At March 31, 2009, the cost of these power generating units that were included in “Power project construction-in-progress” totaled $14.6 million and the cost of these power generating units that were included in “Power project equipment, net” totaled $19.7 million. Furthermore, at March 31, 2009, accrued liabilities relating to these power generating units totaled $26.4 million (net of applied deposits) and “Power project development deposits” (unapplied deposits) totaled $4.1 million. The effect of this title transfer to PWPS will reverse the cost of the power generating units included in “Power project construction-in-progress” and “Power project equipment, net”, and the related accrued liabilities (net of the deposits applied) and “Power project development deposits” (unapplied deposits) during the second quarter of 2009. The restructuring fee of $1.5 million contemplated by the PWPS Agreement will also be expensed in the second quarter of 2009.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in Part II “Item 1A. Risk Factors” and elsewhere in this report.

Unless the context requires otherwise, all references in this annual report to “Raser,” “the Company,” “we,” “us,” “our company,” “Raser Technologies” or “our” refer to Raser Technologies, Inc. and its consolidated subsidiaries.

Overview

Our Company

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

We have initiated the development of eight geothermal projects in our Power Systems segment to date, and we are currently in the development stage of drilling wells and constructing geothermal power plants to further develop viable geothermal resources. We have accumulated a large portfolio of geothermal interests in four western continental states and a geothermal concession in Indonesia. These geothermal interests are important to our ability to develop geothermal power plants. We continue to accumulate additional interests in geothermal resources for potential future projects. We have incurred substantial losses since inception and we are not operating at cash breakeven. Our continuation as a going concern is dependent on efforts to raise additional capital, increase revenues, reduce expenses, and ultimately achieve profitable operations, any of which may be challenging given the deepening economic recession. If substantial losses continue, or if we are unable to raise sufficient additional capital on reasonable terms, liquidity concerns may require us to curtail or cease operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

Liquidity, Capital Requirements and Market Conditions

As a development stage company, our ability to secure liquidity in the form of additional financing or otherwise is crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include the obligation to repay amounts borrowed under our Line of Credit, which are due in November 2009, and additional liquidated damages payable to Fletcher International, Ltd. if the staff of the Securities and Exchange Commission (the “SEC”) does not complete its review of our periodic reports and the registration statement that we have filed for Fletcher’s benefit is not declared effective before the end of May of 2009. During 2008 and the first part of 2009, economic conditions have weakened significantly and global financial markets have experienced a significant liquidity crisis. The current economic environment makes it challenging for us to access the liquidity that we need, on terms acceptable to us, to successfully pursue such development plans and operations. Although we have access to the Deposit Refund (described further below under “—Recent Developments”) and the Line of Credit established in January 2009 (described further below under “—Liquidity and Capital Resources—Recent Financing Activities”), there are certain conditions to our ability to access these funds. For example, the lenders party to the Line of Credit have no obligation to make advances to us. Further, the Line of Credit was established primarily for general corporate purposes and the maximum amount available under the Line of Credit is not sufficient to satisfy a meaningful portion of our financing needs for the foreseeable future. Funds from the Deposit Refund may only be used for expenses associated with the Thermo No. 1 plant and are only available if certain other conditions are met. The cost of raising capital in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we would be unable to satisfy our existing obligations, or to execute our plans. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place, or pursue other actions that could adversely affect future operations. Despite these conditions, we intend to continue to seek financing arrangements to fund our development activities, which may include the issuance of debt, preferred stock, equity or a combination of these instruments. We also continue to evaluate a variety of alternatives to finance the development of our geothermal power projects. These alternatives could include project financing and tax equity financing under our Commitment Letter with Merrill Lynch, government funding from grants, loan guarantees or private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into prepaid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any cash flows we are able to generate. We cannot be certain that funding will be available to us on reasonable terms or at all. Nevertheless, we have made or are in the process of making applications for funding under several stimulus programs established by the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) and other pre-existing programs. For example, we:

•	Have applied for a loan guarantee under a Department of Energy (“DOE”) program for energy projects utilizing innovative technologies;

•	Are preparing an application for another DOE loan guarantee program under the Recovery Act;

•	Will submit an application for the DOE’s Advanced Technology Vehicle Manufacturing Loan Program in the second quarter of 2009;

•	Are preparing an application for plug-in hybrid vehicle grants under the Recovery Act; and

•	Will apply for certain geothermal-specific programs created by the Recovery Act when the regulations related to said programs are released by the DOE.

Overview of Our Business

We have initiated the development of eight geothermal projects in our Power Systems segment to date, the current status for each of which is described in detail below under “—Current Geothermal Power Projects.” We completed the major construction of the cooling towers and transmission lines and installed the power generating units at our first 10 megawatt (“MW”) geothermal power plant, located in Beaver County, Utah, in October 2008. We refer to this project as the Thermo No. 1 project or the Thermo No. 1 geothermal power plant. We expect the Thermo No. 1 geothermal power plant to become operational at or near full capacity early in the third quarter of 2009. In April 2009, we began selling electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim pursuant to a power purchase agreement we previously entered into with Anaheim.

We have either obtained or are in the process of obtaining permits for the development of seven other geothermal power projects we have initiated in the United States. These projects are located in Utah, Nevada, New Mexico and Oregon. We believe that the geothermal resource for each of these projects has the potential to provide at least enough geothermal energy for a commercial power plant of approximately 10 to 11 MW of net electrical power. However, we expect that some of the project sites that we intend to develop, have potential resources to generate significantly more than 10 MW of net electrical power. For example, the Thermo No. 1 project area appears to have the potential to support many additional plants similar in design to the Thermo No. 1 geothermal power plant. Therefore, we are evaluating opportunities to build additional plants near the Thermo No. 1 project. We expect that other project sites we have selected to develop could also prove to have resources that could support multiple plants. We intend to seek to maximize the full power generating potential of all the sites we select for project development. Continued development of each of our current geothermal power projects beyond initial permitting is dependent on additional financing.

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

Our Transportation & Industrial segment continues to focus on commercializing our electric motor, generator and drive technologies, such as our series plug-in hybrid vehicle (“PHEV”) with range extender technologies, into applications. In 2008, we began work to integrate a Symetron™ traction motor, generator and controller drive in a Hummer H3 demonstration vehicle expected to achieve 100 mpg equivalent to demonstrate the benefits of our plug-in electric drive system in SUV and light truck applications. Our plug-in electric drive system is designed to allow light trucks and SUVs to achieve the equivalent of over 100 mpg in typical local daily driving with near zero emissions, by using electricity instead of petroleum as the primary fuel. We introduced the H3 demonstration vehicle at the SAE International World Congress in Detroit in April 2009. Pacific Gas & Electric of California agreed in February 2008 to initially purchase two demonstration vehicles. The SUV demonstration vehicle was built in cooperation with a leading global OEM. During 2007 and early 2008, we entered into other agreements and collaborative arrangements with large manufacturers to explore additional potential applications of our motor and drive technologies, including a collaborative arrangement with Hyundai Heavy Industries (“HHI”) of Korea and a license agreement with Wilson Automotive of Canada.

Recent Developments

In 2007 and 2008 we entered into a number of agreements with UTC Power Corporation (“UTCP”), a subsidiary of United Technologies, Inc., for the purchase of PureCycle geothermal power generating units to be used in connection with the construction of our geothermal power plant at the Thermo No. 1 project and for future projects. These agreements were subsequently assigned to Pratt & Whitney Power Systems, Inc. (“PWPS”), another subsidiary of United Technologies, Inc. In April 2009, we entered into an agreement (the “PWPS Agreement”) with Trail Canyon Geothermal No. 1 SV-02, LLC (“Trail Canyon”), Raser Power Systems, LLC and PWPS pursuant to which we and PWPS agreed to terminate certain agreements with UTCP relating to power generating units (collectively, the “Terminated Agreements”). Under the PWPS Agreement, we agreed to transfer title to PWPS of 113 power generating units previously delivered or held for delivery for us pursuant to the PWPS Agreement, free and clear of all liens and encumbrances. We and PWPS also agreed that, until the earlier of April 9, 2012 and the date on which we have installed 200 power generating units (in addition to the power generating units installed at our Thermo No. 1 project site), PWPS will be the exclusive provider of heat-to-electricity equipment used for any merchant power plant project developed by us or any of our affiliates so long as PWPS can meet the needs of the particular project. PWPS agreed that it would maintain 50 power generating units in inventory throughout 2009 that would be allocated to us and that we would receive preferential pricing until April 9, 2011. Pursuant to the Terminated Agreements, we had previously paid to UTCP non-refundable deposits totaling $8,855,250. As part of the PWPS Agreement, $1,500,000 of these deposits were retained by PWPS as a restructuring charge. PWPS agreed to refund the remaining $7,355,250 of deposits (the “Deposit Refund”), subject to the satisfaction of certain conditions. The purpose of the Deposit Refund is to help facilitate payment for certain work necessary for the completion of the Thermo No. 1 geothermal power plant, including the payment of certain existing accounts payable. Accordingly, PWPS is only required to distribute portions of the Deposit Refund if we (1) provide reasonable documentation to PWPS evidencing the work performed at the Thermo No. 1 project site by a third party vendor; (2) provide reasonable documentation to PWPS evidencing the payment of such third party vendor; and (3) represent that the amount of the Deposit Refund to be paid is related solely to the Thermo No. 1 project site and is necessary to keep the project moving forward. The Deposit Refund may be released to Raser in installments at times and in the amounts determined at the sole reasonable discretion of PWPS. Any difference between the Deposit Refund and the amounts paid to third party vendors will be held by PWPS until the Thermo No. 1 geothermal power plant achieves successful performance testing and PWPS is paid in full for the unbilled portion of amounts owed under certain agreements between UTCP and the Company. While the Thermo No. 1 geothermal power plant is operational, it is not currently operating at full capacity. We expect to incur additional construction and drilling during 2009 to facilitate the ability of the Thermo No. 1 geothermal power plant to operate at or near full capacity. The PWPS Agreement will facilitate the payment of a portion of these costs, including existing accounts payable for work that has already been performed. Notwithstanding the PWPS Agreement, our agreements with PWPS relating to the purchase of the 50 power generating units for the Thermo No. 1 plant and the associated service agreement related to the ongoing maintenance of those 50 units remain in full force and effect.

During the fourth quarter of 2008, we retained Calyon Securities (USA) Inc. (“Calyon”) to explore potential strategic relationships that could provide additional options for funding, implementing and accelerating our development efforts. The potential for significant additional power production from the geothermal resource that we identified and evaluated as part of our Thermo No. 1 project has generated a number of inquiries from potential financial partners wishing to explore a purchase, joint venture or other transaction in connection with the further development of this large resource. We engaged Calyon to help us evaluate the proposals and negotiate any potential funding, development, or asset sale structures that we believe would enhance our ability to complete our objectives. We continue to work with Calyon to advance this process, but have been slowed by issues related to well-field development.

Operating History

Consistent with our limited operating history, we have generated limited revenues or cash flows from operations. While our Power Systems segment has begun to generate nominal revenue from the operation of our Thermo No. 1 geothermal power plant, we do not expect to generate material revenues or cash flows from this segment until we develop additional plants and place them in service. To date, our Transportation & Industrial segment has generated only a limited amount of revenue from research and development subcontracts administered through contractors for certain government agencies. Future revenues from our Transportation & Industrial segment will depend on our ability to commercialize our Symetron™ technologies, and we cannot predict when those efforts will be successful, if at all.

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

Current Geothermal Power Projects

We have initiated the development of eight geothermal projects in our Power Systems segment to date. In April 2009, we began selling electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim pursuant to a power purchase agreement we previously entered into with Anaheim, and we have either obtained or are in the process of obtaining permits for the development of the other seven geothermal power projects we have initiated. The current status of development for each of these eight projects is described below. Other than certain permitting activities and engineering work currently being performed, the continued development of each of our projects other than the Thermo No. 1 Plant is dependent on additional financing. While we would expect to seek traditional project financing or other project-specific financing arrangements for plant construction at these projects, we anticipate that we will need to fund well field development activities from general corporate funds, which would typically be obtained through financing at the parent company level, if available. Due to uncertainties associated with the current economic environment, we cannot be certain that financing will be available to us on reasonable terms or at all. As a result, the timing for continued development at each of our projects other than the Thermo No. 1 Plant is highly uncertain.

•

Thermo No. 1 Plant (Utah) We completed major construction of the cooling towers and transmission lines and installed the power generating units at the Thermo No. 1 geothermal power plant, located in Beaver County, Utah, in the fourth quarter of 2008. In April 2009, we began selling electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim pursuant to a power purchase agreement we previously entered into with Anaheim. We expect the Thermo No. 1 geothermal power plant to become operational at or near full capacity early in the third quarter of 2009. We have obtained all necessary permits to develop and operate the plant.

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

Based upon available studies and on the evaluation completed by internal and external geologic consultants (a “Resource Evaluation”) as well as a basic economic analysis, in October of 2007 we obtained a high degree of confidence supporting the conclusion that the Thermo No. 1 site contained a commercially viable geothermal resource to continually produce electricity without any substantial degradation in the heat resource. Our high degree of confidence was based specifically upon geophysical, geochemistry and other studies and data collected, summarized and prepared for us by an independent geological consultant in a report entitled An Evaluation of the Thermo Hot Springs Geothermal Resource in September of 2007 and by the Energy and Geoscience Institute (“EGI”). EGI reviewed its findings and recommendations with us in several meetings in the third and fourth quarters of 2007 but did not produce a formal written report until March of 2008. These reports relied on data collected over several years in the highly-studied Thermo area, including geochemical surveys, geologic structures and anomalies, hot spring data, self-potential, telluric-magnetotelluric and other surveys, and information from a deep exploratory well drilled in the late 1970’s. Both the independent geological consultant and EGI concluded that the Thermo resource could likely support at least one of our power plants. Therefore, in November 2007, prior to the completion of EGI’s final Resource Evaluation report, we omitted drilling slim holes and began drilling larger diameter production and reinjection wells for the production of electricity. Shortly thereafter, we received the written Resource Evaluation report. We continued drilling and after completing the drilling of several wells, we commissioned an independent geothermal engineer to issue an additional report on the wells and the overall resource. The report, issued in August of 2008, concluded that parts of our Thermo leasehold are underlain by a relatively large geothermal reservoir and that the resource underlying the proposed project site could support a 10 MW project. The report also concluded that the overall Thermo resource could likely support well over 200 MW of power generation. The reservoir is contained within relatively thin intervals in Paleozoic rock (predominantly limestone, dolomite and quartzite).

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

In May 2008, concurrent with the drilling of the wells, we began construction of the Thermo No. 1 geothermal power plant and began receiving the 50 modular power generating units. We were able to obtain the financing to complete the construction of the Thermo No. 1 geothermal power plant with the related equipment, transmission lines, substations and pipelines from the well heads to the power generating units from Merrill Lynch. For further discussion of the financing arrangement, please refer to the discussion under “—Liquidity and Capital Resources—Our Commitment Letter with Merrill Lynch” below.

We completed the major construction of the cooling towers, transmission lines and setting of the power generating units at the Thermo No. 1 geothermal power plant in October of 2008. Commissioning testing of the power generating units was completed in the first quarter of 2009 using two production wells and one reinjection well that we had connected to the plant. Once a plant has been placed in service, we reclassify the cost of the related leases, wells, transmission lines and substations and construction in progress as “Geothermal property, plant and equipment” on the balance sheet. Since our Thermo No. 1 geothermal power plant was placed into service in the first quarter of 2009, we reclassified these costs as “Geothermal property, plant and equipment” accordingly.

At March 31, 2009, the total capitalized costs of the Thermo No. 1 project were $98.2 million, consisting of $59.8 million in plant construction and transmission line and interconnection costs, $36.1 million in well field development costs, and $2.3 million in land and lease acquisition and other costs. These costs will be amortized over the estimated useful life of the geothermal power plant, which is expected to be approximately 35 years. Amortization of the Thermo No. 1 geothermal power plant will begin in the second quarter of 2009. We have assessed the additional construction and drilling costs that we expect to incur so that the power plant will be able to operate at or near full capacity to be approximately $11.0 million. We expect the Thermo No. 1 geothermal power plant to become operational at or near full capacity early in the third quarter of 2009.

We have drilled five production wells and two reinjection wells that we expect to utilize for the plant when it is operating at full capacity. We recently finished drilling an additional well that we expect to use as a production well, and we plan to drill another production well for the Thermo No. 1 project. We believe that one of these additional wells may eventually be transferred to and used as a production well for Thermo No. 2. This decision is dependent upon the performance of the existing wells and the testing of the recently completed well.

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

We have experienced certain delays and cost overruns on the Thermo No. 1 project. The Thermo No. 1 geothermal power plant is the first ever large-scale commercial application of the PWPS power generating units and the first plant built under our rapid-deployment approach so such delays and overruns are not entirely unexpected. The key drivers of the delays and cost overruns are as follows:

Well Field Development:

•	Increased costs to broaden previous well field plans.

•	Complications encountered by drilling contractors.

•	High demand for drilling services and related materials due to the rapid increase in the price of oil.

Construction:

•	Wider than necessary step-outs for injection wells, which increased piping costs, due to concerns of lenders.

•	Additional costs related to establishing the greater Thermo area.

•	High demand for steel, concrete and other commodities caused prices to increase.

•	Accelerated construction schedule required overtime and other additional costs.

Equipment:

•	Expenses associated with installing PWPS power generating units for the first time, which allowed us to identify design changes for the benefit of future plants.

Transmission:

•	In anticipation of future plants, we built a larger transmission infrastructure.

The Thermo No. 1 geothermal power plant is accessible by road suitable for unrestricted ground transportation. The plant is interconnected to a power line along Thermo Road owned by Rocky Mountain Power.

•

Lightning Dock Plant (New Mexico): We are in the process of obtaining the final, necessary permits for the Lightning Dock plant. Numerous exploratory wells and two production wells were drilled prior to our acquiring the site. We broke ground at the site and have begun taking delivery of the PWPS generating units that will be used in the Lightning Dock plant. We have received 48 PWPS power generating units and most of the essential major equipment needed for construction of the geothermal project. The purchase contract related to these generating units was, however, terminated under the PWPS Agreement and title to the units was transferred back to PWPS. PWPS is electing to keep the units at the Lightning Dock site in anticipation that we will enter into a new purchase contract for those units at the appropriate time.

In 2007, we entered into an agreement to acquire GeoLectric, LLC. This agreement was later superseded by our agreement to purchase a United States Bureau of Land Management (“BLM”) lease and other miscellaneous assets totaling $4,140,000 from a subsidiary of GeoLectric, LLC (the “Purchase”). The expenses associated with the negotiation, document preparation, due diligence and other acquisition related activities were capitalized as part of the land acquisition. The Purchase was subject to the BLM’s approval of the assignment of the BLM lease from the subsidiary of GeoLectric, LLC to us. On December 13, 2007, the BLM approved the assignment of the BLM lease to us, which fulfilled the condition required to complete the Purchase pursuant to the terms of the agreement. Under the assigned BLM lease, we obtained rights to begin development of one or more geothermal power plants on the property located on approximately 2,500 acres in Hidalgo County, New Mexico. We also obtained the exclusive rights to the geothermal energy resource contained on the property. The initial lease term of the assigned BLM lease began in January 1979 and has been extended based upon certain conditions in the lease until January 2024. Annual delay rental payments of $5,000 are required on each anniversary date until geothermal power production has begun. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant. We have capitalized certain legal fees directly associated with completing the Purchase and obtaining the BLM lease. We also capitalized the obligations we assumed to plug certain abandoned wells located on the property.

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

The New Mexico resource is one of the most well-studied moderate-temperature geothermal resources in the country. The New Mexico resource is located in a topographic low, bounded on the west by the Peloncillo Mountains and on the east by the Pyramid Mountains. Relatively young basaltic volcanism is widespread in the area. Rocks exposed in the bordering mountain ranges include granodiorite, Paleozoic and Mesozoic sedimentary rocks, Tertiary/Cretaceous volcanic rocks, Tertiary intrusive rocks, and Tertiary conglomerate. The prominent features of the valley are the north east trending Animus Valley and western faults, which displace the Tertiary volcanic tuft in fractured basement rocks creating an ideal location for geothermal activity. The New Mexico property can be accessed by road suitable for unrestricted ground transportation and is approximately 14 miles from the nearest transmission lines. Based on the leases described above, we believe we have secured the necessary surface rights and rights of way to construct the power plant. We believe that we can obtain the necessary rights of way to construct an interconnection line to connect the planned power plant to the existing nearby transmission lines. The source of water to be used at the property is an underground well located at the site. There is a greenhouse operation and a fish farm nearby that utilize the geothermal resource for direct-use heating. During the summer of 2008, two PureCycle power generating units were installed at the local greenhouse operation.

Prior to our purchase of the Lightning Dock leases, multiple wells had been drilled on the leased property exhibiting temperatures in the range of 250 to 308 degrees Fahrenheit. Previous studies indicate that an operational production well on the leased property has the potential to generate approximately 7 MW of electricity. Based upon the available studies and on the evaluation completed by external geologic consultants, in September of 2007, we concluded with a high degree of confidence that a commercially viable geothermal resource exists beneath the Lightning Dock project surface. Our high degree of confidence was based specifically upon two reports—the first from GeothermEx, Inc. entitled Lightning Dock Resource Assessment issued in June of 2005, and the second in conjunction with the Sandia National Laboratories entitled Final Technical Report Geothermal Resource Evaluation and Definitions Program—Phases I, II and III for the Animas Valley, New Mexico Geothermal Resource issued in August of 2005. These reports based their conclusions on a number of geophysical and geologic studies which had been undertaken in the area over a number of years, including geochemical surveys, flow test data from a deep geothermal well, test data from other wells in the area, seismic surveys and gravity surveys. These reports concluded that the Lightning Dock resource had a likely potential to support at least one of our power plants. We have submitted permits for drilling and storm water discharge and are in the process of finalizing other environmental permits to be able to begin drilling at the site. However, to date, we have not drilled production or reinjection wells on this site. We are awaiting final approval to proceed with permitting from the local government officials, pending a ruling relating to a protest filed by a nearby land owner.

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

We currently anticipate that the total costs of the completed Lightning Dock geothermal power plant will range from $50.0 to $60.0 million, including the costs of well field development and transmission line construction. Continued development of the Lightning Dock plant, other than the permitting and engineering work currently being performed, will be dependent on additional financing.

•

Thermo No. 2 and No. 3 Plants (Utah): Based on a preliminary site identification review used to either identify parcels of land for which we want to pursue leases or to identify parcels within an already leased area that are of high interest (a “Preliminary Site Review”), the written Resource Evaluation report on the Thermo resource, and the report prepared by our consulting reservoir engineers, in March of 2008 we concluded with a high degree of confidence that the Thermo area contained a commercially viable geothermal resource which could support additional power plants. Our high degree of confidence was based specifically upon geophysical, geochemistry and other studies and data collected, summarized and prepared for us by EGI. As discussed above in the section entitled “Thermo No. 1 Plant (Utah),” the formal written Resource Evaluation was delivered to us by EGI in March of 2008. The Resource Evaluation contained the same information upon which we had made our decision to drill the first well for Thermo No. 1, and also contained new information derived from the drilling and preliminary testing of our first Thermo No. 1 well. When it became clear that the geothermal resource located on our leased lands in the Thermo area could support more than just the Thermo No. 1 project, we began preliminary planning for the Thermo No. 2 and Thermo No. 3 projects including preparing permit applications, securing water rights, filing for transmission interconnection, securing rights of way for the expected new transmission line, and beginning environmental work. These permits include, among others, air quality permits, hazardous materials permits, and storm water discharge permits. While construction of the Thermo No. 1 geothermal power plant has been ongoing, we have begun obtaining the necessary permits for the Thermo No. 2 project and the Thermo No. 3 project. As noted above, we believe that we may be able to transfer one or more production wells away from the Thermo No. 1 project and to the Thermo No. 2 project. The Thermo No. 2 geothermal power plant is expected to be located on an approximately 480 acre portion of the 11,000 acre private lease and the Thermo No. 3 geothermal power plant is expected to be located on an approximately 480 acre parcel of the State’s land each of which are described above in the “Thermo No. 1 Plant (Utah)” description. The Thermo No. 2 and Thermo No. 3 projects can be accessed utilizing public roads suitable for unrestricted ground transportation. As of March 31, 2009, we have not entered into power purchase agreements for the sale of the power to be generated from the Thermo No. 2 and Thermo No. 3 geothermal power plants.

For additional information regarding a description of the Thermo area, the terms and conditions associated with the applicable geothermal lease agreements, and a discussion of the studies performed to obtain a high degree of confidence that a commercially viable geothermal resource exists in the Thermo area, please see the description of the “Thermo No. 1 Plant (Utah)” above. The Thermo No. 2 and 3 project sites are accessible utilizing public roads suitable for unrestricted ground transportation. The Thermo No. 1 project was able to interconnect to the Rocky Mountain Power system via an approximately 6 mile long transmission line that we built. We anticipate that some additional lines will need to be built for Thermo No. 2 and 3 and that these projects will be interconnected to the Rocky Mountain Power system or another nearby transmission system. Continued development of the Thermo No. 2 and Thermo No. 3 plants, other than the permitting and engineering work currently being performed, will be dependent on additional financing.

•

Klamath Falls Plant (Oregon): We have obtained the necessary zoning permit and drilling permit to drill the first well at our Klamath Falls project. We are in the process of obtaining the necessary water change permit for reinjecting water into the ground, along with permits for construction, air quality and other permits necessary to begin construction of our geothermal power plant. We have performed some preparations at the site, but have not begun drilling activities. Continued development of the Klamath Falls plant, other than the permitting work currently being performed, will be dependent on additional financing.

With the assistance of external consultants, we identified a site near Klamath Falls, Oregon for evaluation. We undertook a Preliminary Site Review, and based upon data obtained from an independent geochemistry study and operating relatively shallow wells that currently have temperatures of approximately 195 degrees Fahrenheit and are used to supply a greenhouse operation in the area, we determined to proceed with the Klamath Falls project. These wells have been in commercial use for greenhouse operations for approximately twenty-five years. In January 2008, we paid $10,000 as a lease bonus and entered into a geothermal lease with private land owners for 984 acres approximately 13 miles south of Klamath Falls, Oregon. The leased property is a farm that contains a residential house, barns, hay storage sheds, greenhouses and a bio diesel plant. Under the lease agreement, we obtained the right to begin development and construction of geothermal power plants. The initial lease term is 10 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Annual delay rental payments of $1,000 are due on each anniversary date until production begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the landowner based on a percentage of electrical sales from the plant.

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

•

Truckee Plant (Nevada): We have obtained the drilling, construction, air quality, water reinjection, water quality and other permits that are necessary to begin drilling at the Truckee site. We are in the process of obtaining the environmental assessment from the BLM that will enable us to construct the Truckee plant. We drilled the first well at this site in the fourth quarter of 2007. However, the results of the first well have been inconclusive. We will have additional independent geologic studies performed before we proceed with any additional drilling. With other projects showing greater geothermal resources, we expect to seek funding to continue the development of our other projects ahead of the Truckee project. Further development on the Truckee resource will be dependent upon more positive geological studies and the availability of financing for the resource.

With the assistance of external consultants, we identified a site in Nye County, Nevada known as the Big Smoky Valley for evaluation. We and external geologic consultants prepared a Preliminary Site Review of the entire valley by gathering historic geophysical data that was available for the Big Smoky Valley area. For example, regional-scale gravity data, audio-magnetotelluric, magnetotelluric soundings, and telluric profiles were completed as part of a U.S. Geological Survey exploration program in 1976. Additional gravity profiles and limited electrical resistivity and shallow temperature measurements were completed by the Nevada Bureau of Mines under a Department of Energy program. The most recent geophysical surveys completed include a ground magnetic survey. As part of the Preliminary Site Review we also analyzed land positions and transmission access.

Based on the results of the Preliminary Site Review we identified three areas to pursue within the valley: the Truckee project area, the Devil’s Canyon project area, and the Trail Canyon project area. The Truckee project is located near the mid-point of the Big Smoky Valley on generally flat to gently sloping land. We identified certain private and federal lands in the area to pursue. In December 2006, we paid $25,000 in cash, as a lease bonus, to cover the first year rental obligation, and issue to the owner 25,000 restricted shares of our common stock that had a fair value of $115,250 on the grant date to obtain the right to begin development and construction of geothermal power plants on three ranches in central Nevada consisting of approximately 11,600 acres. In August 2007, we also granted to the private property owner 35,000 options at a strike price of $15.10 representing the closing market price on the date of the grant as consideration to cancel previously awarded contingently vesting stock. The fair value of the 35,000 options was recorded as “Power project leases and prepaid delay rentals” in the consolidated balance sheets totaling $424,000. Annual delay rental payments total $34,800 on each anniversary date until production of electricity begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the landowner based on a percentage of electrical sales from the plant. The terms of the lease agreement are for 50 years subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Under the same lease agreement, we also obtained a grant of geothermal and surface rights, if any, held by a property owner with respect to three million additional acres of land currently used for ranching in central Nevada. During the fourth quarter of 2008, we began the necessary due diligence to determine if the property owner has any geothermal rights with respect to these three million acres of land. We expect to complete our due diligence in the second quarter of 2009.

In June 2007, we paid $40,000 to the private land owner that held the geothermal rights and entered into a geothermal lease agreement for the same 11,600 acres described above. Under the terms of this lease agreement, there are no delay rental payments. Of the 11,600 acres of leased property, approximately 1,000 acres have been designated for the Truckee project. In September 2007, we participated in a BLM auction to obtain the geothermal development rights for certain parcels of land in the Truckee project site. We successfully won the bid for one parcel of land and entered into a 10-year lease agreement with the BLM covering a total of approximately 5,000 acres. Our payment obligation under this lease was $55,000, which was paid in the third quarter of 2007. Pursuant to the terms of the BLM leases, annual delay rental payments total $15,000. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant.

After we acquired the geothermal rights to the Truckee project, we contracted with external geologic consultants to perform a Resource Evaluation and assist with the determination of the drilling locations. Based upon a completed study and evaluation by external geologic consultants, in January 2007, we obtained a high degree of confidence that a commercially viable geothermal resource exists beneath the Truckee project surface. Our high degree of confidence was based specifically upon reports generated by an independent geological consulting firm, including The Geothermal Potential of the Monitor Valley, Big Smoky Valley and the Intervening Toquima Mountain Range, dated January 2007, and The Geothermal Potential of the Landing Strip Prospect Located in Big Smoky Valley, Nye County, Nevada, dated January 2007. These reports were based on, among other things, hot spring data, hydrothermal anomalies, well data from deep wells in the area, geologic structures, and geochemical surveys. The “Landing Strip Prospect” report specifically identified the resource as having the likely potential to support one or more of our power plants. As a result, we omitted drilling slim holes, and began drilling a production well in late 2007 to a depth of approximately 7,000 feet. Preliminary testing of the well indicated that temperatures were within commercial ranges but the flow data was inconclusive as to whether the well could be used to produce electricity. Since the results of the well were inconclusive, we determined to allow the well to stabilize and redirect efforts toward the Thermo No. 1 project and delay further testing of the Truckee well and drilling of the Truckee resource.

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

•

Devil’s Canyon Plant (Nevada): We have obtained drilling permits for up to eight production wells and three reinjection wells at our Devil’s Canyon project. We are in the process of obtaining the necessary environmental assessment permit from the BLM, water change permit for reinjecting water into the ground, construction, air quality, environmental and other permits necessary to begin construction of our geothermal power plant. We have not yet begun drilling activities. Continued development of the Devil’s Canyon plant, other than the permitting work currently being performed, will be dependent on additional financing.

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

•

Trail Canyon Plant (Nevada): We have not yet obtained any permits for the Trail Canyon project. We are in the process of obtaining the necessary environmental assessment permit from the BLM, and are moving forward with drilling permits, the water change permit for re-injecting water into the ground, construction, air quality and other permits necessary to begin construction of our geothermal power plant. Accordingly, we have not yet begun drilling activities. Continued development of the Trail Canyon plant, other than the permitting work currently being performed, will be dependent on additional financing.

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

In September 2007, we participated in a BLM auction to obtain the geothermal development rights for certain parcels of land in the Trail Canyon project site. We successfully won the bid for one parcel of land and entered into a 10-year lease agreement with the BLM covering a total of approximately 1,900 acres. Our payment obligation under this lease was $126,800, which was paid in the third quarter of 2007. Pursuant to the terms of the BLM leases, annual delay rental payments total $5,700. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant.

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

The timing for construction and completion of each of the projects described above will depend on a number of factors, including the receipt of necessary permits, timely granting of interconnection and transmission access, and the ability to obtain adequate financing for both the well-field development phase and the plant construction phase of each project. Uncertainties associated with these factors could result in unexpected delays. In addition, the feasibility of certain of the projects described above is still subject to further geological testing and/or drilling to determine whether an adequate geothermal resource exists to support a geothermal power plant.

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

Our research and development costs for the quarters ended March 31, 2009 and 2008 totaled $657,728 and $969,183, respectively. Due to the current economic weakness in the automotive industry and impact on other manufacturers, we have reduced our resources committed to further research and develop new solutions based on our technologies. We believe future research and development expenditures are required in order to develop additional extended range technologies primarily relating to plug-in hybrid electric vehicles and electric and electric-hybrid propulsion systems, integrated starter alternators, or ISAs, AC electric motors, generators and power electronic AC drives. However, for the foreseeable future, particularly until economic conditions improve, we intend to focus our efforts on commercializing already licensed technologies and technologies developed by our manufacturing partners.

Sources of Revenue

To date, our primary source of revenue has been from research and development subcontracts, administered through contractors with certain government agencies. Pursuant to these subcontracts, we performed engineering design, development and testing activities in an effort to demonstrate that specific applications of our technology are viable.

We completed the major construction of the cooling towers and transmission lines and installed the PWPS power generating units at our Thermo No. 1 project in October 2008. The Thermo No. 1 power plant began generating and transmitting nominal quantities of “test” electricity in December 2008. We began delivering electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim in April 2009 pursuant to a power purchase agreement we previously entered into with Anaheim. We expect the plant to become operational at or near full capacity in early in the third quarter of 2009. Although our Thermo Subsidiary began generating revenues under the Thermo PPA during 2009, the expected revenues and cash flows received by Raser, the parent company of Thermo No. 1, will not have a material effect on our liquidity or our needs for additional financing. Our Transportation & Industrial segment is seeking to generate revenues by licensing our SymetronTM technologies to third parties. We also expect to begin to generate modest revenues in the future from contracts we have entered into for the development of extended range PHEV demonstration vehicles. We accepted an initial deposit of $200,000 for the production of these vehicles. We also expect to begin to realize modest revenues from the sale of enhanced motors and generators through our business cooperation agreement with HHI in 2009, although the exact amount and timing of these revenues will be dependent on HHI’s ability to implement these enhanced designs into its manufacturing and distribution system. We also have entered into a licensing agreement with Wilson Automotive to manufacture and sell enhanced alternators for high-output applications. Although progress is being made by each of our business segments, significant revenues may not be generated as expected by either of our segments, if at all.

Significant Expenses

We have incurred significant losses since our inception. As of March 31, 2009, we had incurred an accumulated deficit and deficit accumulated after re-entry into the development stage of approximately $96.2 million on cumulative revenues since inception of approximately $1.0 million. Our net losses applicable to common stockholders for the quarters ended March 31, 2009 and 2008 totaled $6.7 million and $5.4 million, respectively.

During the three months ended March 31, 2009, our average monthly cash expenditure rate for operations slightly decreased to $1.3 million per month from approximately $1.6 million per month for the three months ended March 31, 2008. The lower spending rate primarily reflects decreased professional services associated with designing the financing and tax structures for the project debt and tax equity financing transactions totaling $0.3 million per month. This decrease was partially offset by increase payroll costs and related office expenses related to the construction of the Thermo No. 1 geothermal power plant. We expect that our average monthly cash expenditure rate will begin to increase again as we implement our plans to develop additional geothermal power plants.

For the three months ended March 31, 2009, our operating expenses consisted primarily of cost of sales, general and administrative expenses, power project development expenses and research and development expenses. Cost of sales for each of the periods presented includes the direct labor, materials and overhead expenses required to perform work on research and development subcontracts. These subcontracts are now completed, and we intend to further develop certain applications our Transportation & Industrial segment is seeking to commercialize.

General and administrative expenses for all periods presented include expenses related to our marketing, sales, accounting, legal, investor relations, human resources and other administrative functions. General and administrative expenses also include non-cash equity-based compensation paid to employees, consultants and service providers. We have made significant use of non-cash equity-based compensation to conserve cash and provide incentives to our employees and pay for certain services provided by our vendors and consultants. We expect to continue to use equity-based compensation to provide incentives to our employees and certain service providers.

Power project development expenses for the quarters ended March 31, 2009 and 2008 primarily include professional services for mapping, environmental and geological studies and other prospecting costs related to the exploration for geothermal resources. Power project development expenses also include certain legal costs to design the project debt and tax equity financing structure and other operating agreements as well as certain consulting costs relating to project oversight. We expect that our power project development expenses will increase in future periods as we pursue the development of additional power projects and continue to explore for geothermal resources.

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

Results of Operations

	Three months ended March 31,
	2009	2008
Revenue	$—	$130,543

Operating expense
Cost of sales	—	74,112
General and administrative	2,505,422	2,780,238
Power project development	2,113,340	1,787,054
Unsuccessful and impaired wells	—	—
Research and development	657,728	969,183

Total operating expenses	5,276,490	5,610,587

Operating loss	(5,276,490)	(5,480,044)
Interest income	62,379	59,734
Interest expense	(1,415,618)	(65,512)
Loss on derivative	(942,839)	—
Other	(131,412)	75,357

Loss before income taxes	(7,703,980)	(5,410,465)
Income tax benefit (expense)	—	—

Net loss	(7,703,980)	(5,410,465)
Non-controlling interest in the Thermo No. 1 subsidiary	1,030,571	—

Net loss applicable to common stockholders	$(6,673,409)	$(5,410,465)

Loss per common share-basic and diluted	$(0.10)	$(0.10)

Weighted average common shares-basic and diluted	64,349,000	56,023,000

Comparison of Three Months Ended March 31, 2009 and 2008

Revenue

During the three months ended March 31, 2009, we recognized no revenue as compared to recognizing revenue totaling $0.1 million during the same period in 2008. During the first quarter of 2008, we completed the ARINC subcontract, which began in October 2006. We accounted for this subcontract on a percentage of completion basis.

Operating Expenses

Cost of sales. We reported cost of sales for the three months ended March 31, 2009 and 2008 totaling zero and $0.1 million, respectively. The decrease in cost of sales for 2009 compared to the prior year is primarily related to completing the ARINC subcontract in 2008.

General and Administrative. General and administrative expenses decreased to approximately $2.5 million for the three months ended March 31, 2009 from approximately $2.8 million for the three months ended March 31, 2008. This decrease is primarily due to a reduction of professional services totaling $0.5 million associated with designing the tax equity and financing structures contemplated by our commitment letter we obtained from Merrill Lynch in the prior year. This decrease is partially offset by an increase in equity-based non-cash employee and service provider compensation expense, which increased to $0.6 million in the first quarter of 2009 compared to $0.5 million in same the period of 2008. Equity-based non-cash compensation expense was higher during the first quarter of 2009 due to the vesting of a larger number of executive option grants. Office expenses increased $0.1 million for the three months ended March 31, 2009 primarily related to expanding our corporate office space beginning in 2009. Other employment related costs remained relatively flat during the first quarter of 2009 compared to the first quarter of 2008, reflecting constant average salaries and employment levels.

Power Project Developments. Power project development expenses during the three months ended March 31, 2009 totaled $2.1 million as compared to $1.8 million for the three months ended March 31, 2008. This increase is primarily due to employment related costs resulting from increased employment levels to execute our business plan totaling $0.4 million. Equity-based non-cash employee and contractor compensation for the three months ended March 31, 2009 increased $0.2 million over the first quarter of 2008 as a result of stock option grants to new employees and stock grants to a consultant on our Lightning Dock project. During the three months ended March 31, 2009, professional services relating to geological engineering consulting associated with the construction of the Thermo No. 1 geothermal power plant decreased $0.6 million from the first quarter of 2008 primarily resulting from completing certain phases of the construction during the prior year. In addition, we have incurred certain testing costs that were charged directly to expense during the first quarter of 2009 relating to a well that we had impaired at our Thermo No. 1 project in the fourth quarter of 2008 totaling $0.1 million.

Research and Development. Research and Development expense decreased from $1.0 million in the three months ended March 31, 2008 to $0.7 million for the three months ended March 31, 2009. Equity based non-cash employee compensation increased by approximately $0.1 million during the three months ended March 31, 2009 as compared to the same period in 2008. This increase is primarily due to issuing stock grants to employees as part of their severance agreements resulting from our decision to reduce the cash requirements at our design center. Although we reduced our employment levels at the design center, cash based employee compensation remained relatively flat for each of the three months ended March 31, 2009 and 2008 primarily due to making the reductions near the end of the quarter. The portion of engineering expenses that could be attributed to cost of sales decreased during the three months ended March 31, 2009 over the comparable 2008 period by approximately $0.1 million primarily due to the decreased materials consumed in testing.

Interest and Other Income.

Interest income for the three months ended March 31, 2009 remained relatively flat at $0.1 million compared to the same period in 2008 reflecting relatively constant average monthly cash balances. Interest expense during the three months ended March 31, 2009 increased $1.4 million over the three months ended March 3, 2008 primarily due to interest expense associated with the convertible debt and Merrill Lynch financing arrangements entered into during 2008.

Non-controlling Interest.

Non-controlling interest for the three months ended March 31, 2009 includes an adjustment resulting from a correction of an error from a prior period that resulted from modifying our hypothetical liquidation at book value computation to include a basis difference that arises under the recast-financial-statements approach. Such modification resulted in a decrease in non-controlling interest during the first quarter totaling $2.1 million. Non-controlling interest also decreased due to certain operating expenditures that we paid on the Thermo Subsidiary’s behalf totaling $0.2 million. Non-controlling interest increased during the first quarter of 2009 due to accruing liquidation preferences in accordance with the Thermo Financing Agreements totaling $1.0 million. There was no non-controlling interest during the three months ended March 31, 2008. In previous filings, non-controlling interest was referred to as minority interest.

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

Liquidity and Capital Resources

Cash and Cash Equivalents	March 31, 2009	December 31, 2008
Cash	$148,345	$59,492
Certificate of Deposit (unrestricted portion)	—	—
Money Market Account	10,722	1,475,328

Total	$159,067	$1,534,820

Liquidity and Certain Commitments

At March 31, 2009, we had approximately $0.2 million in cash and cash equivalents. Our operating activities used approximately $8.1 million and $2.8 million of cash during the quarters ended March 31, 2009 and 2008, respectively. At March 31, 2009, we had approximately $56.5 million in accounts payable and accrued expenses. Approximately $26.4 million of this amount was owed to PWPS for power generating units received for projects other than the Thermo No. 1 project. Under the terms of our agreement with PWPS, these amounts were not due and payable until we had received project financing for these projects and until specific tests have been successfully completed. Approximately $4.3 million was owed to PWPS for the remaining balance on power generating units at our Thermo No. 1 project. These amounts were to be paid from the $11.0 million in restricted cash upon successful completion of certain tests to be performed on the units. The remaining balance of the accounts payable and accrued expenses is for amounts owed for well field development, other equipment and construction costs for the Thermo No. 1 project and for general and administrative costs.

As a development stage company, our ability to secure liquidity in the form of additional financing or otherwise is crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by customer sales, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include the obligation to repay amounts borrowed under our Line of Credit, which are due in November 2009, and additional liquidated damages payable to Fletcher International, Ltd. if the staff of the SEC does not complete its review of our periodic reports and the registration statement that we have filed for Fletcher’s benefit is not declared effective before the end of May of 2009. During 2008 and the first part of 2009, economic conditions have weakened significantly and global financial markets have experienced a significant liquidity crisis. The current economic environment makes it challenging for us to access the liquidity that we need, on terms acceptable to us, to successfully pursue such development plans and operations. Although we have access to the Deposit Refund (described above under “—Overview—Recent Developments”) and the Line of Credit established in January 2009 (described further below under “—Recent Financing Activities”), there are certain conditions to our ability to access these funds. For example, the lenders party to the Line of Credit have no obligation to make advances to us. Further, the Line of Credit was established primarily for general corporate purposes and the maximum amount available under the Line of Credit is not sufficient to satisfy a meaningful portion of our financing needs for the foreseeable future. Funds from the Deposit Refund may only be used for expenses associated with the Thermo No. 1 plant and are only available if certain other conditions are met. The cost of raising capital in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we would be unable to satisfy our existing obligations, or to execute our plans. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place, or pursue other actions that could adversely affect future operations.

Our independent registered public accounting firm’s report on our financial statements as of December 31, 2008 expressed doubt about our ability to continue as a going concern. The report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to our incurring significant losses, the use of significant cash in operations, and the lack of sufficient capital, as of the date the report was issued, to support our business plan through the end of 2009.

We are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts. Until we are in a position to generate significant revenues, we will need to continue to secure additional funds to continue operating as a going concern. Despite difficult economic conditions, we intend to continue to seek financing arrangements to fund our development activities, which may include the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through government funding from grants, loan guarantees and private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into pre-paid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. Nevertheless, we have made or are in the process of making applications for funding under several stimulus programs established by the Recovery Act and other pre-existing programs. For example, we:

•	Have applied for a loan guarantee under a DOE program for energy project utilizing innovative technologies;

•	Are preparing an application for another DOE loan guarantee program under the Recovery Act;

•	Will submit an application for the DOE’s Advanced Technology Vehicle Manufacturing Loan Program in the second quarter of 2009;

•	Are preparing an application for plug-in hybrid vehicle grants under the Recovery Act; and

•	Will apply for certain geothermal-specific programs created by the Recovery Act when the regulations related to said programs are released by the DOE.

In addition to funding for general corporate purposes, well field development and certain other general development expenses, we will need to finance each of the geothermal power projects we intend to develop. As more fully described below under “—Our Commitment Letter with Merrill Lynch,” we have entered into a Commitment Letter (the “Commitment Letter”) with Merrill Lynch. The Commitment Letter sets forth certain general terms relating to the structure and financing of up to 155 MW of geothermal power plants we intend to develop. As more fully described below, we have obtained financing for the Thermo No. 1 project pursuant to the Commitment Letter, and we are seeking to fund additional projects in accordance with the Commitment Letter. The timing of the funding for additional projects will depend on the progress of our development at the potential sites, and our ability to satisfy any applicable conditions under the terms of the Commitment Letter and the related financing commitments.

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

In order to seek funding for our projects in accordance with our Commitment Letter with Merrill Lynch, we must first develop a well field and demonstrate that the well field is sufficient to support the planned power plant. Costs to develop a well field for our power plants can be significant. We anticipate that we will fund well field development activities from general corporate funds if available or other potential arrangements outside the Merrill Lynch Commitment Letter. We will need to obtain the necessary financing for well field development and develop adequate well fields to support one or more of our current projects before we will be in a position to seek financing under the Commitment Letter for the development of the applicable power plant. Due to uncertainties associated with the current economic environment, we cannot be certain that financing will be available to us on reasonable terms or at all. As a result, the timing for continued development at each of our projects other than the Thermo No. 1 Plant is uncertain.

As part of our geothermal power project development efforts, we have made a variety of financial commitments. These commitments allow us to order and purchase generating units, transformers, pumps, cooling towers, transmission lines, power substations, fire safety equipment and other major electronic components for use in our geothermal power plants. We also have obligations to pay delay rentals and other expenses associated with the geothermal resources on properties in which we have acquired an interest. As of March 31, 2009, we were obligated to pay the vendors and the lessors of our geothermal leases approximately $66.2 million in 2009; $5.0 million in 2010; $5.2 million in 2011; $5.3 million in 2012; and $5.4 million in 2013.

Our obligations to PWPS relate primarily to purchase agreements for the purchase of power generating units. In 2007 and 2008 we entered into a number of agreements with UTCP for the purchase of power generating units to be used in connection with the construction of our geothermal power plant at the Thermo No. 1 project and for future projects. These agreements were subsequently assigned to PWPS. In April 2009, we entered into the PWPS Agreement pursuant to which we and PWPS agreed to terminate certain agreements with UTCP. Under the PWPS Agreement, we agreed to transfer title to PWPS of 113 power generating units subject to the PWPS Agreement, free and clear of all liens and encumbrances, which were previously delivered to us at our Thermo No. 1 project site and the Lightning Dock project site and which were being held for us at PWPS manufacturing facilities. We and PWPS also agreed that, until the earlier of April 9, 2012 and the date on which we have installed 200 power generating units (in addition to the power generating units installed at our Thermo No. 1 project site), PWPS will be the exclusive provider of heat-to-electricity equipment used for any merchant power plant project developed by us or any of our affiliates so long as PWPS can meet the needs of the particular project. For additional information about the PWPS Agreement, please see the discussion under “—Overview—Recent Developments” above. Notwithstanding the PWPS Agreement, our agreements with PWPS relating to the purchase of the 50 power generating units for the Thermo No. 1 plant and the associated services agreement remain in full force and effect.

As of March 31, 2009, we had received 113 power generating units that we agreed to transfer the title to PWPS. At March 31, 2009, the cost of these power generating units that were included in “Power project construction-in-progress” totaled $14.6 million and the cost of these power generating units that were included in “Power project equipment, net” totaled $19.7 million. Furthermore, at March 31, 2009, accrued liabilities relating to these power generating units totaled $26.4 million (net of applied deposits) and “Power project development deposits” (unapplied deposits) totaled $4.1 million. The effect of this title transfer to PWPS will reverse the cost of the power generating units included “Power project construction-in-progress” and “Power project equipment, net”, and the related accrued liabilities (net of the deposits applied) and “Power project development deposits” (unapplied deposits) during the second quarter of 2009. The restructuring fee of $1.5 million contemplated by the PWPS Agreement will also be expensed in the second quarter of 2009.

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

Most recently, on January 27, 2009, we entered into an Unsecured Line of Credit Agreement and Promissory Note (the “Line of Credit”), among Radion Energy, LLC (“Radion”), Ocean Fund, LLC (“Ocean Fund”), Primary Colors, LLC (“Primary Colors”) and R. Thomas Bailey, an individual (collectively, the “LOC Lenders”). Pursuant to the Line of Credit, we may borrow up to $15.0 million, subject to the final approval of each advance by the LOC Lenders. Radion is controlled by the Chairman of our Board of Directors, Kraig Higginson. The commitment amounts under the Line of Credit from each of the LOC Lenders are as follows: $7.2 million from Radion; $5.3 million from Ocean Fund; $2.0 million from Primary Colors; and $500,000 from Mr. Bailey. We obtained the Line of Credit in order to provide working capital for general corporate purposes. We expect that borrowings under the Line of Credit will be repaid primarily with proceeds from other financing arrangements we intend to secure in connection with the development of our geothermal power projects. Under the Line of Credit, advances are subject to the final approval of the LOC Lenders, and amounts borrowed under the Line of Credit accrue interest at the rate of 10% per annum. Unless the LOC Lenders agree to a later date, the Line of Credit will mature and amounts borrowed must be repaid by November 15, 2009 or earlier if certain financing arrangements for the development of our geothermal power projects are completed and placed in service. Under the Line of Credit, each LOC Lender receives warrants (the “LOC Warrants”) to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each LOC Warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The LOC Warrants have an exercise price of $6.00 per share. As of March 31, 2009, we had borrowed $8.5 million of the Line of Credit and LOC Lenders had received LOC Warrants to purchase approximately 1,140,872 shares of our common stock. As of May 8, 2009, our total borrowings under the Line of Credit were $11.0 million, and LOC Lenders have received LOC Warrants to purchase approximately 1,453,045 shares of our common stock.

In addition, we had previously paid to UTCP non-refundable deposits totaling $8,855,250 under agreements for the purchase of power generating units. As part of the PWPS Agreement, although $1,500,000 of these deposits were retained by PWPS as a restructuring charge, PWPS agreed to refund the remaining $7,355,250 of deposits (the “Deposit Refund”), subject to the satisfaction of certain conditions. The purpose of the Deposit Refund is to help facilitate payment for certain work necessary for the completion of the Thermo No. 1 geothermal power plant, including the payment of certain existing accounts payable. Accordingly, PWPS is only required to distribute portions of the Deposit Refund if we (1) provide reasonable documentation to PWPS evidencing the work performed at the Thermo No. 1 project site by a third party vendor; (2) provide reasonable documentation to PWPS evidencing the payment of such third party vendor; and (3) represent that the amount of the Deposit Refund to be paid is related solely to the Thermo No. 1 project site and is necessary to keep the project moving forward. The Deposit Refund may be released to Raser in installments at times and in the amounts determined at the sole reasonable discretion of PWPS. Any difference between the Deposit Refund and the amounts paid to third party vendors will be held by PWPS until the Thermo No. 1 geothermal power plant achieves successful performance testing and PWPS is paid in full for the unbilled portion of amounts owed under certain agreements. While the Thermo No. 1 geothermal power plant is currently operational, it is not currently operating at full capacity. We expect to incur additional construction and drilling during 2009 to facilitate the ability of the Thermo No. 1 geothermal power plant to operate at or near full capacity. The PWPS Agreement will facilitate the payment of a portion of these costs, including existing accounts payable for work that has already been performed.

Debt Obligations

Our primary debt obligations, in addition to the Line of Credit described above, are summarized below.

On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into the Thermo Financing Agreements, including a non-recourse senior secured note, that provide debt financing and tax equity capital for the Thermo No. 1 project. According to the Thermo Financing Agreements, the project financing arrangements for the Thermo No. 1 project included approximately $31.2 million of permanent non-recourse debt financing for the Thermo No. 1 project with a fixed annual interest rate of 7.00% over 18 years. Our Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. Pursuant to the Thermo Financing Agreements, the debt financing for the Thermo No. 1 project is held by our Thermo Subsidiary, which is responsible for debt service, all maintenance and operations expenses, and the payment of various fees and distributions to us and Merrill Lynch. Accordingly, if our Thermo Subsidiary defaulted on the loan, there would be no recourse to us to pay the unpaid balance. As of March 31, 2009, we had made total principal payments of $573,004 and total interest payments of $1,084,518 on the 7.00% senior secured note.

On March 26, 2008, we sold $50.0 million aggregate principal amount of our 8.00% Convertible Notes due 2013 (the “Convertible Notes”) pursuant to the terms of purchase agreement, dated March 19, 2008 (the “Purchase Agreement”), between Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser” or “Merrill Lynch”), and us. We granted the Initial Purchaser of the Convertible Notes a 30-day overallotment option to purchase up to an additional $5.0 million aggregate principal amount of the Convertible Notes. On April 1, 2008, we sold an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of the Initial Purchaser’s overallotment option. The Convertible Notes were offered through the Initial Purchaser only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Convertible Notes, after deducting financing fees of $2.2 million, totaled $52.8 million. The $2.2 million of financing fees was capitalized as a deferred financing fee and is being amortized as additional interest expense over the five-year term of the Convertible Notes. On April 1, 2009, we paid the second semi-annual interest payment totaling $2.2 million to the current holders of the Convertible Notes. The Convertible Notes bear interest at a rate of 8.00% per annum, which is payable semi-annually. The Convertible Notes are convertible, at the holder’s option, at an initial conversion rate of 108.3658 shares of common stock per $1,000 principal amount of Convertible Notes, which represents a 20% conversion premium based on the last reported sale price of $7.69 per share of our common stock on March 19, 2008. Conversion of all Convertible Notes will result in the issuance of up to a maximum of 5,960,121 shares of our common stock. As of March 31, 2009, none of the Convertible Notes had been converted. The Convertible Notes are unsecured and rank on parity with all of our other existing and future unsecured indebtedness. In connection with the issuance of the Convertible Notes, we entered into a Pledge and Escrow Agreement with the Initial Purchaser that required us to use approximately $7.9 million of the proceeds from the issuance of the Convertible Notes to purchase low-risk government securities that were pledged to secure the first four interest payments on the Convertible Notes.

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

•

Under the Thermo Financing Agreements, tax equity capital for the tax benefits associated with the Thermo No. 1 project was provided to Thermo by the Class A Member, of which Merrill Lynch funded approximately $3.7 million, at the initial funding. The balance of the tax equity capital, totaling approximately $20.8 million, was funded in October 2008. Merrill Lynch has the right to syndicate tax equity capital commitment under the Commitment Letter.

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

•

Annual operating and maintenance costs for the Thermo No. 1 project are expected to be approximately $2.5 million and are expected to be paid by Thermo from its operating revenues. These costs include a manufacturer’s guarantee and maintenance agreement provided by PWPS.

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

•	Our equity contribution to Thermo of approximately $29.0 million was comprised primarily of the well field.

In connection with the Thermo Financing Agreements and the Thermo No. 1 project financing, we and our affiliates have entered into certain other ancillary agreements, including a Pledge Agreement with Deutsche Bank to secure the payment and performance of the Thermo No. 1 project under the Credit Agreement. The Pledge Agreement grants Deutsche Bank a continuing security interest in and lien on certain membership interests or other interests in the Thermo No. 1 project. We have also entered into a Guaranty Agreement in favor of the Thermo No. 1 project and the Class A Member, pursuant to which we guarantee certain obligations of certain parties to the Thermo Financing Agreements.

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

As additional consideration, we granted Merrill Lynch warrants to purchase our common stock. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. The exercise price of the warrants is subject to adjustment upon any dilutive issuance by us. In accordance with the anti-dilution protection included in the warrants, the issuance of the Convertible Notes during the first quarter of 2008, the issuance of common stock during the third quarter of 2008 and the issuance of common stock in connection with our private equity placement during the fourth quarter of 2008 resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $13.13 to $16.73. On August 31, 2008, warrants to purchase 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project.

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

Consolidated Statements of Cash Flows

Operating Activities. Cash consumed by operating activities for the three months ended March 31, 2009 consisted primarily of a net loss of approximately $8.1 million, adjusted for approximately $1.2 million of stock-based compensation and stock issued for services and deferred financing amortization relating to raising capital through debt issuances totaling $1.0 million. Accounts payable and accrued liabilities decreased $8.0 million to $56.5 million at March 31, 2009. This decrease is primarily due to using our restricted cash to pay outstanding accounts payable relating to well field development and the purchase of power systems equipment. Other assets decreased by approximately $0.4 million due to the refund of a deposit relating to completion of the Thermo No. 1 transmission lines. We also adjusted our net loss for the non-controlling interest in our Thermo No. 1 subsidiary totaling $1.0 million and recognized loss on derivatives totaling $0.9 million due to increases in the fair value of our warrants that have been classified as liabilities due to containing price reset features.

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

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. However, as of March 31, 2009, cash in our money market account was invested with AIM Funds earning 0.42 percent interest and totaled $10,000. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 1.05 percent per annum and totaled $0.1 million at March 31, 2009.

Investing activities consumed approximately $1.6 million in the three months ended March 31, 2009, reflecting payments of $3.2 million for the purchase of electric turbines installed at our Thermo No. 1 geothermal power plant. We have also purchased two new power project leases totaling $0.1 million in Oregon and Utah. During the first quarter of 2009, we also paid $7.0 million for construction costs relating to the Thermo No. 1 geothermal power plant and $5.4 million relating to drilling the Thermo No. 1 well field. As a result, these construction and well field expenses were primarily paid through our Thermo No. 1 restricted cash account totaling $9.9 million. During the first quarter of 2009, we received a refund of deposits that were previously held with a sub-contractor for the construction of the Thermo No. 1 transmission lines totaling $0.9 million.

Investing activities consumed approximately $10.0 million in the three months ended March 31, 2008, reflecting payments of $3.7 million for the purchase of electric turbines for use in the geothermal power plants we intend to develop. We have also made deposits to manufacture prototypes of our Transportation & Industrial segment designs totaling $0.3 million. During the first quarter of 2008, we also purchased $1.5 million of equipment for geothermal well field development projects in Nevada and Utah. We also paid $0.4 million in connection with the acquisition of leases and the exercise of certain options relating to interests in unproved geothermal properties in Oregon and Utah. In connection with the issuance of the Convertible Notes, we invested a portion of the proceeds totaling $7.9 million into four discounted U.S. Treasury Strips that mature separately on each of the first four semi-annual interest payment dates of the Convertible Notes. The U.S. Treasury Strips were placed into an escrow account to secure the first four interest payments on the Convertible Notes. These expenditures were partially offset by cash provided by investing activities, including the net change in the notes receivable totaling $0.4 million.

Financing Activities. Financing activities provided approximately $8.3 million and $28.2 million of cash in the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, we obtained the Line of Credit to provide working capital for general corporate purposes. As of March 31, 2009, we had borrowed a total of $8.5 million under the Line of Credit. During the three months ended March 31, 2009, we also made principal payments against the 7.00% senior secured note (non-recourse) totaling $0.2 million.

We completed the issuance of the Convertible Notes on March 26, 2008. From the proceeds, we incurred a financing charge of $2.0 million, which was paid to Merrill Lynch. We also entered into a call spread option transaction and a forward stock purchase transaction totaling $5.9 million and $15.0 million, respectively. We used the remaining net proceeds from the offering for general corporate purposes and well field and other development activities for the geothermal power plants. In connection with the purchase of our BLM lease in New Mexico, we entered into a promissory note payable and received cash for $0.9 million in February 2008. During the first quarter of 2008, we also received approximately $0.5 million from the exercise of other outstanding stock options and warrants.

As of March 31, 2009, we had stockholders’ deficit of approximately $(19.2) million and approximately $0.2 million in cash and cash equivalents. Our cash balance, together with cash anticipated to be provided by our operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the next twelve months ending March 31, 2010. To strengthen our financial position, we intend to seek additional funding to be used for general corporate purposes, as well as geothermal development activities, including advancing well field development activities and project permitting. We intend to seek funding for our capital needs through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through government grants, loan guarantees and private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into prepaid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We expect that we will be able to secure sufficient financing to satisfy our anticipated cash requirements for normal operations and capital expenditures through at least March 31, 2010, although current economic conditions will make it challenging for us to do so. We intend to seek separate financing commitments with respect to each geothermal power project we intend to develop in order to fund construction and other development costs. We cannot be certain that we can obtain financing on terms acceptable to us or at all. If we are not able to raise additional capital, we will not have sufficient cash to fund our operations. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

Dividends. No dividends have been paid relating to either common stock or preferred stock during the three months ending March 31, 2009. We do not expect to pay dividends on either common stock or preferred stock in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had the following off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC
Regulation S-K.

In connection with the Thermo Financing Agreements, we entered into an Amended and Restated Purchase Contract with UTCP relating to the purchase of generating units for the Thermo No. 1 project. The agreements relating to the purchase of the power generating units have since been assigned from UTCP to PWPS, as discussed above under “—Overview—Recent Developments.” Under the terms of the Amended and Restated Purchase Contract, PWPS is required to allow us to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 project. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, then we will keep the retained portion of the purchase price as a liquidated damages payment. If the Thermo No. 1 project is not successfully completed as a result of any other reason, we will reimburse PWPS for any liquidated damages paid by PWPS. To secure payment of our obligations to reimburse PWPS under the Amended and Restated Purchase Contract, we provided a security interest to PWPS in five patents relating to our Transportation & Industrial segment. We are unable to estimate the maximum potential obligation we may have for future reimbursement payments under the Amended and Restated Purchase Contract at this time. We believe that the likelihood that we will be obligated to reimburse PWPS for liquidated damages under the Amended and Restated Purchase Contract is “remote” and, accordingly, no liability was recorded for the quarter ended March 31, 2009.

Contractual Obligations and Commitments

We lease our corporate office located at 5152 North Edgewood Drive, Suite 200, Provo, Utah. Our corporate office lease expires on December 31, 2011. We also lease our Symetron™ testing facility in Utah County, Utah. Our testing facility lease expires on June 1, 2009. We are currently evaluating whether to extend this lease. The corporate offices and facilities are well maintained and in good condition.

During 2008, we entered into an agreement with a private land owner adjacent to our geothermal leased property in Hidalgo County, New Mexico. Under the agreement, we are permitted to store our power generating units, cooling tower equipment, pumps and other equipment that have been delivered to New Mexico for construction of our Lightning Dock geothermal power plant. All equipment is stored outside and the agreement continues on a month-to-month basis until all equipment is removed from the property.

Total rent expense for all of our office space, testing facilities and outdoor storage site leases for the three months ended March 31, 2009 and 2008, was approximately $158,742 and $ 91,793, respectively.

On April 21, 2008, our wholly-owned subsidiary entered into a Road Construction and Maintenance Agreement with Beaver County, Utah to post an improvement bond, or mutually agreed upon equivalent, in the amount of $100,000. We are currently in the process of securing the improvement bond.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases, our long-term debt and our executed purchase obligations as of March 31, 2009:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Lease Obligations	$1,176,612	$427,841	$748,771	$—	$—
Long Term Debt (principal and interest)	138,546,335	15,893,964	14,740,455	67,607,296	40,304,620
Purchase Obligations	89,728,177	66,223,289	10,114,537	10,710,878	2,679,473

Total	$229,451,124	$82,545,094	$25,603,763	$78,318,174	$42,984,093

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

Our obligations to PWPS relate primarily to purchase agreements for the purchase of power generating units. In 2007 and 2008 we entered into a number of agreements with UTPC for the purchase of power generating units to be used in connection with the construction of our geothermal power plant at the Thermo No. 1 project and for future projects. These agreements were subsequently assigned to PWPS. In April 2009, we entered into the PWPS Agreement pursuant to which we and PWPS agreed to terminate certain agreements that had been assigned to PWPS from UTCP. Under the PWPS Agreement, we agreed to transfer title to PWPS of 113 power generating units, free and clear of all liens and encumbrances, which were previously delivered to us at our Thermo No. 1 project site and the Lightning Dock project site and which were being held for us at PWPS manufacturing facilities. We and PWPS also agreed that, until the earlier of April 9, 2012 and the date on which we have installed 200 power generating units (in addition to the power generating units installed at our Thermo No. 1 project site), PWPS will be the exclusive provider of heat-to-electricity equipment used for any merchant power plant project developed by us or any of our affiliates so long as PWPS can meet the needs of the particular project. For additional information about the PWPS Agreement, please see the discussion under “—Overview—Recent Developments” above.

On August 31, 2008, we finalized the project financing arrangements which provided project financing and tax equity capital for the Thermo No. 1 project. Pursuant to the project financing arrangements, the Thermo Subsidiary received proceeds of approximately $29.8 million pursuant to the initial funding and the Thermo Subsidiary received approximately $20.8 million of additional proceeds on October 20, 2008. These proceeds have been restricted for use of which a portion will be used to complete the outstanding purchase obligation relating to the generating units installed at the Thermo No. 1 power plant totaling up to approximately $4.3 million.

The purchase obligations set forth in the table above include a series of purchase and service agreements whereby certain vendors have agreed to provide certain equipment and services to us. As of March 31, 2009, we were obligated to pay the vendors approximately $66.2 million in 2009; $5.0 million in 2010; $5.2 million in 2011; $5.3 million in 2012; and $5.4 million in 2013, as reflected in the table above. Since our geothermal lease agreements are not considered to be operating leases under the Statement of Financial Accounting Standard No. 13 (“FAS 13”), “Accounting for Leases,” the purchase obligations include delay rental payments that we have agreed to make in order to maintain our granted rights to the leased properties.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS
157-4), FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), and FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for an asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. These FSP’s shall be effective for interim and annual reporting periods ending after June 15, 2009. The impact of adopting these pronouncements during the quarter ended June 30, 2009, will be increased financial statement disclosure surrounding the fair value of our financial debt instruments that were previously disclosed annually.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides information regarding our exposure to the risks of changing interest rates.

As of March 31, 2009, we had approximately $0.2 million in cash and cash equivalents, including $11.0 million in restricted cash, that were invested primarily in low risk money market accounts and certificates of deposit until needed for operating and other activities. Current money market rates range from approximately 0.42% to 0.44%. The money market interest rates have declined from 1.33% over the last three months. A review of our money market accounts indicated that no impairment occurred during the three months ended March 31, 2009 and no write-down in fair value is considered necessary.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We continued to formalize documentation and perform testing of our financial processes during the period covered by this Quarterly Report on Form 10-Q. There was no change in our internal control over financial reporting that occurred during the first quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Raser is not subject to or involved in, nor is Raser aware of, any pending or threatened litigation which it believes could reasonably have a material negative effect on its business or financial position.

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

At March 31, 2009, we had approximately $0.2 million in cash and cash equivalents, which is not sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. Our operating activities used approximately $22.9 million of cash for the year ended December 31, 2008 and approximately $8.1 million of cash during the quarter ended March 31, 2009. We have incurred substantial losses since inception and we are not operating at cash breakeven. Obligations that may exert further pressure on our liquidity situation include the obligation to repay amounts borrowed under our Line of Credit, which are due in November 2009, and additional liquidated damages payable to Fletcher International, Ltd. if the staff of the SEC does not complete its review of our periodic reports and the registration statement that we have filed for Fletcher’s benefit is not declared effective before the end of May of 2009.

Our continuation as a going concern is dependent on efforts to secure additional funding, increase revenues, reduce expenses, and ultimately achieve profitable operations. The current economic environment will make it challenging for us to access the funds that we need, on terms acceptable to us, to successfully pursue our development plans and operations. The cost of raising capital in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. If we are unable to raise sufficient, additional capital on reasonable terms, we may be unable to satisfy our existing obligations, or to execute our plans. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development or other development activities, or pursue other actions that would adversely affect future operations. Further, reduction of expenditures could have a negative impact on our business. A reduction of expenditures would make it more difficult for us to execute our plans to develop geothermal power plants in accordance with our expectations. It would also make it more difficult for us to conduct adequate research and development and other activities necessary to commercialize our Symetron technologies.

From time to time, we have raised additional capital through the sale of equity and equity-related securities. Most recently, we entered into the Line of Credit in January 2009. However, the lenders party to the Line of Credit have no obligation to make advances to us. Further, the Line of Credit was established primarily for general corporate purposes and the maximum amount available under the Line of Credit is not sufficient to satisfy a meaningful portion of our financing needs for the next year. In addition, under the PWPS Agreement, PWPS is required to refund to us $7,355,250 of deposits, subject to the satisfaction of certain conditions. However, since the purpose of the Deposit Refund is to help facilitate payment for certain work necessary for the completion of the Thermo No. 1 geothermal power plant, including the payment of certain existing accounts payable, PWPS is only required to distribute portions of the Deposit Refund if we (1) provide reasonable documentation to PWPS evidencing the work performed at the Thermo No. 1 project site by a third party vendor; (2) provide reasonable documentation to PWPS evidencing the payment of such third party vendor; and (3) represent that the amount of the Deposit Refund to be paid is related solely to the Thermo No. 1 project site and is necessary to keep the project moving forward. The Deposit Refund may be released to Raser in installments at times and in the amounts determined at the sole reasonable discretion of PWPS.

In order to execute our business strategy and continue our business operations, we will need to secure additional funding from other sources through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through a joint venture, the sale of one or more of our projects or interests therein, entry into pre-paid power purchase agreements with utilities or municipalities, a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding that we seek from any of these sources will be available on reasonable terms or at all.

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

We may also seek to secure additional financing by incurring indebtedness. However, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers. In addition, any indebtedness we incur could constrict our liquidity, result in substantial cash outflows, and adversely affect our financial health and ability to obtain financing in the future. Any such debt would likely contain restrictive covenants that may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to us for other purposes. Any failure by us to satisfy our obligations with respect to these potential debt obligations would likely constitute a default under such credit facilities.

We have limited operating experience and revenue, and we are not currently profitable. We expect to continue to incur net losses for the foreseeable future, and we may never achieve or maintain profitability.

We have a limited operating history and, from our inception, we have earned limited revenue from operations. We have incurred significant net losses in each year of our operations, including a net loss applicable to common stockholders of approximately $45.5 million and $6.7 million for the year ended December 31, 2008 and the quarter ended March 31, 2009, respectively. As a result of ongoing operating losses, we had an accumulated deficit and deficit after re-entry into development stage of approximately $96.2 million on cumulative revenues from inception of approximately $1.0 million as of March 31, 2009. In addition, at March 31, 2009, we had negative working capital totaling $58.7 million.

Under our current growth plan, we do not expect that our revenues and cash flows will be sufficient to cover our expenses unless we are able to successfully place a number of power plants in service. As a result, we expect to continue to incur substantial losses until we are able to generate significant revenues. Our ability to generate significant revenues and become profitable will depend on many factors, including our ability to:

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

Recently, general worldwide economic conditions have experienced a downturn due to the credit conditions resulting from the subprime-mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, recent international conflicts, recent terrorist and military activity, and the impact of natural disasters and public health emergencies. If the current market conditions continue or worsen, our business, operations and financial condition will likely be materially and adversely affected.

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

Ongoing review of our periodic reports by the staff of the Securities and Exchange Commission may further delay effectiveness of a registration statement filed by us and increase our liability for liquidated damages.

On August 19, 2008, we received a comment letter from the SEC Staff (the “Staff”) related to a review of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended. Although we are working with the Staff to resolve all remaining comments as quickly as possible, the Staff has not yet completed its review and may have further comments following the filing of this report. As described in Note A. “Basis of Presentation” to the condensed consolidated financial statements included elsewhere in this report, on November 13, 2008, we entered into an agreement (the “Fletcher Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which Fletcher has purchased a total of 4,360,417 shares of our common stock, and pursuant to which we issued warrants to Fletcher to purchase up to an additional 7,458,532 shares of our common stock (the shares issued or issuable to Fletcher referred to as the “Fletcher Shares.”) Pursuant to Fletcher’s registration rights included in the Fletcher Agreement, we were required to file a registration statement (the “Fletcher Registration Statement”) with the SEC registering the resale of the Fletcher Shares no later than November 14, 2008, and to use our best efforts to cause the Fletcher Registration Statement to be declared effective by December 29, 2008. Under the Fletcher Agreement, for any part of any month past December that the registration statement is not effective, we are required to pay to Fletcher $200,000 in liquidated damages (subject to a cap of $2 million in the aggregate).

Although we timely filed the Fletcher Registration Statement, due primarily to the Staff’s ongoing review of our periodic reports, the Fletcher Registration Statement has not been declared effective. Accordingly, we have incurred $1 million in liquidated damages under the Fletcher Agreement through May of 2009. The Company is working to resolve all remaining comments as soon as possible in order to avoid any additional liquidated damages under the Fletcher Agreement. However, there can be no assurance about the timeframe within which the Staff will finish its review or whether the Staff will have additional comments based on our disclosure in this report or in future periodic reports. If the Staff does not finish its review of our periodic reports and the Fletcher Registration Statement is not declared effective before the end of May of 2009, we will be liable for additional liquidated damages under the Fletcher Agreement. The incurrence of any additional liquidated damages under the Fletcher Agreement will exert further pressure on our liquidity requirements and could have a material adverse affect on our development plans and future operations.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future. Such volatility may cause investors to experience dramatic declines in our stock price from time to time, may impair our ability to secure additional financing and may otherwise harm our business.

The closing price of our common stock fluctuated from a low of $2.54 per share to a high of $4.71 per share from January 1, 2009 to March 31, 2009. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside of our control, including the level of short sale transactions. As a result, the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in our stock price, there may be increased risk that securities litigation, governmental investigations or enforcement proceedings may be instituted against us. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

In addition, if the market price for our common stock remains below $5.00 per share, our common stock may be deemed to be a penny stock, and therefore subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be delivered to each purchaser of a penny stock, disclosing sales commissions and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these additional conditions, some brokers may choose to not effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

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

We are devoting a substantial amount of our available resources to the power production development activities of our Power Systems segment. To date, we have placed one geothermal power plant in service, and we continue our efforts to ramp up production of that plant. However, our ability to successfully complete that plant and develop additional projects is uncertain. Our success in developing a particular geothermal project is contingent upon, among other things, locating and developing a viable geothermal site, negotiation of satisfactory engineering, procurement and construction agreements, negotiation of satisfactory power purchase agreements, receipt of required governmental permits, obtaining interconnection rights, obtaining transmission service rights, obtaining adequate financing, and the timely implementation and satisfactory completion of construction. We may be unsuccessful in accomplishing any of these necessary requirements or doing so on a timely basis. Generally, we must also incur significant expenses for preliminary engineering, permitting, legal fees and other expenses before we can even determine whether a project is feasible. Project financing is not typically available for these preliminary activities.

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

The United States Congress recently passed the Recovery Act that was subsequently signed into law by President Obama. The Recovery Act provides certain economic incentives, such as clean energy grants, that are designed to provide developers of geothermal and other clean energy projects with cash to help fund the projects. These incentives are designed, in part, to address some of the current problems in the tax equity markets and provide an alternative funding mechanism. Because this legislation is new, many of the details regarding the availability of grants or other incentives are unknown. Therefore, we cannot predict whether the Recovery Act will have a positive effect on our ability to obtain financing for our projects.

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

Each of the geothermal power projects our Power Systems segment develops will likely be owned by a separate subsidiary. The geothermal power projects developed by these subsidiaries will likely be separately financed. To obtain the financing necessary to develop the geothermal power projects, we may transfer a portion of our equity interest in the individual subsidiaries to a third party and enter into long-term fixed price power purchase agreements. Depending upon the nature of these arrangements and the application of generally accepted accounting principles, primarily Statement of Financial Accounting Standards Board Interpretation Number 46R “Consolidation of Variable Interest Entities (Revised December 2003)—an interpretation of ARB No. 51,” we may be required to deconsolidate one or more or all of these subsidiaries, which would result in our share of the net profits or loss generated by the deconsolidated entities being presented as a net amount in our financial statements. As a result, our financial statements would not reflect the gross revenues and expenses of the deconsolidated entities. However, we do not expect the effect of such deconsolidation, if required, to have an impact on our stockholders’ equity (deficit), net income/loss or income/loss per share.

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

Our Power Systems segment intends to utilize certain heat transfer technologies in its geothermal power projects. One of the providers of these heat transfer technologies is PWPS. PWPS’s heat transfer technologies are designed to enable the generation of power from geothermal resources that are lower in temperature than those resources used in traditional flash steam geothermal projects.

PWPS’s heat transfer technologies have a limited operating history and have only been deployed in a limited number of geothermal power projects. Although we are using these technologies in our Thermo No. 1 power plant, that power plant has only been operating for a short time. As a result, we cannot be certain that PWPS’s heat transfer technologies or other vendors’ heat transfer technologies can be successfully implemented. If we are not able to successfully utilize heat transfer technologies in our geothermal power projects and we are unable to utilize appropriate substitute technologies, we may be unable to develop our projects and our business, prospects, financial condition and results of operations could be harmed.

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

The success of our Transportation & Industrial segment is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have applied for patent protection on most of our key technologies. We cannot be certain that our issued United States patents or our pending United States and international patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect the inventions derived from our technology or prove to be enforceable in actions against alleged infringers. Also, additional patent applications that we may file for our current and future technologies may not be issued. We have received three trademark registrations in the United States and ten trademark registrations internationally. We have also applied for five additional trademark registrations in the United States and one additional trademark registration internationally which may never be granted.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. In addition, if our officers, directors or employees sell previously restricted shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 42.7 million shares were free of restrictive legend as of March 31, 2009, up from approximately 40.6 million as of December 31, 2008. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

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

On January 27, 2009, we entered into the Line of Credit with the LOC Lenders. Pursuant to the Line of Credit, we may borrow up to $15.0 million, subject to the final approval of each advance by the LOC Lenders. Unless the LOC Lenders agree to a later date, the Line of Credit will mature and amounts borrowed must be repaid by November 15, 2009 or earlier if certain financing arrangements for the development of our geothermal power projects are completed and placed in service. Under the Line of Credit, each LOC Lender receives the LOC Warrants to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each LOC Warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The LOC Warrants have an exercise price of $6.00 per share. As of March 31, 2009, we had borrowed $8.5 million of the Line of Credit and LOC Lenders had received LOC Warrants to purchase approximately 1,140,872 shares of our common stock. Any issuance of LOC Warrants is exempt from registration under Section 4(2) under the Securities Act of 1933, as amended.

Item 6.	Exhibits

Exhibit Number	Description of Document

4.1	Unsecured Line of Credit Agreement and Promissory Note, dated January 27, 2009, among Raser Technologies, Inc., Radion Energy, LLC, Ocean Fund, LLC, Primary Colors, LLC, and R. Thomas Bailey (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed February 2, 2009 (File No. 001-32661))

4.2	Form of Warrant issued pursuant to Unsecured Line of Credit Agreement and Promissory Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed February 2, 2009 (File No. 001-32661))

10.1	Agreement, among Raser Technologies, Inc., Trail Canyon Geothermal No. 1 SV-02, LLC, Raser Power Systems, LLC, and Pratt & Whitney Power Systems, Inc., dated as of April 9, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 17, 2009 (File No. 001-32661))

10.2*	Amended and Restated Utah State Mineral Lease Form—Geothermal Energy Lease, ML 50921, effective as of July 1, 2007, between Raser Technologies, Inc. and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.3*	Utah State Mineral Lease Form—Geothermal Energy Lease, ML 51151, effective as of December 1, 2007, between Intermountain Renewable Power, LLC and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.4*	Utah State Mineral Lease Form—Geothermal Energy Lease, ML 51193, effective as of March 1, 2008, between Raser Technologies, Inc. and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.5*	Utah State Mineral Lease Form—Geothermal Energy Lease, ML 50856, effective as of June 1, 2007, between Raser Technologies, Inc. and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

Exhibit Number	Description of Document

10.6*	Utah State Mineral Lease Form—Geothermal Steam ML 50773, effective as of April 1, 2007, between Intermountain Renewable Power, LLC and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.7*†	Geothermal Resources Lease, dated as of September 25, 2007, between Intermountain Renewable Power, LLC and Minersville Land and Livestock Company

10.8*†	Purchase Contract, dated August 31, 2008, between Thermo No. 1 BE-01, LLC and UTC Power Corporation

10.9*†	Service Agreement, dated August 31, 2008, between Thermo No. 1 BE-01, LLC and UTC Power Corporation

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	To be filed herewith.

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC.
(Registrant)

May 11, 2009	/s/ Brent M. Cook
Brent M. Cook,
Chief Executive Officer and Director

May 11, 2009	/s/ Martin F. Petersen
Martin F. Petersen,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

4.1	Unsecured Line of Credit Agreement and Promissory Note, dated January 27, 2009, among Raser Technologies, Inc., Radion Energy, LLC, Ocean Fund, LLC, Primary Colors, LLC, and R. Thomas Bailey (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed February 2, 2009 (File No. 001-32661))

4.2	Form of Warrant issued pursuant to Unsecured Line of Credit Agreement and Promissory Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed February 2, 2009 (File No. 001-32661))

10.1	Agreement, among Raser Technologies, Inc., Trail Canyon Geothermal No. 1 SV-02, LLC, Raser Power Systems, LLC, and Pratt & Whitney Power Systems, Inc., dated as of April 9, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 17, 2009 (File No. 001-32661))

10.2*	Amended and Restated Utah State Mineral Lease Form—Geothermal Energy Lease, ML 50921, effective as of July 1, 2007, between Raser Technologies, Inc. and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.3*	Utah State Mineral Lease Form—Geothermal Energy Lease, ML 51151, effective as of December 1, 2007, between Intermountain Renewable Power, LLC and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.4*	Utah State Mineral Lease Form—Geothermal Energy Lease, ML 51193, effective as of March 1, 2008, between Raser Technologies, Inc. and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.5*	Utah State Mineral Lease Form—Geothermal Energy Lease, ML 50856, effective as of June 1, 2007, between Raser Technologies, Inc. and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.6*	Utah State Mineral Lease Form—Geothermal Steam, ML 50773, effective as of April 1, 2007, between Intermountain Renewable Power, LLC and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.7*†	Geothermal Resources Lease, dated as of September 25, 2007, between Intermountain Renewable Power, LLC and Minersville Land and Livestock Company

10.8*†	Purchase Contract, dated August 31, 2008, between Thermo No. 1 BE-01, LLC and UTC Power Corporation

10.9*†	Service Agreement, dated August 31, 2008, between Thermo No. 1 BE-01, LLC and UTC Power Corporation

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	To be filed herewith.

†	Confidential treatment has been requested for portions of this exhibit.