Form 10-Q/A
period 2009-03-31
RASER TECHNOLOGIES INC
filed 2009-05-26
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of registrant’s common stock as of May 21, 2009 was 65,482,871 shares.

EXPLANATORY NOTE

Raser Technologies Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Report”) for the sole purpose of including (i) the consent of Energy and Geoscience Institute as Exhibit 23.1 to the Report; (ii) the consent of Dr. Carl F. Austin and Richard R. Austin as Exhibit 23.2 to the Report; (iii) the consent of GeothermEx, Inc. as Exhibit 23.3 to the Report; (iv) the Geothermal Resources Lease as Exhibit 10.7 to the Report, which previously omitted certain exhibits contained in the Geothermal Resources Lease; and (v) the Purchase Contract as Exhibit 10.8 to the Report, which previously omitted certain exhibits contained in the Purchase Agreement. These exhibits, or portions of these exhibits, were previously omitted from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 6.	Exhibits

Exhibit Number	Description of Document

4.1	Unsecured Line of Credit Agreement and Promissory Note, dated January 27, 2009, among Raser Technologies, Inc., Radion Energy, LLC, Ocean Fund, LLC, Primary Colors, LLC, and R. Thomas Bailey (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed February 2, 2009 (File No. 001-32661))

4.2	Form of Warrant issued pursuant to Unsecured Line of Credit Agreement and Promissory Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed February 2, 2009 (File No. 001-32661))

10.1	Agreement, among Raser Technologies, Inc., Trail Canyon Geothermal No. 1 SV-02, LLC, Raser Power Systems, LLC, and Pratt & Whitney Power Systems, Inc., dated as of April 9, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 17, 2009 (File No. 001-32661))

10.2*	Amended and Restated Utah State Mineral Lease Form—Geothermal Energy Lease, ML 50921, effective as of July 1, 2007, between Raser Technologies, Inc. and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.3*	Utah State Mineral Lease Form—Geothermal Energy Lease, ML 51151, effective as of December 1, 2007, between Intermountain Renewable Power, LLC and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.4*	Utah State Mineral Lease Form—Geothermal Energy Lease, ML 51193, effective as of March 1, 2008, between Raser Technologies, Inc. and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.5*	Utah State Mineral Lease Form—Geothermal Energy Lease, ML 50856, effective as of June 1, 2007, between Raser Technologies, Inc. and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.6*	Utah State Mineral Lease Form—Geothermal Steam ML 50773, effective as of April 1, 2007, between Intermountain Renewable Power, LLC and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.7#†	Geothermal Resources Lease, dated as of September 25, 2007, between Intermountain Renewable Power, LLC and Minersville Land and Livestock Company

10.8#†	Purchase Contract, dated August 31, 2008, between Thermo No. 1 BE-01, LLC and UTC Power Corporation

10.9*†	Service Agreement, dated August 31, 2008, between Thermo No. 1 BE-01, LLC and UTC Power Corporation

23.1#	Consent of Energy and Geoscience Institute

23.2#	Consent of Dr. Carl F. Austin and Richard R. Austin

23.3#	Consent of GeothermEx, Inc.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

*	Previously filed.

†	Confidential treatment has been requested for portions of this exhibit.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC.
(Registrant)

May 22, 2009	/s/ Martin F. Petersen
Martin F. Petersen,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

4.1	Unsecured Line of Credit Agreement and Promissory Note, dated January 27, 2009, among Raser Technologies, Inc., Radion Energy, LLC, Ocean Fund, LLC, Primary Colors, LLC, and R. Thomas Bailey (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed February 2, 2009 (File No. 001-32661))

4.2	Form of Warrant issued pursuant to Unsecured Line of Credit Agreement and Promissory Note (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed February 2, 2009 (File No. 001-32661))

10.1	Agreement, among Raser Technologies, Inc., Trail Canyon Geothermal No. 1 SV-02, LLC, Raser Power Systems, LLC, and Pratt & Whitney Power Systems, Inc., dated as of April 9, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 17, 2009 (File No. 001-32661))

10.2*	Amended and Restated Utah State Mineral Lease Form—Geothermal Energy Lease, ML 50921, effective as of July 1, 2007, between Raser Technologies, Inc. and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.3*	Utah State Mineral Lease Form—Geothermal Energy Lease, ML 51151, effective as of December 1, 2007, between Intermountain Renewable Power, LLC and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.4*	Utah State Mineral Lease Form—Geothermal Energy Lease, ML 51193, effective as of March 1, 2008, between Raser Technologies, Inc. and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.5*	Utah State Mineral Lease Form—Geothermal Energy Lease, ML 50856, effective as of June 1, 2007, between Raser Technologies, Inc. and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.6*	Utah State Mineral Lease Form—Geothermal Steam ML 50773, effective as of April 1, 2007, between Intermountain Renewable Power, LLC and the State of Utah, acting by and through the School and Institutional Trust Lands Administration

10.7#†	Geothermal Resources Lease, dated as of September 25, 2007, between Intermountain Renewable Power, LLC and Minersville Land and Livestock Company

10.8#†	Purchase Contract, dated August 31, 2008, between Thermo No. 1 BE-01, LLC and UTC Power Corporation

10.9*†	Service Agreement, dated August 31, 2008, between Thermo No. 1 BE-01, LLC and UTC Power Corporation

23.1#	Consent of Energy and Geoscience Institute

23.2#	Consent of Dr. Carl F. Austin and Richard R. Austin

23.3#	Consent of GeothermEx, Inc.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

*	Previously filed.

†	Confidential treatment has been requested for portions of this exhibit.

#	Filed herewith.

4