Form 10-Q
period 2009-06-30
RASER TECHNOLOGIES INC
filed 2009-08-10
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2009 was 74,815,180 shares.

Raser Technologies, Inc.

SEC Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$12,714	$1,534,820
Restricted cash	76,535	75,704
Notes receivable, net	—	144,525
Accounts receivable, net	209,608	—
Restricted marketable securities (held to maturity)	4,364,376	6,521,347
Other current assets	1,657,596	1,147,562

Total current assets	6,320,829	9,423,958
Restricted cash	9,939,041	20,900,135
Land	1,811,063	1,811,063
Geothermal property, plant and equipment, net	102,169,857	—
Power project leases and prepaid delay rentals	6,730,136	8,630,643
Geothermal well field development-in-progress	786,309	31,388,628
Power project construction-in-progress	6,142,610	74,072,394
Power project equipment, net	—	19,727,500
Equipment, net	755,160	608,886
Intangible assets, net	1,494,832	1,587,310
Deferred financing costs, net	7,116,952	7,670,382
Power project development deposits	—	4,196,550
Other assets	3,927,880	4,006,999

Total assets	$147,194,669	$184,024,448

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$22,174,053	$64,471,336
Line of credit, net of discount of $1,849,612	11,883,862	—
Short-term portion of long-term notes	1,866,000	1,831,147
Short-term warrants	5,591	—
Note payable	—	945,833
Deferred revenue	200,000	200,000

Total current liabilities	36,129,506	67,448,316
Asset retirement obligation	2,634,841	2,152,230
Long-term 7.00% senior secured note (non-recourse), net of discount of $4,682,851 and $4,898,833, respectively	25,010,922	25,120,464
Long-term 8.00% convertible senior notes	55,000,000	55,000,000
Warrants	20,166,768	—

Total liabilities	138,942,037	149,721,010

Contingencies and commitments, (see Notes A,E,F, H)
Non-controlling interest in Thermo No. 1 subsidiary	27,135,770	28,025,116
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 65,540,675 and 63,519,455 shares issued and outstanding, respectively	655,407	635,195
Additional paid in capital	80,396,635	102,350,814
Accumulated deficit	(99,935,180)	(96,707,687)

Total stockholders’ equity (deficit)	(18,883,138)	6,278,322

Total liabilities and stockholders’ equity (deficit)	$147,194,669	$184,024,448

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$407,241	$5,880	$407,241	$136,423
Cost of revenue
Direct costs	857,645	—	857,645	74,112
Depreciation and amortization	710,775	—	710,775	—

Gross margin	(1,161,179)	5,880	(1,161,179)	62,311

Operating expenses
General and administrative	2,775,815	2,224,758	5,281,332	5,005,414
Power project development	3,425,070	3,102,037	5,538,410	4,889,091
Research and development	569,934	1,194,030	1,227,567	2,163,213

Total operating expenses	6,770,819	6,520,825	12,047,309	12,057,718

Operating loss	(7,931,998)	(6,514,945)	(13,208,488)	(11,995,407)
Interest income	26,425	111,542	88,804	171,276
Interest expense	(3,817,327)	(1,037,770)	(5,232,945)	(1,103,282)
Gain on derivative instruments	7,942,193	—	6,999,354	—
Other	—	—	(131,412)	75,775

Loss before income taxes	(3,780,707)	(7,441,173)	(11,484,687)	(12,851,638)
Tax benefit (expense)	—	—	—	—

Net loss	$(3,780,707)	$(7,441,173)	$(11,484,687)	$(12,851,638)
Non-controlling interest in the Thermo No. 1 subsidiary	(204,960)	—	1,054,971	—

Net loss applicable to common stockholders	$(3,985,667)	$(7,441,173)	$(10,429,716)	$(12,851,638)

Loss per common share-basic and diluted	$(0.06)	$(0.13)	$(0.16)	$(0.23)

Weighted average common shares-basic and diluted	65,489,000	56,118,000	64,922,000	56,070,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss applicable to common stockholders	$(10,429,715)	$(12,851,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	980,802	150,036
Deferred financing costs amortization	3,135,101	126,630
Gain on derivative instrument	(6,999,354)	—
Impairment of abandoned patent applications	69,639	11,534
Impairment of power project lease acquisitions	21,111	180,250
Loss (gain) on disposal of assets	13,075	4,063
Gain on completion of contract	—	(75,357)
Gain on extinguishment of debt	(68,588)	—
Bad debt expense	145,403	27,216
Common stock, stock options and warrants issued for services	2,044,552	1,680,350
Non-controlling interest in Thermo No. 1 subsidiary	(1,054,971)	—
Increase in accounts receivable	(209,608)	(5,880)
Decrease in unbilled receivables	—	192,157
Increase in other assets	(432,584)	(46,299)
Increase in interest receivable	(41,094)	(30,654)
(Decrease) increase in accounts payable and accrued liabilities	(5,898,966)	5,297,816
Increase in deferred revenues	—	200,000
Decrease in asset retirement obligation	—	(26,453)

Net cash used in operating activities	(18,725,197)	(5,166,229)

Cash flows from investing activities:
Purchase of marketable equity securities	—	(8,687,175)
Proceeds from marketable equity securities	2,200,000	—
Decrease in notes receivable	—	(142,500)
Proceeds from notes receivable	—	350,000
(Increase) decrease in deposits	—	83,140
Decrease in restricted cash	10,960,263	—
Increase in intangible assets	(11,917)	(25,130)
Purchase of equipment	(331,881)	(138,605)
Well field development costs	(7,768,273)	(9,849,837)
Construction costs	(7,876,716)	(1,946,484)
Purchase of real property	—	(33,952)
Power project lease acquisitions	(82,000)	(499,158)
Proceeds from sales of fixed assets	10,501	—
Power project equipment deposits	7,056,375	(7,758,866)

Net cash provided by (used in) investing activities	4,156,352	(28,648,567)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	18,554
Proceeds from exercise of common stock options	—	486,744
Proceeds from the issuance of 8.00% convertible senior notes	—	55,000,000
Principal payments of 7.00% senior secured notes (non-recourse)	(326,261)	—
Purchase of forward stock purchase transaction	—	(15,000,000)
Purchase of call spread option transaction	—	(5,850,000)
Proceeds from issuance of a note payable	—	900,000
Incurrence of deferred financing fees	—	(2,560,486)
Proceeds from 10.0% line of credit	13,373,000	—

Net cash provided by financing activities	13,046,739	32,994,812

Net decrease in cash and cash equivalents	(1,522,106)	(819,984)
Cash and cash equivalents at beginning of period	1,534,820	5,912,210

Cash and cash equivalents at end of period	$12,714	$5,092,226

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	63,519,455	$635,195	$102,350,814	$(96,707,687)	$6,278,322
Cumulative effect for the change in accounting principle						7,202,222	7,202,222
Employee compensatory share grants and stock options					1,762,378		1,762,378

Warrants vested and issued for:
Payment of outstanding Contractor services for the construction of our Thermo No. 1 geothermal power plant					250,000		250,000
Per agreement relating to the Line of Credit receipts from January 28, 2009 through March 31, 2009 with the fair market value computed on each individual grant date (a)					4,161,628		4,161,628

Common stock issued for:
Settlement of outstanding debt with service providers and promissory note holders			1,942,421	19,424	6,220,740		6,240,164
Shares issued as employee severance			49,215	492	190,930		191,422
Director and employee share grant vesting			29,584	296	(296)		—
Reclassification of warrants from equity to liabilities					(34,373,934)		(34,373,934)
Non-controlling interest					(165,625)	1,054,971	889,346
Net loss						(11,484,686)	(11,484,686)

Balance at June 30, 2009	—	$—	65,540,675	$655,407	$80,396,635	$(99,935,180)	$(18,883,138)

(a)	Under the Line of Credit, each lender received warrants (each a “Warrant”) to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each Warrant is equal to 50% of the total amounts funded by the applicable lender divided by the closing price of our common stock on the date of the advance. The Warrants have an exercise price of $6.00 per share.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2008. The results of operations for the six and three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other period.

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current year presentation, which has no impact on the net loss for any period presented.

Overview

We are an environmental energy technology company focused on geothermal power development and technology licensing. We operate two business segments: Power Systems and Transportation & Industrial. Our Power Systems segment seeks to develop clean, renewable geothermal electric power plants and bottom-cycling operations. Our Transportation & Industrial segment focuses on using our Symetron™ family of technologies to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we are employing a strategy to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our strategy, we aim to become both a producer of clean, geothermal electric power and a provider of electric and hybrid-electric vehicle technologies and products.

We previously operated as a development stage enterprise as required under the Development Stage Entities topic of the FASB Accounting Standards Codification through March 31, 2009, however, during the second quarter of 2009, we commenced generating revenues from operations of our Thermo No. 1 geothermal power plant in accordance with our power purchase agreement with the City of Anaheim. Accordingly, we are no longer considered a development stage enterprise.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of June 30, 2009, we had cash and cash equivalents on hand of approximately $13,000 and accounts payable and accrued liabilities of $22.2 million. Subsequent to June 30, 2009, we completed a $25.5 million registered direct equity offer. Our net cash proceeds from this offering were approximately $23.8 million after deducting fees and expenses. Cash used in operations totaled approximately $18.7 million for the six months ended June 30, 2009 and our accumulated deficit totaled $99.9 million. We have incurred substantial losses since inception, and we are not operating at cash breakeven.

Our ability to secure liquidity in the form of additional financing or otherwise is crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. During 2008 and the first part of 2009, economic conditions have weakened significantly and global financial markets have experienced significant liquidity challenges. In addition, we have amended and completed the borrowing under a Line of Credit established in January 2009 (described further below under Note D. “Short-Term and Long-Term Debt”). Although we recently closed the $25.5 million registered direct offering discussed above, the current economic environment makes it challenging for us to obtain the financing that we need, on terms acceptable to us, to successfully pursue our development plans and operations. The net proceeds received from the registered direct offering are not sufficient to satisfy a meaningful portion of our financing needs for the foreseeable future.

The cost of raising capital in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we will be unable to satisfy our existing obligations, or execute our plans. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place, or pursue other actions that could adversely affect future operations. Federal and state governments have recognized the financing challenges faced by many businesses and have established programs to help companies engaged in the development of renewable energy projects. These programs include loan guarantee, government grant and other programs. As a result, a key part of our short-term strategy to obtain additional funding includes applications for loan guarantees and government grants.

We intend to continue to seek financing arrangements to fund our development activities from a variety of sources, which may include the issuance of debt, preferred stock, equity or a combination of these instruments. We also continue to evaluate a variety of alternatives to finance the development of our geothermal power projects. These alternatives include project financing and tax equity financing, government funding from grants, loan guarantees or private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into prepaid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any cash flows we are able to generate. We cannot be certain that funding will be available to us on reasonable terms or at all.

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants and options to vendors as consideration to perform services or settle outstanding debt. We may also issue warrants as part of a debt or equity placement offering. We do not enter into any derivative contracts for speculative purposes.

We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify as hedges of future cash flows and are accounted for as such. As a result, certain warrants are accounted for as derivatives. See Note E. “Warrants” and Note J. “Fair Value Measurements.”

New Accounting Pronouncements Effective January 1, 2009

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. The effect of adopting SFAS 161 was to increase certain derivative footnote disclosures.

Effective January 1, 2009, we adopted Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). In SFAS 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The adoption of SFAS 160 primarily resulted in moving the presentation of non-controlling interest to the “Stockholders’ equity” section of our condensed consolidated balance sheets.

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

Effective January 1, 2009, we adopted EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” The adoption of EITF 07-1 had no material effect on our financial position or results of operations.

Effective January 1, 2009, we adopted EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The adoption of EITF 07-5 resulted in our warrants with anti-dilutive provisions being classified as derivatives in accordance with FASB Statement No. 133. For further discussion of the adoption of EITF 07-05, please refer to Note E. “Warrants” and Note J. “Fair Value Measurements” below.

Effective April 1, 2009, we adopted FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), and FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for an asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1, increased financial statement disclosure surrounding the fair value of our financial debt instruments that were previously disclosed annually.

Effective April 1, 2009, we adopted Statement of Financial Accounting Standard No. 165, “Subsequent Events,” (“SFAS 165”), which establishes general standards of accounting and requires disclosures of, events that occur after balance sheet dates but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 did not have a material effect on our financial statements.

No other new accounting pronouncement that will take effect with respect to 2009 or any interim period during 2009 had or is expected to have a material impact on our condensed consolidated financial statements.

Concentration of Credit Risk

During the quarter ended June 30, 2009, we sold electricity generated by our Thermo No. 1 geothermal power plant to the City of Anaheim in accordance with our power purchase agreement. In accordance with the power purchase agreement, we invoice the City of Anaheim within 15 days after each month end for the previous month’s activity. The City of Anaheim is required to remit payment to us within 15 days after receiving the invoice. We do not believe that we are exposed to any significant credit risks relating to collecting payments in accordance with our power purchase agreement.

B. Project Construction-in-Progress

In 2007, we began purchasing PureCycle geothermal power generating units from UTC Power Corporation (“UTCP”), a subsidiary of United Technologies, Inc., for use in connection with the construction of our geothermal power projects. The agreements relating to the purchase of the power generating units were subsequently assigned to Pratt & Whitney Power Systems, Inc. (“PWPS”), another subsidiary of United Technologies, Inc. As of March 31, 2009, pursuant to our purchase agreement with UTCP, we had taken delivery of 163 power generating units for use in the geothermal power plants we are developing. Fifty of these generating units were installed at the Thermo No. 1 project. The Thermo No. 1 power generating units were capitalized in “Geothermal property, plant and equipment” on our condensed consolidated balance sheet.

In addition, as of March 31, 2009, 48 power generating units had been delivered to and were being stored at the Lightning Dock project pending installation at that project. These Lightning Dock power generating units were previously capitalized as “Power project construction-in-progress” on our consolidated balance sheet. We had also taken delivery of 27 power generating units that were being stored on the Thermo No. 1 project site and 38 power generating units that were being stored at independent storage facilities in New York and Pennsylvania, none of which were assigned to a specific project. These 65 power generating units were recorded as “Power project equipment, net” on our consolidated balance sheets.

On April 9, 2009, we entered into an agreement (the “PWPS Agreement”) with Trail Canyon Geothermal No. 1 SV-02, LLC (“Trail Canyon”), Raser Power Systems, LLC and PWPS pursuant to which we and PWPS agreed to terminate certain agreements that had been assigned to PWPS from UTCP relating to power generating units (collectively, the “Terminated Agreements”). Under the PWPS Agreement, we agreed to transfer title to PWPS of the 48 power generating units previously capitalized as “Power project construction-in-progress” and the 65 power generating units previously capitalized as “Power project equipment, net”, free and clear of all liens and encumbrances. Accordingly, we recorded decreases to “Power project construction-in-progress” totaling $15.6 million and “Power project equipment, net” totaling $19.7 million.

We and PWPS also agreed that, until the earlier of April 9, 2012 and the date on which we have installed 200 power generating units (in addition to the power generating units installed at our Thermo No. 1 project site), PWPS will be the exclusive provider of heat-to-electricity equipment used for any merchant power plant project developed by us or any of our affiliates so long as PWPS can meet the needs of the particular project. PWPS agreed to maintain 50 power generating units in inventory throughout 2009 that would be allocated to us and that we would receive preferential pricing until April 9, 2011. We expect to incur additional construction and drilling during 2009 to facilitate the ability of the Thermo No. 1 geothermal power plant to operate at or near full capacity. The PWPS Agreement will facilitate the payment of a portion of these costs, including existing accounts payable for work that has already been performed.

Notwithstanding the PWPS Agreement, our agreements with PWPS relating to the purchase of the power generating units for the Thermo No. 1 plant and the associated services agreement remain in full force and effect.

“Power project construction-in-progress” consisted of the following at June 30, 2009 and December 31, 2008 (by project):

	June 30, 2009	December 31, 2008
Thermo No. 1 project:
Power plant construction-in-progress	$—	$49,722,241
Transmission lines construction-in-progress	—	3,831,789
Accumulated depreciation	—	—

Total Thermo No. 1 project	—	53,554,030

Lightning Dock project:
Power plant construction-in-progress	$3,355,184	$18,146,538
Transmission lines construction-in-progress	—	—
Accumulated depreciation	—	—

Total Lightning Dock project	3,355,184	18,146,538

Other projects:
Power plant construction-in-progress	$2,380,293	$2,371,826
Transmission lines construction-in-progress	407,133	—
Accumulated depreciation	—	—

Total other projects	2,787,426	2,371,826

Net power project construction-in-progress	$6,142,610	$74,072,394

Capitalized interest included in construction in progress totaled $101,300 for the six months ended June 30, 2009 and $368,300 for the year ending December 31, 2008. Amounts capitalized as “Power project construction-in-progress” will not be depreciated until the applicable geothermal power plant is placed in service.

C. Geothermal Property, Plant and Equipment

The Thermo No. 1 power plant was placed in service during the first quarter of 2009. Accordingly, we reclassified our related power project lease acquisition costs from the “Power project leases and prepaid delay rentals” account, well field drilling costs from the “Geothermal well field development-in-progress” account and power plant construction and transmission equipment costs from the “Power project construction-in-progress” account to the “Geothermal property, plant and equipment” account in accordance with our company policy.

Accordingly, we began to amortize the capitalized costs related to the power plant over the estimated useful life of the Thermo No. 1 geothermal power plant in the second quarter of 2009. The useful life of the Thermo No. 1 plant is estimated to be 35 years.

The table below sets forth the capitalized costs relating to our geothermal property, plant and equipment as of June 30, 2009:

June 30, 2009
Thermo No. 1 Geothermal Power Plant:
Power project lease acquisitions	$2,370,016
Well field drilling costs	38,370,803
Power plant	57,789,385
Transmission equipment	4,347,406
Accumulated depreciation	(707,753)

Net geothermal property, plant and equipment	$102,169,857

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

At our Thermo No. 1 project, as of June 30, 2009, we had completed the drilling of five wells that had been identified as production wells, two wells that had been identified as reinjection wells, one cold water well that is utilized for the cooling towers, and two wells that we have determined to be non-commercial wells. These two non-commercial wells were expensed. As of June 30, 2009, we had finished drilling an additional well that we expect to use as a production well, pending the completion of testing. We are also drilling another well that we plan to use as a production well, pending the completion of testing. No additional wells were being drilled at June 30, 2009. The capitalized costs of all of these wells were reclassified as “Geothermal property, plant and equipment” during the first quarter of 2009 and we began amortizing the costs of the well field over the 35-year estimated useful life of the power plant beginning in the second quarter of 2009.

Capitalized interest included in the costs of the Thermo No. 1 geothermal property, plant and equipment totaled $1,142,360.

The following table is a roll forward of the capitalized well costs for pending wells at the Thermo No. 1 project for the six months ending June 30, 2009:

Thermo No. 1 Project
Balance at December 31, 2008	$1,898,677
2009 Activity:
Additions to capitalized well costs for pending wells	1,052,862
Wells charged to expense	—
Reclassification of capitalized well costs from pending wells to wells used in production	—

Balance at March 31, 2009	$2,951,539
Additions to capitalized well costs for pending wells	2,372,177
Wells charged to expense	—
Reclassification of capitalized well costs from pending wells to wells used in production	—

Balance at June 30, 2009	$5,323,716

We installed fifty power generating units at the Thermo No. 1 geothermal power plant. The capitalized construction costs relating to the installation of these fifty power generating units, the installation of piping from the wells to the power generating units, construction of the cooling towers and other construction related costs are amortized over the estimated 35-year useful life of the power plant. We began amortizing these costs beginning in the second quarter of 2009.

Transmission equipment costs include the construction of transmission lines and connecting substations. In order to connect a geothermal power plant to the existing power lines, we must construct transmission lines from the plant to the local utility interconnection point. We also must generally construct a substation at or near the facility that will increase the voltage from the generation facility to match local utility transmission voltages. We completed construction of approximately 6.5 miles of transmission lines for the Thermo No. 1 project in July 2008 and we completed the construction of the associated substation and other interconnection lines with the plant during the first quarter of 2009. We capitalized approximately $4.3 million of costs associated with the construction of these transmission lines and substation. As of March 31, 2009, we had completed the construction of transmission lines for our Thermo No. 1 project. The capitalized transmission costs were reclassified as “Geothermal property, plant and equipment” during the first quarter of 2009 and will be amortized over the 35-year useful life of the power plant. We began amortizing these costs beginning in the second quarter of 2009.

D. Short-Term and Long-Term Debt

On January 27, 2009, we entered into an Unsecured Line of Credit and Promissory Note (the “Line of Credit”) with the LOC Lenders party thereto. Pursuant to the Line of Credit, we could borrow up to $15.0 million, subject to the final approval of each advance by the LOC Lenders. Radion, one of the LOC Lenders, is controlled by the Chairman of our Board of Directors, Kraig Higginson. The commitment amounts under the Line of Credit from each of the LOC Lenders were as follows: $7.2 million from Radion; $5.3 million from Ocean Fund; $2.0 million from Primary Colors; and $500,000 from Mr. Bailey. Under the Line of Credit, advances are subject to the final approval of the LOC Lenders, and amounts borrowed under the Line of Credit accrue interest at the rate of 10% per annum. Under the Line of Credit, each LOC Lender receives warrants (the “LOC Warrants”) to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each LOC Warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The LOC Warrants have an exercise price of $6.00 per share. As of June 30, 2009, we had borrowed $13.4 million of the Line of Credit, and the LOC Lenders had received LOC Warrants to purchase approximately 1,755,048 shares of our common stock at a strike price of $6.00 per share as a result of the amount borrowed. On July 22, 2009, we amended the Line of Credit agreement with the LOC Lenders. Under the amendment, we paid $2.9 million of the loan principal and approximately $0.4 million of accrued interest. After taking these payments into account, the remaining principal balance was $10.5 million. In connection with the amendment, the due date of the remaining principal balance was extended until July 31, 2010, without an early payment penalty. However, LOC Lenders have the right to demand early repayment of all or part of the outstanding balance at any time after November 15, 2009. The principal balance, and any accrued interest thereon, can be paid in the form of cash or equity securities at our sole discretion.

E. Warrants

Derivative Liability Warrants

Effective January 1, 2009, we adopted the provisions of a new accounting pronouncement, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result, certain of our issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption are no longer considered exempt. Accordingly, effective January 1, 2009, we reclassified the fair value of the warrants described below, which have exercise price reset features, from equity to liability status as if these warrants had been treated as a derivative liability since the date they were issued.

2008 Private Placement Warrants

As part of a $20.0 million private placement to Fletcher International Limited in November of 2008, we issued to Fletcher warrants to acquire shares of our common stock in an aggregate value of up to $20.0 million. The number of shares issued pursuant to these warrants may not exceed 7,458,532 shares of our common stock. The warrants have a strike price per share equal to the lesser of (i) six dollars ($6.00) or (ii) a price equal to the weighted-average of the daily market prices of our common stock for the forty (40) business days ending on the third business day prior to the exercise of the warrants, less $0.60, subject to certain adjustments (see “—2008 Private Placement Warrants Price Reset Feature” below). At June 30, 2009, based upon an exercise price equal to the weighted average of the daily market prices of our common stock for the forty (40) business days ending on the third business day prior to the exercise of the warrants, less $0.60 on that date, the warrants would have been exercisable for a total of 5,861,622 shares of our common stock. The warrants expire on November 14, 2018. The warrants would generate proceeds totaling $20.0 million, if all of the warrants are exercised unless Fletcher decides to exercise the warrants through a cashless exercise. As of June 30, 2009, none of the warrants issued to Fletcher had been exercised.

2008 Private Placement Warrants Price Reset Feature

As described above, the warrants issued to Fletcher in November of 2008 would have been exercisable for a total of 5,861,622 shares of our common stock at June 30, 2009. The warrants contain an exercise price reset feature that may be triggered upon certain events, such as the issuance of shares of common stock at a price below the maximum warrant exercise price. If triggered, the exercise price reset feature results in a downward adjustment to the maximum warrant exercise price ($6.00 per share at June 30, 2009) to an amount equal to the average of the then current maximum exercise price and the lowest price at which shares are issued on the date when the event occurred. As of June 30, 2009, no events had occurred to trigger a price reset with respect to these warrants. However, on July 6, 2009, we closed a $25.5 million registered direct offering that triggered a price reset with respect to these warrants. Pursuant to the registered direct offering, we sold units of one share of our common stock and one warrant to acquire 0.50 share of our common stock for a negotiated price of $2.98 per unit. The per share exercise price of the warrants associated with the units is $4.62. The issuance of the units triggered a price reset with respect to the 2008 private placement warrants, resulting in a current maximum exercise price of $3.99 for the 2008 private placement warrants.

Contingent Warrants

On January 16, 2008, we granted to Merrill Lynch warrants to acquire up to 3,700,000 shares of our common stock, subject to vesting requirements associated with the financing of our geothermal power plants. The warrants expire on January 16, 2015 and would generate proceeds totaling $48.6 million if all of the warrants vest and are exercised. On August 31, 2008, warrants to acquire 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project. These warrants are immediately exercisable and had an exercise price of $13.07 as of June 30, 2009. Since the vesting of warrants was a result of closing the project financing, we allocated the fair value between the net proceeds of the debt and the amount of equity contribution in Thermo No. 1 BE-01, LLC (“Thermo Subsidiary”). We used a Binomial Lattice option-pricing model to calculate the fair value of the vested warrants. Accordingly, the fair value of the vested warrants allocated to the issuance of debt totaled $3,999,334 and the fair value of the vested warrants allocated to the equity contribution in our Thermo Subsidiary totaled $3,749,728.

Contingent Warrant Price Reset Feature

The contingent warrants will vest and become exercisable in increments over the term of the financing commitment based on the actual funding provided. In accordance with the anti-dilution provisions included in the warrants, the issuance of the Convertible Notes, the issuance of common stock during the third and fourth quarters of 2008, the issuance of the LOC Warrants in connection with the Line of Credit during the second quarter of 2009, resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $13.07 to $16.64 as of June 30, 2009. The issuance of units on July 6, 2009, as described above, resulted in a further reduction of the strike prices to a range of $11.73 to $14.80.

The terms of the warrants provide for anti-dilution protection, which adjusts the exercise price of each warrant, from time to time upon the occurrence of certain events, including stock splits, dividends, recapitalizations and similar events. Upon the occurrence of such events, the exercise price of the warrants will be appropriately adjusted.

The above warrants that are classified as a derivative liability do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. In addition, these warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using either a Binomial Lattice valuation model or the Black-Scholes option pricing model, whenever appropriate. The fair values of the warrants treated as derivatives were computed using the following assumptions:

	June 30, 2009	January 1, 2009
Risk-free interest rate	0.19 – 3.47%	0.32 – 2.23%
Expected dividend yield	0.0%	0.0%
Volatility	105 – 106%	105 – 106%
Time to maturity (in years)	0.25 – 9.40	0.75 – 10.0

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

Detachable Warrants

2009 Line of Credit Warrants

On January 27, 2009, we entered into the Line of Credit with the LOC Lenders. Pursuant to the Line of Credit, each of the LOC Lenders received warrants to acquire our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The warrants have an exercise price of $6.00 per share. As of June 30, 2009, we had borrowed $13.4 million under the Line of Credit, all of which remained outstanding. Accordingly, as of June 30, 2009, the LOC Lenders had received warrants to acquire approximately 1,755,048 shares of our common stock at a strike price of $6.00 per share as a result of the amount borrowed. Since these warrants were issued based upon the amount that we borrowed from our Line of

Credit, we allocated the total proceeds from the Line of Credit to the debt and the warrants. The amount of proceeds allocated to the warrants was recorded as a discount which will be accreted up to the face value of the Line of Credit over the life of the loan. At June 30, 2009, the amortized discount relating to the warrants totaled $1.8 million. For further discussion of the Line of Credit refer to Note D. “Short-Term and Long-Term Debt” above.

There is no anti-dilution or pricing reset feature associated with the Line of Credit warrants. As of June 30, 2009, none of the Line of Credit warrants had been exercised.

Equity Warrants

Contingent Contractor Warrants

On April 6, 2009, we issued to a contractor contingently vesting warrants to acquire 50,000 shares of our common stock at an exercise price of $4.00 per share. Half of the warrants vest and become fully exercisable upon the execution and approval of our Board of Directors of a joint venture agreement between Indonesia Power and us for the Tanguban Perahu project in Indonesia. The remaining half of the warrants vest and become fully exercisable upon the ground breaking for a geothermal power plant at the Tanguban Perahu project in Indonesia. The warrants expire on April 6, 2014. Based upon management’s assessment that the joint venture agreement and the ground breaking are “reasonably possible”, no expense had been recorded as of June 30, 2009.

Contractor Warrants

On March 11, 2009, in order to settle an outstanding payable totaling $250,000, our Board of Directors approved the issuance of warrants to acquire 122,603 shares of our common stock to a service provider for construction services provided for our Thermo No. 1 plant. The warrants have an exercise price of $5.35 per share and expire on March 11, 2014. Using the Black-Scholes pricing model, we determined that the fair value of the warrants on the date of issuance approximated the $250,000 of liabilities that were settled. Accordingly, no gain or loss on extinguishment of debt was recorded. As of June 30, 2009, these warrants had not been exercised.

There is no anti-dilution or pricing reset feature associated with the contractor warrants. Under the terms of the contractor warrants, there are no “piggy-back” registration rights, which entitle the service provider to register the sale of shares issuable upon exercise of the contractor warrants. As of June 30, 2009, none of the contractor warrants had been exercised.

The following table summarizes the warrants outstanding and exercisable at June 30, 2009:

	Series B Warrants	Contractor Warrants	Contingent Warrants
Grant dates	September 2004	Oct. 2007-Mar. 2009	January 2008
Exercise price	$4.24	$5.35 -12.06	$13.07 -16.64
Expiration date	October 5, 2009	Oct. 2011-Mar. 2014	January 15, 2015
Warrants outstanding	25,243	137,603	3,700,000
Warrants exercisable	25,243	137,603	1,350,000
Proceeds if exercised	$107,030	$836,826	$17,644,500

	Contingent Contractor Warrants	Private Placement Warrants	Line of Credit Warrants
Grant dates	April 2009	November 2008	January 2009
Exercise price	$4.00	$6.00 to 2.68	$6.00
Expiration date	April 6,2014	November 14, 2018	January 27, 2019
Warrants outstanding	50,000	5,861,622	1,755,048
Warrants exercisable	0	5,861,622	1,755,048
Proceeds if exercised	$0	$20,000,000	$10,530,288

F. Contingencies and Commitments

Guarantees

On August 31 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into and entered into various definitive agreements (the “Thermo Financing Agreements”). The Thermo Financing Agreements included an equity capital contribution agreement (the “ECCA”) between our Thermo Subsidiary and the Class A Member. Pursuant to the ECCA, our Thermo Subsidiary agreed to fund any drilling costs in excess of the original drilling account escrow of $5.7 million established to complete the well field drilling of the Thermo No. 1 project (the “Drilling Escrow Top Up”). Through June 30, 2009, we have contributed an additional $9.9 million to the drilling account escrow for completion of the well field.

The Thermo Agreements include a guaranty agreement dated August 31, 2008 among our Thermo Subsidiary, the Class A Member, and us. Under the guaranty agreement, we guarantee the full payment of the Drilling Escrow Top Up. Our liability under this agreement will continue until the guaranteed obligation is satisfied in full. We expect to complete our well drilling at the Thermo No. 1 project during the third or fourth quarter of 2009; however, the maximum potential future payments may be unlimited if our wells cannot produce enough electricity so that the Thermo No. 1 geothermal power plant can achieve the designated level of capacity.

The Thermo Financing Agreements also include an engineering, procurement and construction agreement (the “EPC Agreement”) with our Thermo Subsidiary. Pursuant to the EPC Agreement, we agreed to oversee the engineering, procurement and construction of the geothermal power plant for the Thermo No. 1 project. In addition, we guaranteed the completion of the geothermal power plant construction and the payment of all services performed by the subcontractors. We expect to make the payments to the subcontractors, including cost overruns, if any, in the ordinary course of business. All intercompany transactions related to the EPC Agreement are eliminated in consolidation of the financial statements. Our liability under this agreement will continue until the guaranteed obligation is satisfied in full. We expect to complete our construction phase at the Thermo No. 1 project during the fourth quarter of 2009.

In connection with the Thermo Financing Agreements, we also entered into an amended and restated purchase contract (the “Amended and Restated Purchase Contract”) with UTCP relating to the purchase of generating units for the Thermo No. 1 project. The agreements relating to the purchase of the power generating units have since been assigned from UTCP to PWPS, as discussed under Note B. “Power Project Construction-In-Progress.” Under the terms of the Amended and Restated Purchase Contract, PWPS is required to allow us to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 project. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, then we will keep the retained portion of the purchase price as a liquidated damages payment. If the Thermo No. 1 project is not successfully completed as a result of any other reason, we will reimburse PWPS for any liquidated damages paid by PWPS. To secure payment of our obligations to reimburse PWPS under the Amended and Restated Purchase Contract, we provided a security interest to PWPS in five patents relating to our Transportation & Industrial segment. We believe that the likelihood that we will be obligated to reimburse PWPS for liquidated damages under the Amended and Restated Purchase Contract is “remote.” Accordingly, we estimate the maximum potential obligation and the related fair value of the obligation under the Amended and Restated Purchase Contract to be immaterial at this time. Therefore, no liability was recorded at June 30, 2009.

The Thermo Financing Agreements also contain a conditional redemption provision whereby the Thermo No. 1 geothermal power plant must achieve “Final Completion” by June 15, 2009. This deadline was subsequently extended to September 15, 2009. Final Completion is achieved when the facility successfully completes a 10-day production test to verify its operating capacity. If the Thermo No. 1 geothermal power plant fails to achieve certain levels of production, either the Class A Member or the debt holder could exercise its rights to require us to make a buy-down payment to the debt holder and the Class A Member. The buy-down payment is based upon a calculation that effectively gives the debt holder and the Class A Member the same economic return as if the facility were operating at full capacity. Any amounts payable under the buy-down provision to the debt holder or the Class A Member would be disbursed from cash in an escrowed account maintained at our Thermo Subsidiary totaling $4.5 million and amounts held back from the purchase price of the PWPS generating units under the terms of the Purchase Contract between the Thermo Subsidiary and PWPS totaling $4.3 million. If the buy-down payment is greater than these amounts, we would have to make up the difference out of general corporate funds. During August of 2009, management assessed the likelihood of successfully achieving “Final Completion” by September 15, 2009 and determined that it is probable that the Thermo No. 1 plant will not achieve “Final Completion” by September 15, 2009. This assessment is based upon delays we have experienced in completing drilling and other related items. The transaction documents provide for various payments in penalties in the event that “Final Completion” is not achieved by September 15, 2009.

We estimate that the failure to achieve “Final Completion” by September 15, 2009, would result in additional penalties of between $2.0 million to $3.0 million. However, based upon the recent enactment of the American Recovery Act of 2009 which provides for grants of up to 30% of the cost of construction and certain drilling costs of geothermal power plants in lieu of receiving production tax credits for the production of electricity, we are working with the debt holder and the Class A Member to restructure the tax equity ownership of the Thermo Subsidiary. Given our past history and positive working relationship with the debt holders and the Class A Member, we believe that the likelihood of incurring additional penalties is only “reasonably possible” and not “probable” as defined by the Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”. Accordingly, no liability was recorded relating to the estimated penalties at June 30, 2009. We cannot be certain, however, that we will be able to restructure the tax equity ownership of the Thermo Subsidiary in a manner that allows us to avoid incurring these penalties.

As of June 30, 2009, we did not have any letters of credit or repurchase obligations.

Contingently Vesting Warrants

See discussion of contingently vesting warrants in Note E. Warrants.

G. Non-controlling Interest

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

The Thermo Financing Agreements also contain certain complex liquidation preference provisions that require certain distributions to each of the members of the Thermo Subsidiary in the event of a liquidation. According to the Thermo Financing Agreements, upon liquidation of the Thermo Subsidiary and after payment of all outstanding debt, any remaining funds would be distributed in the following manner: (i) first, to both the Class A Member and the Company in the amount of the agreed upon initial capital contributions for tax purposes, (ii) second, to the Class A Member so that any shortfall in achieving its target internal rate of return of 15% would be achieved, and (iii) third, to both the Class A Member and the Company with an allocation of 5% to the Class A Member and 95% to the Company. To determine the non-controlling interest, we utilize a hypothetical liquidation at book value methodology at each balance sheet date. For the period ending March 31, 2009, we modified our hypothetical liquidation at book value methodology to include the recast-financial-statements approach. Under the hypothetical liquidation methodology, we utilize the recast-financial-statements approach which captures the initial relevant fair values of the assets and liabilities and follows generally accepted accounting principles for any additional transactions. We believe that the recast-financial-statements approach closely reflects the Class A Member’s claim on the Thermo Subsidiary’s book value at each balance sheet date because the tax equity financing documents with the Class A Member contain a liquidation preference. According to the recast-financial-statements approach, upon the initial sale of the membership interests, the assets and liabilities are hypothetically liquidated at the recast book value at the end of each period and the portions of the Class A Member’s claim relating to liquidation preferences are recorded as gains or losses. Because we have modified our hypothetical liquidation at book value methodology for the period ended March 31, 2009, certain differences result in the “Non-controlling interest” balance at March 31, 2009 as compared to the balance at December 31, 2008 and September 30, 2008. We treated these differences as a correction of an error in the first quarter of 2009. Based on our projected results for 2009, we do not believe that the correction of the error from the first quarter of 2009 will be material to our overall results for 2009. We will continue to monitor the materiality of this correction of an error through the third and fourth quarter of 2009.

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

Non-controlling interest totaled $27.1 million and $28.0 million at June 30, 2009 and December 31, 2008, respectively. Changes in non-controlling interest during the first and second quarter of 2009 are set forth below:

Non-controlling Interest	Quarter ended June 30, 2009
Balance at January 1, 2009	$28,025,116
Correction of error from prior period	(2,079,402)
Non-controlling interest from operations and liquidation preferences	819,470
Non-controlling interest from additional parent capital contributions	65,576

Balance at March 31, 2009	$26,830,760
Non-controlling interest from operations and liquidation preferences	204,960
Non-controlling interest from additional parent capital contributions	100,050

Balance at June 30, 2009	$27,135,770

From time to time, we are required to pay operating expenses on behalf of the Thermo Subsidiary, which result in decreases to the non-controlling interest.

In accordance with FASB Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities,” we classified “Non-controlling interest” outside of permanent equity because the Thermo Financing Agreements contain a conditional redemption provision that is based upon the occurrence of an event that is not solely within our control (see Note F. “Contingencies and Commitments” above). Upon satisfaction of the conditional redemption provision, the “Non-controlling interest” will be classified as permanent equity.

H. Common Stock

Stock-Based Compensation Plans

Options and warrants granted to employees and contractors are valued by applying the fair value based method to stock-based compensation in each period utilizing the Black-Scholes option pricing model, a generally accepted valuation model for determining the fair value of options. The maximum term of each option is ten years. With respect to stock options granted and warrants issued during the six months ended June 30, 2009 and 2008, the assumptions used in the Black-Scholes option-pricing model computations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.55%	2.71-3.66%	1.76-2.55%	2.67-3.66%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	106%	98-99%	106%	98-99%
Expected exercise life (in years)	6.5	6.0	6.5	6.0

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

Employee and Director Share Grants and Option Grants

We granted 24,712 and 49,216 shares of our common stock to employees as part of severance packages during the three and six months ended June 30, 2009. No shares were granted to employees during the first six months of 2008. In accordance with the board of directors’ compensation plan, we granted 130,000 shares to five independent directors at the 2009 Annual Meeting of Stockholders. These shares will fully vest and be delivered on the one year anniversary date of the 2009 Annual Meeting of Stockholders. We granted to our employees and directors options to purchase an aggregate of 12,000 and 75,000 shares of our common stock for the three and six months ended June 30, 2009, respectively.

We also granted to our employees and directors options to purchase an aggregate of 340,000 and 412,000 shares of common stock in the three and six months ended June 30, 2008, respectively. No vested options were forfeited or expired during the three and six months ended June 30, 2009, respectively. No vested options were forfeited or expired during the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2009, 183,375 and 234,225 unvested options were forfeited by employees. Zero and 91,375 unvested options were forfeited by employees during the three and six months ended June 30, 2008.

Third Party Share Grants

During the six months ended June 30, 2009, in settlement of an outstanding promissory note and outstanding payables to various vendors, we issued 319,574 restricted shares and 1,622,847 unrestricted shares of our common stock to settle outstanding debt totaling $6,240,500. As a result, we incurred a gain on the extinguishment of debt totaling $68,588.

Third Party Option and Warrant Grants

Stock options granted to non-employees for services requires expense recognition based on the fair value of the options. We calculate the fair value of options and warrants that have been granted by using the Black-Scholes pricing model.

No options were issued to third parties during the three and six months ended June 30, 2009 and 2008, respectively.

As discussed under Note D. “Short-Term and Long-Term Debt” above, each LOC Lender received LOC Warrants to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each LOC Warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The LOC Warrants have an exercise price of $6.00 per share. As of June 30, 2009, we had borrowed $13.4 million under the Line of Credit, all of which remained outstanding. Accordingly, as of June 30, 2009 the LOC Lenders had received LOC Warrants to purchase approximately 1,755,048 shares of our common stock at a strike price of $6.00 per share as a result of the amount borrowed.

See discussion of contingently vesting warrants and non-contingently vesting warrants issued during 2009 and 2008 in Note E. “Warrants” above.

The activity for stock options and warrants during the first six months of 2009 is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009:	14,552,558	$8.57
Granted	1,326,475	5.80
Exercised	—	—
Expired or forfeited	(50,850)	7.63

Outstanding at March 31, 2009:	15,828,183	$6.77	$4,872,767
Granted	676,176	3.61
Exercised	—	—
Expired or forfeited	(183,375)	11.91

Outstanding at June 30, 2009:	16,320,984	$6.63	$895,024

Exercisable at March 31, 2009:	12,036,478	$5.01	$4,807,347

Exercisable at June 30, 2009:	12,759,413	$5.08	$895,024

During the three and six months ended June 30, 2009, we issued zero shares of common stock as a result of option exercises, and zero shares of common stock as a result of warrant exercises, respectively. During the three and six months ended June 30, 2008, we issued 625 and 103,125 shares of common stock as a result of option exercises, and 1,990 and 3,990 shares of common stock as a result of warrant exercises, respectively. The total intrinsic value of options exercised in the three and six months ended June 30, 2009 was approximately $1,200 and $147,157, respectively. The total intrinsic value of warrants exercised in the three and six months ended June 30, 2008 was approximately $31,681 and $23,900, respectively. The cash received from exercises of options during the three and six months ended June 30, 2009 was zero. The cash received from exercises of options during the three and six months ended June 30, 2008 was approximately $3,869 and $486,744, respectively. The cash received from exercises of warrants during the three and six months ended June 30, 2009 was zero. The cash received from exercises of warrants during the three and six months ended June 30, 2008 was approximately $9,254 and $18,554, respectively.

The following tables summarize certain stock option and warrant information at June 30, 2009:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 – $5.75	9,056,603	8.74	$2.97	$895,024
$ 6.00 – $11.00	2,852,698	8.87	6.89	—
$11.01 – $17.20	4,378,350	5.82	13.90	—
$25.95	33,333	5.80	25.95	—

Total	16,320,984	7.97	$6.63	$895,024

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 3.00 – $5.75	8,632,282	8.82	$2.89	$895,024
$ 6.00 – $11.00	2,321,198	9.02	6.52	—
$11.01 – $17.20	1,772,600	5.82	13.47	—
$25.95	33,333	5.80	25.95	—

Total	12,759,413	8.43	$5.08	$895,024

The following table summarizes the non-vested stock options at June 30, 2009:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2009	1,624,204	$7.34
Granted	63,000	2.53
Vested	(194,649)	5.94
Forfeited	(50,850)	6.19

Non-vested at March 31, 2009:	1,441,705	$7.36
Granted	12,000	3.41
Vested	(108,759)	7.95
Forfeited	(183,375)	9.88

Non-vested at June 30, 2009:	1,161,571	$6.87

The following table summarizes the non-vested stock awards at June 30, 2009:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Outstanding at January 1, 2009:	30,084	$10.07
Granted	1,712,956	3.10
Vested	(1,336,264)	3.24
Forfeited	(500)	6.60

Outstanding at March 31, 2009:	406,276	$3.18
Granted	408,681	3.89
Vested	(684,957)	3.51
Forfeited	—	—

Outstanding at June 30, 2009:	130,000	$3.66

As of June 30, 2009, we had $8,242,153 of unrecognized compensation expense related to non-vested stock option grants and $477,450 of unrecognized compensation expense related to non-vested stock award grants. These expenses are expected to be recognized over a weighted average period of 1.80 years. As of June 30, 2009, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
Remainder of 2009:	$2,035,063
2010	3,529,062
2011	1,630,001
2012	1,173,340
2013	342,926
2014	9,211

Total:	$8,719,603

I. Net Loss Per Common Share

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on June 30, 2009:

	“In the Money”	“Out of the Money”
Warrants granted	5,861,622	5,667,894
Vested employee options	—	2,032,987
Unvested employee options	—	981,571
Vested contractor options	—	85,000
Unvested contractor options	—	95,000

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

Unvested and fully-vested and undelivered stock grants totaling 130,000 and 31,417 were outstanding on June 30, 2009 and 2008, respectively. None of these contingent shares have met the performance criteria for vesting. These warrants, options and share grants were not included in the calculation of diluted net loss per share because their effect was anti-dilutive. Our common stock underlying the call spread option transaction and forward stock purchase transaction would be recorded as treasury stock when delivered and; therefore, would be excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.

J. Fair Value Measurements

Effective January 1, 2008, we adopted the new accounting guidance relating to fair value measurements as required by the Fair Value Measurement Topic of the FASB Accounting Standards Codification, for financial instruments measured at fair value on a recurring basis. The new accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

Warrants

Effective January 1, 2009, we adopted the new accounting guidance relating to determining whether a financial instrument is indexed to its own stock as required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification. The adoption of the new accounting guidance can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (“down round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire shares of our common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Accordingly, we determined that the following warrants contained such provisions, thereby concluding they were not indexed to our common stock:

•	Series B warrants, exercisable for 25,243 shares of our common stock, that expire October 5, 2009

•	Contingent vesting warrants issued to Merrill Lynch, exercisable for 1,350,000 shares of our common stock, that expire January 16, 2015

•

Warrants issued to Fletcher to acquire shares of our common stock in an aggregate value of up to $20.0 million that may not exceed 7,458,532 shares of our common stock, exercisable at June 30, 2009 for 5,861,622 shares of our common stock, that expire November 14, 2018.

For further discussion of these financial instruments, refer to Note E. “Warrants” and Note H. “Common Stock.”

Beginning January 1, 2009, we recognize these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $7.2 million was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before January 1, 2009 and the amounts recognized in the consolidated balance sheet after January 1, 2009. The amounts recognized in the consolidated balance sheet on January 1, 2009 were determined based on the amounts that would have been recognized if the change had been applied from the issuance date of the warrants. We measured the fair value of these warrants as of March 31, 2009, and recorded a $0.9 million loss on derivatives to record the liabilities associated with these warrants at their respective fair values as of March 31, 2009. We also measured the fair value of these warrants as of June 30, 2009, and recorded a $7.9 million gain on derivatives for the quarter ended June 30, 2009 to record the liabilities associated with these warrants at their respective fair values as of June 30, 2009. We determined the fair values of these securities using the Binomial Lattice and Black Scholes valuation models when appropriate.

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at June 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,714	$0	$0	$12,714
Restricted cash	9,939,041	76,535	0	10,015,576

Total assets	$9,951,755	$76,535	$0	$10,028,290
Series B warrants	$0	$0	$5,591	$5,591
Merrill Lynch 2008 contingent vesting warrants	0	0	2,230,790	2,230,790
2008 private placement warrants	0	0	17,935,977	17,935,977

Total liabilities	$0	$0	$20,172,358	$20,172,358

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

We determined the fair value of the Merrill Lynch 2008 contingent vesting warrants and the 2008 private placement warrants using a Binomial Lattice valuation model that considered their down round provisions that reduce the exercise price if we issues new warrants or equity at a lower price. The model considered the historical volatility of our stock price. See discussion of variable inputs to the valuations of these warrants in Note E. “Warrants” above.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of June 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Total
Assets:
Balance as of January 1, 2009	$—
Total realized and unrealized gains (losses)	—

Balance as of March 31, 2009	$—
Total realized and unrealized gains (losses)	—

Balance as of June 30, 2009	$—
Liabilities:
Balance as of January 1, 2009	$27,171,713
Increase in fair value of derivative warrants (unrealized gain)	942,839

Balance as of March 31, 2009	$28,114,552
Decrease in fair value of derivative warrants (unrealized loss)	(7,942,194)

Balance as of June 30, 2009	$20,172,358

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts receivable, notes receivable, interest receivable, accounts payable and accrued liabilities approximate fair values because of the immediate or short-term maturities of these financial instruments.

The carrying value and estimated fair value of our debt instruments at June 30, 2009 were as follows:

	June 30, 2009
	Estimated Fair Value	Carrying Value
Long-term 9.5% senior secured note*	$25,330,000	$31,000,000
Long-term 8.00% convertible senior notes	30,525,000	56,088,685

Total liabilities	$55,855,000	$87,088,685

Due to the original issue discount, cash proceeds of debt are less than the face value of the debt. Therefore, the effective interest rate of 9.5% is greater than the 7.0% stated rate.

* Represents face value of debt without consideration of the original issue discount of $4,682,851 as of June 30, 2009.

K. Business Segments

The basis for presenting segment information results generally is consistent with our overall operating practices. We report operating segment information as required by the Business Segment Topic of the FASB Accounting Standards Codification, which establishes reporting standards for disclosure of operating segments. All consolidating items and corporate administrative costs are included in Corporate and Other.

Accordingly, the presentation below comprises financial information relating to our segments for the three and six months ended June 30, 2009 and 2008, respectively:

As of and for the Three Months Ended June 30, 2009	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$407,241	$—	$407,241
Segment Operating Loss	(585,064)	(4,586,248)	(2,760,686)	(7,931,998)
Depreciation, Amortization and Accretion	46,963	722,248	22,968	792,179
Interest Expense	—	762,733	3,054,594	3,817,327
Fixed Asset Purchases	—	210,610	—	210,610
Geothermal Well Field Drilling Purchases	—	2,355,211	—	2,355,211
Power Project Construction-in-Progress Purchases	—	905,252	—	905,252
Total Assets	$565,372	$139,672,259	$6,957,038	$147,194,669

As of and for the Three Months Ended June 30, 2008	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$5,880	$—	$—	$5,880
Segment Operating Loss	(1,199,684)	(3,102,021)	(2,213,240)	(6,514,945)
Depreciation, Amortization and Accretion	45,758	4,855	23,121	73,734
Interest Expense	—	20,000	1,017,770	1,037,770
Fixed Asset Purchases	46,324	14,166	15,037	75,527
Geothermal Well Field Drilling Purchases	—	10,909,267	—	10,909,267
Power Project Construction-in-Progress Purchases	—	11,404,664	—	11,404,664
Total Assets	$721,132	$55,814,836	$16,991,864	$73,527,832

As of and for the Six Months Ended June 30, 2009	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$407,241	$—	$407,241
Segment Operating Loss	(1,312,059)	(6,699,588)	(5,196,840)	(13,208,487)
Depreciation, Amortization and Accretion	96,768	725,916	46,350	869,034
Interest Expense	—	1,166,347	4,066,598	5,232,945
Fixed Asset Purchases	—	258,195	73,686	331,881
Geothermal Well Field Drilling Purchases	—	7,768,483	—	7,768,483
Power Project Construction-in-Progress Purchases	—	7,876,716	—	7,876,716
Total Assets	$565,372	$139,672,259	$6,957,038	$147,194,669

As of and for the Six Months Ended June 30, 2008	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$136,423	$—	$—	$136,423
Segment Operating Loss	(2,112,436)	(4,796,874)	(5,021,097)	(11,930,407)
Depreciation, Amortization and Accretion	87,917	9,990	52,129	150,036
Interest Expense	—	20,333	1,082,449	1,102,782
Fixed Asset Purchases	71,284	23,522	43,799	138,605
Geothermal Well Field Drilling Purchases	—	15,257,827	—	15,257,827
Power Project Construction-in-Progress Purchases	—	19,035,135	—	19,035,135
Total Assets	$721,132	$55,814,836	$16,991,864	$73,527,832

L. Supplemental Cash Information

For the six months ended June 30, 2009

•	We paid $3,274,490 for interest and $400 for income taxes.

•

We recorded four non-cash payments totaling $37,900 for 9,835 shares of our common stock issued to settle four outstanding invoices from a service provider for consulting relating to our PHEV project. The non-cash payment was equal to the fair market value of the shares on the date the shares were granted.

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

•

We recorded five non-cash payments totaling $3,500,000 for 70,197 restricted shares of our common stock, 1,004,094 unrestricted shares of our common stock, and 122,603 warrants to acquire shares of our common stock issued to settle an outstanding invoice from a service provider for construction of our Thermo No. 1 geothermal power plant. The non-cash payment approximated the fair market value of the shares on the date the shares were granted.

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

M. Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect this pronouncement to have a material impact on our financial condition, results of operations, or cash flows.

        In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Based upon current assumptions, we believe that adoption of SFAS 167 will not immediately change the designation of our Thermo Subsidiary from being a consolidated entity for financial statement purposes. However, we will continue to evaluate events under this new pronouncement that may result in the deconsolidation of the Thermo Subsidiary as they arise.

N. Subsequent Events

On July 6, 2009, we completed a registered direct offering of 8,550,339 units (“Units”) primarily to institutional investors. Each Unit consists of one share of our common stock, and one warrant to purchase 0.50 share of our common stock (the “Warrant”). The investors purchased the Units for a negotiated price of $2.98 per Unit, resulting in gross proceeds to us of approximately $25.5 million. Our net proceeds from the offering, after deducting placement agents’ fees and estimated offering expenses, were approximately $23.8 million. The per share exercise price of the Warrants is $4.62. The Warrants are exercisable at any time on or after the date of issuance and expire on the sixty month anniversary of issuance.

On July 22, 2009, we amended our Line of Credit. In connection with the Amendment, we paid $2.9 million of the loan principal and approximately $0.4 million of accrued interest. After taking these payments into account, the remaining principal balance outstanding under the Line of Credit was $10.5 million. In connection with the amendment, the due date of the remaining principal balance was extended until July 31, 2010, without an early payment penalty. However, the lenders who have funded a majority of the outstanding balance have the right to demand early repayment of all or part of the outstanding balance at any time after November 15, 2009. The principal balance, and any accrued interest thereon, can be paid in the form of cash or equity securities at our sole discretion. The interest rate remains unchanged at 10%.

As a result of the registered direct offering that we completed on July 6, 2009, we are obligated, to issue to Fletcher approximately 446,000 shares of common stock. This obligation resulted from a provision in the agreements relating to our 2008 private placement transaction with Fletcher, which requires us to issue additional shares to Fletcher if, prior to the first-year anniversary of the 2008 private placement transaction or any exercise of warrants by Fletcher, we engage in a public disclosure of our intention or agreement to engage in a sale or issuance of any shares of, or securities convertible into, exercisable or exchangeable for, or whose value is derived in whole or in part from, any shares of any class of our capital stock.

Subsequent to June 30, 2009, in settlement of outstanding payables to various vendors, we issued 51,816 restricted shares and 672,350 unrestricted shares of our common stock to settle outstanding debt totaling $1,509,900.

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

Overview

Our Company

We are an environmental energy technology company focused on geothermal power development and technology licensing. We operate two business segments: Power Systems and Transportation & Industrial. Our Power Systems segment develops clean, renewable geothermal electric power plants and bottom-cycling operations. Our Transportation & Industrial segment focuses on using our Symetron™ family of technologies to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we are employing a strategy to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our strategy, we aim to become both a producer of clean, geothermal electric power as well as a provider of electric and hybrid-electric vehicle technologies and products.

We are incorporated in Delaware. We are the successor to Raser Technologies, Inc., a Utah corporation, which was formerly known as Wasatch Web Advisors, Inc. Wasatch Web Advisors acquired 100% of our predecessor corporation in a reverse acquisition transaction in October of 2003. Prior to that transaction, our predecessor corporation was a privately-held company.

We have initiated the development of eight geothermal projects in our Power Systems segment to date, and we are currently in the development stage of well drilling and geothermal power plant construction to further develop viable geothermal resources. We have accumulated a large portfolio of geothermal interests in four western continental states and a geothermal concession in Indonesia. These geothermal interests are important to our ability to develop geothermal power plants. We continue to accumulate additional interests in geothermal resources for potential future projects.

We have incurred substantial losses since inception and we are not operating at cash breakeven. Our continuation as a going concern is dependent on efforts to secure additional funding, increase revenues, reduce expenses, and ultimately achieve profitable operations, any of which may be challenging given the current economic environment. If substantial losses continue, or if we are unable to secure sufficient additional funding on reasonable terms, liquidity concerns may require us to curtail or cease operations, liquidate or sell assets or pursue other actions that could adversely affect future operations.

Liquidity, Capital Requirements and Market Conditions

Although we are no longer considered a development stage company, our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include the obligation to repay amounts borrowed under our Line of Credit, which are due in July 2010 but may need to be repaid as early as November 2009. However, the principal balance and any accrued interest thereon, can be paid in the form of cash or equity securities at our sole discretion. In addition, if we fail to achieve “Final Completion” of our Thermo No. 1 geothermal power plant by September 15, 2009, we may incur penalties of between $2.0 million to $3.0 million. During 2008 and continuing through the first half of 2009, economic conditions have weakened significantly and global financial markets have experienced significant liquidity challenges. The current economic environment makes it challenging for us to access the liquidity that we need, on terms acceptable to us, to successfully pursue such development plans and operations. Although we have obtained additional funding in 2009, including, most recently, $23.8 million of net proceeds from a registered direct offering in July 2009, these recent sources of funding alone will be insufficient for us to properly execute our current business plan.

The cost of raising capital in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we will be unable to satisfy our existing obligations, or to execute our plans. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place, or pursue other actions that could adversely affect future operations. We intend to continue to seek financing arrangements from a variety of sources to fund our development activities, which may include the issuance of debt, preferred stock, equity or a combination of these instruments. We also continue to evaluate a variety of alternatives to finance the development of our geothermal power projects. These alternatives could include project financing and tax equity financing, government funding from grants, loan guarantees or private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into prepaid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties.

Federal and state governments have recognized the financing challenges faced by many businesses and have established programs to help companies engaged in the development of renewable energy projects. These programs include loan guarantee, government grant and other programs. As a result, a key part of our short-term strategy to obtain additional funding includes applications for loan guarantees and government grants. However, we cannot predict whether we will be able to successfully obtain loan guarantees or grants under these new government programs.

We have made or are in the process of making applications for funding under several stimulus programs established by the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) and other pre-existing programs. For example, we:

•	Have applied for a loan guarantee under a Department of Energy (“DOE”) program for energy projects utilizing innovative technologies;

•	Are preparing another application for DOE’s innovative technologies loan guarantee program;

•	Submitted an application for the DOE’s Advanced Technology Vehicle Manufacturing Loan Program in the second quarter of 2009; and

•	Have made several applications for certain geothermal and waste heat recovery programs created by the Recovery Act.

The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any cash flows we are able to generate. We cannot be certain that funding will be available to us on reasonable terms or at all.

Current Geothermal Power Projects

We have initiated the development of eight geothermal projects in our Power Systems segment to date. In April 2009, we began selling electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim pursuant to a power purchase agreement we previously entered into with Anaheim, and we have either obtained or are in the process of obtaining permits for the development of the other seven geothermal power projects we have initiated. The current status of development for each of these eight projects is described below. Other than certain permitting activities and engineering work currently being performed, the continued development of each of our projects is dependent on additional financing. While we would expect to seek project-specific financing arrangements for plant construction at these projects, including the forms of financing described above, we anticipate that we will need to fund some or all of our well field development activities from general corporate funds, which would typically be obtained through financing at the parent company level, if available. Due to uncertainties associated with the current economic environment, we cannot be certain that financing will be available to us on reasonable terms or at all. As a result, the timing for continued development at each of our projects is highly uncertain.

•

Thermo No. 1 Plant (Utah) We completed major construction of the cooling towers and transmission lines and installed the power generating units at the Thermo No. 1 geothermal power plant, located in Beaver County, Utah, in the fourth quarter of 2008. In April 2009, we began selling electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim pursuant to a power purchase agreement we previously entered into with Anaheim. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Thermo No. 1 power plant, please see our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

During the third quarter of 2009, we delivered 4,876 MW hours of electricity to the City of Anaheim. The Thermo No. 1 plant is currently producing approximately 5 MW (net) of electricity, which represents slightly less than half of the plant’s designed capacity. Thus far, we have been unable to operate the plant at full capacity due to insufficient heat from the production wells that provide geothermal water to the plant. As more fully described below, we believe that additional wells we have drilled or are in the process of drilling, together with some of the existing wells we are reworking, have the potential to increase the net power production to full capacity during the fourth quarter of 2009. However, we have not completed all of the necessary drilling and testing, and we cannot be certain the additional wells will allow us to operate the Thermo No. 1 plant at full capacity.

The net power produced by the Thermo No. 1 plant is purchased by the City of Anaheim, California pursuant to a renewable power purchase and sale agreement (the “Thermo PPA”), which we entered into on March 10, 2008, before the plant was constructed. Subject to certain conditions, the Thermo PPA provides for the delivery by the Thermo No. 1 plant of up to 11 megawatts of geothermal renewable power for 20 years. The Thermo PPA provides for a selling price of $78 per megawatt hour with a two percent per annum increase over the term of the Thermo PPA. Under the Thermo PPA, the City of Anaheim is also obligated to pay for the “wheeling costs,” or cost for transmission, of the electricity from the Thermo No. 1 power plant to the City of Anaheim.

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

At June 30, 2009, the total capitalized costs of the Thermo No. 1 project were $102.9 million, consisting of $62.1 million in plant construction and transmission line and interconnection costs, $38.4 million in well field development costs, and $2.4 million in land and lease acquisition and other costs. These costs will be amortized over the estimated useful life of the geothermal power plant, which is expected to be approximately 35 years. Amortization of the Thermo No. 1 geothermal power plant will begin in the second quarter of 2009. We have assessed the additional construction and drilling costs that we expect to incur so that the power plant will be able to operate at or near full capacity to be approximately $10 million.

We have drilled five production wells and two reinjection wells that we expect to utilize for the plant when it is operating at full capacity. We recently finished drilling an additional well that we expect to use as a production well pending the completion of well testing. We are currently drilling an additional well, which we expect to use as a production well. Initially, we believed that one of these additional wells would not need to be used for the Thermo No. 1 plant, but after further review we believe that both of these additional wells will be used by the Thermo No. 1 geothermal power plant. In addition to the completion of drilling and testing of these two newest wells, we expect to rework some of the existing wells in order to isolate cooler waters that may be entering the wells.

The expected production wells have demonstrated flow temperatures in commercially productive ranges of approximately 240 degrees Fahrenheit to 300 degrees Fahrenheit, with bottom-hole temperatures in excess of 350 degrees Fahrenheit. The geothermal resources utilized by the plant are believed to be renewable so long as the plant is operated at or below the maximum level studies indicate that the resource will support, all of the geothermal fluids are recycled without losses, and the hydrological balance of the geothermal resource is properly maintained.

In addition to the wells described above, we have drilled two wells that we, in consultation with our drilling and geothermal consultants, have determined to be non-commercial wells. However, we may conduct further testing of one of these wells in the future to determine whether it can be stimulated to increase its production through a variety of commonly-used well stimulation techniques.

Our ability to operate the Thermo No. 1 plant at full capacity depends significantly on the characteristics of the additional production wells we expect to use for the plant. The wells need to provide sufficient heat at flow rates that can be maintained without a significant increase in the parasitic load associated with the plant. The parasitic load refers to the amount of electricity used by the plant to maintain operations. A significant portion of the parasitic load results from pumps and other equipment used to maintain the flow of geothermal water from the earth through the plant and back into the earth through reinjection wells. Generally, water with a higher temperature will allow the plant to operate with a lower rate of flow, which results in a decrease in the parasitic load because less electricity is required to maintain the necessary flow rate. Water with lower temperatures, on the other hand, requires a higher flow rate to operate the plant, which increases the parasitic load. Unless the water produced by a well is hot enough to increase the amount of power generated by the plant and available for sale, and the increase is sufficient to compensate for the cost of purchasing power to satisfy any resulting increase in parasitic load, the well will not result in a net increase in the revenue from the plant. Therefore, the overall temperature of the water produced by the production wells is critical to our ability to operate the plant at full capacity. We satisfy the parasitic power requirements at the Thermo No. 1 plant by purchasing electricity from the local electrical utility. We are able to purchase this power at rates lower than the rates we are able to sell the power generated by the plant under the applicable power purchase agreements. This allows us to economically sell all of the power resulting from an increase in the amount of power generated by the Thermo No. 1 plant as long as the value of that power exceeds the value of the power we purchase to satisfy any related increase in the parasitic load. We are also limited by the amount of water our reinjection wells can return to the earth. Additional reinjection wells may be required if the current wells exceed their capacity to reinject water to the geothermal source. While we believe the additional production wells we expect to use for the plant have the potential to increase the net production at the plant to full capacity, we cannot be certain that the wells will increase net production until the wells are brought online and the impact to the parasitic load at the plant has been determined. Similarly, we may elect to rework marginal wells where we estimate we may be able to increase the temperature by blocking off zones where the water is cooler. We cannot be certain that this rework will generate an economic return and net production increase until the wells are brought online and the impact to the parasitic load has been determined.

Assuming we are able to increase production at the Thermo No. 1 plant to full capacity, we are also currently evaluating the expansion of the Thermo No. 1 plant by including a bottom-cycling operation. In the bottom cycling operation, the discharged geothermal water from the main plant would be cascaded through a second set of power generating units, extracting more heat to generate additional power. The expanded project is referred to as the Thermo No. 1A project. The economics of the Thermo No. 1A project would benefit from the transmission infrastructure, cooling towers and established well field already in place at the Thermo No. 1 plant. The Thermo No. 1A project may be able to generate up to an additional 5 MW of power. We expect that, if feasible, Thermo No. 1A will enhance the economics of Thermo No. 1 because of project cost savings from eliminating drilling, transmission upgrades, and cooling tower costs. Unless we are able to increase the production of Thermo No. 1 to full capacity, however, it is unlikely that the bottom cycling operation will be viable.

We have experienced certain delays and cost overruns on the Thermo No. 1 project. The Thermo No. 1 geothermal power plant is the first ever large-scale commercial application of the Pratt & Whitney Power Systems (“PWPS”) power generating units and the first plant built under our rapid-deployment approach so such delays and overruns are not entirely unexpected. Some of the key drivers of the delays and cost overruns are as follows:

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

•

Lightning Dock Plant (New Mexico): We acquired the Lightning Dock project in 2007 in an acquisition transaction. Pursuant to the transaction, we purchased a United States Bureau of Land Management (“BLM”) lease and other miscellaneous assets totaling $4,140,000 (the “Purchase”). Numerous exploratory wells and two production wells were drilled prior to our acquiring the site. Subject to obtaining adequate financing, we intend to build a geothermal power plant at Lightning Dock with an estimated generating capacity of approximately 10 to 15 MW. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Lightning Dock project, please see our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

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

We have received 48 PWPS power generating units and most of the essential major equipment needed for construction of the Lightning Dock plant. The purchase contract related to these generating units was, however, terminated under the PWPS Agreement and title to the units was transferred back to PWPS. PWPS is electing to keep the units at the Lightning Dock site in anticipation that we will enter into a new purchase contract for those units at the appropriate time, once we have obtained the necessary permitting and financing to proceed with further development of the project.

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

We currently anticipate that the total costs of the completed Lightning Dock geothermal power plant will range from $58 to $70 million, including the costs of well field development and transmission line construction. Continued development of the Lightning Dock plant, other than the permitting and engineering work currently being performed, will be dependent on additional financing.

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

•

Thermo No. 2 and No. 3 Plants (Utah): In March of 2008 we concluded with a high degree of confidence that the Thermo area contained a commercially viable geothermal resource which could support additional power plants. When it became clear that the geothermal resource located on our leased lands in the Thermo area could support more than just the Thermo No. 1 project, we began preliminary planning for the Thermo No. 2 and Thermo No. 3 projects including preparing permit applications, securing water rights, filing for transmission interconnection, securing rights of way for the expected new transmission line, and beginning environmental work. These permits include, among others, air quality permits, hazardous materials permits, and storm water discharge permits. While construction of the Thermo No. 1 geothermal power plant has been ongoing, we have begun obtaining the necessary permits for the Thermo No. 2 project and the Thermo No. 3 project. The Thermo No. 2 geothermal power plant is expected to be located on an approximately 480 acre portion of a 11,000 acre private lease and the Thermo No. 3 geothermal power plant is expected to be located on an approximately 480 acre parcel owned by the Utah School and Institutional Trust Lands Administration. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Thermo No. 1 power plant, please see our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

As of June 30, 2009, we have not entered into power purchase agreements for the sale of the power to be generated from the Thermo No. 2 and Thermo No. 3 geothermal power plants.

Continued development of the Thermo No. 2 and Thermo No. 3 plants, other than the permitting and engineering work currently being performed, will be dependent on additional financing.

•

Klamath Falls Plant (Oregon): We have obtained the necessary zoning permit and drilling permit to drill the first well at our Klamath Falls project. We are in the process of obtaining the necessary water change permit for reinjecting water into the ground, along with permits for construction, air quality and other permits necessary to begin construction of our geothermal power plant. We have performed some preparations at the site, but have not begun drilling activities. Continued development of the Klamath Falls plant, other than the permitting work currently being performed, will be dependent on additional financing. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Klamath Falls project, please see our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

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

•

Truckee Plant (Nevada): We have obtained the drilling, construction, air quality, water reinjection, water quality and other permits that are necessary to begin drilling at the Truckee site. We are in the process of obtaining the environmental assessment from the BLM that will enable us to construct the Truckee plant. We drilled the first well at this site in the fourth quarter of 2007. However, the results of the first well have been inconclusive. We will have additional independent geologic studies performed before we proceed with any additional drilling. With other projects showing greater geothermal resources, we expect to seek funding to continue the development of our other projects ahead of the Truckee project. Further development on the Truckee resource will be dependent upon more positive geological studies and the availability of financing for the resource. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Truckee project, please see our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Pursuant to the terms of the BLM leases, annual delay rental payments total $15,000. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant.

As of December 31, 2008, we performed an impairment review of the Truckee well and determined that it should be impaired. The circumstances that led to the impairment of the Truckee well are primarily due to the current world-wide economic conditions that have led to tightening credit markets. Because of the tightening credit markets, we determined that our access to capital may be constrained in the future. Accordingly, we prioritized our cash uses, concentrating our efforts on our largest known resources. As a result, the future undiscounted cash flows from the Truckee well have become uncertain because of the re-prioritization of our projects based upon the changing economic conditions. Therefore, we considered our ability to secure sufficient financing necessary to continue drilling at the Truckee project and determined it was uncertain if we would be able to finance continued drilling at the Truckee project in the near term in addition to our other projects of higher priority. Because of this uncertainty, we expensed $3.0 million in the Power Systems segment in the fourth quarter of 2008. However, management believes that the Truckee well could still be used in the production of electricity as either a production or reinjection well in the future should the appropriate financing be obtained.

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

•

Devil’s Canyon Plant (Nevada): We have obtained drilling permits for up to eight production wells and three reinjection wells at our Devil’s Canyon project. We are in the process of obtaining the necessary environmental assessment permit from the BLM, water change permit for reinjecting water into the ground, construction, air quality, environmental and other permits necessary to begin construction of our geothermal power plant. We have not yet begun drilling activities. Continued development of the Devil’s Canyon plant, other than the permitting work currently being performed, will be dependent on additional financing. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Devil’s Canyon project, please see our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Annual delay rental payments of $20,000 are due on each anniversary date of the geothermal leases relating to the Devil’s Canyon project until production begins.

Our Devil’s Canyon geothermal leases are located on ranches that contain a shed with no other structures.

In addition to the lease acquisition costs for the Devil’s Canyon project totaling $45,600, we incurred permitting costs totaling $77,100.

•

Trail Canyon Plant (Nevada): We have not yet obtained any permits for the Trail Canyon project. We are in the process of obtaining the necessary environmental assessment permit from the BLM, and are moving forward with drilling permits, the water change permit for re-injecting water into the ground, construction, air quality and other permits and rights of way necessary to begin construction of our geothermal power plant. Accordingly, we have not yet begun drilling activities. Continued development of the Trail Canyon plant, other than the permitting work currently being performed, will be dependent on additional financing. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Trail Canyon project, please see our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Annual delay rentals with respect to the leases total $635 on each anniversary date until production of electricity begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by these leases, royalties are owed to the respective landowners based on a percentage of electrical sales from the plant.

In addition to the lease acquisition costs for the Trail Canyon project totaling $179,600, we incurred permitting costs totaling $171,700.

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

In addition to the projects currently under development, we intend to initiate the development of additional projects. However, our ability to initiate new projects will depend on a number of factors, including the availability of adequate financing, the availability of adequate geothermal resources, the demand for renewable power, the number of projects we have under development, and our available resources to devote to our project development efforts.

Results of Operations

We completed the major construction of the cooling towers and transmission lines and installed the PWPS power generating units at our Thermo No. 1 project in October 2008. The Thermo No. 1 power plant began generating nominal quantities of “test” electricity in December 2008. We began delivering electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim in April 2009 pursuant to a power purchase agreement we previously entered into with Anaheim. Subject to the risks and uncertainties described elsewhere in this report, we expect the plant to become operational at or near full capacity in the fourth quarter of 2009. Although our Thermo Subsidiary began generating revenues under the Thermo PPA during 2009, the expected revenues and cash flows received by Raser, the parent company of Thermo No. 1 will not have a material effect on our liquidity or our needs for additional financing.

Our Transportation & Industrial segment expects to begin to generate modest revenues in the future from contracts we have entered into for the development of extended range PHEV demonstration vehicles. Our Transportation & Industrial segment will not generate significant revenues or cash flows unless we are able to license our SymetronTM technologies to third parties. Although progress is being made by each of our business segments, significant revenues may not be generated as expected by either of our segments, if at all.

We have incurred significant losses since our inception. As of June 30, 2009, we had incurred an accumulated deficit of approximately $99.9 million on cumulative revenues since inception of approximately $1.4 million. Our net losses applicable to common stockholders for the six months ended June 30, 2009 and 2008 totaled $10.4 million and $12.9 million, respectively.

During the six months ended June 30, 2009, our average monthly cash expenditure rate for operations remained relatively flat at approximately $1.6 million per month compared to the six months ended June 30, 2008. The current spending rate primarily comprises slightly lower professional services associated with power plant design, financing and tax structures and general engineering totaling $0.5 million per month. This decrease was offset by increased payroll costs, certain expenses related to the construction of the Thermo No. 1 geothermal power plant, and miscellaneous fees due incurred as a result of our deposit refund from PWPS. Provided we have sufficient cash available, we expect that our average monthly cash expenditure rate will begin to increase again as we implement our plans to develop additional geothermal power plants.

For the six months ended June 30, 2009, our operating expenses consisted primarily of cost of sales, general and administrative expenses, power project development expenses and research and development expenses. Cost of revenue incurred for the current year periods presented primarily includes the direct costs of operating our geothermal power plant such as the wheeling costs (wheeling costs are reimbursed by the City of Anaheim), commissions, royalties, costs of electricity (referred to as parasitic load) to operate well pumps and equipment, geothermal engineering consulting, depreciation and other direct overhead related costs. Cost of revenue incurred during prior periods also includes the direct labor, materials and overhead expenses required to perform work on research and development subcontracts which have now been completed.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$407,241	$5,880	$407,241	$136,423
Cost of revenue
Direct costs	857,645	—	857,645	74,112
Depreciation and amortization	710,775	—	710,775	—

Gross margin	(1,161,179)	5,880	(1,161,179)	62,311

Operating expenses
General and administrative	2,775,815	2,224,758	5,281,332	5,005,414
Power project development	3,425,070	3,102,037	5,538,410	4,889,091
Research and development	569,934	1,194,030	1,227,567	2,163,213

Total operating expenses	6,770,819	6,520,825	12,047,309	12,057,718

Operating loss	(7,931,998)	(6,514,945)	(13,208,488)	(11,995,407)
Interest income	26,425	111,542	88,804	171,276
Interest expense	(3,817,327)	(1,037,770)	(5,232,945)	(1,103,282)
Gain on derivative instruments	7,942,193	—	6,999,354	—
Other	—	—	(131,412)	75,775

Loss before income taxes	(3,780,707)	(7,441,173)	(11,484,687)	(12,851,638)
Tax benefit (expense)	—	—	—	—

Net loss	$(3,780,707)	$(7,441,173)	$(11,484,687)	$(12,851,638)
Non-controlling interest in the Thermo No. 1 subsidiary	(204,960)	—	1,054,971	—

Net loss applicable to common stockholders	$(3,985,667)	$(7,441,173)	$(10,429,716)	$(12,851,638)

Loss per common share-basic and diluted	$(0.06)	$(0.13)	$(0.16)	$(0.23)

Weighted average common shares-basic and diluted	65,489,000	56,118,000	64,922,000	56,070,000

Comparison of Three Months Ended June 30, 2009 and 2008

Revenue

During the three months ended June 30, 2009, we recognized revenue totaling $0.4 million as compared to $6,000 during the same period in 2008. During the second quarter of 2009, we began selling electricity generated by our Thermo No. 1 geothermal power plant to the City of Anaheim. During the second quarter, we generated approximately 4,876 MW hours of electricity which was sold at a price of $78.00 per MW.

Operating Expenses

Cost of revenue. Cost of revenue for the three months ended June 30, 2009 totaled $1.6 million compared to zero for the same period in 2008. The increase in cost of sales for 2009 was primarily due to sales of electricity from Thermo No. 1 during the second quarter of 2009. Cost of revenue includes depreciation expense totaling $0.7 million, parasitic load costs totaling $0.2 million, consulting and insurance costs totaling $0.2 million; maintenance costs for the Thermo No. 1 power generating units totaling $0.2 million; and payroll related costs totaling $0.1 million.

General and Administrative. General and administrative expenses increased to approximately $2.8 million for the three months ended June 30, 2009 from approximately $2.2 million for the three months ended June 30, 2008. This increase was primarily to increased franchise taxes in the State of Delaware, fees paid to Merrill Lynch and Prudential that extended the substantial completion date for the Thermo No. 1 plant, and additional rent expense in 2009 to associated with extending the lease for our corporate office space totaling $0.4 million. Professional services also increased $0.2 million during the second quarter of 2009 over the second quarter of 2008 as a result of increased printing and audit costs associated with the filing of our annual report on Form 10-K. Equity-based non-cash employee and service provider compensation expense remained relatively flat at $0.5 million in the second quarter of 2009 compared to the same the period of 2008. Other employment related costs remained relatively flat during the second quarter of 2009 compared to the second quarter of 2008, reflecting constant average salaries and employment levels for administrative employees.

Power Project Developments. Power project development expenses during the three months ended June 30, 2009 totaled $3.4 million as compared to $3.1 million for the three months ended June 30, 2008. This increase was primarily due to employment related costs resulting from increased employment levels for power project development employees to execute our business plan totaling $0.2 million. Equity-based non-cash employee and contractor compensation for the three months ended June 30, 2009 remained relatively flat as compared to the second quarter of 2008. During the three months ended June 30, 2009, professional services decreased $1.7 million from the second quarter of 2008. The decrease in professional services was due primarily to a decrease in geological engineering services resulting from the completion of certain phases of construction at Thermo No. 1 during the prior year. Miscellaneous expenses also increased by approximately $1.6 million during the second quarter of 2009 over the second quarter of 2008. The increase was due primarily to a cancellation fee relating to a deposit refund from PWPS.

Research and Development. Research and Development expense decreased from $1.2 million in the three months ended June 30, 2008 to $0.6 million for the three months ended June 30, 2009. Equity based non-cash employee compensation remained relatively flat during the three months ended June 30, 2009 compared to the same period in 2008. This was due primarily to offsetting factors relating to decreasing headcount from the prior year while issuing stock grants to employees as part of their severance agreements during the current year as a result our decision to reduce the cash requirements at our design center. Because we reduced our employment levels at the design center, cash based employee compensation decreased $0.2 million during the three months ended June 30, 2009 from the second quarter of 2008. Professional services decreased by approximately $0.3 million during the three months ended June 30, 2009 compared to the same period in 2008 due primarily to the substantial completion of the consulting work relating to the PHEV early in 2009. The portion of engineering expenses relating to testing of materials decreased during the three months ended June 30, 2009 over the comparable 2008 period by approximately $0.1 million.

Interest and Other Income.

Interest income for the three months ended June 30, 2009 decreased approximately $0.1 million compared to the same period in 2008 reflecting relatively lower average monthly cash balances and interest rates due to the current economic environment. Interest expense during the three months ended June 30, 2009 increased $2.8 million over the three months ended June 30, 2008 primarily due to placing the Thermo No. 1 plant into service during the first quarter of 2009. Once the plant was placed into service, we could no longer capitalize interest expense associated with the financing for the construction of the plant. Gain on derivative increased $7.9 million during the three months ended June 30, 2009 compared to the second quarter of 2008 due primarily to a decrease in the fair value of outstanding warrants that contain anti-dilutive features.

Non-controlling Interest.

Non-controlling interest represents the non-controlling tax equity partner’s claim on the assets of Thermo No. 1. In previous filings, non-controlling interest was referred to as minority interest. Non-controlling interest increased approximately $0.2 million during the second quarter of 2009 compare to the three months ended June 30, 2008 due primarily to the accrual of liquidation preferences in accordance with the Thermo Financing Agreements. There was no non-controlling interest during the three months ended June 30, 2008.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenue

During the six months ended June 30, 2009, we recognized revenue totaling $0.4 million compared to $6,000 during the same period in 2008. During the second quarter of 2009, we began selling electricity generated by our Thermo No. 1 geothermal power plant to the City of Anaheim. During the second quarter, we generated approximately 4,876 MW hours of electricity which was sold at a price of $78.00 per MW.

Operating Expenses

Cost of revenue. Cost of revenue for the six months ended June 30, 2009 and 2008 totaled $1.6 million compared to $0.1 million for the same period in 2008. The increase in cost of sales for 2009 was due primarily to sales of electricity from Thermo No. 1 during the second quarter of 2009.

General and Administrative. General and administrative expenses increased to approximately $5.3 million for the six months ended June 30, 2009 from approximately $5.0 million for the six months ended June 30, 2008. This increase was due primarily to increased from franchise taxes in the State of Delaware, fees to Merrill Lynch and Prudential that were incurred to extend the substantial completion date for the Thermo No. 1 plant, and additional rent expense in 2009 associated with extending the lease for our corporate office space. Although we experienced additional costs associated with the filing of our annual report on Form 10-K during the second quarter of 2009 as noted above, professional services decreased $0.3 million overall during the first half of 2009 compared to the first half of 2008. The decrease was due primarily to lower professional fees associated with designing tax equity and financing structures. These fees were higher during the 2008 period due to the negotiation of the commitment letter we obtained from Merrill Lynch and the financing we obtained for the Thermo No. 1 plant. Equity-based non-cash employee and service provider compensation expenses remained relatively flat during the six months ended June 30, 2009 compared to the same the period of 2008. Cash based employee compensation also remained relatively flat during the six months ended June 30, 2009 compared to the same the period of 2008 as a result of minimal administrative employee turnover.

Power Project Developments. Power project development expenses during the six months ended June 30, 2009 totaled $5.5 million as compared to $4.9 million for the six months ended June 30, 2008. This increase was due primarily to employment related costs of $0.7 million resulting from increased power project development employment levels to execute our business plan. Equity-based non-cash employee and contractor compensation for the six months ended June 30, 2009 increased $0.1 million over the second quarter of 2008 as a result of stock option grants to new employees and stock grants to a consultant who provided services in connection with our Lightning Dock project. Miscellaneous expenses also increased during the first half of 2009 approximately $1.6 million over the first half of 2008. The increase was due primarily to a cancellation fee relating to a deposit refund from PWPS. These increases were offset by a decrease in professional services of approximately $2.4 million during the six months ended June 30, 2009 compared to second quarter of 2008. The decrease in professional services was due primarily to a decrease in in geological engineering services resulting from the completion of certain phases of construction at Thermo No. 1 during the prior year. In addition, during the second quarter of 2009 we expensed $0.1 million of testing costs relating ot a well at our Thermo No. 1 project. We had previously determined that this well had been impaired and, accordingly, all subsequent testing costs were expensed rather than capitalized.

Research and Development. Research and Development expense decreased from $2.2 million in the six months ended June 30, 2008 to $1.2 million for the six months ended June 30, 2009. Equity based non-cash employee compensation increased by approximately $0.1 million during the six months ended June 30, 2009 as compared to the same period in 2008. This increase was due primarily to issuing stock grants to employees as part of their severance agreements as a result of our decision to reduce the cash requirements at our design center. Because we reduced our employment levels at the design center during the latter part of the second quarter of 2009, cash based employee compensation decreased approximately $0.2 million from the six months ended June 30, 2008. Professional services decreased by approximately $0.5 million during the six months ended June 30, 2009 compared to the same period in 2008 due primarily to the substantial completion of the consulting work relating to the PHEV early in 2009. The portion of engineering expenses that could be attributed to cost of sales decreased by approximately $0.4 million during the six months ended June 30, 2009 over the comparable 2008 period by approximately due to a decrease in the amount of materials consumed in testing.

Interest and Other Income.

Interest income for the six months ended June 30, 2009 decreased approximately $0.1 million compared to the same period in 2008 reflecting a decrease in average monthly cash balances and related interest rates. Interest expense increased $4.2 million during the six months ended June 30, 2009 over the six months ended June 30, 2008 primarily due to placing the Thermo No. 1 plant into service during the first quarter of 2009. Once the plant was placed in service, we could no longer capitalize interest expense associated with the financing for the construction of the plant. Gain on derivative increased $7.0 million during the six months ended June 30, 2009 compared to the second quarter of 2008 due primarily to the decrease in the fair value of outstanding warrants that contain anti-dilutive features.

Non-controlling Interest.

Non-controlling interest represents the non-controlling tax equity partner’s claim on the assets of Thermo No. 1. In previous filings, non-controlling interest was referred to as minority interest. Non-controlling interest for the six months ended June 30, 2009 includes an adjustment resulting from a correction of an error from a prior period that resulted from modifying our hypothetical liquidation at book value computation to include a basis difference that arises under the recast-financial-statements approach. Such modification resulted in a decrease in non-controlling interest during the six months ended June 20, 2009 totaling $2.1 million.

Non-controlling interest also decreased due to certain operating expenditures that we paid on the Thermo Subsidiary’s behalf totaling $0.2 million. Non-controlling interest increased during the second quarter of 2009 due to accruing liquidation preferences in accordance with the Thermo Financing Agreements totaling $1.1 million. There was no non-controlling interest during the six months ended June 30, 2008. In previous filings, non-controlling interest was referred to as minority interest.

Liquidity and Capital Resources

Cash and Cash Equivalents	June 30, 2009	December 31, 2008
Cash	$984	$59,492
Money Market Account	11,730	1,475,328

Total	$12,714	$1,534,820

Liquidity and Certain Commitments

At June 30, 2009, we had approximately $13,000 in cash and cash equivalents. Subsequent to June 30, 2009, we completed a $25.5 million registered direct equity offering. Our net cash proceeds from this offering were approximately $23.8 million after deducting fees and expenses. Our operating activities used approximately $18.7 million and $5.2 million of cash during the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, we had approximately $22.2 million in accounts payable and accrued expenses, which reflects a decrease in accounts payable and accrued expenses of approximately $34.3 million from March 31, 2009. The decrease in accounts payable and accrued expenses during the second quarter was due primarily to an agreement we entered into with PWPS. The PWPS Agreement terminated certain agreements that had been assigned to PWPS from UTCP relating to the purchase of power generating units. Under the terms and conditions of the PWPS Agreement, we agreed to transfer title for 113 power generating units to PWPS. We had previously taken delivery of the power generating units, and the cost of the units was previously capitalized and included in accounts payable and accrued expenses. The PWPS Agreement eliminated our obligation to pay for these units, resulting in a reduction to our accounts payable and accrued expenses.

Approximately $4.3 million of the $22.2 million of accounts payable and accrued expenses represents the remaining balance owed to PWPS for power generating units purchased for our Thermo No. 1 plant. These amounts are expected to be paid from our restricted cash balances, which totaled $9.9 million at June 30, 2009, upon successful completion of tests to be performed on the units. The remaining balance of the accounts payable and accrued expenses consists of amounts owed for well field development, other equipment and construction costs for the Thermo No. 1 project and for general and administrative costs.

Although we are no longer considered a development stage company, our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include the obligation to repay the remaining balances borrowed under our Line of Credit, which are due in July 2010 but may need to be repaid as early as November 2009. The principal balance, and any accrued interest thereon, can be paid in the form of cash or equity securities, at our sole discretion.

During 2008 and continuing through the first half of 2009, economic conditions have weakened significantly and global financial markets have experienced significant liquidity challenges. The current economic environment makes it challenging for us to access the liquidity that we need, on terms acceptable to us, to successfully pursue such development plans and operations. Although we have obtained and additional $23.8 million in net proceeds from the registered direct equity offering in July 2009, these recent sources of funding will be insufficient for us to properly execute our current business plan.

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

We are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts. Until we are in a position to generate significant revenues, we will need to continue to secure additional funds to continue operating as a going concern. We intend to continue to seek financing arrangements from a variety of sources to fund our development activities, which may include the issuance of debt, preferred stock, equity or a combination of these instruments. For example, in June 2009, we filed a universal shelf registration statement on Form S-3 that permits us, from time to time, to offer and sell various types of securities, including our common stock. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all.

In addition to funding for general corporate purposes, well field development and certain other general development expenses, we will need to finance each of the geothermal power projects we intend to develop. We intend to continue to evaluate a variety of alternatives to finance the development of our geothermal power projects. These alternatives could include project financing and tax equity financing, government funding from grants, loan guarantees and private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into pre-paid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all.

Federal and state governments have recognized the financing challenges faced by many businesses and have established programs to help companies engaged in the development of renewable energy projects. These programs include loan guarantee, government grant and other programs. As a result, a key part of our short-term strategy to obtain additional funding includes applications for loan guarantees and government grants. We have made or are in the process of making applications for funding under several stimulus programs established by the Recovery Act and other pre-existing programs. For example, we:

•	Have applied for a loan guarantee under a DOE program for energy project utilizing innovative technologies;

•	Are preparing an additional application under the DOE’s innovative technologies loan guarantee program;

•	Submitted an application for the DOE’s Advanced Technology Vehicle Manufacturing Loan Program in the second quarter of 2009;

•	Submitted an application for plug-in hybrid vehicle grants under the Recovery Act; and

•	Have submitted several applications for certain geothermal and waste heat recovery programs created by the Recovery Act.

As more fully described below, we have obtained financing for the Thermo No. 1 project pursuant to our commitment letter with Merrill Lynch (the “Commitment Letter”). The Commitment Letter remains in force and available for us to seek potential funding for additional projects in accordance with the terms and conditions of the Commitment Letter. However, we expect to have discussions with Merrill Lynch in the near future regarding the potential termination of the Commitment Letter. Since entering into the Commitment Letter, Merrill Lynch has experienced some significant changes in its operations, including the merger of its parent company with Bank of America Corporation. During this same period, we have established relationships with other investment banks and financial institutions. We have lessened our overall involvement with Merrill Lynch, and the Recovery Act of 2009 has provided for a grant in lieu of production tax credits, which gives us an alternative to Merrill Lynch tax credit equity. For these and other reasons, we believe it may be desirable for Merrill Lynch to terminate the Commitment Letter, and they have indicated to us that they would like to discuss the status of the Commitment Letter. A termination of the Commitment Letter may also provide us with additional flexibility and other advantages. Although we expect to discuss this matter with Merrill Lynch in the near future, we have not yet had any substantive discussions with Merrill Lynch regarding the potential termination of the Commitment Letter. As a result, we cannot predict whether the Commitment Letter will be terminated. If the Commitment Letter is terminated, we will need to seek funding from other sources, which could adversely affect the timing and costs of our future projects. We intend to continue discussions with other potential sources of capital interested in investing in geothermal energy. We believe there are other potential capital sources that would be interested in participating as an additional partner in the financing of our future plants.

In order to seek funding for our projects in accordance with the Commitment Letter or other sources of project financing, we must first develop at least a portion of a well field and demonstrate that the well field is sufficient to support the planned power plant. Costs to develop a well field for our power plants can be significant. We anticipate that we will fund well field development activities from general corporate funds if available or other potential arrangements. We will need to obtain the necessary financing for well field development and develop adequate well fields to support one or more of our current projects before we will be in a position to seek financing under the Commitment Letter or other sources of project financing for the development of the applicable power plant. Due to uncertainties associated with the current economic environment, we cannot be certain that financing will be available to us on reasonable terms or at all. As a result, the timing for continued development at each of our projects is uncertain.

As part of our geothermal power project development efforts, we have made a variety of financial commitments. These commitments allow us to order and purchase generating units, transformers, pumps, cooling towers, transmission lines, power substations, fire safety equipment and other major electronic components for use in our geothermal power plants. We also have obligations to pay delay rentals and other expenses associated with the geothermal resources on properties in which we have acquired an interest. As of June 30, 2009, we were obligated to pay the vendors and the lessors of our geothermal leases approximately $12.1 million in 2009; $1.3 million in 2010; $1.4 million in 2011; $1.5 million in 2012; and $1.5 million in 2013. Consolidated Statements of Cash Flows

Operating Activities. Cash consumed by operating activities for the six months ended June 30, 2009 consisted primarily of a net loss of approximately $10.4 million, adjusted for approximately $2.0 million of stock-based compensation and stock issued for services, deferred financing amortization relating to raising capital through debt issuances totaling $3.1 million and depreciation, amortization and accretion expenses totaling $1.0 million. Accounts payable and accrued liabilities decreased $42.3 million to $22.2 million at June 30, 2009, which included a $26.4 million reduction in accounts payable as a result of the PWPS Agreement, as described above. Accounts receivable from the City of Anaheim increased by $0.2 million relating to the generation of electricity by our Thermo No. 1 plant. Other assets decreased by approximately $0.4 million due to the refund of a deposit relating to completion of the Thermo No. 1 transmission lines. We also adjusted our net loss for the non-controlling interest in our Thermo No. 1 subsidiary totaling $1.1 million and recognized gain on derivatives totaling $7.0 million due to decreases in the fair value of our warrants that have been classified as liabilities due to price reset features contained in the warrants.

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

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. As of June 30, 2009, we had $11,000 of cash in our money market account, which was invested with AIM Funds earning 0.15 percent interest. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 0.50 percent per annum. Our checking account balance totaled less than $1,000 at June 30, 2009.

Investing activities provided approximately $4.2 million of cash in the six months ended June 30, 2009, primarily as a result of entering into the PWPS Agreement described above. Pursuant to the PWPS Agreement, we received $7.1 million as a net refund of deposits previously paid to UTCP. In addition, our marketable equity securities matured totaling $2.2 million that were used to pay the April 1, 2009 interest payment of the Convertible Notes. We have also purchased two new power project leases totaling $0.1 million in Oregon and Utah. During the first half of 2009, we also paid $7.9 million for construction costs relating to the Thermo No. 1 geothermal power plant and $7.8 million relating to drilling the Thermo No. 1 well field. As a result, these construction and well field expenses were primarily paid through our Thermo No. 1 restricted cash account totaling $11.0 million.

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

Financing Activities. Financing activities provided approximately $13.0 million and $33.0 million of cash in the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, we obtained the Line of Credit to provide working capital for general corporate purposes. As of June 30, 2009, we had borrowed a total of $13.4 million under the Line of Credit. During the six months ended June 30, 2009, our Thermo Subsidiary also made principal payments of $0.3 million on the 7.00% senior secured note (non-recourse).

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

As of June 30, 2009, we had stockholders’ deficit of approximately $(18.9) million and approximately $13,000 in cash and cash equivalents. Our cash balance, together with cash anticipated to be provided by our operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the next twelve months ending June 30, 2010. To strengthen our financial position, we intend to seek additional funding to be used for general corporate purposes, as well as geothermal development activities, including advancing well field development activities and project permitting. We intend to seek funding for our capital needs through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through government grants, loan guarantees and private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into prepaid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We expect that we will be able to secure sufficient financing to satisfy our anticipated cash requirements for normal operations and capital expenditures through at least June 30, 2010, although current economic and market conditions will make it challenging for us to do so. We intend to seek separate financing commitments with respect to each geothermal power project we intend to develop in order to fund construction and other development costs. We cannot be certain that we can obtain financing on terms acceptable to us or at all. If we are not able to raise additional capital, we will not have sufficient cash to fund our operations. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

Dividends. No dividends have been paid relating to either common stock or preferred stock during the six months ending June 30, 2009. We do not expect to pay dividends on either common stock or preferred stock in the near future.

Recent Financing Activities

Since inception, we have funded our operations primarily through the sale of equity instruments, borrowings and project financing arrangements. Most recently, on July 6, 2009, we completed a registered direct offering of 8,550,339 units (“Units”) primarily to institutional investors. Each Unit consisted of one share of our common stock, and one warrant to purchase 0.5 shares of our common stock. The investors agreed to purchase the Units for a negotiated price of $2.98 per Unit, resulting in gross proceeds to us of approximately $25.5 million. Our net proceeds from the offering, after deducting placement agents’ fees and estimated offering expenses, were approximately $23.8 million. The per share exercise price of the warrants is $4.62. The warrants are exercisable at any time on or after the date of issuance and expire on the sixty–month anniversary of issuance.

Debt Obligations

On January 27, 2009, we entered into an Unsecured Line of Credit Agreement and Promissory Note (the “Line of Credit”), among Radion Energy, LLC (“Radion”), Ocean Fund, LLC (“Ocean Fund”), Primary Colors, LLC (“Primary Colors”) and R. Thomas Bailey, an individual (collectively, the “LOC Lenders”). Pursuant to the Line of Credit, we may borrow up to $15.0 million, subject to the final approval of each advance by the LOC Lenders. Radion is controlled by the Chairman of our Board of Directors, Kraig Higginson. The commitment amounts under the Line of Credit from each of the LOC Lenders are as follows: $7.2 million from Radion; $5.3 million from Ocean Fund; $2.0 million from Primary Colors; and $500,000 from Mr. Bailey. We obtained the Line of Credit in order to provide working capital for general corporate purposes. Under the Line of Credit, advances are subject to the final approval of the LOC Lenders, and amounts borrowed under the Line of Credit accrue interest at the rate of 10% per annum. Under the Line of Credit, each LOC Lender receives warrants (the “LOC Warrants”) to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each LOC Warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The LOC Warrants have an exercise price of $6.00 per share. As of June 30, 2009, we had borrowed $13.4 million of the Line of Credit and LOC Lenders had received LOC Warrants to purchase approximately 1,755,048 shares of our common stock.

On July 22, 2009, we amended the Line of Credit agreement with the LOC Lenders. Under the amendment, we paid $2.9 million of the loan principal and approximately $0.4 million of accrued interest. After taking these payments into account, the remaining principal balance outstanding under the Line of Credit was $10.5 million. In connection with the amendment, the due date of the remaining principal balance was extended until July 31, 2010, without an early payment penalty. However, the LOC Lenders have the right to demand early repayment of all or part of the outstanding balance at any time after November 15, 2009. Pursuant to the terms of the amendment, the principal balance, and any accrued interest thereon, can be paid in the form of cash or equity securities at our sole discretion.

On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into the Thermo Financing Agreements, including a non-recourse senior secured note, that provided debt financing and tax equity capital for the Thermo No. 1 project. The project financing arrangements for the Thermo No. 1 project included approximately $31.2 million of permanent non-recourse debt financing for the Thermo No. 1 project with a fixed annual interest rate of 7.00% over 18 years. Our Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. Pursuant to the Thermo Financing Agreements, the debt financing for the Thermo No. 1 project is held by our Thermo Subsidiary, which is responsible for debt service, all maintenance and operations expenses, and the payment of various fees and distributions to us and Merrill Lynch. Accordingly, if our Thermo Subsidiary defaults on the loan, there will be no recourse to us to pay the unpaid balance. As of June 30, 2009, we had made total principal payments of $704,004 and total interest payments of $1,801,910 on the 7.00% senior secured note.

On March 26, 2008, we sold $50.0 million aggregate principal amount of our 8.00% Convertible Notes due 2013 (the “Convertible Notes”) pursuant to the terms of purchase agreement, dated March 19, 2008 (the “Purchase Agreement”), between Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser” or “Merrill Lynch”), and us. We granted the Initial Purchaser of the Convertible Notes a 30-day overallotment option to purchase up to an additional $5.0 million aggregate principal amount of the Convertible Notes. On April 1, 2008, we sold an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of the Initial Purchaser’s overallotment option. The Convertible Notes were offered through the Initial Purchaser only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Convertible Notes, after deducting financing fees of $2.2 million, totaled $52.8 million. The $2.2 million of financing fees was capitalized as a deferred financing fee and is being amortized as additional interest expense over the five-year term of the Convertible Notes. On April 1, 2009, we paid the second semi-annual interest payment totaling $2.2 million to the current holders of the Convertible Notes. The Convertible Notes bear interest at a rate of 8.00% per annum, which is payable semi-annually. The Convertible Notes are convertible, at the holder’s option, at an initial conversion rate of 108.3658 shares of common stock per $1,000 principal amount of Convertible Notes, which represents a 20% conversion premium based on the last reported sale price of $7.69 per share of our common stock on March 19, 2008. Conversion of all Convertible Notes will result in the issuance of up to a maximum of 5,960,121 shares of our common stock. As of June 30, 2009, none of the Convertible Notes had been converted. The Convertible Notes are unsecured and rank on parity with all of our other existing and future unsecured indebtedness. In connection with the issuance of the Convertible Notes, we entered into a Pledge and Escrow Agreement with the Initial Purchaser that required us to use approximately $7.9 million of the proceeds from the issuance of the Convertible Notes to purchase low-risk government securities that were pledged to secure the first four interest payments on the Convertible Notes. The last interest payment secured by this pledge is due on April 1, 2010. Following that interest payment, our ability to make future interest payments on the Convertible Notes will depend on our available cash, which will likely depend on our ability to obtain additional financing.

Our Commitment Letter with Merrill Lynch

On January 16, 2007, we, together with our wholly-owned subsidiary, Truckee Geothermal No. 1 SV-01, LLC, entered into the Commitment Letter with Merrill Lynch. The Commitment Letter sets forth general terms relating to the structuring and financing of up to 155 MW of geothermal power plants we intend to develop. We obtained financing commitments from Merrill Lynch to provide non-recourse financing for our Thermo No. 1 project in Utah, our Lighting Dock project in New Mexico, and our Truckee project in Nevada. During the third quarter of 2008, we finalized the project financing arrangements for the Thermo No. 1 project as described below. The financing commitments for the Lightning Dock and Truckee projects expired. However, we intend to seek new financing commitments for these projects under the Commitment Letter or from other sources once sufficient development progress has been achieved at these projects. As described above, we expect to discuss the potential termination of the Commitment Letter with Merrill Lynch in the near future. While such a termination of the Commitment Letter would not affect the financing already obtained for the Thermo No. 1 project, it would terminate our ability to obtain financing under the Commitment Letter for any other projects, including the Lightning Dock and Truckee projects. If the Commitment Letter is terminated, we will need to seek funding from other sources, which could adversely affect the timing and costs of our future projects. We can also possibly substitute the United States Treasury Department grant of 30% of construction and certain drilling costs in lieu of production tax credits.

Each project funded under the Commitment Letter or other sources of project financing will be held in a special purpose entity. These entities will be responsible for the debt service, all maintenance and operations expenses and various fees and distributions to us.

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

•

While approximately $4.5 million is currently escrowed for development distributions from the Thermo Subsidiary to us until we achieve “Final Completion,” it is not certain whether we will receive any portion of the escrowed amount. If we are able to achieve Final Completion of the Thermo No. 1 plant, 25% of the escrowed amount is to be paid to us on the first anniversary of the date the Thermo No. 1 project achieves Final Completion, with the balance to be due and payable 18 months after Final Completion.

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

As discussed above, certain changes made by the Recovery Act relating to the use of production tax credits may make it beneficial for us and the Thermo No. 1 financing providers to restructure the Thermo No. 1 financing arrangements. We are currently reviewing these possibilities with our debt and tax equity providers.

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

As described above, we expect to discuss the potential termination of the Commitment Letter with Merrill Lynch in the near future. If the Commitment Letter is terminated, it would terminate our ability to obtain financing under the Commitment Letter for any additional projects. If the Commitment Letter is terminated, we will need to seek funding from other sources, which could adversely affect the timing and costs of our future projects.

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

As additional consideration, we granted Merrill Lynch warrants to purchase our common stock. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. The exercise price of the warrants is subject to adjustment upon any dilutive issuance by us. In accordance with the anti-dilution protection included in the warrants, the issuance of the Convertible Notes during the first quarter of 2008, the issuance of common stock during the third quarter of 2008, the issuance of common stock in connection with our private equity placement during the fourth quarter of 2008 and the issuance of warrants in connection with the line of credit borrowings during the second quarter of 2009 resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $13.07 to $16.64. On August 31, 2008, warrants to purchase 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project.

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

Potential Obligations in Connection with Future Financing Arrangements

In order to execute our business strategy and continue our business operations, we will need to secure additional funding from other sources through the issuance of debt, preferred stock, equity or a combination of these instruments. Any issuance of securities by us could trigger additional obligations under our prior financing arrangements, such as adjustments to the exercise price of outstanding warrants or the issuance of additional shares of common stock.

The warrants we issued to Fletcher International contain an exercise price reset feature that may be triggered upon certain events, such as the issuance of shares of common stock at a price below the maximum warrant exercise price. If triggered, the exercise price reset feature results in a downward adjustment to the maximum warrant exercise price to an amount equal to the average of the then current maximum exercise price and the lowest price at which shares are issued on the date when the event occurred. The units we issued in our registered direct offering on July 6, 2009 triggered a price reset with respect to the Fletcher warrants resulting in a current maximum exercise price of $3.99. In addition, our agreement with Fletcher requires us to issue additional shares to Fletcher if, prior to the first-year anniversary of the 2008 private placement transaction or any exercise of warrants by Fletcher, we engage in a public disclosure of our intention or agreement to engage in a sale or issuance of any shares of, or securities convertible into, exercisable or exchangeable for, or whose value is derived in whole or in part from, any shares of any class of our capital stock. As a result of the issuance of the units in the registered direct offering, we became obligated to issue approximately 446,000 additional shares of common stock to Fletcher.

The terms of the Merrill Lynch warrants provide for anti-dilution protection, which adjusts the exercise price of each warrant, from time to time upon the occurrence of certain events, including the issuance of shares of common stock at a price lower than the exercise price of the Merrill Lynch warrants, stock splits, dividends, recapitalizations and similar events. Upon the occurrence of such events, the exercise price of the warrants will be appropriately adjusted. The issuance of units on July 6, 2009, as described above, resulted in a further reduction of the strike prices to a range of $11.73 to $14.80.

In connection with the registered direct offering that we completed on July 6, 2009, we granted the investors the right, subject to certain exceptions, to participate in any future equity financing by us prior to December 30, 2010. The participation right allows the registered direct investors to purchase up to 35% of the securities offered.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had the following off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation

S-K.

In connection with the Thermo Financing Agreements, we entered into an Amended and Restated Purchase Contract with UTCP relating to the purchase of generating units for the Thermo No. 1 project. The agreements relating to the purchase of the power generating units have since been assigned from UTCP to PWPS. Under the terms of the Amended and Restated Purchase Contract, PWPS is required to allow us to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 project. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, then we will keep the retained portion of the purchase price as a liquidated damages payment. If the Thermo No. 1 project is not successfully completed as a result of any other reason, we will reimburse PWPS for any liquidated damages paid by PWPS. To secure payment of our obligations to reimburse PWPS under the Amended and Restated Purchase Contract, we provided a security interest to PWPS in five patents relating to our Transportation & Industrial segment. We are unable to estimate the maximum potential obligation we may have for future reimbursement payments under the Amended and Restated Purchase Contract at this time. We believe that the likelihood that we will be obligated to reimburse PWPS for liquidated damages under the Amended and Restated Purchase Contract is “remote” and, accordingly, no liability was recorded for the quarter ended June 30, 2009.

Contractual Obligations and Commitments

We lease our corporate office located at 5152 North Edgewood Drive, Suite 200, Provo, Utah. Our corporate office lease expires on December 31, 2011. We also lease our Symetron™ testing facility in Utah County, Utah. Our testing facility lease expired on June 1, 2009. We are currently leasing the test facility on a month-to-month basis and evaluating whether to extend this lease. The corporate offices and facilities are well maintained and in good condition.

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

Total rent expense for all of our office space, testing facilities and outdoor storage site leases for the six months ended June 30, 2009 and 2008, was approximately $375,414 and $185,993 respectively.

On April 21, 2008, our wholly-owned subsidiary entered into a Road Construction and Maintenance Agreement with Beaver County, Utah to post an improvement bond, or mutually agreed upon equivalent, in the amount of $100,000. We are currently in the process of securing the improvement bond.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases, our long-term debt and our executed purchase obligations as of June 30, 2009:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Lease Obligations	$1,060,720	$417,538	$643,182	$—	$—
Long Term Debt (principal and interest)	140,435,891	18,462,934	14,769,415	67,503,956	39,699,586
Purchase Obligations	20,501,031	12,080,439	2,713,992	3,010,668	2,695,932

Total	$161,997,642	$30,960,911	$18,126,589	$70,514,624	$42,395,518

The contractual purchase obligations set forth above are not recorded as liabilities in our consolidated financial statements. Our equipment purchase obligations are recorded as liabilities when the equipment is received by us or the risk of loss has been legally transferred to us. Amounts payable pursuant to our operating leases are expensed during the reporting period in which the amounts are due and payable. The operating lease obligations include operating leases for our corporate headquarters and our testing facility.

Our obligations to PWPS relate primarily to purchase agreements for the purchase of power generating units. In 2007 and 2008 we entered into a number of agreements with UTPC for the purchase of power generating units to be used in connection with the construction of our geothermal power plant at the Thermo No. 1 project and for future projects. These agreements were subsequently assigned to PWPS. In April 2009, we entered into the PWPS Agreement pursuant to which we and PWPS agreed to terminate certain agreements that had been assigned to PWPS from UTCP. Under the PWPS Agreement, we agreed to transfer title to PWPS of 113 power generating units, free and clear of all liens and encumbrances, which were previously delivered to us at our Thermo No. 1 project site and the Lightning Dock project site and which were being held for us at PWPS manufacturing facilities, thereby significantly reducing our total purchase obligations. We and PWPS also agreed that, until the earlier of April 9, 2012 and the date on which we have installed 200 power generating units (in addition to the power generating units installed at our Thermo No. 1 project site), PWPS will be the exclusive provider of heat-to-electricity equipment used for any merchant power plant project developed by us or any of our affiliates so long as PWPS can meet the needs of the particular project.

The purchase obligations set forth in the table above include a series of purchase and service agreements whereby certain vendors have agreed to provide certain equipment and services to us. As of June 30, 2009, we were obligated to pay the vendors approximately $12.1 million in 2009; $1.3 million in 2010; $1.4 million in 2011; $1.5 million in 2012; and $1.5 million in 2013, as reflected in the table above. Since our geothermal lease agreements are not considered to be operating leases the purchase obligations include delay rental payments that we have agreed to make in order to maintain our granted rights to the leased properties.

On August 31, 2008, we finalized the project financing arrangements which provided project financing and tax equity capital for the Thermo No. 1 project. Pursuant to the project financing arrangements, the Thermo Subsidiary received proceeds of approximately $29.8 million pursuant to the initial funding and the Thermo Subsidiary received approximately $20.8 million of additional proceeds on October 20, 2008. These proceeds have been restricted for use of which a portion will be used to complete the outstanding purchase obligation relating to the generating units installed at the Thermo No. 1 power plant totaling up to approximately $4.3 million which is included in the purchase obligations reflected in the table above.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect this pronouncement to have a material impact on our financial condition, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Based upon current assumptions, we believe that adoption of SFAS 167 will not immediately change the designation of our Thermo Subsidiary from being a consolidated entity for financial statement purposes. However, we will continue to evaluate events under this new pronouncement that may result in the deconsolidation of the Thermo Subsidiary as they arise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides information regarding our exposure to the risks of changing interest rates.

As of June 30, 2009, we had approximately $13,000 in cash and cash equivalents and $10.0 million in restricted cash, that were invested primarily in low risk money market accounts and certificates of deposit until needed for operating and other activities. Current money market rates range from approximately 0.11% to 0.15%. The money market interest rates have declined from 1.33% over the last six months. A review of our money market accounts indicated that no impairment occurred during the six months ended June 30, 2009 and no write-down in fair value is considered necessary.

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

Based on that evaluation, our principal executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We continued to formalize documentation and perform testing of our financial processes during the period covered by this Quarterly Report on Form 10-Q. There was no change in our internal control over financial reporting that occurred during the second quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not subject to or involved in, nor are we aware of, any pending or threatened litigation which it believes could reasonably have a material negative effect on its business or financial position.

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

At June 30, 2009, we had less than $1,000 in cash and cash equivalents. Although we subsequently raised cash proceeds of approximately $23.8 million in a registered direct equity offering, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. Our operating activities used approximately $22.9 million of cash for the year ended December 31, 2008 and approximately $18.7 million of cash during the six months ended June 30, 2009. We have incurred substantial losses since inception and we are not operating at cash breakeven. Obligations that may exert further pressure on our liquidity situation include the obligation to repay amounts borrowed under our Line of Credit, which are due in July 2010, but may need to be repaid as early as November 2009.

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

From time to time, we have raised additional capital through the sale of equity and equity-related securities. Most recently, on July 6, 2009, we completed a registered direct offering of 8,550,339 units (“Units”) primarily to institutional investors. Each Unit consisted of one share of our common stock, and one warrant to purchase 0.50 shares of our common stock. The investors agreed to purchase the Units for a negotiated price of $2.98 per Unit, resulting in gross proceeds to us of approximately $25.5 million. Our net proceeds from the offering, after deducting placement agents’ fees and estimated offering expenses were approximately $23.8 million.

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

Our Commitment Letter with Merrill Lynch sets forth certain general terms relating to the structure and financing of up to 155 MW of geothermal power plants we intend to develop. We also received financing commitments for two other projects, but these financing commitments subsequently expired. If Merrill Lynch elects to provide or arrange a financing commitment with respect to any additional projects, such financing commitment will be subject to satisfactory due diligence, the execution of a separate commitment letter relating to such project and certain other conditions.

The Commitment Letter remains in force and available for us to seek potential funding for additional projects in accordance with the terms and conditions of the Commitment Letter. However, we expect to have discussions with Merrill Lynch in the near future regarding the potential termination of the Commitment Letter. Since entering into the Commitment Letter, Merrill Lynch has experienced some significant changes in its operations, including the merger of its parent company with Bank of America Corporation. During this same period, we have established relationships with other investment banks and financial institutions, and we have lessened our overall involvement with Merrill Lynch. For these and other reasons, we believe it may be desirable for Merrill Lynch to terminate the Commitment Letter, and they have indicated to us that they would like to discuss the possibility of terminating the Commitment Letter. A termination of the Commitment Letter may also provide us with additional flexibility and other advantages. Although we expect to discuss this matter with Merrill Lynch in the near future, we have not yet had any substantive discussions with Merrill Lynch regarding the potential termination of the Commitment Letter. As a result, we cannot predict whether the Commitment Letter will be terminated. If the Commitment Letter is terminated, we will need to seek funding from other sources, which could adversely affect the timing and costs of our future projects.

Even if we are able to obtain funding for the development of additional projects pursuant to the Commitment Letter or other similar sources, we will need additional financing to cover general operating expenses and certain development expenses that are not covered by the Commitment Letter.

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

We have a limited operating history and, from our inception, we have earned limited revenue from operations. We have incurred significant net losses in each year of our operations, including a net loss applicable to common stockholders of approximately $45.5 million and $10.4 million for the year ended December 31, 2008 and the six months ended June 30, 2009, respectively. As a result of ongoing operating losses, we had an accumulated deficit of approximately $99.9 million on cumulative revenues from inception of approximately $1.4 million as of June 30, 2009. In addition, at June 30, 2009, we had negative working capital totaling $29.8 million.

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

The closing price of our common stock fluctuated from a low of $2.54 per share to a high of $4.71 per share from January 1, 2009 to June 30, 2009. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside of our control, including the level of short sale transactions. As a result, the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in our stock price, there may be increased risk that securities litigation, governmental investigations or enforcement proceedings may be instituted against us. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

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

The volatility in our stock price could impair our ability to raise additional capital. Further, to the extent we do raise additional funds through equity financing, we may need to issue such equity at a substantial discount to the market price for our stock. This, in turn, could contribute to the volatility in our stock price. In addition, in connection with future equity financing transactions, we may be required to issue additional shares of stock to investors who purchased securities from us in prior transactions, and future equity financings may result in adjustments to the exercise price of our outstanding warrants. These factors could also contribute to volatility in our stock price.

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

In connection with our first power plant, Thermo No. 1, we have experienced unexpected difficulties and delays in developing a well field that will produce sufficient heat to operate the plant at full capacity. While we have gained valuable experience that could benefit future projects, we could experience similar unexpected difficulties at future projects, which could adversely affect the economics of those projects. As a result, we cannot be certain that we will be able to operate any of our plants at full capacity on an economic basis.

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

A substantial capital investment will be necessary to develop each geothermal power project our Power Systems segment seeks to develop. Our continued access to capital through project financing or other arrangements is necessary for us to complete the geothermal power projects we plan to develop. We have had difficulty raising the capital we need in the current economic environment, and our future attempts to secure capital on acceptable terms may not be successful.

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

Other than certain excluded financings, the Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop and also has a right of first refusal with respect to the financing of an additional 55 MW of substantially similar geothermal power plants we intend to develop. Pursuant to the Commitment Letter, we have obtained project financing for our Thermo No. 1 project. Any determination on the part of Merrill Lynch to provide financing commitments is subject to the satisfaction of additional due diligence and other conditions, and the funding obligations pursuant to any existing financing commitment, are subject to the satisfaction of certain conditions precedent and various other factors, including but not limited to, satisfactory completion of due diligence, the absence of any material adverse change in our business, liabilities, operations, condition (financial or otherwise) or prospects, the execution of acceptable definitive documentation, receipt of customary legal opinions acceptable to Merrill Lynch, satisfactory market conditions and necessary approvals. Accordingly, there can be no assurance that Merrill Lynch will ultimately provide additional funding under the Commitment Letter. Further, Merrill Lynch’s rights under the Commitment Letter, including its right to generally match alternative financing proposals, may make it difficult for us to obtain financing proposals from other sources.

The Commitment Letter remains in force and available for us to seek potential funding for additional projects in accordance with the terms and conditions of the Commitment Letter. However, we expect to have discussions with Merrill Lynch in the near future regarding the potential termination of the Commitment Letter. Since entering into the Commitment Letter, Merrill Lynch has experienced some significant changes in its operations, including the merger of its parent company with Bank of America

Corporation. During this same period, we have established relationships with other investment banks and financial institutions, and we have lessened our overall involvement with Merrill Lynch. For these and other reasons, we believe it may be desirable for Merrill Lynch to terminate the Commitment Letter, and they have indicated to us that they would like to discuss the possibility of terminating the Commitment Letter. A termination of the Commitment Letter may also provide us with additional flexibility and other advantages. Although we expect to discuss this matter with Merrill Lynch in the near future, we have not yet had any substantive discussions with Merrill Lynch regarding the potential termination of the Commitment Letter. As a result, we cannot predict whether the Commitment Letter will be terminated. If the Commitment Letter is terminated, we will need to seek funding from other sources, which could adversely affect the timing and costs of our future projects.

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

The United States Congress recently passed the Recovery Act that was subsequently signed into law by President Obama. The Recovery Act provides certain economic incentives, such as clean energy grants, that are designed to provide developers of geothermal and other clean energy projects with cash to help fund the projects. These incentives are designed, in part, to address some of the current problems in the tax equity markets and provide an alternative funding mechanism. Accordingly, a key part of our short-term strategy to obtain additional funding includes applications for loan guarantees and government grants. However, we cannot predict whether we will be able to successfully obtain loan guarantees or grants under these new government programs.

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

Each of the geothermal power projects our Power Systems segment develops will likely be owned by a separate subsidiary. The geothermal power projects developed by these subsidiaries will likely be separately financed. To obtain the financing necessary to develop the geothermal power projects, we may transfer a portion of our equity interest in the individual subsidiaries to a third party and enter into long-term fixed price power purchase agreements. Depending upon the nature of these arrangements and the application of generally accepted accounting principles, we may be required to deconsolidate one or more or all of these subsidiaries, which would result in our share of the net profits or loss generated by the deconsolidated entities being presented as a net amount in our financial statements. As a result, our financial statements would not reflect the gross revenues and expenses of the deconsolidated entities. However, we do not expect the effect of such deconsolidation, if required, to have an impact on our stockholders’ equity (deficit), net income/loss or income/loss per share.

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

Our ability to operate a geothermal plant at full capacity depends significantly on the characteristics of the production wells we drill to use for the plant. The wells need to provide sufficient heat at flow rates that can be maintained without a significant increase in the parasitic load associated with the plant. The parasitic load refers to the amount of electricity used by the plant to maintain operations. A significant portion of the parasitic load results from pumps and other equipment used to maintain the flow of geothermal water from the earth through the plant and back into the earth through reinjection wells. Generally, water with a higher temperature will allow the plant to operate with a slower rate of flow, which results in a decrease in the parasitic load because less electricity is required to maintain the necessary flow rate. Water with lower temperatures, on the other hand, requires a higher flow rate to operate the plant, which increases the parasitic load. Unless the water produced by a well is hot enough to increase the amount of power generated by the plant without a corresponding increase to the parasitic load, the well will not result in a net increase in the amount of power available for sale from the plant. Therefore, the overall temperature of the water produced by the production wells is critical to our ability to operate the plant at full capacity. We cannot be certain whether wells will increase net production at a plant until the wells are brought online and the impact to the parasitic load at the plant has been determined.

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

We believe our future success will depend to a significant extent on the continued service of our executive officers and other key personnel. Of particular importance to our continued operations are our executive management and technical staff. We do not have key person life insurance for any of our executive officers, technical staff or other employees. If we lose the services of one or more of our current executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed.

In recent years we have experienced turnover in certain key positions. Most recently, on August 5, 2009, our Chief Executive Officer resigned due to health reasons. Our board of directors is conducting a search for a permanent replacement for our Chief Executive Officer. Until a permanent replacement has been identified, it may be more difficult for us to effectively manage our operations, secure additional financing, execute our business plan or retain other key personnel.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. In addition, if our officers, directors or employees sell previously restricted shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 52.7 million shares were free of restrictive legend as of June 30, 2009, up from approximately 40.6 million as of December 31, 2008. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

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

On January 27, 2009, we entered into the Line of Credit with the LOC Lenders. Pursuant to the Line of Credit, we may borrow up to $15.0 million, subject to the final approval of each advance by the LOC Lenders. Unless the LOC Lenders agree to a later date, the Line of Credit will mature and amounts borrowed must be repaid by November 15, 2009 or earlier if certain financing arrangements for the development of our geothermal power projects are completed and placed in service. Under the Line of Credit, each LOC Lender received the LOC Warrants to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each LOC Warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The LOC Warrants have an exercise price of $6.00 per share. As of June 30, 2009, we had borrowed $13.4 million of the Line of Credit and LOC Lenders had received LOC Warrants to purchase approximately 1,755,048 shares of our common stock. On July 22, 2009, we amended the Line of Credit agreement with the LOC Lenders. Under the amendment, we paid $2.9 million of the loan principal and approximately $0.4 million of accrued interest. The Line of Credit was restructured to extend the due date of the remaining principal balance totaling $10.5 million until July 31, 2010, without an early payment penalty. The LOC Lenders also have the right to demand early repayment of all or part of the outstanding balance at any time after November 15, 2009. The principal balance, and any accrued interest thereon, can be paid in the form of cash or equity securities at the sole discretion of Raser. Any issuance of LOC Warrants is exempt from registration under Section 4(2) under the Securities Act of 1933, as amended.

On July 16, 2009, we granted 51,816 unregistered shares of our common stock to a service provider for the construction of the Thermo No. 1 geothermal power plant to settle outstanding debt totaling $102,000.

We believe that the offer and sale of the shares of common stock described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D under the Securities Act.

Item 4.	Submission of Matters to a Vote of Security Holders

We held the 2009 Annual Meeting of Stockholders on June 25, 2009 in Provo, Utah. At the 2009 Annual Meeting of Stockholders, the stockholders elected the following individuals as Class I directors, to serve until (i) the 2012 Annual Meeting of Stockholders, (ii) their successors are elected and qualified or (iii) their earlier death, resignation or removal:

Name	Votes For	Votes Against	Votes Abstained
Reynold Roeder	46,852,127	22,123	681,601
Barry Markowitz	46,340,967	533,283	681,601
Alan Perriton	41,166,175	5,708,075	681,601

At the 2009 Annual Meeting of Stockholders, the stockholders also voted to retain as independent auditors, Hein & Associates LLP, until (i) the 2010 Annual Meeting of Shareholders, (ii) their successors are appointed and ratified or (iii) their earlier resignation or removal:

Name	Votes For	Votes Against	Votes Abstained
Hein & Associates LLP	46,952,097	317,566	278,377

Item 5.	Other Information

On August 5, 2009, Brent Cook resigned as our Chief Executive Officer and as a Director due to health reasons. Richard D. Clayton, our General Counsel and Secretary, has been named Principal Executive Officer and will assume the day-to-day executive leadership of our Power Systems segment. Kraig T. Higginson, our Executive Chairman of the Board, will assume the day-to-day executive leadership of our Transportation & Industrial segment. Mr. Cook will assist Messrs. Clayton and Higginson to facilitate a smooth transition period. The Board of Directors will begin a search for a new Chief Executive Officer and Director.

Richard D. Clayton, 53, has served as General Counsel and Secretary since March 2007. From 2001 to 2007, Mr. Clayton practiced corporate law with Holland & Hart, LLP, specializing in mergers and acquisitions, corporate finance, and corporate governance. He also served as a member of the board of directors and executive vice president of Geneva Steel Company (NYSE listed), where his responsibilities included corporate finance, capital projects, energy and environmental matters. Mr. Clayton received BS degrees in accounting and finance from the University of Utah, and a JD degree from the University of Utah.

Kraig T. Higginson, 54, has served as Chairman of the Board of Directors since October 2003. He has also served as our President from October 2003 to March 2004 and as our Chief Executive Officer from March 2004 to January 2005. Mr. Higginson founded American Telemedia Network, Inc., a publicly-traded corporation that developed a nationwide satellite network of data and audio-visual programming. He served as President and Chief Executive Officer of Telemedia Network from 1984 through 1988. From 1988 through 2002, Mr. Higginson worked as a business consultant through Lighthouse Associates, an entity he controls.

Item 6.	Exhibits

Exhibit Number	Description of Document
4.1	Form of Warrant to Purchase Common Stock between the Company and the investor signatories thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed June 30, 2009)

4.2	Amendment No. 1 to Unsecured Line of Credit Agreement and Promissory Note, dated July 22, 2009, among Raser Technologies, Inc., Radion Energy, LLC, Ocean Fund, LLC, Primary Colors, LLC, and R. Thomas Bailey (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed July 24, 2009)

10.1	Agreement, among Raser Technologies, Inc., Trail Canyon Geothermal No. 1 SV-02, LLC, Raser Power Systems, LLC, and Pratt & Whitney Power Systems, Inc., dated as of April 9, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 17, 2009)

10.2	Form of Subscription Agreement between the Company and the investor signatories thereto (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 30, 2009)

31.1*	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

31.3*	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Co-Principal Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* To be filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC.
(Registrant)

August 10, 2009	/s/ Richard D. Clayton
Richard D. Clayton
Principal Executive Officer, General Counsel and Secretary

August 10, 2009	/s/ Martin F. Petersen
Martin F. Petersen,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
4.1	Form of Warrant to Purchase Common Stock between the Company and the investor signatories thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed June 30, 2009)

4.2	Amendment No. 1 to Unsecured Line of Credit Agreement and Promissory Note, dated July 22, 2009, among Raser Technologies, Inc., Radion Energy, LLC, Ocean Fund, LLC, Primary Colors, LLC, and R. Thomas Bailey (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed July 24, 2009)

10.1	Agreement, among Raser Technologies, Inc., Trail Canyon Geothermal No. 1 SV-02, LLC, Raser Power Systems, LLC, and Pratt & Whitney Power Systems, Inc., dated as of April 9, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 17, 2009)

10.2	Form of Subscription Agreement between the Company and the investor signatories thereto (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 30, 2009)

31.1*	Certification of Co-Principal Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

31.3*	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Co-Principal Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	To be filed herewith.