Form 10-Q
period 2009-09-30
RASER TECHNOLOGIES INC
filed 2009-11-09
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2009 was 79,227,825 shares.

Raser Technologies, Inc.

SEC Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$3,817,632	$1,534,820
Restricted cash	76,921	75,704
Notes receivable, net	—	144,525
Accounts receivable, net	274,871	—
Restricted marketable securities (held to maturity)	4,382,258	6,521,347
Other current assets	1,421,559	1,147,562

Total current assets	9,973,241	9,423,958
Restricted cash	12,387,611	20,900,135
Land	1,811,063	1,811,063
Geothermal property, plant and equipment, net	107,708,919	—
Power project leases and prepaid delay rentals	6,730,136	8,630,643
Geothermal well field development-in-progress	857,234	31,388,628
Power project construction-in-progress	8,036,019	74,072,394
Power project equipment, net	—	19,727,500
Equipment, net	679,585	608,886
Intangible assets, net	1,543,323	1,587,310
Deferred financing costs, net	6,812,908	7,670,382
Power project development deposits	—	4,196,550
Other assets	1,618,608	4,006,999

Total assets	$158,158,647	$184,024,448

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,536,392	$64,471,336
Unsecured line of credit, net of discount of $462,403	10,211,449	—
Short-term portion of long-term notes	3,001,754	1,831,147
Note payable	—	945,833
Deferred revenue	200,000	200,000

Total current liabilities	28,949,595	67,448,316
Asset retirement obligation	2,695,217	2,152,230
Long-term 7.00% senior secured note (non-recourse), net of discount of $4,575,832 and $4,898,833, respectively	24,946,381	25,120,464
Long-term 8.00% convertible senior notes	55,000,000	55,000,000
Warrants	14,254,259	—

Total liabilities	125,845,452	149,721,010

Contingencies and commitments, (see Notes A,D,E,G)
Non-controlling interest in Thermo No. 1 subsidiary	27,850,256	28,025,116
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 76,020,619 and 63,519,455 shares issued and outstanding, respectively	760,206	635,195
Additional paid in capital	107,419,484	102,350,814
Accumulated deficit	(103,716,751)	(96,707,687)

Total stockholders’ equity	4,462,939	6,278,322

Total liabilities and stockholders’ equity	$158,158,647	$184,024,448

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$845,265	$30,000	$1,252,506	$166,423
Cost of revenue
Direct costs	2,150,652	—	3,283,296	74,112
Depreciation and amortization	735,126	—	1,445,900	—

Gross margin	(2,040,513)	30,000	(3,476,690)	92,311

Operating expenses
General and administrative	2,352,612	2,447,878	7,633,943	7,562,902
Power project development	1,245,849	3,232,729	6,509,230	8,012,210
Research and development	364,557	970,925	1,592,124	3,134,138

Total operating expenses	3,963,018	6,651,532	15,735,297	18,709,250

Operating loss	(6,003,531)	(6,621,532)	(19,211,987)	(18,616,939)
Interest income	33,538	94,030	122,342	265,306
Interest expense	(3,481,165)	(1,077,695)	(8,714,110)	(2,180,976)
Gain on derivative instruments	5,918,100	—	12,917,454	—
Other	—	—	(131,442)	75,775

Loss before income taxes	(3,533,058)	(7,605,197)	(15,017,743)	(20,456,834)
Tax benefit (expense)	—	—	—	—

Net loss	$(3,533,058)	$(7,605,197)	$(15,017,743)	$(20,456,834)
Non-controlling interest in the Thermo No. 1 subsidiary	(248,513)	(1,226,070)	806,458	(1,226,070)

Net loss applicable to common stockholders	$(3,781,571)	$(8,831,267)	$(14,211,285)	$(21,682,904)

Loss per common share-basic and diluted	$(0.05)	$(0.15)	$(0.21)	$(0.38)

Weighted average common shares-basic and diluted	74,881,000	57,785,000	68,321,000	56,646,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss applicable to common stockholders	$(14,211,285)	$(21,682,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	1,849,449	224,965
Deferred financing costs amortization	4,933,692	320,814
Gain on derivative instrument	(12,917,454)	—
Impairment of abandoned patent applications	101,613	11,534
Impairment of power project lease acquisitions	24,000	283,903
Loss on disposal of assets	16,813	8,448
Gain on completion of contract	—	(75,357)
Gain on extinguishment of debt	(68,588)	—
Bad debt expense	145,403	27,216
Common stock, stock options and warrants issued for services	3,070,171	2,638,765
Non-controlling interest in Thermo No. 1 subsidiary	(806,458)	1,226,070
Increase in accounts receivable	(274,871)	(5,880)
Decrease in unbilled receivables	—	192,157
Increase in other assets	2,106,841	168,978
Increase in interest receivable	(57,623)	(66,102)
(Decrease) increase in accounts payable and accrued liabilities	(8,594,859)	6,488,338
Increase in deferred revenues	—	200,000
Decrease in asset retirement obligation	—	(26,453)

Net cash used in operating activities	(24,683,156)	(10,065,508)

Cash flows from investing activities:
Purchase of marketable equity securities	—	(8,687,175)
Proceeds from marketable equity securities	2,200,000	—
Decrease in notes receivable	—	(142,500)
Proceeds from notes receivable	—	350,000
(Increase) decrease in deposits	—	(440,573)
Increase (decrease) in restricted cash	8,511,308	(9,716,405)
Increase in intangible assets	(101,236)	(946,910)
Purchase of equipment	(335,804)	(180,679)
Well field development costs	(11,887,887)	(24,127,329)
Construction costs	(11,984,002)	(19,382,251)
Purchase of real property	—	(1,811,063)
Power project lease acquisitions	(82,000)	(490,858)
Proceeds from sales of fixed assets	11,991	2,403
Power project equipment deposits	7,056,375	(10,298,987)

Net cash used in investing activities	(6,611,255)	(75,872,327)

Cash flows from financing activities:
Proceeds from registered direct equity financing	23,575,332	—
Proceeds from exercise of common stock warrants	—	27,854
Proceeds from exercise of common stock options	—	650,744
Proceeds from the issuance of 8.00% convertible senior notes	—	55,000,000
Proceeds from the issuance of 7.00% senior secured notes (non-recourse)	—	26,130,874
Principal payments of 7.00% senior secured notes (non-recourse)	(471,109)	—
Proceeds from ATM equity financing	—	24,160,319
Purchase of forward stock purchase transaction	—	(15,000,000)
Purchase of call spread option transaction	—	(5,850,000)
Proceeds from issuance of a note payable	—	900,000
Incurrence of deferred financing fees	—	(4,161,587)
Proceeds from minority interest capital contribution	—	3,675,000
Proceeds from 10.0% line of credit	13,373,000	—
Principal payment of the 10.0% line of credit	(2,900,000)	—

Net cash provided by financing activities	33,577,223	85,533,204

Net increase (decrease) in cash and cash equivalents	2,282,812	(404,631)
Cash and cash equivalents at beginning of period	1,534,820	5,912,210

Cash and cash equivalents at end of period	$3,817,632	$5,507,579

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	63,519,455	$635,195	$102,350,814	$(96,707,687)	$6,278,322
Cumulative effect for the change in accounting principle						7,202,222	7,202,222
Employee compensatory share grants and stock options					2,739,409		2,739,409

Warrants vested and issued for:
Payment of outstanding contractor services for the construction of our Thermo No. 1 geothermal power plant					250,000		250,000
Per agreement relating to the Line of Credit receipts with the fair market value computed on each individual grant date (a)					4,161,628		4,161,628

Common stock issued for:
Units purchases in the July 2009 registered direct offering			8,550,339	85,503	23,489,828		23,575,331
Compliance with the anti-dilution provision of the November 2008 Fletcher Agreement			445,901	4,459	(4,459)		—
Settlement of outstanding debt with service providers and promissory note holders			3,420,760	34,207	9,235,198		9,269,405
Employee severance payments			54,580	546	202,894		203,440
Director and employee share grant vesting			29,584	296	(296)		—
Reclassification of warrants from equity to liabilities					(34,373,934)		(34,373,934)
Non-controlling interest					(631,598)	806,458	174,860
Net loss						(15,017,744)	(15,017,744)

Balance at September 30, 2009	—	$—	76,020,619	$760,206	$107,419,484	$(103,716,751)	$4,462,939

(a)	Under the Line of Credit, each lender received warrants (each a “Warrant”) to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each Warrant is equal to 50% of the total amounts funded by the applicable lender divided by the closing price of our common stock on the date of the advance. The Warrants have an exercise price of $6.00 per share.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2008. The results of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other period.

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current year presentation, which has no impact on the net loss for any period presented. Events subsequent to September 30, 2009, were evaluated until the time of the Form 10-Q filing with the Securities and Exchange Commission on November 9, 2009.

Overview

We are an environmental energy technology company focused on geothermal power development and technology licensing. We operate two business segments: Power Systems and Transportation & Industrial. Our Power Systems segment develops clean, renewable geothermal electric power plants and anticipates also developing bottom-cycling operations in the future. Our Transportation & Industrial segment focuses on using our Symetron™ family of technologies to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we are employing a strategy to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our strategy, we aim to become both a producer of clean, geothermal electric power as well as a provider of electric and hybrid-electric vehicle technologies and products.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of September 30, 2009, we had approximately $3.8 million in cash and cash equivalents on hand and restricted cash and marketable securities of approximately $16.8 million and accounts payable and accrued liabilities of $15.5 million. Cash used in operations totaled approximately $24.7 million for the nine months ended September 30, 2009 and our accumulated deficit totaled $103.7 million. We have incurred substantial losses since inception, and we are not operating at cash breakeven.

Our ability to secure liquidity in the form of additional financing or otherwise is crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. During 2008 and 2009, economic conditions have weakened significantly and global financial markets have experienced significant liquidity challenges. Despite these challenges, we were able to obtain a limited amount of financing during 2009. Earlier in the year, we established an Unsecured Line of Credit Agreement and Promissory Note, dated January 27, 2009 and amended on July 22, 2009 (the “Line of Credit”), among Radion Energy, LLC (“Radion”), Ocean Fund, LLC (“Ocean Fund”), Primary Colors, LLC (“Primary Colors”) and R. Thomas Bailey, an individual (collectively, the “LOC Lenders”). During the year we borrowed a total of $13.4 million under the Line of Credit. In July 2009, we completed a $25.5 million registered direct offering In October 2009, we sold shares of our common stock and warrants to acquire shares of our common stock to three of the LOC Lenders for a total purchase price of $5.4 million. We received the purchase price in the form of promissory notes, which were then used as an offset to settle our outstanding obligations to the participating LOC Lenders under the Line of Credit and reduce our outstanding borrowings under the Line of Credit to $5.3 million. This transaction reduced our liabilities, but did not change our available cash. Although the outstanding borrowings under the Line of Credit of $5.3 million is due in July 2010, the remaining LOC Lender is a related party and has informed us that he does not intend to exert further pressure on our liquidity situation.

        Although we were able to obtain limited financing through the sources described above, these sources of funding alone will be insufficient for us to properly execute our current business plan. We have substantial short-term and long-term obligations, and need to obtain additional financing to meet these obligations. However, the current economic environment makes it challenging for us to obtain the financing that we need, on terms acceptable to us.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The cost of raising capital in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we will be unable to satisfy our existing obligations, or execute our plans. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place, or pursue other actions that could adversely affect future operations. Federal and state governments have recognized the financing challenges faced by many businesses and have established programs to help companies engaged in the development of renewable energy projects. These programs include loan guarantee, government grant and other programs. As a result, part of our short-term strategy to obtain additional funding includes applications for loan guarantees and government grants. For example, we have made or are in the process of making applications for funding under several stimulus programs established by the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) and other pre-existing programs. However, one of our applications for loan guarantees was denied, and we were not awarded three small grants that were applied for in connection with innovative exploration activities. We cannot predict whether we will be able to successfully obtain loan guarantees or grants under government programs.

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

Revenue and cost of revenue

Revenue is primarily related to sale of electricity from our Thermo No. 1 geothermal power plant to the City of Anaheim. Revenue related to the sale of electricity is recorded based upon output delivered at rates specified under relevant contract terms when incurred. The power purchase agreement with the City of Anaheim is exempt from derivative treatment due to the normal purchase and sale exception.

Cost of revenue includes direct costs attributable to our operating geothermal power plant including operation and maintenance expenses such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and certain transmission charges. Payments made to government agencies and private entities on account of site leases where plants are located are also included in cost of revenue. Royalty payments, included in cost of revenue, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenue derived from the associated geothermal rights.

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants and options to vendors as consideration to perform services or settle outstanding debt. We may also issue warrants as part of a debt or equity placement offering. We do not enter into any derivative contracts for speculative purposes.

We recognize all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify as hedges of future cash flows and are accounted for as such. As a result, certain warrants are accounted for as derivatives. See Note D. “Warrants” and Note I. “Fair Value Measurements.”

New Accounting Pronouncements Effective January 1, 2009

        Effective January 1, 2009, we adopted new accounting guidance relating to disclosures about derivative instruments and hedging activities. The new accounting standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

instruments and how derivative instruments and related hedged items are accounted for under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification. The effect of adopting this new accounting standard was to increase certain derivative footnote disclosures.

Effective January 1, 2009, we adopted new accounting standards relating to non-controlling interests in consolidated financial statements. The new accounting guidance established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The adoption of this new accounting guidance primarily resulted in moving the presentation of non-controlling interest to the “Stockholders’ equity” section of our condensed consolidated balance sheets.

We also adopted new accounting guidance that revised the classification and measurement of redeemable securities. The revisions require that securities with redemption features that are not solely within the control of the company should be classified outside of permanent equity as temporary equity. We adopted the revisions effective January 1, 2009. As a result of the adoption, we classified “non-controlling interest” as temporary equity outside of the permanent equity section.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Effective January 1, 2009, we adopted new accounting guidance that prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, the new accounting guidance clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship. The adoption of this new accounting guidance had no material effect on our financial position or results of operations.

Effective January 1, 2009, we adopted new accounting guidance relating to determining whether a financial instrument is indexed to an entity’s own stock. The new accounting guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The adoption of this new accounting guidance resulted in our warrants with anti-dilutive provisions being classified as derivatives as required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification. For further discussion of the adoption of this new accounting pronouncement, please refer to Note D. “Warrants” and Note I. “Fair Value Measurements” below.

Effective April 1, 2009, we adopted new accounting guidance which provides additional guidance for estimating fair value in accordance when the volume and level of activity for an asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. The new accounting guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The new accounting guidance also amends certain disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This new accounting guidance also requires those disclosures in summarized financial information at interim reporting periods. The adoption of this new accounting guidance increased financial statement disclosure surrounding the fair value of our financial debt instruments that were previously disclosed annually.

Effective April 1, 2009, we adopted new accounting guidance which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. We implemented this guidance on April 1, 2009, and it did not have a material impact on our financial condition, results of operations, or cash flows.

Effective April 1, 2009, we adopted new accounting guidance which establishes general standards of accounting and requires disclosures of events that occur after balance sheet dates but before financial statements are issued or are available to be issued. The adoption of the new accounting guidance did not have a material effect on our financial statements.

No other new accounting pronouncement that will take effect with respect to 2009 or any interim period during 2009 had or is expected to have a material impact on our condensed consolidated financial statements.

Concentration of Credit Risk

During the quarter ended September 30, 2009, we sold electricity generated by our Thermo No. 1 geothermal power plant to the City of Anaheim in accordance with our power purchase agreement. In accordance with the power purchase agreement, we invoice the City of Anaheim within 15 days after each month end for the previous month’s activity. The City of Anaheim is required to remit payment to us within 15 days after receiving the invoice. We do not believe that we are exposed to any significant credit risks relating to collecting payments in accordance with our power purchase agreement.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

B. Geothermal Property, Plant and Equipment

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

The table below sets forth the capitalized costs relating to our geothermal property, plant and equipment as of September 30, 2009:

September 30, 2009
Thermo No. 1 Geothermal Power Plant:
Power project lease acquisitions	$2,376,751
Well field drilling costs	42,419,586
Power plant	60,003,521
Transmission equipment	4,347,406
Accumulated depreciation	(1,438,345)

Net geothermal property, plant and equipment	$107,708,919

At our Thermo No. 1 project, as of September 30, 2009, we had completed the drilling of five wells that had been identified as production wells, two wells that had been identified as reinjection wells, one cold water well that is utilized for the cooling towers, and two wells that we have determined to be non-commercial wells. These two non-commercial wells were expensed. As of September 30, 2009, we had finished drilling two additional wells that we expect to use as production wells, pending the completion of testing. No additional wells were being drilled at September 30, 2009. Capitalized interest included in the costs of the Thermo No. 1 geothermal property, plant and equipment totaled $1,468,279.

The following table is a roll forward of the capitalized well costs for pending wells at the Thermo No. 1 project for the nine months ending September 30, 2009:

Thermo No. 1 Project
Balance at December 31, 2008	$1,898,677
2009 Activity:
Additions to capitalized well costs for pending wells	1,052,862
Wells charged to expense	—
Reclassification of capitalized well costs from pending wells to wells used in production	—

Balance at March 31, 2009	$2,951,539
Additions to capitalized well costs for pending wells	2,372,177
Wells charged to expense	—
Reclassification of capitalized well costs from pending wells to wells used in production	—

Balance at June 30, 2009	$5,323,716
Additions to capitalized well costs for pending wells	3,560,313
Wells charged to expense	—
Reclassification of capitalized well costs from pending wells to wells used in production	—

Balance at September 30, 2009	$8,884,029

C. Short-Term and Long-Term Debt

        On January 27, 2009, we entered into the Line of Credit with the LOC Lenders party thereto. Pursuant to the Line of Credit, we could borrow up to $15.0 million, subject to the final approval of each advance by the LOC Lenders. Radion, one of the LOC Lenders, is controlled by the Chairman of our Board of Directors, Kraig Higginson. The commitment amounts under the Line of Credit from each of the LOC Lenders were as follows: $7.2 million from Radion; $5.3 million from Ocean Fund; $2.0 million from Primary Colors; and $500,000 from Mr. Bailey. Under the Line of Credit, advances are subject to the final approval of the LOC Lenders, and

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

amounts borrowed under the Line of Credit accrue interest at the rate of 10% per annum. Under the Line of Credit, each LOC Lender receives warrants (the “LOC Warrants”) to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each LOC Warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The LOC Warrants have an exercise price of $6.00 per share. As of June 30, 2009, we had borrowed $13.4 million of the Line of Credit, and the LOC Lenders had received LOC Warrants to acquire approximately 1,755,048 shares of our common stock at a strike price of $6.00 per share as a result of the amount borrowed. On July 22, 2009, we amended the Line of Credit agreement with the LOC Lenders. Under the amendment, we paid $2.9 million of the loan principal and approximately $0.4 million of accrued interest. In connection with the amendment, the due date of the remaining principal balance was extended until July 31, 2010, without an early payment penalty. However, LOC Lenders have the right to demand early repayment of all or part of the outstanding balance at any time after November 15, 2009. The principal balance, and any accrued interest thereon, can be paid in the form of cash or equity securities at our sole discretion. At September 30, 2009, the amount of principal and accrued interest outstanding on the Line of Credit totaled $10.7 million.

On October 19, 2009, we sold shares of our common stock and warrants to three of the LOC Lenders in consideration for $5.4 million in promissory notes (for further discussion of the registered offering see Note D. “Warrants” and Note G. “Common Stock” below). On October 23, 2009, we entered into agreements with the three LOC Lenders to cancel the $5.4 million promissory notes as an offset to settle the equivalent amount owed to the participating LOC Lenders for their respective portions of the outstanding Line of Credit balance on that date.

D. Warrants

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

Fletcher Warrants

As part of a $20.0 million private placement to Fletcher International Limited (“Fletcher”) in November of 2008, we issued to Fletcher warrants to acquire shares of our common stock in an aggregate value of up to $20.0 million (the “Fletcher Warrants”). The number of shares issued pursuant to the Fletcher Warrants may not exceed 7,458,532 shares of our common stock. The Fletcher Warrants had an original strike price per share equal to the lesser of (i) six dollars ($6.00) or (ii) a price equal to the weighted-average of the daily market prices of our common stock for the forty (40) business days ending on the third business day prior to the exercise of the Fletcher Warrants, less $0.60, subject to certain adjustments (see “Fletcher Warrants Price Reset Feature” below). In addition, our agreement with Fletcher requires us to issue additional shares to Fletcher if, prior to the first-year anniversary of the 2008 private placement transaction or any exercise of the Fletcher Warrants by Fletcher, we engage in a public disclosure of our intention or agreement to engage in a sale or issuance of any shares of, or securities convertible into, exercisable or exchangeable for, or whose value is derived in whole or in part from, any shares of any class of our capital stock. As a result of the issuance of the units in the July 2009 registered direct offering, we issued 445,901 additional shares of common stock to Fletcher in August 2009. Accordingly, as of September 30, 2009, the number of shares that may be issued pursuant to the Fletcher Warrants was reduced by the amount of additional shares issued and may not exceed 7,012,631. Furthermore, as a result of the issuance of additional units in the October 2009 registered offering to the participating LOC Lenders, we are also required to issue 136,219 additional shares of our common stock to Fletcher which further reduced the maximum number of shares that may be issued pursuant to the Fletcher Warrants to not exceed 6,876,412.

At September 30, 2009, based upon an exercise price equal to the weighted average of the daily market prices of our common stock for the forty (40) business days ending on the third business day prior to the exercise of the Fletcher Warrants, less $0.60 on that date, the Fletcher Warrants would have been exercisable for a total of 7,012,631 shares of our common stock. The Fletcher Warrants expire on November 14, 2018. The Fletcher Warrants would generate proceeds totaling $20.0 million, if all of the Fletcher Warrants are exercised unless Fletcher decides to exercise the Fletcher Warrants through a cashless exercise.

Fletcher Warrants Price Reset Feature

        As described above, the Fletcher Warrants, issued in November of 2008, would have been exercisable for a total of 5,861,622 shares of our common stock at June 30, 2009. The Fletcher Warrants contain an exercise price reset feature that may be triggered upon certain events, such as the issuance of shares of common stock at a price below the maximum Fletcher Warrant exercise price. If triggered, the exercise price reset feature results in a downward adjustment to the original maximum Fletcher Warrant exercise price of $6.00 per share to an amount equal to the average of the then current maximum exercise price and the lowest price at which shares are issued on the date when the event occurred. On July 6, 2009, we closed a $25.5 million registered direct offering that triggered a

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

price reset with respect to the Fletcher Warrants. Pursuant to the registered direct offering, we sold units of one share of our common stock and one warrant to acquire 0.50 share of our common stock (the “July 2009 Warrants”) for a negotiated price of $2.98 per unit. The per share exercise price of the July 2009 Warrants is $4.62. The issuance of the units in connection with the July 2009 registered direct offering triggered a price reset with respect to the Fletcher Warrants, resulting in a maximum exercise price of $3.99 for the Fletcher Warrants as of September 30, 2009.

On October 22, 2009, we closed a $5.4 million registered offering that triggered another price reset with respect to these warrants. Pursuant to the registered offering, we sold units that included one share of our common stock and one warrant to acquire 0.50 share of our common stock (the “October 2009 Warrants”) for a negotiated price of $1.68 per unit. The per share exercise price of the October 2009 Warrants associated with the units is $1.61. The issuance of the units in connection with the October 2009 registered offering triggered a price reset with respect to the Fletcher Warrants, resulting in a current maximum exercise price of $2.56 for the Fletcher Warrants.

Contingent Warrants

On January 16, 2008, we granted to Merrill Lynch warrants to acquire up to 3,700,000 shares of our common stock, subject to vesting requirements associated with the financing of our geothermal power plants (the “Contingent Warrants”). The Contingent Warrants expire on January 16, 2015 and would generate proceeds totaling $44.8 million if all of the warrants vest and are exercised. On August 31, 2008, the Contingent Warrants to acquire 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project. These Contingent Warrants are immediately exercisable and had an exercise price of $11.65 as of September 30, 2009.

Contingent Warrant Price Reset Feature

The Contingent Warrants will vest and become exercisable in increments over the term of the financing commitment based on the actual funding provided. In accordance with the anti-dilution provisions included in the Contingent Warrants, the issuance of the Convertible Notes, the issuance of common stock during the third and fourth quarters of 2008, the issuance of the LOC Warrants in connection with the Line of Credit during the second quarter of 2009, resulted in a reduction of the original strike prices of the Contingent Warrants from a range of $14.98 to $19.71 to a range of $13.07 to $16.64. The issuance of units in connection with the July 2009 registered direct offering, as described above, and subsequent issuance of shares to Fletcher International also in connection with July 2009 registered direct offer, resulted in a further reduction of the strike prices to a range of $11.65 to $14.69 Subsequent to September 30, 2009, the issuance of units in connection with the October 2009 registered offering resulted in an additional reduction of the strike prices to a range of $11.09 to $13.96.

The terms of the Contingent Warrants provide for anti-dilution protection, which adjusts the exercise price of each Contingent Warrant, from time to time upon the occurrence of certain events, including stock splits, dividends, recapitalizations and similar events. Upon the occurrence of such events, the exercise price of the Contingent Warrants will be appropriately adjusted.

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

	September 30, 2009	January 1, 2009
Risk-free interest rate	0.06 – 3.25%	0.32 – 2.23%
Expected dividend yield	0.0%	0.0%
Volatility	104 – 105%	105 – 106%
Time to maturity (in years)	0.02 – 9.25	0.75 – 10.0

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

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Detachable Warrants

July 2009 Warrants

On July 6, 2009, we closed our $25.5 million registered direct offering in which we sold an aggregate of 8,550,339 units primarily to institutional investors. Each unit consisted of one share of our common stock, and one warrant to purchase 0.50 share of our common stock pursuant to a Warrant to Purchase Common Stock. The July 2009 Warrants have an exercise price of $4.62 per share and expire on July 6, 2014.

There is no anti-dilution or pricing reset feature associated with the July 2009 Warrants. As of September 30, 2009, none of the July 2009 Warrants had been exercised.

October 2009 Warrants

On October 22, 2009, we completed our registered offering in which we sold an aggregate of 3,201,526 Units to certain of the LOC Lenders in connection with the settlement of $5.4 million of the outstanding Unsecured Line of Credit. Each unit consisted of one share of our common stock, and one warrant to purchase 0.50 share of our common stock pursuant to a Warrant to Purchase Common Stock. The October 2009 Warrants have an exercise price of $1.61 per share and expire on October 19, 2019.

There is no anti-dilution or pricing reset feature associated with the October 2009 Warrants.

The following table summarizes the warrants outstanding and exercisable at September 30, 2009:

	Series B Warrants	Contractor Warrants	Contingent Warrants
Grant dates	September 2004	Oct. 2007-Mar. 2009	January 2008
Exercise price	$3.53	$5.35 -12.06	$11.65 -14.69
Expiration date	October 5, 2009	Oct. 2011-Mar. 2014	January 15, 2015
Warrants outstanding	25,243	137,603	3,700,000
Warrants exercisable	25,243	137,603	1,350,000
Proceeds if exercised	$89,108	$836,826	$15,727,500

	Contingent Contractor Warrants	Fletcher Warrants	Line of Credit Warrants
Grant dates	April 2009	November 2008	January 2009
Exercise price	$4.00	$3.99 to 2.85	$6.00
Expiration date	April 6, 2014	November 14, 2018	January 27, 2019
Warrants outstanding	50,000	7,012,631	1,755,048
Warrants exercisable	0	7,012,631	1,755,048
Proceeds if exercised	$0	$20,000,000	$10,530,288

	July 2009 Warrants
Grant dates	July 2009
Exercise price	$4.62
Expiration date	July 6, 2014
Warrants outstanding	4,275,170
Warrants exercisable	4,275,170
Proceeds if exercised	$19,751,285

The Series B Warrants expired unexercised on October 5, 2009.

E. Contingencies and Commitments

Guarantees

On August 31 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into and entered into various definitive agreements (the “Thermo Financing Agreements”). The Thermo Financing Agreements included an equity capital contribution agreement (the “ECCA”) between Thermo No. 1 BE-01, LLC (“Thermo Subsidiary”) and Merrill Lynch LP. Holdings, Inc., the minority member of the Thermo Subsidiary (the “Class A Member”). Pursuant to the ECCA, our Thermo

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Subsidiary agreed to fund any drilling costs in excess of the original drilling account escrow of $5.7 million established to complete the well field drilling of the Thermo No. 1 project (the “Drilling Escrow Top Up”). Through September 30, 2009, we have contributed an additional $16.3 million to the drilling account escrow for completion of the well field.

The Thermo Financing Agreements include a guaranty agreement dated August 31, 2008 among our Thermo Subsidiary, the Class A Member, and us (the “Guaranty Agreement”). Under the Guaranty Agreement, we guarantee the full payment of the Drilling Escrow Top Up. Our liability under the Guaranty Agreement will continue until the guaranteed obligation is satisfied in full. We expect to complete our well drilling at the Thermo No. 1 project during the fourth quarter of 2009; however, the maximum potential future payments may be unlimited if our wells cannot produce sufficient resource (both heat and flow) so that the Thermo No. 1 geothermal power plant can achieve the designated level of electricity generation.

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

In connection with the Thermo Financing Agreements, we also entered into an amended and restated purchase contract (the “Amended and Restated Purchase Contract”) with UTC Power (“UTCP”) relating to the purchase of generating units for the Thermo No. 1 project. The agreements relating to the purchase of the power generating units have since been assigned from UTCP to Pratt & Whitney Power Systems (“PWPS”). Under the terms of the Amended and Restated Purchase Contract, PWPS is required to allow us to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 project. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, then we will keep the retained portion of the purchase price as a liquidated damages payment. If the Thermo No. 1 project is not successfully completed as a result of any other reason, we will reimburse PWPS for any liquidated damages paid by PWPS. To secure payment of our obligations to reimburse PWPS under the Amended and Restated Purchase Contract, we provided a security interest to PWPS in five patents relating to our Transportation & Industrial segment. We believe that the likelihood that we will be obligated to reimburse PWPS for liquidated damages under the Amended and Restated Purchase Contract is “remote.” Accordingly, we estimate the maximum potential obligation and the related fair value of the obligation under the Amended and Restated Purchase Contract to be immaterial at this time. Therefore, no liability was recorded at September 30, 2009.

The Thermo Financing Agreements also contain a conditional redemption provision whereby the Thermo No. 1 geothermal power plant must achieve “Final Completion” as defined in the Thermo Financing Agreements, by June 15, 2009. We have, however, extended the deadline several times. We are working with the debt holder and the Class A Member of the Thermo No. 1 plant to restructure the tax equity ownership of the Thermo Subsidiary in an attempt to obtain certain benefits under the Recovery Act, which could include grants from the United States Treasury Department of up to 30% of the cost of construction and certain drilling costs for the Thermo plant in lieu of receiving production tax credits for the production of electricity. As part of these restructuring discussions, we intend to seek to extend the deadline for Final Completion or otherwise renegotiate the applicability of the additional penalties. The current deadline is November 30, 2009. Final Completion is achieved when the facility successfully completes a 10-day production test to verify its operating capacity. If the Thermo No. 1 geothermal power plant fails to achieve certain levels of production, either the Class A Member or the debt holder could exercise its rights to require us to make a buy-down payment to the debt holder and the Class A Member. The buy-down payment is based upon a calculation that effectively gives the debt holder and the Class A Member the same economic return as if the facility were operating at full capacity. Any amounts payable under the buy-down provision to the debt holder or the Class A Member would be disbursed from cash in an escrowed account maintained at our Thermo Subsidiary totaling $2.9 million and amounts held back from the purchase price of the PWPS generating units under the terms of the Amended and Restated Purchase Contract between the Thermo Subsidiary and PWPS totaling $4.3 million and any amounts expected to be received from the United States Treasury Department grants under the Recovery Act. We expect the grant to be in the range of $30 – 34 million.

        As part of the grant application process, we will provide a certificate from an independent accountant which will certify the qualified expenses incurred on the project. We have completed our review of the project expenses and preparation of this certificate is nearly complete. We will also submit a certificate from an independent engineer that describes that the project was placed in service in 2009. Preparation of this certificate is also underway. Once these final certificates are ready, and the restructuring is complete, we will submit the grant application. The United States Department of Treasury must fund the grant within 60 days of when an application is deemed complete. To date, many of these United States Department of Treasury grants have been funded in less than the mandatory 60 days and we are hopeful that they will do the same with our application.

If the buy-down payment is greater than these amounts, we would have to make up the difference out of general corporate funds. During November of 2009, management assessed the likelihood of successfully achieving Final Completion by November 30, 2009 and determined that it is probable that the Thermo No. 1 plant will not achieve Final Completion by November 30, 2009. This assessment is based upon delays we have experienced in completing drilling and other related items. The transaction documents provide for various payments in penalties in the event that Final Completion is not achieved by November 30, 2009. As part of the broader restructuring, however, we expect to further extend the November 30, 2009 date until the 1st quarter of 2010.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We estimate that the failure to achieve Final Completion by November 30, 2009, would result in additional penalties of between $2.0 million to $3.0 million. However, we are working with the debt holder and the Class A Member to restructure the tax equity ownership of the Thermo Subsidiary in an attempt to obtain certain benefits under the Recovery Act, which could include grants from the United States Treasury Department of up to 30% of the cost of construction and certain drilling costs for the Thermo plant in lieu of receiving production tax credits for the production of electricity. As part of these restructuring discussions, we intend to seek to extend the deadline for Final Completion or otherwise renegotiate the applicability of the additional penalties. Given our past history and positive working relationship with the debt holders and the Class A Member, we believe that the likelihood of incurring additional penalties is only “reasonably possible” and not “probable” as defined by ASC Subtopic 450-20 “Contingencies-Loss Contingencies”. Accordingly, no liability was recorded relating to the estimated penalties at September 30, 2009. We cannot be certain, however, that we will be able to restructure the tax equity ownership of the Thermo Subsidiary in a manner that allows us to avoid incurring these penalties.

As of September 30, 2009, we did not have any letters of credit or repurchase obligations.

Legal Proceedings

On August 17, 2009, Kay Mendenhall (“Mendenhall”), an individual, and Spindyne, Inc. (“Spindyne”), a Utah corporation, filed a complaint in Fourth Judicial District Court, Utah County, Utah against Jack H. Kerlin, an individual, Kraig Higginson, an individual, and Raser Technologies, Inc. Mendenhall and Spindyne allege that, around the time that Raser was formed, Kerlin, on behalf of Spindyne, assigned to Raser the rights to use certain proprietary technology that was owned by Spindyne. Mendenhall and Spindyne allege that they were not properly compensated for that technology. In general, the complaint alleges, among other claims, breach of contract, breach of implied covenant of good faith and fair dealing, and intentional interference with contract and prospective economic relations. The complaint seeks damages in an amount to be determined at trial for the value of the alleged technology. Neither Spindyne nor Mendenhall have any relationship with us or Mr. Higginson, our Chairman. The alleged technology at issue in the complaint is not currently in use and has never been used by us or Mr. Higginson. We believe the complaint to be completely without merit and are vigorously defending it.

On May 26, 2009, Bakersfield Pipe and Supply, Inc. (“Bakersfield”) filed a complaint in Fifth Judicial District Court, Beaver County, Utah against Thermo No. 1 BE-01, LLC, Intermountain Renewable Power, LLC and Raser Technologies, Inc., alleging breach of contract and attempting to foreclose on a mechanic’s lien. The complaint seeks monetary damages of approximately $1.07 million plus interest and fees. We have accrued for these amounts and are in final stages of settlement negotiations with Bakersfield.

Contingently Vesting Warrants

See discussion of Contingent Warrants in Note D. Warrants.

F. Non-controlling Interest

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

The Thermo Financing Agreements also contain certain complex liquidation preference provisions that require certain distributions to each of the members of the Thermo Subsidiary in the event of a liquidation. According to the Thermo Financing Agreements, upon liquidation of the Thermo Subsidiary and after payment of all outstanding debt, any remaining funds would be distributed in the following manner: (i) first, to both the Class A Member and the Company in the amount of the agreed upon initial capital contributions for tax purposes, (ii) second, to the Class A Member so that any shortfall in achieving its target internal rate of return of 15% would be achieved, and (iii) third, to both the Class A Member and the Company with an allocation of 5% to the Class A Member and 95% to the Company. To determine the non-controlling interest, we utilize a hypothetical liquidation at book value methodology at each balance sheet date. For the period ending March 31, 2009, we modified our hypothetical liquidation at book value methodology to include the recast-financial-statements approach. Under the hypothetical liquidation methodology, we utilize the recast-financial-statements approach which captures the initial relevant fair values of the assets and liabilities and follows generally accepted accounting principles for any additional transactions. We believe that the recast-financial-statements approach closely reflects the Class A Member’s claim on the Thermo Subsidiary’s book value at each balance sheet date because the tax equity financing documents with the Class A Member contain a liquidation preference. According to the recast-financial-statements approach, upon the initial sale of the membership interests, the assets and liabilities are hypothetically liquidated at the recast book value at the end of each period and the portions of the Class A Member’s claim relating to liquidation preferences are recorded as gains or losses. Because we have modified our hypothetical liquidation at book value methodology for the period ended March 31, 2009, certain differences result in the “Non-controlling interest” balance at March 31, 2009 as compared to the balance at December 31, 2008 and September 30, 2008. We treated these differences as a correction of an error in the first quarter of 2009. Based on our projected results for 2009, we do not believe that the correction of the error from the first quarter of 2009 will be material to our overall results for 2009. We will continue to monitor the materiality of this correction of an error through the fourth quarter of 2009.

        Effective January 1, 2009, we adopted a new accounting pronouncement whereby the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest are to be accounted for as equity transactions. Operating gains or losses attributable to non-controlling interests are excluded from the net profit and loss calculation but included in the earnings and loss per share computations.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Non-controlling interest totaled $27.9 million and $28.0 million at September 30, 2009 and December 31, 2008, respectively. Changes in non-controlling interest during the nine months ended September 30, 2009 are set forth below:

Non-controlling Interest	Quarter ended September 30, 2009
Balance at January 1, 2009	$28,025,116
Correction of error from prior period	(2,079,402)
Increase in non-controlling interest from operating losses and liquidation preferences	819,470
Increase in non-controlling interest from additional parent capital contributions	65,576

Balance at March 31, 2009	$26,830,760
Non-controlling interest from operations and liquidation preferences	204,960
Non-controlling interest from additional parent capital contributions	100,050

Balance at June 30, 2009	$27,135,770
Non-controlling interest from operations and liquidation preferences	332,458
Non-controlling interest from additional parent capital contributions	382,028

Balance at September 30, 2009	$27,850,256

From time to time, we are required to pay operating expenses on behalf of the Thermo Subsidiary, which result in decreases to the non-controlling interest. The payment of these operating expenses on behalf of the Thermo Subsidiary is not reimbursable to us under the Thermo Subsidiary operating agreements.

In accordance with the FASB Accounting Standards Codification, we classified “Non-controlling interest” outside of permanent equity because the Thermo Financing Agreements contain a conditional redemption provision that is based upon the occurrence of an event that is not solely within our control (see Note E. “Contingencies and Commitments” above). Upon satisfaction of the conditional redemption provision, the “Non-controlling interest” will be classified as permanent equity.

G. Common Stock

2009 Registered Direct Offering

On June 30, 2009, we entered into a Placement Agent Agreement (the “Placement Agent Agreement”) in which Calyon Securities (USA) Inc., RBC Capital Markets Corporation and JMP Securities LLC served as placement agents relating to a registered direct offering by us of up to an aggregate of 8,550,339 units (“Units”) primarily to institutional investors. Each Unit consists of one share of our common stock, and one warrant to purchase 0.50 share of the Common Stock pursuant to a Warrant to Purchase Common Stock. The sale of the Units was made pursuant to Subscription Agreements, dated June 30, 2009 (the “Subscription Agreements”), with each of the investors. The per share exercise price of the July 2009 Warrants is $4.62 (see Note D. Warrants for further discussion of the July 2009 Warrants).

The investors purchased the Units for a negotiated price of $2.98 per Unit, resulting in gross proceeds to us of approximately $25.5 million, before deducting placement agents’ fees and offering expenses totaling $1.7 million. We closed the registered direct offering on July 6, 2009 and received the net offering proceeds from the sale of the Units, after deducting the placement agents’ fees and other offering expenses totaling approximately $23.8 million.

In connection with the registered direct offering that we completed on July 6, 2009, we granted the investors the right, subject to certain exceptions, to participate in any future equity financing by us prior to December 30, 2010. The participation right allows the registered direct investors to purchase up to 35% of the securities offered.

Stock-Based Compensation Plans

Options and warrants granted to employees and contractors are valued by applying the fair value based method to stock-based compensation in each period utilizing the Black-Scholes option pricing model, a generally accepted valuation model for determining the fair value of options. The maximum term of each option is ten years. With respect to stock options granted and warrants issued during the nine months ended September 30, 2009 and 2008, the assumptions used in the Black-Scholes option-pricing model computations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	3.01%	2.71 – 3.66%	1.76 – 3.01%	2.67 – 3.66%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	106%	98 – 99%	106%	98 – 99%
Expected exercise life (in years)	6.5	6.0	6.5	6.0

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Third Party Share Grants

During the nine months ended September 30, 2009, in settlement of an outstanding promissory note and outstanding payables to various vendors, we issued 142,013 restricted shares and 3,278,748 unrestricted shares of our common stock to settle outstanding debt totaling $9,269,800. As a result, we incurred a gain on the extinguishment of debt totaling $68,588.

Contingent and Non-contingent Warrants Issued

See discussion of contingently vesting warrants and non-contingently vesting warrants issued during 2009 and 2008 in Note D. “Warrants” above.

The activity for stock options and warrants during the nine months ended September 30, 2009 is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009:	14,552,558	$8.57
Granted	1,326,475	5.80
Exercised	—	—
Expired or forfeited	(50,850)	7.63

Outstanding at March 31, 2009:	15,828,183	$6.77	$4,872,767
Granted	676,176	3.61
Exercised	—	—
Expired or forfeited	(183,375)	11.91

Outstanding at June 30, 2009:	16,320,984	$6.63	$895,024
Granted	4,285,170	4.62
Exercised	—	—
Reduction in Maximum Fletcher Warrants	(445,901)	2.85
Expired or forfeited	(375,875)	10.25

Outstanding at September 30, 2009:	19,784,378	$6.00	$—

Exercisable at March 31, 2009:	12,036,478	$5.01	$4,807,347

Exercisable at June 30, 2009:	12,759,413	$5.08	$895,024

Exercisable at September 30, 2009:	16,634,369	$4.99	$—

The following tables summarize certain stock option and warrant information at September 30, 2009:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 2.28 – $5.75	12,769,747	7.23	$3.60	$—
$ 6.00 – $11.00	2,767,948	8.62	6.82	—
$ 11.01 – $17.20	4,213,350	5.47	12.55	—
$25.95	33,333	5.55	25.95	—

Total	19,784,378	7.05	$6.00	$—

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 2.28 – $5.75	12,475,838	8.54	$3.59	$—
$ 6.00 – $11.00	2,345,098	8.77	6.55	—
$ 11.01 – $17.20	1,780,100	5.58	12.42	—
$25.95	33,333	5.55	25.95	—

Total	16,634,369	8.15	$4.99	$—

The following table summarizes the non-vested stock options at September 30, 2009:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2009	1,624,204	$7.34
Granted	63,000	2.53
Vested	(194,649)	5.94
Forfeited	(50,850)	6.19

Non-vested at March 31, 2009:	1,441,705	$7.36
Granted	12,000	3.41
Vested	(108,759)	7.95
Forfeited	(183,375)	9.88

Non-vested at June 30, 2009:	1,161,571	$6.87
Granted	10,000	1.91
Vested	(45,686)	6.82
Forfeited	(375,875)	8.15

Non-vested at September 30, 2009:	750,010	$6.16

The following table summarizes the non-vested stock awards at September 30, 2009:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Outstanding at January 1, 2009:	30,084	$10.07
Granted	1,712,956	3.10
Vested	(1,336,264)	3.24
Forfeited	(500)	6.60

Outstanding at March 31, 2009:	406,276	$3.18
Granted	408,681	3.89
Vested	(684,957)	3.51
Forfeited	—	—

Outstanding at June 30, 2009:	130,000	$3.66
Granted	1,483,705	2.05
Vested	(1,483,705)	2.05
Forfeited	—	—

Outstanding at September 30, 2009:	130,000	$3.66

On August 5, 2009, Brent Cook resigned as our Chief Executive Officer. As part of his final compensation agreement, Mr. Cook is entitled to receive a number of unrestricted shares of our common stock on January 4, 2010 based upon a predetermined formula. The number of shares will be computed based upon the aggregate fair market value of $145,833 divided by a 30-day volume weighted average price effective December 31, 2009.

As of September 30, 2009, we had $7,363,208 of unrecognized compensation expense related to non-vested stock option grants and $356,850 of unrecognized compensation expense related to non-vested stock award grants. These expenses are expected to be recognized over a weighted average period of 1.73 years. As of September 30, 2009, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock-based compensation expense (pre-tax)
Remainder of 2009:	$1,017,663
2010	3,532,888
2011	1,633,827
2012	1,177,166
2013	346,752
2014	11,762

Total:	$7,720,058

H. Net Loss Per Common Share

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on September 30, 2009:

	“In the Money”	“Out of the Money”
Warrants granted	—	16,955,696
Vested employee options	—	2,078,673
Unvested employee options	—	570,010
Vested contractor options	—	85,000
Unvested contractor options	—	95,000

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

Unvested stock grants totaling 130,000 and 30,750 were outstanding on September 30, 2009 and 2008, respectively. Since these shares were granted to employees and Board of Directors, and fully vest upon a “change in control” as defined by the share grant agreements, they were included in the net loss per share computation. These warrants and options were not included in the calculation of diluted net loss per share because their effect was anti-dilutive. Our common stock underlying the call spread option transaction and forward stock purchase transaction would be recorded as treasury stock when delivered and; therefore, would be excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.

I. Fair Value Measurements

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Warrants

Effective January 1, 2009, we adopted the new accounting guidance relating to determining whether a financial instrument is indexed to its own stock as required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification. The adoption of the new accounting guidance can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (“down round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire shares of our common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Accordingly, we determined that the following warrants contained such provisions, thereby concluding they were not indexed to our common stock:

•	Series B Warrants, exercisable for 25,243 shares of our common stock, that expired unexercised on October 5, 2009

•	Contingent Warrants issued to Merrill Lynch, exercisable for 1,350,000 shares of our common stock, that expire January 16, 2015

•

Fletcher Warrants to acquire shares of our common stock in an aggregate value of up to $20.0 million that may not exceed 7,012,631 shares of our common stock, exercisable at September 30, 2009 for 7,012,631 shares of our common stock, that expire November 14, 2018.

For further discussion of these financial instruments, refer to Note D. “Warrants” and Note G. “Common Stock.”

Beginning January 1, 2009, we recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $7.2 million was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before January 1, 2009 and the amounts recognized in the consolidated balance sheet after January 1, 2009. The amounts recognized in the consolidated balance sheet on January 1, 2009 were determined based on the amounts that would have been recognized if the change had been applied from the issuance date of the warrants. We measured the fair value of these warrants as of March 31, 2009, and recorded a $0.9 million loss on derivatives and recorded the liabilities associated with these warrants at their respective fair values as of March 31, 2009. For the quarter ended June 30, 2009, we measured the fair value of these warrants as of June 30, 2009, and recorded a $7.9 million gain on derivatives. We also recorded the liabilities associated with these warrants at their respective fair values as of June 30, 2009. We also measured the fair value of these warrants as of September 30, 2009, and recorded a $5.9 million gain on derivatives for the quarter ended September 30, 2009 and recorded the liabilities associated with these warrants at their respective fair values as of September 30, 2009. We determined the fair values of these securities using the Binomial Lattice and Black Scholes valuation models when appropriate.

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at September 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,817,632	$0	$0	$3,817,632
Restricted cash	12,387,611	76,921	0	12,464,532

Total assets	$16,205,243	$76,921	$0	$16,282,164

Series B Warrants	$0	$0	$0	$0
Merrill Lynch 2008 Contingent Warrants	0	0	1,013,710	1,013,710
Fletcher Warrants	0	0	13,240,549	13,240,549

Total liabilities	$0	$0	$14,254,259	$14,254,259

Cash and cash equivalents and restricted cash measured using Level 1 inputs consist primarily of money market accounts that are traded on active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical instruments.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

We determined the fair value of the Contingent Warrants and the Fletcher Warrants using a Binomial Lattice valuation model that considered their down round provisions that reduce the exercise price if we issues new warrants or equity at a lower price. The model considered the historical volatility of our stock price. See discussion of variable inputs to the valuations of these warrants in Note D. “Warrants” above.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of September 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Total
Assets:
Balance as of January 1, 2009	$—
Total realized and unrealized gains (losses)	—

Balance as of March 31, 2009	$—
Total realized and unrealized gains (losses)	—

Balance as of June 30, 2009	$—
Total realized and unrealized gains (losses)	—

Balance as of September 30, 2009	$—
Liabilities:
Balance as of January 1, 2009	$27,171,713
Increase in fair value of derivative warrants (unrealized gain)	942,839

Balance as of March 31, 2009	$28,114,552
Decrease in fair value of derivative warrants (unrealized loss)	(7,942,193)

Balance as of June 30, 2009	$20,172,359
Decrease in fair value of derivative warrants (unrealized loss)	(5,918,100)

Balance as of September 30, 2009	$14,254,259

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts receivable, notes receivable, interest receivable, accounts payable and accrued liabilities approximate fair values because of the immediate or short-term maturities of these financial instruments.

The carrying value and estimated fair value of our debt instruments at September 30, 2009 were as follows:

	September 30, 2009
	Estimated Fair Value	Carrying Value
Short-term 10.0% amended unsecured line of credit*	$10,673,800	$10,673,852
Long-term 9.5% senior secured note**	26,470,000	30,326,240
Long-term 8.0% convertible senior notes	29,150,000	57,197,726

Total liabilities	$66,293,800	$98,197,818

Due to the original issue discount, cash proceeds of debt are less than the face value of the debt. Therefore, the effective interest rate of 9.5% is greater than the 7.0% stated rate.

*	Represents face value of debt without consideration of the deferred financing costs of $462,403 as of September 30, 2009.
**	Represents face value of debt without consideration of the original issue discount of $4,575,832 as of September 30, 2009.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Accordingly, the presentation below comprises financial information relating to our segments for the three and nine months ended September 30, 2009 and 2008, respectively:

As of and for the Three Months Ended September 30, 2009	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$845,265	$—	$845,265
Segment Operating Loss	(399,774)	(3,286,362)	(2,317,395)	(6,003,531)
Depreciation, Amortization and Accretion	39,906	801,822	22,386	864,114
Interest Expense	—	759,060	2,722,105	3,481,165
Fixed Asset Purchases	—	21,565	—	21,565
Geothermal Well Field Drilling Purchases	—	4,119,709	—	4,119,709
Power Project Construction Purchases	—	4,127,302	—	4,127,302
Total Assets	$497,397	$147,098,519	$10,562,731	$158,158,647

As of and for the Three Months Ended September 30, 2008	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$30,000	$—	$30,000
Segment Operating Loss	(978,844)	(3,202,729)	(2,439,959)	(6,621,532)
Depreciation, Amortization and Accretion	52,018	5,427	17,483	74,928
Interest Expense	—	161,091	916,604	1,077,695
Fixed Asset Purchases	11,226	—	30,848	42,074
Geothermal Well Field Drilling Purchases	—	14,860,086	—	14,860,086
Power Project Construction-in-Progress Purchases	—	29,605,575	—	29,605,575
Total Assets	$700,057	$114,109,968	$23,792,548	$138,602,573

As of and for the Nine Months Ended September 30, 2009	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$1,252,506	$—	$1,252,506
Segment Operating Loss	(1,711,832)	(9,985,920)	(7,514,235)	(19,211,987)
Depreciation, Amortization and Accretion	144,872	1,635,841	68,736	1,849,449
Interest Expense	—	1,925,406	6,788,704	8,714,110
Fixed Asset Purchases	—	262,118	73,686	335,804
Geothermal Well Field Drilling Purchases	—	11,887,887	—	11,887,887
Power Project Construction-in-Progress Purchases	—	11,984,002	—	11,984,002
Total Assets	$497,397	$147,098,519	$10,562,731	$158,158,647

As of and for the Nine Months Ended September 30, 2008	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$136,423	$30,000	$—	$166,423
Segment Operating Loss	(3,095,230)	(8,091,820)	(7,429,889)	(18,616,939)
Depreciation, Amortization and Accretion	147,069	15,417	62,479	224,965
Interest Expense	—	181,924	1,999,052	2,180,976
Fixed Asset Purchases	82,510	23,522	74,647	180,679
Geothermal Well Field Drilling Purchases	—	30,117,913	—	30,117,913
Power Project Construction-in-Progress Purchases	—	48,640,710	—	48,640,743
Total Assets	$700,057	$114,109,968	$23,792,548	$138,602,573

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

K. Supplemental Cash Information

For the nine months ended September 30, 2009

•	We paid $3,807,734 for interest and $400 for income taxes.

•

We recorded five non-cash payments totaling $40,000 for 11,035 shares of our common stock issued to settle outstanding invoices from two service providers for consulting relating to our PHEV project. The non-cash payments were equal to the fair market value of the shares on the date the shares were granted.

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

•

We recorded a $950,000 non-cash payment for 263,108 shares of our common stock issued to settle a promissory note with a former merger candidate that was settled on January 27, 2009. The non-cash payment resulted in a gain on extinguishment of debt totaling $68,588.

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

•

We recorded two non-cash payments totaling $96,900 for 20,000 restricted shares of our common stock and 31,246 unrestricted shares of our common stock issued to settle outstanding invoices from two service providers for consulting relating to our investor relations and expansion of our geothermal operations. The non-cash payment approximated the fair market value of the shares on the date the shares were granted.

•

We recorded eighteen non-cash payments totaling $2,930,200 for 1,425,894 shares of our common stock to settle outstanding invoices from the service providers for construction of our Thermo No. 1 geothermal power plant. The non-cash payments approximated the fair market value of the shares on the date the shares were granted.

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

L. Recently Issued Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards and is not intended to change GAAP. The use of the ASC was effective for financial statements issued for periods ending after September 15, 2009. We implemented this guidance on July 1, 2009, and it had no material impact on our financial condition, results of operations, or cash flows.

In July 2009, the FASB issued new accounting guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This new accounting guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Based upon current assumptions, we believe that adoption of this new accounting guidance will not immediately change the designation of our Thermo Subsidiary from being a consolidated entity for financial statement purposes. However, we will continue to evaluate events under this new pronouncement that may result in the deconsolidation of the Thermo Subsidiary as they arise.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This new guidance became effective on July 1, 2009. We implemented this guidance on July 1, 2009, and it had no material impact on our financial condition, results of operations, or cash flows.

In September 2009, the FASB issued new accounting guidance to provide implementation guidance for uncertainty in income taxes for “pass through entities”. The amendments clarify that management’s determination of the taxable status of the entity is a tax position subject to the standards required for accounting for uncertainty in income taxes. This new guidance became effective on July 1, 2009. We implemented this guidance on July 1, 2009, and it had no material impact on our financial condition, results of operations, or cash flows.

In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the Securities and Exchange Commission in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the Securities and Exchange Commission to improve the ability of financial statement users to access and analyze financial data. The Securities and Exchange Commission adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, we will be required to submit filings with financial statement information using XBRL commencing with our June 30, 2011 quarterly report on Form 10-Q. We are furnishing financial information in XBRL format starting with this quarterly report on Form 10-Q. As an earlier XBRL adopter, we may choose to discontinue furnishing XBRL data in the future until the required compliance date of June 30, 2011.

M. Subsequent Events

Events subsequent to September 30, 2009, were evaluated until the time of the Form 10-Q filing with the Securities and Exchange Commission on November 9, 2009.

October 2009 Registered Offering

On October 19, 2009, we sold 3,201,526 shares of our common stock and warrants to acquire up to 1,600,763 shares of our common stock to three of the LOC Lenders in consideration for $5.4 million in promissory notes. The common stock and warrants were sold as units (the “Units”), with each Unit consisting of one share of common stock and one warrant to acquire 0.50 shares of our common stock (each, a “Warrant” and collectively, the “Warrants”) at an exercise price of $1.61 per share. The October 2009 Warrants expire on October 19, 2019. Each Unit was sold at a negotiated price of $1.68 per unit. On October 23, 2009, we entered into agreements with the three participating LOC Lenders to cancel the $5.4 million promissory notes as an offset to settle the equivalent amount owed to the participating LOC Lenders for their respective portions of the outstanding Line of Credit balance on that date.

Pursuant to the registered offering, we sold 3,201,526 Units to three of the LOC Lenders, each of whom had advanced funds to us pursuant to the Line of Credit. We did not offer Units to the one lender under the Line of Credit that is controlled by our Chairman of the Board, Kraig Higginson, due to certain regulatory restrictions relating to the sale of Units to an officer of the Company. The proceeds from the sale of these units to the three participating LOC Lenders totaled $5.4 million, before deducting estimated offering expenses of approximately $75,000. We accepted promissory notes totaling $5.4 million from the three participating LOC Lenders for the 3,201,526 Units sold.

        In addition to the sale of the Units to the three participating LOC Lenders, we also offered an aggregate of 1,120,526 additional Units to certain stockholders and former stockholders of our Company (the “Participation Rights Holders”) pursuant to agreements dated June 30, 2009 between us and the Participation Rights Holders. Each of the Participation Rights Holders was entitled to purchase a number of Units equal to at least its pro rata portion of 35% of the Units offered on the same terms and conditions as the three participating LOC Lenders. None of the Participation Rights Holders elected to participate in this offering.

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

Overview

Our Company

We are an environmental energy technology company focused on geothermal power development and technology licensing. We operate two business segments: Power Systems and Transportation & Industrial. Our Power Systems segment develops clean, renewable geothermal electric power plants and anticipates also developing bottom-cycling operations in the future. Our Transportation & Industrial segment focuses on using our Symetron™ family of technologies to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we are employing a strategy to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our strategy, we aim to become both a producer of clean, geothermal electric power as well as a provider of electric and hybrid-electric vehicle technologies and products.

We are incorporated in Delaware. We are the successor to Raser Technologies, Inc., a Utah corporation, which was formerly known as Wasatch Web Advisors, Inc. Wasatch Web Advisors acquired 100% of our predecessor corporation in a reverse acquisition transaction in October of 2003. Prior to that transaction, our predecessor corporation was a privately-held company.

We have initiated the development of eight geothermal projects in our Power Systems segment to date, and we are currently in the development stage of well drilling and geothermal power plant construction to further develop viable geothermal resources. We have accumulated a large portfolio of geothermal interests in four western continental states and a geothermal concession in Indonesia. These geothermal interests are important to our ability to develop geothermal power plants. We continue to seek and accumulate additional interests in geothermal resources for potential future projects.

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

Liquidity, Capital Requirements and Market Conditions

        Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our business plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include the obligation to repay the remaining amounts borrowed under our Unsecured Line of Credit Agreement and Promissory Note, dated January 27, 2009 and amended on July 22, 2009 (the “Line of Credit”), among Radion Energy, LLC (“Radion”), Ocean Fund, LLC (“Ocean Fund”), Primary Colors, LLC (“Primary Colors”) and R. Thomas Bailey, an individual (collectively, the “LOC Lenders”), which are due in July 2010 but may need to be repaid as early as November 2009. The principal balance of the Line of Credit and any accrued interest thereon, can be paid in the form of cash or equity securities at our sole discretion, subject to any regulatory limitations on our ability to satisfy these obligations through the issuance of equity securities. Although the outstanding borrowings under the Line of Credit of $5.3 million is due in July 2010, the remaining LOC Lender is a related party and has informed us that he does not intend to exert further pressure on our liquidity situation. In addition to our obligations under the Line of Credit, if we fail to achieve “Final Completion,” as defined in the Thermo Financing Agreements, of our Thermo No. 1 geothermal power plant by November 30, 2009, we may incur penalties of between $2.0 million to $3.0 million would be payable immediately to our debt and tax equity providers. However, given our past history and positive working relationship with the debt holders and the Class A Member, we believe that the likelihood of incurring additional penalties is only “reasonably possible” and not “probable” as defined by ASC Subtopic 450-20 “Contingencies-Loss Contingencies”. Accordingly, no liability was recorded relating to the estimated penalties at September 30, 2009.

During 2008 and 2009, economic conditions have weakened significantly and global financial markets have experienced significant liquidity challenges. Despite these challenges, we were able to obtain a limited amount of financing during 2009. Earlier in the year, we established the Line of Credit. During the year, we borrowed a total of $13.4 million under the Line of Credit. In July 2009, we completed a $25.5 million registered direct offering. In October 2009, we sold shares of our common stock and warrants to acquire shares of our common stock to three of the LOC Lenders for a total purchase price of $5.4 million. We received the purchase price in the form of promissory notes, which were then used as an offset to settle our outstanding obligations to the participating LOC Lenders under the Line of Credit and reduce our outstanding borrowings under the Line of Credit to $5.3 million. This transaction reduced our liabilities, but did not change our available cash. Although the outstanding borrowings under the Line of Credit of $5.3 million is due in July 2010, the remaining LOC Lender is a related party and has informed us that he does not intend to exert further pressure on our liquidity situation.

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

Federal and state governments have recognized the financing challenges faced by many businesses and have established programs to help companies engaged in the development of renewable energy projects. These programs include loan guarantee, government grant and other programs. As a result, part of our short-term strategy to obtain additional funding includes applications for loan guarantees and various government grants. For example, we have made or are in the process of making applications for funding under several stimulus programs established by the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) and other pre-existing programs. However, one of our applications for loan guarantees was denied. In addition, we were not awarded three small grants for innovative exploration activities. We cannot predict whether we will be able to successfully obtain loan guarantees or grants under these new government programs.

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

•

Thermo No. 1 Plant (Utah): We completed major construction of the cooling towers and transmission lines and installed the power generating units at the Thermo No. 1 geothermal power plant, located in Beaver County, Utah, in the fourth quarter of 2008. We completed the commissioning of the plant in the first quarter of 2009. In April 2009, we began selling electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim pursuant to a power purchase agreement we previously entered into with Anaheim. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Thermo No. 1 power plant, please see our Annual Report on Form 10-K for the year ended December 31, 2008.

During the second and third quarters of 2009, we delivered 14,695 MW hours of electricity to the City of Anaheim. The Thermo No. 1 plant is currently producing and transmitting approximately 5 MW of electricity, which represents approximately half of the plant’s designed capacity. Thus far, we have been unable to operate the plant at full capacity due to insufficient heat and flow from the production wells that provide geothermal water to the plant. As more fully described below, we believe that additional wells we have drilled, together with some of the existing wells we are reworking, have the potential to increase the net power production to full capacity by the end of the fourth quarter of 2009. However, we have not completed all of the necessary drilling, stimulation work and testing, and we cannot be certain the additional wells will allow us to operate the Thermo No. 1 plant at full capacity. While we expect the plant to be generating power at or near full capacity of 10 megawatts available for sale by the end of this year, we do not expect to complete all of the steps necessary to achieve “Final Completion” under the Thermo Financing Agreements until the first quarter of 2010.

The net power produced by the Thermo No. 1 plant is purchased by the City of Anaheim, California pursuant to a renewable power purchase and sale agreement (the “Thermo PPA”), which we entered into on March 10, 2008, before the plant was constructed. Subject to certain conditions, the Thermo PPA provides for the delivery by the Thermo No. 1 plant of up to 11 megawatts of geothermal renewable power for 20 years. The Thermo PPA provides for a selling price of $78 per megawatt hour with a two percent per annum increase over the term of the Thermo PPA. Under the Thermo PPA, the City of Anaheim is also obligated to pay for the “wheeling costs,” or cost for transmission, of the electricity from the Thermo No. 1 power plant to the City of Anaheim. The is no penalty under the Thermo PPA for delivering less than 11 megawatts of geothermal renewable power.

As noted above, we completed the major construction of the cooling towers, transmission lines and setting of the power generating units at the Thermo No. 1 geothermal power plant in October of 2008. Commissioning testing of the power generating units was completed in the first quarter of 2009 using two production wells and one reinjection well that we had connected to the plant. Once a plant has been placed in service, we reclassify the cost of the related leases, wells, transmission lines and substations and construction in progress as “Geothermal property, plant and equipment” on the balance sheet. Since our Thermo No. 1 geothermal power plant was placed into service in the first quarter of 2009, we reclassified these costs as “Geothermal property, plant and equipment” accordingly.

At September 30, 2009, the total capitalized costs of the Thermo No. 1 project were $107.7 million, consisting of $64.3 million in plant construction and transmission line and interconnection costs, $42.4 million in well field development costs, $2.4 million in land and lease acquisition costs and accumulated depreciation totaling $1.4 million. These costs will be amortized over the estimated useful life of the geothermal power plant, which is expected to be approximately 35 years. Amortization of the Thermo No. 1 geothermal power plant began in the second quarter of 2009. We have assessed the additional construction and drilling costs that we expect to incur so that the power plant will be able to operate at or near full capacity to be approximately $8.0 million.

We have drilled five production wells and two reinjection wells that we expect to utilize for the plant when it is operating at full capacity. We recently finished drilling two additional wells and we expect to use at least one of these wells as a production well pending the completion of well testing. We believe that when the plant is operating at full capacity, it will utilize five to six production wells and two to three injection wells at the Thermo No. 1 geothermal power plant. In addition to the completion of drilling, stimulation work and testing of these two newest wells, we expect to rework some of the existing wells in order to isolate cooler waters that may be entering the wells.

The expected production wells have demonstrated flow temperatures in commercially productive ranges of approximately 240 degrees Fahrenheit to 300 degrees Fahrenheit, with bottom-hole temperatures in excess of 350 degrees Fahrenheit. The geothermal resources utilized by the plant are believed to be renewable so long as; (i) the plant is operated at or below the maximum level studies indicate that the resource will support, (ii) all of the geothermal fluids are recycled without losses, and (iii) the hydrological balance of the geothermal resource is properly maintained.

In addition to the wells described above, we have drilled two wells that we, in consultation with our drilling and geothermal consultants, have determined to be non-commercial wells. However, we may conduct further testing of one of these wells in the future to determine whether it can be stimulated to increase its production through a variety of commonly-used well stimulation techniques. We may also use one of these wells as a reinjection well.

Our ability to operate the Thermo No. 1 plant at full capacity depends significantly on the characteristics of the additional production wells we expect to use for the plant. The wells need to provide sufficient heat at flow rates that can be maintained without a significant increase in the parasitic load associated with the plant. The parasitic load refers to the amount of electricity used by the plant to maintain operations and typically refers to loads associated with cooling towers, cooling water pumps, turbine pumps, and other plant loads. This type of parasitic load is satisfied by utilizing power generated by the plant itself. A significant load can also result from geothermal well pumps and other equipment used to maintain the flow of geothermal water from the earth through the plant and back into the earth through reinjection wells. Generally, water with a higher temperature will allow the plant to operate with a lower rate of flow, which results in a decrease in the parasitic load because less electricity is required to maintain the necessary flow rate. Water with lower temperatures, on the other hand, requires a higher flow rate to operate the plant, which increases the parasitic load. Unless the water produced by a well is hot enough to increase the amount of power generated by the plant and available for sale, and the increase is sufficient to compensate for the cost of purchasing power to satisfy any resulting increase in parasitic load, the well will not result in a net increase in the revenue from the plant. Therefore, the overall temperature of the water produced by the production wells is critical to our ability to operate the plant at full capacity.

We satisfy the power requirements of the geothermal well pumps at the Thermo No. 1 plant by purchasing electricity from the local electrical utility. We are able to purchase this power at rates lower than the rates we are able to sell the power generated by the plant under the applicable Thermo PPA. This allows us to economically sell all of the power resulting from an increase in the amount of power generated by the Thermo No. 1 plant as long as the value of that power exceeds the value of the power we purchase to satisfy any related increase in the parasitic load. We are also limited by the amount of water our reinjection wells can return to the earth. Additional reinjection wells may be required if the current wells exceed their capacity to reinject water to the geothermal source. While we believe the additional production wells we expect to use for the plant have the potential to increase the net production at the plant to full capacity, we cannot be certain that the wells will increase net production until the wells are brought online and the impact to the parasitic load at the plant has been determined. Similarly, we may elect to rework marginal wells where we estimate we may be able to increase the temperature by blocking off zones where the water is cooler. We cannot be certain that this rework will generate an economic return and net production increase until the wells are brought online and the impact to the parasitic load has been determined.

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

We have experienced certain delays and cost overruns on the Thermo No. 1 project. The Thermo No. 1 geothermal power plant is the first ever large-scale commercial application of the Pratt & Whitney Power Systems (“PWPS”) Pure-Cycle power generating units and the first plant built under our rapid-deployment approach so such delays and overruns are not entirely unexpected. Some of the key drivers of the delays and cost overruns are as follows:

Well Field Development:

•	Increased costs to broaden previous well field plans.

•	Complications encountered by drilling contractors.

•	High demand for drilling services and related materials due to the rapid increase in the price of oil.

Construction:

•	Wider than necessary step-outs for injection wells, which increased piping costs, due to concerns of lenders.

•	Additional costs incurred relating to establishing the greater Thermo area.

•	Increased prices for steel, concrete and other commodities due to high demand.

•	Payment of overtime and other additional costs in order to accelerate the construction schedule.

Equipment:

•	Expenses associated with installing PWPS power generating units for the first time, which allowed us to identify design changes for the benefit of future plants.

Transmission:

•	In anticipation of future plants, we built a larger transmission infrastructure.

•

Lightning Dock Plant (New Mexico): We acquired the Lightning Dock project in 2007 in an acquisition transaction. Pursuant to the transaction, we purchased a United States Bureau of Land Management (“BLM”) lease and other miscellaneous assets totaling $4,140,000 (the “Purchase”). Numerous exploratory wells and two production wells were drilled prior to our acquiring the site. Subject to obtaining adequate financing, we intend to build a geothermal power plant at Lightning Dock with an estimated generating capacity of approximately 10 to 15 MW. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Lightning Dock project, please see our Annual Report on Form 10-K.

We are in the process of obtaining the final, necessary permits for the Lightning Dock plant. We have received the bulk of the permits we need for the project and are in the process of finalizing the last few permitting items. However, to date, we have not drilled production or reinjection wells on this site. We are awaiting final approval to proceed with the final permits from the local government officials, pending a ruling relating to a protest filed by a nearby land owner.

The power generated from the facility is expected to be sold to the Salt River Project Agricultural Improvement and Power District (“SRP”) in Phoenix, Arizona pursuant to a 20-year power purchase agreement.

We are evaluating various generating equipment for the Lightning Dock project. We anticipate that the Lightning Dock project will produce between 15 and 20 MW of power for sale to SRP. We estimate that the total costs of the completed Lightning Dock geothermal power plant will range from $75 to $85 million, including the costs of well field development and transmission line construction, depending on the equipment selected. Continued development of the Lightning Dock plant, other than the permitting work currently performed, will be dependent on additional financing.

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

•

Thermo No. 2 and No. 3 Plants (Utah): In March of 2008 we concluded with a high degree of confidence that the Thermo area contained a commercially viable geothermal resource which could support additional power plants. When it became clear that the geothermal resource located on our leased lands in the Thermo area could support more than just the Thermo No. 1 project, we began preliminary planning for the Thermo No. 2 and Thermo No. 3 projects including preparing permit applications, securing water rights, filing for transmission interconnection, securing rights of way for the expected new transmission line, and beginning environmental work. These permits include, among others, air quality permits, hazardous materials permits, and storm water discharge permits. While construction of the Thermo No. 1 geothermal power plant has been ongoing, we have begun obtaining the necessary permits for the Thermo No. 2 project and the Thermo No. 3 project. The Thermo No. 2 geothermal power plant is expected to be located on an approximately 480 acre portion of a 11,000 acre private lease and the Thermo No. 3 geothermal power plant is expected to be located on an approximately 480 acre parcel owned by the Utah School and Institutional Trust Lands Administration. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Thermo No. 1 power plant, please see our Annual Report on Form 10-K.

As of September 30, 2009, we had not entered into power purchase agreements for the sale of the power to be generated from the Thermo No. 2 and Thermo No. 3 geothermal power plants, but have signed a term sheet with the Southern California Public Power Authority (“SCPPA”) that, if the final Power Purchase Agreement is executed, will facilitate the financing for the development of both Thermo No. 2 and Thermo No. 3.

Continued development of the Thermo No. 2 and Thermo No. 3 plants, other than the permitting and engineering work currently being performed, will be dependent on additional financing.

•

Klamath Falls Plant (Oregon): We have obtained the necessary zoning permit and drilling permit to drill the first well at our Klamath Falls project. We are in the process of obtaining the necessary water change permit for reinjecting water into the ground, along with permits for construction, air quality and other permits necessary to begin construction of our geothermal power plant. We have performed some preparations at the site, but have not begun drilling activities. Continued development of the Klamath Falls plant, other than the permitting work currently being performed, will be dependent on additional financing. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Klamath Falls project, please see our Annual Report on Form 10-K for the year ended December 31, 2008.

Annual delay rental payments of $1,000 are due on each anniversary date until production begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the landowner based on a percentage of electrical sales from the plant.

In addition to the lease acquisition costs for the Klamath Falls project totaling $10,000, we have incurred permitting costs totaling $76,900.

•

Truckee Plant (Nevada): We have obtained the drilling, construction, air quality, water reinjection, water quality and other permits that are necessary to begin drilling at the Truckee site. We are in the process of obtaining the environmental assessment from the BLM that will enable us to construct the Truckee plant. We drilled the first well at this site in the fourth quarter of 2007. However, the results of the first well have been inconclusive. We will have additional independent geologic studies performed before we proceed with any additional drilling. With other projects showing greater geothermal resources, we expect to seek funding to continue the development of our other projects ahead of the Truckee project. Further development on the Truckee resource will be dependent upon more positive geological studies and the availability of financing for the resource. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Truckee project, please see our Annual Report on Form 10-K for the year ended December 31, 2008.

Pursuant to the terms of the BLM leases, annual delay rental payments of $15,000 are due each year until production begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant.

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

In addition to the lease acquisition costs for the Truckee project totaling $734,500, we incurred drilling costs totaling $3.0 million. As of December 31, 2008, we determined that the value of this well had been impaired due to our current cash requirements and the need to raise additional capital to continue with the Truckee project. Accordingly, the $3.0 million of costs were expensed at December 31, 2008. However, if we are able to secure additional financing and continue development of the Truckee project, we believe it is likely that the Truckee well will be suitable as a reinjection well, but until more detailed testing is performed on the well we will not know if it will be a production well, a reinjection well or will be abandoned.

•

Devil’s Canyon Plant (Nevada): We have obtained drilling permits for up to eight production wells and three reinjection wells at our Devil’s Canyon project. We are in the process of obtaining the necessary environmental assessment permit from the BLM, water change permit for reinjecting water into the ground, construction, air quality, environmental and other permits necessary to begin construction of our geothermal power plant. We have not yet begun drilling activities. Continued development of the Devil’s Canyon plant, other than the permitting work currently being performed, will be dependent on additional financing. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Devil’s Canyon project, please see our Annual Report on Form 10-K for the year ended December 31, 2008.

Annual delay rental payments of $20,000 are due on each anniversary date of the geothermal leases relating to the Devil’s Canyon project until production begins.

Our Devil’s Canyon geothermal leases are located on ranches that contain a shed with no other structures.

In addition to the lease acquisition costs for the Devil’s Canyon project totaling $45,600, we incurred permitting costs totaling $123,700.

•

Trail Canyon Plant (Nevada): We are in the process of obtaining the necessary environmental assessment permit from the BLM, and are moving forward with drilling permits, the water change permit for re-injecting water into the ground, construction, air quality and other permits and rights of way necessary to begin construction of our geothermal power plant. Accordingly, we have not yet begun drilling activities. Continued development of the Trail Canyon plant, other than the permitting work currently being performed, will be dependent on additional financing. For more information regarding the background, geological studies, geothermal leases and geothermal resources relating to the Trail Canyon project, please see our Annual Report on Form 10-K for the year ended December 31, 2008.

Annual delay rentals with respect to the leases total $635 on each anniversary date until production of electricity begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by these leases, royalties are owed to the respective landowners based on a percentage of electrical sales from the plant.

In addition to the lease acquisition costs for the Trail Canyon project totaling $179,600, we incurred permitting costs totaling $224,100.

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

Results of Operations

We completed the major construction of the cooling towers and transmission lines and installed the PWPS power generating units at our Thermo No. 1 project in October 2008. The Thermo No. 1 power plant began generating nominal quantities of “test” electricity in December 2008. We began delivering electricity generated by the Thermo No. 1 geothermal power plant to the City of Anaheim in April 2009 pursuant to the Thermo PPA. Subject to the risks and uncertainties described elsewhere in this report, we expect the plant to become operational at or near full capacity in the fourth quarter of 2009. Although Thermo No. 1 BE-01, LLC (“Thermo Subsidiary”) began generating revenues under the Thermo PPA during 2009, the expected revenues and cash flows received by Raser, the parent company of Thermo No. 1 will not have a material effect on our liquidity or our needs for additional financing.

        Our Transportation & Industrial segment expects to begin to generate modest revenues in the future from contracts we have entered into, or expect to enter into, for the development of extended range Plug-in Hybrid Electric Vehicle (“PHEV”) demonstration vehicles. Our Transportation & Industrial segment will not generate significant revenues or cash flows unless we are able to license our Symetron TM technologies to third parties. Although progress is being made by each of our business segments, significant revenues may not be generated as expected by either of our segments, if at all. We are currently evaluating the possibility of further dividing the Transportation and Industrial and Power Systems segments or otherwise spinning off the Transportation and Industrial business segment in a manner that would be beneficial to our shareholders.

We have incurred significant losses since our inception. As of September 30, 2009, we had incurred an accumulated deficit of approximately $103.7 million on cumulative revenues since inception of approximately $2.3 million. Our net losses applicable to common stockholders for the nine months ended September 30, 2009 and 2008 totaled $14.2 million and $12.9 million, respectively.

During the nine months ended September 30, 2009, our average monthly cash expenditure rate for operations decreased to approximately $1.3 million from approximately $1.8 million per month for the nine months ended September 30, 2008. The current spending rate primarily comprises lower professional services associated with power plant design, financing and tax structures and general engineering totaling $0.5 million per month. This decrease was offset by increased payroll costs, certain expenses related to the construction of the Thermo No. 1 geothermal power plant, and miscellaneous fees incurred as a result of our deposit refund from PWPS totaling $0.2 million per month. In addition, the current spending rate has decreased primarily due to lower payroll and consulting costs relating to our research and development engineering costs of our PHEV project totaling $0.2 million per month. Provided we have sufficient cash available, we expect that our average monthly cash expenditure rate will begin to increase again as we implement our plans to develop additional geothermal power plants. For the third quarter of 2009, our average monthly cash expenditure rate decreased to $0.9 million per month as a result of management’s decision to reduce administrative costs and focus corporate efforts and resources on completing the Thermo No. 1 plant. We expect the expenditure rate to remain at this level or continue to decrease until we secure additional financing.

For the nine months ended September 30, 2009, our operating expenses consisted primarily of cost of sales, general and administrative expenses, power project development expenses and research and development expenses. Cost of revenue incurred for the current year periods presented primarily includes the direct costs of operating our Thermo No. 1 geothermal power plant such as the wheeling costs (wheeling costs are reimbursed by the City of Anaheim), commissions, royalties, costs of electricity (referred to as parasitic load) to operate well pumps and equipment, geothermal engineering consulting, depreciation and other direct overhead related costs. Cost of revenue incurred during prior periods also includes the direct labor, materials and overhead expenses required to perform work on research and development subcontracts which have now been completed.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$845,265	$30,000	$1,252,506	$166,423
Cost of revenue
Direct costs	2,150,652	—	3,283,296	74,112
Depreciation and amortization	735,126	—	1,445,900	—

Gross margin	(2,040,513)	30,000	(3,476,690)	92,311

Operating expenses
General and administrative	2,352,612	2,447,878	7,633,943	7,562,902
Power project development	1,245,849	3,232,729	6,509,230	8,012,210
Research and development	364,557	970,925	1,592,124	3,134,138

Total operating expenses	3,963,018	6,651,532	15,735,297	18,709,250

Operating loss	(6,003,531)	(6,621,532)	(19,211,987)	(18,616,939)
Interest income	33,538	94,030	122,342	265,306
Interest expense	(3,481,165)	(1,077,695)	(8,714,110)	(2,180,976)
Gain on derivative instruments	5,918,100	—	12,917,454	—
Other	—	—	(131,442)	75,775

Loss before income taxes	(3,533,058)	(7,605,197)	(15,017,743)	(20,456,834)
Tax benefit (expense)	—	—	—	—

Net loss	$(3,533,058)	$(7,605,197)	$(15,017,743)	$(20,456,834)
Non-controlling interest in the Thermo No. 1 subsidiary	(248,513)	(1,226,070)	806,458	(1,226,070)

Net loss applicable to common stockholders	$(3,781,571)	$(8,831,267)	$(14,211,285)	$(21,682,904)

Loss per common share-basic and diluted	$(0.05)	$(0.15)	$(0.21)	$(0.38)

Weighted average common shares-basic and diluted	74,881,000	57,785,000	68,321,000	56,646,000

Comparison of Three Months Ended September 30, 2009 and 2008

Revenue

During the three months ended September 30, 2009, we recognized revenue totaling $0.8 million as compared to $30,000 during the same period in 2008. During the second quarter of 2009, we began selling electricity generated by our Thermo No. 1 geothermal power plant to the City of Anaheim. During the third quarter, we generated and sold approximately 9,819 MW hours of electricity.

Cost of revenue. Cost of revenue for the three months ended September 30, 2009 totaled $2.9 million compared to zero for the same period in 2008. The increase in cost of sales for 2009 was primarily due to sales of electricity from the Thermo No. 1 power plant during the third quarter of 2009. Cost of revenue includes depreciation expense totaling $0.7 million, parasitic load costs totaling $0.5 million, the annual property tax assessments totaling $0.8 million that had not been accrued previously; consulting and insurance costs totaling $0.3 million; maintenance costs for the Thermo No. 1 power generating units totaling $0.2 million; and payroll related costs totaling $0.1 million. Although, the gross margin was negative for the quarter ended September 30, 2009, we anticipate that as the Thermo No. 1 plant reaches full capacity, certain consulting expenses and parasitic load costs will decline and we expect the revenue generated from the sale of electricity under the current PPA to exceed the cost of revenue.

Operating Expenses

General and Administrative. General and administrative expenses remained relatively flat at approximately $2.4 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Employment related costs increased approximately $0.2 million due to cash and equity based compensation relating to severance payments to certain former employees. Office related expenses increased approximately $0.1 million due to our general expansion of office space at the beginning of the current year. These increases are offset by decreased professional services during the third quarter of 2009 from the third quarter of 2008 totaling $0.4 million reflecting decreased legal and consulting fees associated with tax equity financing activities during the prior year third quarter.

Power Project Developments. Power project development expenses during the three months ended September 30, 2009 totaled $1.2 million as compared to $3.2 million for the three months ended September 30, 2008. During the third quarter of 2009, professional services decreased by approximately $2.0 million due to costs incurred during the third quarter of 2008 relating to geological engineering consulting, transmission line capacity studies and legal fees associated with debt and tax equity financing structures contemplated by financing commitments under our commitment letter with Merrill Lynch (the “Commitment Letter”) that were not incurred during the third quarter of 2009. These fees were higher during the 2008 period due to the negotiation of the Commitment Letter we obtained from Merrill Lynch and the financing we obtained for the Thermo No. 1 plant. Employment related and other operating costs remained relatively flat as compared to the third quarter of 2008. Equity-based non-cash employee and contractor compensation for the three months ended September 30, 2009 also remained relatively flat as compared to the third quarter of 2008.

Research and Development. Research and Development expense decreased from $1.0 million in the three months ended September 30, 2008 to $0.4 million for the three months ended September 30, 2009. Equity based non-cash employee compensation remained relatively flat during the three months ended September 30, 2009 compared to the same period in 2008. This was due primarily to offsetting factors relating to decreasing headcount from the prior year while issuing stock grants to employees as part of their severance agreements during the current year as a result our decision to reduce the cash requirements at our design center. Because we reduced our employment levels at the design center, cash based employee compensation decreased $0.3 million during the three months ended September 30, 2009 from the third quarter of 2008. Professional services decreased by approximately $0.2 million during the three months ended September 30, 2009 compared to the same period in 2008 due primarily to the substantial completion of the consulting work relating to the PHEV early in 2009. The portion of engineering expenses relating to testing of materials decreased during the three months ended September 30, 2009 over the comparable 2008 period by approximately $0.1 million.

Interest and Other Income.

Interest income for the three months ended September 30, 2009 decreased approximately $0.1 million compared to the same period in 2008 reflecting relatively lower average monthly cash balances and interest rates due to the current economic environment. Interest expense during the three months ended September 30, 2009 increased $2.4 million over the three months ended September 30, 2008 primarily due to placing the Thermo No. 1 plant into service during the first quarter of 2009. Once the plant was placed into service, we no longer capitalized interest expense associated with the financing for the construction of the plant. Gain on derivative increased $5.9 million during the three months ended September 30, 2009 compared to the third quarter of 2008 due primarily to a decrease in the fair value of outstanding warrants that contain anti-dilutive features.

Non-controlling Interest.

Non-controlling interest represents the non-controlling tax equity partner’s claim on the assets of Thermo No. 1. In previous filings, non-controlling interest was referred to as minority interest. Non-controlling interest increased approximately $1.0 million during the third quarter of 2009 compare to the three months ended September 30, 2008 due primarily to the accrual of liquidation preferences in accordance with the definitive financing agreements we finalized on August 31 2008 for the Thermo No. 1 project (the “Thermo Financing Agreements”).

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenue

During the nine months ended September 30, 2009, we recognized revenue totaling $1.3 million compared to $0.2 million during the same period in 2008. During the second quarter of 2009, we began selling electricity generated by our Thermo No. 1 geothermal power plant to the City of Anaheim. During the second and third quarters, we generated approximately 14,695 MW hours of electricity.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2009 and 2008 totaled $4.7 million compared to $0.1 million for the same period in 2008. The increase in cost of sales for 2009 was due primarily to sales of electricity from Thermo No. 1 during the second and third quarters of 2009. Cost of revenue includes depreciation expense totaling $1.4 million, parasitic load costs totaling $0.7 million, the annual property tax assessments totaling $0.8 million that had not been accrued previously, consulting and insurance costs totaling $0.5 million, maintenance cost for the Thermo No. 1 generating units totaling $0.7 million and payroll related costs totaling $0.2 million. Although, the gross margin was negative for the nine months ended September 30, 2009, we anticipate that as the Thermo No. 1 plant reaches full capacity, certain consulting expenses and parasitic load costs will decline and we expect the revenue generated from the sale of electricity under the current PPA to exceed the cost of revenue.

Operating Expenses

General and Administrative. General and administrative expenses remained relatively flat at $7.6 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Equity-based non-cash employee and service provider compensation expenses increased by approximately $0.2 million as a result of severance payments, in the form of our common stock, granted to certain former employees. Cash based employee compensation also increased by approximately $0.2 million as a result of severance payments to certain employees whose employment was terminated during the nine months ended September 30, 2009. Office expenses also increased by approximately $0.5 million over the same prior year period due primarily to increases in franchise taxes in the State of Delaware, fees to Merrill Lynch and Prudential that were incurred to extend the substantial completion date for the Thermo No. 1 plant, and additional rent expense in 2009 associated with extending the lease for our corporate office space. These increases were partially offset by decreases of approximately $0.7 primarily in professional services during the nine months ended September 30, 2009. These professional fees were higher during the 2008 period due to the overall design of our tax equity transactions and negotiation of the Commitment Letter we obtained from Merrill Lynch and the financing we obtained for the Thermo No. 1 plant.

Power Project Developments. Power project development expenses during the nine months ended September 30, 2009 totaled $6.5 million as compared to $8.0 million for the nine months ended September 30, 2008. This decrease was due primarily to employment related costs of $0.7 million resulting from increased power project development employment levels to execute our business plan. Equity-based non-cash employee and contractor compensation for the nine months ended September 30, 2009 increased $0.2 million over the nine months ended September 30, 2008 as a result of stock option grants to new employees and stock grants to a consultant who provided services in connection with our Lightning Dock project. Miscellaneous expenses also increased during the nine months ended September 30, 2009 by approximately $1.6 million over the same period in 2008. The increase was due primarily to a cancellation fee relating to a deposit refund from PWPS. These increases were offset by a decrease in professional services of approximately $4.4 million during the nine months ended September 30, 2009 compared to the third quarter of 2008. The decrease in professional services was due primarily to a decrease in geological engineering services resulting from the completion of certain phases of construction at Thermo No. 1 during the prior year. In addition, during the second and third quarters of 2009 we expensed $0.1 million of testing costs relating to a well at our Thermo No. 1 project. We had previously determined that this well had been impaired and, accordingly, all subsequent testing costs were expensed rather than capitalized.

Research and Development. Research and Development expense decreased from $3.1 million in the nine months ended September 30, 2008 to $1.6 million for the nine months ended September 30, 2009. Equity based non-cash employee compensation increased by approximately $0.1 million during the nine months ended September 30, 2009 as compared to the same period in 2008. This increase was due primarily to issuing stock grants to employees as part of their severance agreements as a result of our decision to reduce the cash requirements at our design center. Because we reduced our employment levels at the design center during the latter part of the second quarter of 2009, cash based employee compensation decreased approximately $0.5 million from the nine months ended September 30, 2008. Professional services decreased by approximately $0.7 million during the nine months ended September 30, 2009 compared to the same period in 2008 due primarily to the substantial completion of the consulting work relating to the PHEV early in 2009. The portion of engineering expenses that could be attributed to cost of sales decreased by approximately $0.5 million during the nine months ended September 30, 2009 over the comparable 2008 period due to a decrease in the amount of materials consumed in testing.

Interest and Other Income.

Interest income for the nine months ended September 30, 2009 decreased approximately $0.1 million compared to the same period in 2008 reflecting a decrease in average monthly cash balances and related interest rates. Interest expense increased $6.5 million during the nine months ended September 30, 2009 over the nine months ended September 30, 2008 primarily due to placing the Thermo No. 1 plant into service during the first quarter of 2009. Once the plant was placed in service, we could no longer capitalize interest expense associated with the financing for the construction of the plant. Gain on derivatives increased $12.9 million during the nine months ended September 30, 2009 compared to the third quarter of 2008 due primarily to the decrease in the fair value of outstanding warrants that contain anti-dilutive features.

Non-controlling Interest.

Non-controlling interest represents the non-controlling tax equity partner’s claim on the assets of Thermo No. 1. In previous filings, non-controlling interest was referred to as minority interest. Non-controlling interest increased by approximately $2.0 million during the nine months ended September 30, 2009 over the same period in 2008. Non-controlling interest for the nine months ended September 30, 2009 includes an adjustment resulting from a correction of an error from a prior period that resulted from modifying our hypothetical liquidation at book value computation to include a basis difference that arises under the recast-financial-statements approach. Such modification resulted in a decrease in non-controlling interest occurred in the first quarter of 2009 totaling $2.1 million. Non-controlling interest also decreased during the nine months ended September 30, 2009 due to certain operating expenditures that we paid on the Thermo Subsidiary’s behalf totaling $0.4 million. This decrease was offset by an increase due to liquidation preferences in accordance with the Thermo Financing Agreements during the nine months ended September 30, 2009 totaling $1.5 million.

Liquidity and Capital Resources

Cash and Cash Equivalents	September 30, 2009	December 31, 2008
Cash	$3,455,851	$59,492
Money Market Account	361,781	1,475,328

Total	$3,817,632	$1,534,820

Restricted Cash	12,464,532	20,975,839
Restricted Marketable Securities	4,382,258	6,521,347

Total	$16,846,790	$27,497,186

Liquidity and Certain Commitments

At September 30, 2009, we had approximately $3.8 million in cash and cash equivalents and restricted cash and marketable securities of approximately $16.8 million. Our operating activities used approximately $24.7 million and $10.1 million of cash during the nine months ended September 30, 2009 and 2008, respectively. We have incurred substantial losses since inception, and we are not operating at cash breakeven. Subsequent to September 30, 2009, we completed a $5.4 million offering of shares of our common stock and warrants to purchase shares of our common stock in connection with the settlement of $5.4 million of outstanding borrowings under our Line of Credit. This transaction reduced our liabilities, but did not increase our available cash.

Of our restricted cash balance at September 30, 2009, $12.4 million will be used to complete the well field drilling, stimulation work and testing for the Thermo No. 1 plant, to pay the remaining balance owed to PWPS for the power generating units and for distribution of development fees after Final Completion is achieved. $0.1 million has been invested in a certificate of deposit for the sole purpose of covering the credit limit of our corporate credit card to minimize the credit risk to our bank. Approximately $4.3 million relating to the marketable securities will be used to pay interest payments for our Convertible Notes upon each of the maturity dates of the marketable securities.

At September 30, 2009, we had approximately $15.5 million in accounts payable and accrued expenses, which reflects a decrease in accounts payable and accrued expenses of approximately $48.9 million from December 31, 2008. The decrease in accounts payable and accrued expenses during the nine month period was due primarily to an agreement we entered into with PWPS (the “PWPS Agreement”), Trail Canyon Geothermal No. 1 SV-02, LLC and Raser Power Systems, LLC pursuant to which we and PWPS agreed to terminate certain agreements that had been assigned to PWPS from UTC Power (“UTCP”) relating to the purchase of power generating units. Under the terms and conditions of the PWPS Agreement, we agreed to transfer title for 113 power generating units to PWPS. We had previously taken delivery of the power generating units, and the cost of the units was previously capitalized and included in accounts payable and accrued expenses. The PWPS Agreement eliminated our obligation to pay for these units, resulting in a reduction to our accounts payable and accrued expenses. Accounts payable and accrued expenses have also decreased through issuance of our common stock to settle outstanding payables totaling $9.3 million.

Approximately $4.3 million of the $15.5 million of accounts payable and accrued expenses represents the remaining balance owed to PWPS for power generating units purchased for our Thermo No. 1 plant. $3.3 million of the amount owed to PWPS is expected to be paid from our restricted cash balances, which totaled $12.4 million at September 30, 2009, upon successful completion of tests to be performed on the units. The remaining balance of the accounts payable and accrued expenses consists of amounts owed for well field development, other equipment and construction costs for the Thermo No. 1 project and for general and administrative costs. The remaining $1.0 million of the amount owed to PWPS for the power generating units purchased for the Thermo No. 1 plant is expected to be paid by us upon successful completion of tests to be performed on the units.

Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include the obligation to repay the remaining balance of $5.3 million borrowed under our Line of Credit, which are due in July 2010 but may need to be repaid as early as November 2009. The principal balance, and any accrued interest thereon, can be paid in the form of cash or equity securities, at our sole discretion, subject to regulatory limitations on our ability to satisfy these obligations through the issuance of equity securities. Although the outstanding borrowings under the Line of Credit of $5.3 million is due in July 2010, the remaining LOC Lender is a related party and has informed us that he does not intend to exert further pressure on our liquidity situation. In addition, if we fail to achieve Final Completion of our Thermo No. 1 geothermal power plant by November 30, 2009 or further extend the Final Completion deadline, we may incur penalties of between $2.0 million to $3.0 million immediately payable to our debt and tax equity providers.

During 2008 and continuing through the third quarter of 2009, economic conditions have weakened significantly and global financial markets have experienced significant liquidity challenges. Despite these challenges, we were able to obtain a limited amount of financing during 2009. Earlier in the year, we established the Line of Credit. During the year, we borrowed a total of $13.4 million under the Line of Credit. In July 2009, we completed a $25.5 million registered direct offering. In October 2009, we sold shares of our common stock and warrants to acquire shares of our common stock to three of the LOC Lenders for a total purchase price of $5.4 million. We received the purchase price in the form of promissory notes, which were then used as an offset to settle our outstanding obligations to the participating LOC Lenders under the Line of Credit and reduce our outstanding borrowings under the Line of Credit to $5.3 million.

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

We are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts. Until we are in a position to generate significant revenues, we will need to continue to secure additional funds to continue operating as a going concern. We intend to continue to seek financing arrangements from a variety of sources to fund our development activities, which may include the issuance of debt, preferred stock, equity or a combination of these instruments. For example, in June 2009, we filed a universal shelf registration statement on Form S-3 that permits us, from time to time, to offer and sell various types of securities, including our common stock. We cannot be certain that future funding from any of these sources will be available on reasonable terms or at all.

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

Federal and state governments have recognized the financing challenges faced by many businesses and have established programs to help companies engaged in the development of renewable energy projects. These programs include loan guarantee, government grant and other programs. As a result, part of our short-term strategy to obtain additional funding includes applications for loan guarantees and government grants. For example, we have made or are in the process of making applications for funding under several stimulus programs established by the Recovery Act and other pre-existing programs. However, one of our applications for loan guarantees was denied and we were not awarded three small grants that we applied for in connection with innovative exploration activities. We cannot predict whether we will be able to successfully obtain loan guarantees or grants under government programs.

As more fully described below, we have obtained financing for the Thermo No. 1 project pursuant to our Commitment Letter with Merrill Lynch. The Commitment Letter remains in force and available for us to seek potential funding for additional projects in accordance with the terms and conditions of the Commitment Letter. However, since entering into the Commitment Letter, Merrill Lynch has experienced some significant changes in its operations, including the merger of its parent company with Bank of America Corporation, and we cannot be certain that financing under this agreement will be available to us. During this same period, we have established relationships with other investment banks, financial institutions, and other funding sources. We have lessened our overall involvement with Merrill Lynch, and the Recovery Act has provided for a grant in lieu of production tax credits, which may provide an incentive for us and Merrill Lynch to restructure the tax equity financing arrangements for the Thermo No. 1 project. While we cannot predict what our future relationship with Merrill Lynch will be, if the Commitment Letter is terminated, we will need to seek funding from other sources, which could adversely affect the timing and costs of our future projects. We intend to continue discussions with other potential sources of capital interested in investing in geothermal energy.

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

As part of our geothermal power project development efforts, we have made a variety of financial commitments. These commitments allow us to order and purchase generating units, transformers, pumps, cooling towers, transmission lines, power substations, fire safety equipment and other major electronic components for use in our geothermal power plants. We also have obligations to pay delay rentals and other expenses associated with the geothermal resources on properties in which we have acquired an interest. As of September 30, 2009, we were obligated to pay the vendors and the lessors of our geothermal leases approximately $11.7 million in 2009; $1.3 million in 2010; $1.4 million in 2011; $1.5 million in 2012; and $1.5 million in 2013.

Consolidated Statements of Cash Flows

Operating Activities. Cash consumed by operating activities for the nine months ended September 30, 2009 consisted primarily of a net loss of approximately $14.2 million, adjusted for approximately $3.0 million of stock-based compensation and stock issued for services, deferred financing amortization relating to raising capital through debt issuances totaling $4.9 million and depreciation, amortization and accretion expenses totaling $1.8 million. Accounts payable and accrued liabilities decreased $48.9 million to $15.5 million at September 30, 2009, which included a $26.4 million reduction in accounts payable as a result of the PWPS Agreement, as described above. Accounts receivable from the City of Anaheim increased by $0.3 million relating to the generation of electricity by our Thermo No. 1 plant. Other assets decreased by approximately $2.1 million due to applying certain deposits to the cost of the completed Thermo No. 1 transmission lines and delivery of the related transformers and receiving refunds of certain deposits due to completion of certain drilling activities. We also adjusted our net loss for the non-controlling interest in our Thermo No. 1 subsidiary totaling $0.8 million and recognized gain on derivatives totaling $12.9 million due to decreases in the fair value of our warrants that have been classified as liabilities due to price reset features contained in the warrants.

Cash consumed by operating activities for the nine months ended September 30, 2008 consisted primarily of a net loss of approximately $21.7 million, adjusted for approximately $2.6 million of stock-based compensation and stock issued for services. Accounts payable and accrued liabilities increased from $4.2 million at December 31, 2007 to $39.3 million at September 30, 2008 due primarily to accrued expenses for well field development, geothermal power plant construction, transmission line construction, and the purchase of power systems equipment. The portion of accrued liabilities relating to well field development, construction-in-progress and power systems equipment, totaling $30.5 million, has been reclassified as a non-cash item to decrease the change in accrued liabilities. Net accounts receivable increased $0.1 million reflecting the completion of the ARINC subcontract. Deferred revenues increased by approximately $0.2 million, reflecting a down payment received for our anticipated PHEV. Minority interest in operations of our subsidiary totaled $1.2 million at September 30, 2008, representing the allocated loss since the time a minority interest in the Thermo Subsidiary was acquired by a third party in connection with the equity financing arrangements for the Thermo No. 1 project.

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. As of September 30, 2009, we had $0.4 million of cash in our money market account, which was invested with AIM Funds earning 0.16 percent interest. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 0.75 percent per annum. Our checking account balance totaled $3.4 million at September 30, 2009.

Investing activities used approximately $5.4 million of cash in the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we also paid $12.0 million for construction costs relating to the Thermo No. 1 geothermal power plant and $11.9 million relating to drilling the Thermo No. 1 well field. As a result, these construction and well field expenses were primarily paid through our Thermo No. 1 restricted cash account currently totaling $12.4 million. We also purchased certain equipment for the operation of the Thermo No. 1 plant totaling $0.3 million and two new power project leases totaling $0.1 million in Oregon and Utah. Cash was provided from our marketable equity securities totaling $2.2 million that matured on March 31, 2009 that were used to pay the April 1, 2009 interest payment of the Convertible Notes (as defined below). Cash was also provided as a result of entering into the PWPS Agreement described above. Pursuant to the PWPS Agreement, we received $7.1 million as a net refund of deposits previously paid to UTCP.

Investing activities consumed approximately $75.9 million in the nine months ended September 30, 2008, reflecting deposits of $7.1 million for the purchase of electric generating units for use in the geothermal power plants we intend to develop in the future. During the first nine months of 2008, we also purchased $24.1 million of equipment for geothermal well field development projects, primarily in Utah, and we incurred construction costs on our first geothermal power plant totaling $19.4 million. We deposited approximately $3.2 million primarily with drilling vendors, transmission line contractors, and utilities to conduct transmission line capacity and routing studies on our behalf. We paid $1.8 million for land and $0.9 million for water rights in the Thermo No. 1 project area primarily for transmission line easements and for water use operations. We also paid $0.5 million in connection with the acquisition of leases and the exercise of certain options relating to interests in unproved geothermal properties in Oregon, Nevada and Utah. In connection with the issuance of the Convertible Notes, we invested a portion of the proceeds totaling $8.7 million into four discounted U.S. Treasury Strips that mature separately on each of the first four semi-annual interest payment dates of the Convertible Notes. The U.S. Treasury Strips were placed into an escrow account to secure the first four interest payments on the Convertible Notes. These expenditures were partially offset by cash provided by investing activities, including the net change in the notes receivable totaling $0.4 million. In connection with the Thermo Financing Agreements, the funds received through the financing were deposited into restricted money market fund accounts for the purposes of paying for the well field costs to complete the drilling and certain equipment costs to complete the construction of the geothermal power plant. We prepaid commissions arising from entering into the City of Anaheim power purchase agreement totaling $0.4 million. We have also made deposits to manufacture prototypes of our Transportation and Industrial Technology segment designs totaling $0.2 million. At September 30, 2008, our restricted cash totaled $9.7 million.

Financing Activities. Financing activities provided approximately $33.6 million and $85.5 million of cash in the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, we obtained the Unsecured Line of Credit to provide working capital for general corporate purposes. As of September 30, 2009, we had borrowed a total of $13.4 million under the Line of Credit. We also completed a registered direct offering in July of 2009 of 8,550,339 units (“Units”) primarily to institutional investors. Each Unit consisted of one share of our common stock, and one warrant to purchase 0.5 shares of our common stock. The investors agreed to purchase the Units for a negotiated price of $2.98 per Unit, resulting in net proceeds, after deducting placement agents’ fees and estimated offering expenses, totaling $23.6 million. During the nine months ended September 30, 2009, we made principal payments of $2.9 million on the Line of Credit balance and our Thermo Subsidiary also made principal payments of $0.5 million on the 7.00% senior secured note (non-recourse).

We completed the issuance of the Convertible Notes and the related overallotment option totaling $55.0 million on April 1, 2008. In connection with the sale of the Convertible Notes, we incurred financing fees of $2.2 million, which were paid to Merrill Lynch. We also entered into a call spread option transaction and a forward stock purchase transaction totaling $5.9 million and $15.0 million, respectively. We used the remaining net proceeds from the offering for general corporate purposes and to continue well field and other development activities for our geothermal power projects. In connection with the purchase of a BLM lease in New Mexico, we entered into a promissory note payable and received cash for $0.9 million in February 2008. On June 17, 2008, we entered into an ATM Equity Offering Sales Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which we were able to offer and sell through Merrill Lynch, as our sales agent, from time to time, shares of our common stock with an aggregate sales price of up to $25.0 million. During the third quarter of 2008, we raised net proceeds totaling $24.2 million from our participation in the ATM equity program. In addition, during the third quarter of 2008, pursuant to the Thermo Financing Agreements, we received a capital contribution for minority interest in our Thermo Subsidiary totaling $3.7 million. Under the same Thermo Financing Agreements, we also entered into an 18-year permanent non-recourse senior secured note bearing annual interest at 7.00% and received net proceeds totaling $26.1 million. We incurred deferred financing costs related to the execution of the Thermo Financing Agreements totaling $4.2 million. During the nine months ended September 30, 2008, we also received approximately $0.7 million from the exercise of other outstanding stock options and warrants.

        As of September 30, 2009, we had stockholders’ equity of approximately $4.5 million, approximately $3.8 million in cash and cash equivalents and restricted cash and marketable securities of approximately $16.8 million. Our cash balance, together with cash anticipated to be provided by our operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the next twelve months ending September 30, 2010. To strengthen our financial position, we intend to seek additional funding to be used for general corporate purposes, as well as geothermal development activities, including advancing well field development activities and project permitting. We intend to seek funding for our capital needs through the issuance of debt, preferred stock, equity, government grants, loan guarantees, prepaid power purchase agreements with utilities or municipalities, or a combination of these instruments. We may also seek to obtain financing through private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We expect that we will be able to secure sufficient financing to satisfy our anticipated cash requirements for normal operations and capital expenditures through at least September 30, 2010, although current economic and market conditions will make it challenging for us to do so. We intend to seek separate financing commitments with respect to each geothermal power project we intend to develop in order to fund construction and other development costs. We cannot be certain that we can obtain financing on terms acceptable to us or at all. If we are not able to raise additional capital, we will not have sufficient cash to fund our operations. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

Dividends. No dividends have been paid relating to either common stock or preferred stock during the nine months ending September 30, 2009. We do not expect to pay dividends on either common stock or preferred stock in the near future.

Recent Financing Activities

Since inception, we have funded our operations primarily through the sale of equity instruments, borrowings and project financing arrangements. Most recently, on October 19, 2009, we completed a $5.4 million registered offering whereby we sold shares of our common stock and warrants to acquire shares of our common stock in consideration for promissory notes delivered by the participating LOC Lenders. On October 23, 2009, we agreed with the participating LOC Lenders to cancel the $5.4 million promissory notes as an offset to settle the equivalent outstanding amount owed to the participating LOC Lenders for their portion of the Line of Credit balance on that date. We also offered to the participation right holders from our July 6, 2009 registered direct offering, the pro rata share of up to 35% of the same units offered to the LOC Lenders. The participation rights holders declined to participate in the October 2009 registered offering. Our net proceeds from this October 2009 registered offering were approximately $5.3 million, after deducting fees and expenses.

Debt Obligations

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

We obtained the Line of Credit in order to provide working capital for general corporate purposes. Under the Line of Credit, advances were subject to the final approval of the LOC Lenders, and amounts borrowed under the Line of Credit accrued interest at the rate of 10% per annum. Under the Line of Credit, each LOC Lender received warrants (the “LOC Warrants”) to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each LOC Warrant was equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The LOC Warrants have an exercise price of $6.00 per share. As of September 30, 2009, we had borrowed $13.4 million of the Line of Credit, of which we had repaid $2.9 million of principal, and the LOC Lenders had received LOC Warrants to acquire approximately 1,755,048 shares of our common stock.

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

As noted above, on October 19, 2009, through a registered offering, we received promissory notes from the participating LOC Lenders to purchase units of one share of our common stock and one warrant to purchase 0.50 shares of our common stock for $1.68 per unit totaling $5.4 million. On October 23, 2009, we agreed with the participating LOC Lenders to cancel the $5.4 million promissory notes as an offset to settle the equivalent outstanding amount owed to the participating LOC Lenders for their portion of the Line of Credit balance on that date. After taking this transaction into account, the remaining principal balance outstanding plus accrued interest under the Line of Credit was $5.3 million.

On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 project and entered into the Thermo Financing Agreements, including a non-recourse senior secured note that provided debt financing and tax equity capital for the Thermo No. 1 project. The project financing arrangements for the Thermo No. 1 project included approximately $31.2 million of permanent non-recourse debt financing for the Thermo No. 1 project with a fixed annual interest rate of 7.00% over 18 years. Our

Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 project after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. Pursuant to the Thermo Financing Agreements, the debt financing for the Thermo No. 1 project is held by our Thermo Subsidiary, which is responsible for debt service, all maintenance and operations expenses, and the payment of various fees and distributions to us and Merrill Lynch. Accordingly, if our Thermo Subsidiary defaults on the loan, there will be no recourse to us to pay the unpaid balance. As of September 30, 2009, our Thermo Subsidiary had made total principal payments of $0.8 million and total interest payments of $2.3 million on the 7.00% senior secured note.

On March 26, 2008, we sold $50.0 million aggregate principal amount of our 8.00% Convertible Notes due 2013 (the “Convertible Notes”) pursuant to the terms of purchase agreement, dated March 19, 2008 (the “Purchase Agreement”), between Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser” or “Merrill Lynch”), and us. We granted the Initial Purchaser of the Convertible Notes a 30-day overallotment option to purchase up to an additional $5.0 million aggregate principal amount of the Convertible Notes. On April 1, 2008, we sold an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of the Initial Purchaser’s overallotment option. The Convertible Notes were offered through the Initial Purchaser only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Convertible Notes, after deducting financing fees of $2.2 million, totaled $52.8 million. The $2.2 million of financing fees was capitalized as a deferred financing fee and is being amortized as additional interest expense over the five-year term of the Convertible Notes. On April 1, 2009, we paid the second semi-annual interest payment totaling $2.2 million to the current holders of the Convertible Notes. The Convertible Notes bear interest at a rate of 8.00% per annum, which is payable semi-annually. The Convertible Notes are convertible, at the holder’s option, at an initial conversion rate of 108.3658 shares of common stock per $1,000 principal amount of Convertible Notes, which represents a 20% conversion premium based on the last reported sale price of $7.69 per share of our common stock on March 19, 2008. Conversion of all Convertible Notes will result in the issuance of up to a maximum of 5,960,121 shares of our common stock. As of September 30, 2009, none of the Convertible Notes had been converted. The Convertible Notes are unsecured and rank on parity with all of our other existing and future unsecured indebtedness. In connection with the issuance of the Convertible Notes, we entered into a Pledge and Escrow Agreement with the Initial Purchaser that required us to use approximately $7.9 million of the proceeds from the issuance of the Convertible Notes to purchase low-risk government securities that were pledged to secure the first four interest payments on the Convertible Notes. The last interest payment secured by this pledge is due on April 1, 2010. Following that interest payment, our ability to make future interest payments on the Convertible Notes will depend on our available cash, which will likely depend on our ability to obtain additional financing. On October 1, 2009, we paid the third semi-annual interest payment totaling $2.2 million to the current holders of the Convertible Notes.

Our Commitment Letter with Merrill Lynch

On January 16, 2007, we, together with our wholly-owned subsidiary, Truckee Geothermal No. 1 SV-01, LLC, entered into the Commitment Letter with Merrill Lynch. The Commitment Letter sets forth general terms relating to the structuring and financing of up to 155 MW of geothermal power plants we intend to develop. We obtained financing commitments from Merrill Lynch to provide non-recourse financing for our Thermo No. 1 project in Utah, our Lighting Dock project in New Mexico, and our Truckee project in Nevada. During the third quarter of 2008, we finalized the project financing arrangements for the Thermo No. 1 project as described below. The financing commitments for the Lightning Dock and Truckee projects expired. However, we intend to seek new financing commitments for these projects either under the Commitment Letter or from other sources once sufficient development progress has been achieved at these projects. As described above, we cannot be certain that financing under the Commitment Letter will be available to us in the future. If the Commitment Letter is terminated, such a termination would not affect the financing already obtained for the Thermo No. 1 project, but it would terminate our ability to obtain financing under the Commitment Letter for any other projects, including the Lightning Dock and Truckee projects. If the Commitment Letter is terminated, we will need to secure funding from other sources, which could adversely affect the timing and costs of our future projects. We can also possibly substitute the United States Treasury Department grant of 30% of construction and certain drilling costs in lieu of production tax credits.

Each project funded under the Commitment Letter or other sources of project financing will be held in a special purpose entity. These entities will be responsible for the debt service, all maintenance and operations expenses and various fees and distributions to us.

The Thermo Financing

On May 16, 2008, pursuant to the Commitment Letter, we and our Thermo Subsidiary entered into a financing commitment letter (the “Thermo Commitment”) with Merrill Lynch relating to the project financing and tax equity funding for the Thermo No. 1 project. On August 31, 2008, we finalized the Thermo Financing Agreements that provide debt financing and tax equity capital for the Thermo No. 1 project.

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

•

Under the Thermo Financing Agreements, tax equity capital for the tax benefits associated with the Thermo No. 1 project was provided to the Thermo Subsidiary by the Class A Member, of which Merrill Lynch funded approximately $3.7 million, at the initial funding. The balance of the tax equity capital, totaling approximately $20.8 million, was funded in October 2008. Merrill Lynch has the right to the syndicate tax equity capital commitment under the Commitment Letter.

•

While approximately $2.9 million is currently escrowed for development distributions from the Thermo Subsidiary to us until we achieve Final Completion, it is not certain whether we will receive any portion of the escrowed amount. If we are able to achieve Final Completion of the Thermo No. 1 plant, 25% of the escrowed amount is to be paid to us on the first anniversary of the date the Thermo No. 1 project achieves Final Completion, with the balance to be due and payable 18 months after Final Completion.

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

•

Any residual cash flows available after paying all expenses and debt service will be distributed 99% to Merrill Lynch and 1% to us prior to the equity Flip Date, which is anticipated to occur between the seventh and tenth year of operation, after which the distribution split will be 5% to Merrill Lynch and 95% to us. Post-Flip Date distributable cash flows are expected to average approximately $1.7 million per year until the debt service is completed in year eighteen and approximately $6.0 million per year after the eighteenth year for the rest of the useful life of the Thermo No. 1 project plus certain residual tax benefits.

•	Our equity contribution to the Thermo Subsidiary of approximately $29.0 million was comprised primarily of the well field.

In connection with the Thermo Financing Agreements and the Thermo No. 1 project financing, we and our affiliates have entered into certain other ancillary agreements, including a pledge agreement with Deutsche Bank to secure the payment and performance of the Thermo No. 1 project under the Credit Agreement (the “Pledge Agreement”). The Pledge Agreement grants Deutsche Bank a continuing security interest in and lien on certain membership interests or other interests in the Thermo No. 1 project. We have also entered into a Guaranty Agreement in favor of the Thermo No. 1 project and the Class A Member, pursuant to which we guarantee certain obligations of certain parties to the Thermo Financing Agreements.

As discussed above, certain changes made by the Recovery Act relating to the use of production tax credits have made it beneficial for us and the Thermo No. 1 financing providers to restructure the Thermo No. 1 financing arrangements. We are working with the debt holder and the Class A Member of the Thermo No. 1 plant to restructure the tax equity ownership of the Thermo Subsidiary in an attempt to obtain certain benefits under the Recovery Act, which could include grants from the United States Treasury Department of up to 30% of the cost of construction and certain drilling costs for the Thermo plant in lieu of receiving production tax credits for the production of electricity. As part of these restructuring discussions, we intend to seek to extend the deadline for Final Completion or otherwise renegotiate the applicability of the additional penalties.

Potential Additional Financing Commitments

The Commitment Letter gives Merrill Lynch the exclusive right to provide or arrange financing for up to 100 MW of substantially similar geothermal power plants we intend to develop, other than certain excluded financings. Merrill Lynch also has a right of first refusal with respect to the financing of an additional 55 MW of geothermal plants to be developed by us. If Merrill Lynch provides a financing commitment proposal with respect to any future projects, such financing commitment will be subject to satisfactory due diligence and certain other conditions and the execution of a separate commitment letter relating to such project. Until Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we are generally obligated to accept any financing commitment proposed by Merrill Lynch that has terms similar to or more favorable than the financing commitment relating to the Thermo No. 1 plant. After Merrill Lynch has financed 20 MW of geothermal power projects under the Commitment Letter, we may enter into certain excluded financings with parties other than Merrill Lynch. Prepaid power purchase agreements, government grants and joint venture funding arrangements are considered excluded financings to the Commitment Letter.

As described above, we cannot be certain that financing under the Commitment Letter will be available to us in the future. If the Commitment Letter is terminated, we will need to secure funding from other sources, which could adversely affect the timing and costs of our future projects.

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

As additional consideration, we granted Merrill Lynch warrants to acquire shares of our common stock. The warrants will vest and become exercisable in increments over the term of the Commitment Letter based on the actual funding provided. The exercise price of the warrants is subject to adjustment upon any dilutive issuance by us. In accordance with the anti-dilution protection included in the warrants, the issuance of the Convertible Notes during the first quarter of 2008, the issuance of common stock during the third quarter of 2008, the issuance of common stock in connection with our private placement during the fourth quarter of 2008, the issuance of warrants in connection with the line of credit borrowings during the second quarter of 2009, the issuance of common stock and warrants in connection with the $25.5 million registered direct offering and subsequent issuance of shares to Fletcher pursuant to the terms of our agreement with Fletcher during the third quarter of 2009, and the issuance of common stock and warrants to the participating LOC Lenders in connection with the repayment of certain balances owed under the Line of Credit resulted in a reduction of the original strike prices of the warrants from a range of $14.98 to $19.71 to a range of $11.09 to $13.96. On August 31, 2008, warrants to acquire 1,350,000 shares of our common stock vested in connection with the closing of the project financing arrangements for the Thermo No. 1 project.

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

The warrants we issued to Fletcher contain an exercise price reset feature that may be triggered upon certain events, such as the issuance of shares of common stock at a price below the maximum warrant exercise price. If triggered, the exercise price reset feature results in a downward adjustment to the maximum warrant exercise price to an amount equal to the average of the then current maximum exercise price and the lowest price at which shares are issued on the date when the event occurred. The units we issued in our registered direct offering on July 6, 2009 triggered a price reset with respect to the Fletcher warrants resulting in a reduction of the maximum exercise price from $6.00 to $3.99 per share. Subsequent to September 30, 2009, we also issued units in the October 2009 registered offering to the three participating LOC Lenders that triggered a price reset with respect to the Fletcher warrants resulting in a further reduction of the maximum exercise price from $3.99 to $2.56 per share.

In addition, our agreement with Fletcher requires us to issue additional shares to Fletcher if, prior to the first-year anniversary of the 2008 private placement transaction or any exercise of warrants by Fletcher, we engage in a public disclosure of our intention or agreement to engage in a sale or issuance of any shares of, or securities convertible into, exercisable or exchangeable for, or whose value is derived in whole or in part from, any shares of any class of our capital stock. As a result of the issuance of the units in the July 2009 registered direct offering, we issued 445,901 additional shares of common stock to Fletcher in August 2009. As a result of the issuance of units in the October 2009 registered offering to the three participating LOC Lenders, we are also required to issue 136,219 additional shares of our common stock to Fletcher. Any issuance of shares under this provision of the Fletcher agreement reduces share-for-share the maximum number of shares that may be issued to Fletcher under the warrants held by Fletcher.

The terms of the Merrill Lynch warrants provide for anti-dilution protection, which adjusts the exercise price of each warrant, from time to time upon the occurrence of certain events, including the issuance of shares of common stock at a price lower than the exercise price of the Merrill Lynch warrants, stock splits, dividends, recapitalizations and similar events. Upon the occurrence of such events, the exercise price of the warrants will be appropriately adjusted. The issuance of common stock and warrants in connection with the $25.5 million registered direct offering and issuance of shares to Fletcher, and the issuance of common stock and warrants to the three participating LOC Lenders in connection with the repayment of certain balances owed under the line of credit resulted in a further reduction of the strike prices to a range of $11.09 to $13.96.

In connection with the registered direct offering that we completed on July 6, 2009, we granted the investors the right, subject to certain exceptions, to participate in any future equity financing by us prior to December 30, 2010. The participation right allows the registered direct investors to purchase up to 35% of the securities offered. Although, the holders of these participation rights were eligible to participate in the October 19, 2009 registered offering and purchase their pro rata share of up to 35% of the units offered to the LOC Lenders as discussed above, none of the participation rights holders exercised their rights to participate in the registered offering which closed on October 22, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had the following off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

In connection with the Thermo Financing Agreements, we entered into an Amended and Restated Purchase Contract with UTCP relating to the purchase of generating units for the Thermo No. 1 project. The agreements relating to the purchase of the power generating units have since been assigned from UTCP to PWPS. Under the terms of the Amended and Restated Purchase Contract, PWPS is required to allow us to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 project. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, then we will keep the retained portion of the purchase price as a liquidated damages payment. If the Thermo No. 1 project is not successfully completed as a result of any other reason, we will reimburse PWPS for any liquidated damages paid by PWPS. To secure payment of our obligations to reimburse PWPS under the Amended and Restated Purchase Contract, we provided a security interest to PWPS in five patents relating to our Transportation & Industrial segment. We are unable to estimate the maximum potential obligation we may have for future reimbursement payments under the Amended and Restated Purchase Contract at this time. We believe that the likelihood that we will be obligated to reimburse PWPS for liquidated damages under the Amended and Restated Purchase Contract is “remote” and, accordingly, no liability was recorded for the quarter ended September 30, 2009.

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

Total rent expense for all of our office space, testing facilities and outdoor storage site leases for the nine months ended September 30, 2009 and 2008, was approximately $343,600 and $231,000 respectively.

On April 21, 2008, our wholly-owned subsidiary entered into a Road Construction and Maintenance Agreement with Beaver County, Utah to post an improvement bond, or mutually agreed upon equivalent, in the amount of $100,000. We are currently in the process of securing the improvement bond.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases, our long-term debt and our executed purchase obligations as of September 30, 2009:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Lease Obligations	$957,540	$419,948	$537,592	$—	$—
Long Term Debt (principal and interest)	137,058,651	17,976,896	14,798,850	65,200,817	39,082,088
Purchase Obligations	19,935,750	11,683,322	2,713,992	3,010,668	2,527,768

Total	$157,951,941	$30,080,166	$18,050,434	$68,211,485	$41,609,856

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

Our obligations to PWPS relate primarily to purchase agreements for the purchase of power generating units. In 2007 and 2008 we entered into a number of agreements with UTPC for the purchase of power generating units to be used in connection with the construction of our geothermal power plant at the Thermo No. 1 project and for future projects. These agreements were subsequently assigned to PWPS. In April 2009, we entered into the PWPS Agreement pursuant to which we and PWPS agreed to terminate certain agreements that had been assigned to PWPS from UTCP. Under the PWPS Agreement, we agreed to transfer title to 113 power generating units to PWPS, free and clear of all liens and encumbrances, which were previously delivered to us at our Thermo No. 1 project site and the Lightning Dock project site and which were being held for us at PWPS manufacturing facilities, thereby significantly reducing our total purchase obligations. We and PWPS also agreed that, until the earlier of April 9, 2012 and the date on which we have installed 200 power generating units (in addition to the power generating units installed at our Thermo No. 1 project site), PWPS will be the exclusive provider of heat-to-electricity equipment used for any merchant power plant project developed by us or any of our affiliates so long as PWPS can meet the needs of the particular project.

The purchase obligations set forth in the table above include a series of purchase and service agreements whereby certain vendors have agreed to provide certain equipment and services to us. As of September 30, 2009, we were obligated to pay the vendors approximately $11.7 million in 2009; $1.3 million in 2010; $1.4 million in 2011; $1.5 million in 2012; and $1.5 million in 2013, as reflected in the table above. Since our geothermal lease agreements are not considered to be operating leases the purchase obligations include delay rental payments that we have agreed to make in order to maintain our granted rights to the leased properties.

On August 31, 2008, we finalized the project financing arrangements which provided project financing and tax equity capital for the Thermo No. 1 project. Pursuant to the project financing arrangements, the Thermo Subsidiary received proceeds of approximately $29.8 million pursuant to the initial funding and the Thermo Subsidiary received approximately $20.8 million of additional proceeds on October 20, 2008. These proceeds have been restricted for use and which a portion of the proceeds will be used to for approximately $3.3 million of the $4.3 million outstanding purchase obligation relating to the generating units installed at the Thermo No. 1 power plant which is included in the purchase obligations reflected in the table above.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance relating to codification of accounting principles and authoritative hierarchy. On the effective date of this Statement, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The new accounting guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We implemented this guidance on July 1, 2009, and it had no material impact on our financial condition, results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This new accounting guidance becomes effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Based upon current assumptions, we believe that adoption of this new accounting guidance will not immediately change the designation of our Thermo Subsidiary from being a consolidated entity for financial statement purposes. However, we will continue to evaluate events under this new pronouncement that may result in the deconsolidation of the Thermo Subsidiary as they arise.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This new guidance became effective on July 1, 2009. We implemented this guidance on July 1, 2009, and it had no material impact on our financial condition, results of operations, or cash flows.

In September 2009, the FASB issued new accounting guidance to provide implementation guidance for uncertainty in income taxes for “pass through entities.” The amendments clarify that management’s determination of the taxable status of the entity is a tax position subject to the standards required for accounting for uncertainty in income taxes. This new guidance became effective on July 1, 2009. We implemented this guidance on July 1, 2009, and it had no material impact on our financial condition, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides information regarding our exposure to the risks of changing interest rates.

As of September 30, 2009, we had approximately $3.8 million in cash and cash equivalents and $12.5 million in restricted cash, that were invested primarily in low risk money market accounts and certificates of deposit until needed for operating and other activities. Current money market rates range from approximately 0.00% to 0.16%. The money market interest rates have declined from 1.32% over the last nine months. A review of our money market accounts indicated that no impairment occurred during the nine months ended September 30, 2009 and no write-down in fair value is considered necessary.

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

Based on that evaluation, our principal executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We continued to formalize documentation and perform testing of our financial processes during the period covered by this Quarterly Report on Form 10-Q. There was no change in our internal control over financial reporting that occurred during the third quarter of 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 17, 2009, Kay Mendenhall (“Mendenhall”), an individual, and Spindyne, Inc. (“Spindyne”), a Utah corporation, filed a complaint in Fourth Judicial District Court, Utah County, Utah against Jack H. Kerlin, an individual, Kraig Higginson, an individual, and Raser Technologies, Inc. Mendenhall and Spindyne allege that, around the time that Raser was formed, Kerlin, on behalf of Spindyne, assigned to Raser the rights to use certain proprietary technology that was owned by Spindyne. Mendenhall and Spindyne allege that they were not properly compensated for that technology. In general, the complaint alleges, among other claims, breach of contract, breach of implied covenant of good faith and fair dealing, and intentional interference with contract and prospective economic relations. The complaint seeks damages in an amount to be determined at trial for the value of the alleged technology. Neither Spindyne nor Mendenhall have any relationship with us or Mr. Higginson, our Chairman. The alleged technology at issue in the complaint is not currently in use and has never been used by us or Mr. Higginson. We believe the complaint to be completely without merit and are vigorously defending it.

On May 26, 2009, Bakersfield Pipe and Supply, Inc. (“Bakersfield”) filed a complaint in Fifth Judicial District Court, Beaver County, Utah against Thermo No. 1 BE-01, LLC, Intermountain Renewable Power, LLC and Raser Technologies, Inc., alleging breach of contract and attempting to foreclose on a mechanic’s lien. The complaint seeks monetary damages of approximately $1.07 million plus interest and fees. We have accrued for these amounts and are in final stages of settlement negotiations with Bakersfield.

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

At September 30, 2009, we had approximately $3.8 million in cash and cash equivalents and $16.8 million in restricted cash and marketable securities. As such, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. Our operating activities used approximately $22.9 million of cash for the year ended December 31, 2008 and approximately $24.7 million of cash during the nine months ended September 30, 2009. We have incurred substantial losses since inception and we are not operating at cash breakeven. Obligations that may exert further pressure on our liquidity situation include the obligation to repay remaining amounts borrowed under our Line of Credit, which are due in July 2010, but may need to be repaid as early as November 2009.

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

From time to time, we have raised additional capital through the sale of equity and equity-related securities. Most recently, on October 19, 2009, we completed a $5.4 million registered offering to our line of credit lenders. Our net proceeds from this October 2009 registered offering were approximately $5.3 million, after deducting fees and expenses. We accepted $5.4 million in promissory notes from the line of credit lenders to pay for the shares and warrants purchased. On October 23, 2009, we agreed with the participating LOC Lenders to cancel the $5.4 million promissory notes as an offset to settle the equivalent outstanding amount owed to the participating LOC Lenders for their portion of the Line of Credit balance on that date.

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

The Commitment Letter remains in force and available for us to seek potential funding for additional projects in accordance with the terms and conditions of the Commitment Letter. However, since entering into the Commitment Letter, Merrill Lynch has experienced some significant changes in its operations, including the merger of its parent company with Bank of America Corporation, and we cannot be certain that financing under this agreement will be available to us. During this same period, we have established relationships with other investment banks, financial institutions, and other funding sources. We have lessened our overall involvement with Merrill Lynch, and the Recovery Act has provided for a grant in lieu of production tax credits, which gives us an alternative to Merrill Lynch tax credit equity. While we cannot predict our future relationship with Merrill Lynch, if the Commitment Letter is terminated, we will need to seek funding from other sources, which could adversely affect the timing and costs of our future projects.

Even if we are able to obtain funding for the development of additional projects pursuant to the Commitment Letter or other similar sources, we will need additional financing to cover general operating expenses and certain development expenses that are not covered by the Commitment Letter.

If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Any new securities we issue may have rights, preferences or privileges senior to those of the holders of our common stock, such as dividend rights or anti-dilution protections. We have previously issued warrants to acquire our common stock in connection with certain transactions. Some of these warrants continue to be outstanding and contain anti-dilution provisions. Pursuant to these anti-dilution provisions, the exercise price of the applicable warrants will be adjusted if we issue equity securities or securities convertible into equity securities at a price lower than the exercise price of the applicable warrants.

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

We have a limited operating history and, from our inception, we have earned limited revenue from operations. We have incurred significant net losses in each year of our operations, including a net loss applicable to common stockholders of approximately $45.5 million and $14.2 million for the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively. As a result of ongoing operating losses, we had an accumulated deficit of approximately $103.7 million on cumulative revenues from inception of approximately $2.3 million as of September 30, 2009. In addition, at September 30, 2009, we had negative working capital totaling $19.0 million.

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

The United States credit and capital markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, our ability to obtain needed financing on favorable terms could be severely limited. In the current environment, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our ability to obtain financing and increase our costs. Also, lenders may simply be unwilling or unable to provide financing. Although we may seek additional funding for our projects in accordance with our Commitment Letter with Merrill Lynch, we cannot predict whether Merrill Lynch’s ability or willingness to provide financing to us will be adversely affected if current market conditions continue or worsen.

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

The closing price of our common stock fluctuated from a low of $1.53 per share to a high of $4.71 per share from January 1, 2009 to September 30, 2009. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside of our control, including the level of short sale transactions. As a result, the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in our stock price, there may be increased risk that securities litigation, governmental investigations or enforcement proceedings may be instituted against us. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

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

The Commitment Letter remains in force and available for us to seek potential funding for additional projects in accordance with the terms and conditions of the Commitment Letter. However, since entering into the Commitment Letter, Merrill Lynch has experienced some significant changes in its operations, including the merger of its parent company with Bank of America Corporation, and we cannot be certain that financing under this agreement will be available to us. During this same period, we have established relationships with other investment banks, financial institutions, and other funding sources. We have lessened our overall involvement with Merrill Lynch, and the Recovery Act has provided for a grant in lieu of production tax credits, which gives us an alternative to Merrill Lynch tax credit equity. While we cannot predict our future relationship with Merrill Lynch, if the Commitment Letter is terminated, we will need to seek funding from other sources, which could adversely affect the timing and costs of our future projects.

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

The United States Congress recently passed the Recovery Act that was subsequently signed into law by President Obama. The Recovery Act provides certain economic incentives, such as clean energy grants, that are designed to provide developers of geothermal and other clean energy projects with cash to help fund the projects. These incentives are designed, in part, to address some of the current problems in the tax equity markets and provide an alternative funding mechanism. Accordingly, part of our short-term strategy to obtain additional funding includes applications for loan guarantees and government grants. However, one of our applications for loan guarantees was denied, and we cannot predict whether we will be able to successfully obtain loan guarantees or grants under these new government programs.

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

We may record impairment charges which would adversely impact our results of operations.

We review our intangible assets and long-lived assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable as required by generally accepted accounting principles.

One potential indicator of impairment is whether our fair value, as measured by our market capitalization, has remained below our net book value for a significant period of time. Whether our market capitalization triggers an impairment charge in any future period will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been trading at such prices.

In the event that we determine in a future period that impairment exists for any reason, we would record an impairment charge in the period such determination is made, which would adversely impact our financial position and results of operations.

The large number of shares eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. In addition, if our officers, directors or employees sell previously restricted shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 63.5 million shares were free of restrictive legend as of September 30, 2009, up from approximately 40.6 million as of December 31, 2008. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

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

On September 24, 2009, we granted 20,000 unregistered shares of our common stock to a service provider of our investor relations activities. The fair value of the unregistered shares on the date of the grant totaled $34,400.

We believe that the offer and sale of the shares of common stock described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D under the Securities Act.

Item 6.	Exhibits

Exhibit Number	Description of Document

4.1	Amendment No. 1 to Unsecured Line of Credit Agreement and Promissory Note, dated July 22, 2009, among Raser Technologies, Inc., Radion Energy, LLC, Ocean Fund, LLC, Primary Colors, LLC, and R. Thomas Bailey (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed July 24, 2009)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed October 19, 2009)

10.1	Schedule Z Amendment, dated as of September 15, 2009, among Thermo No. 1 BE-01, LLC, Deutsche Bank Trust Company Americas, The Prudential Insurance Company of America, Intermountain Renewable Power, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Raser Technologies, Inc., Raser Power Systems, LLC, and Pratt & Whitney Power Systems (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 17, 2009)

10.2	Schedule Z Amendment, dated as of October 1, 2009, among Thermo No. 1 BE-01, LLC, Deutsche Bank Trust Company Americas, The Prudential Insurance Company of America, Intermountain Renewable Power, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Raser Technologies, Inc. and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 5, 2009))

10.3	Schedule Z Amendment, dated as of October 16, 2009, among Thermo No. 1 BE-01, LLC, Deutsche Bank Trust Company Americas, The Prudential Insurance Company of America, Intermountain Renewable Power, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Raser Technologies, Inc. and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 19, 2009)

10.4	Form of Subscription Agreement between the Company and the investor signatories thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 19, 2009)

10.5	Schedule Z Amendment, dated as of November 2, 2009, among Thermo No. 1 BE-01, LLC, Deutsche Bank Trust Company Americas, The Prudential Insurance Company of America, Intermountain Renewable Power, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Raser Technologies, Inc. and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 5, 2009)

31.1*	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

31.3*	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Co-Principal Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	To be filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC.
(Registrant)

November 9, 2009	/s/ RICHARD D. CLAYTON
Richard D. Clayton
Principal Executive Officer, General Counsel and Secretary

November 9, 2009	/s/ MARTIN F. PETERSEN
Martin F. Petersen,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

4.1	Amendment No. 1 to Unsecured Line of Credit Agreement and Promissory Note, dated July 22, 2009, among Raser Technologies, Inc., Radion Energy, LLC, Ocean Fund, LLC, Primary Colors, LLC, and R. Thomas Bailey (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed July 24, 2009)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed October 19, 2009)

10.1	Schedule Z Amendment, dated as of September 15, 2009, among Thermo No. 1 BE-01, LLC, Deutsche Bank Trust Company Americas, The Prudential Insurance Company of America, Intermountain Renewable Power, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Raser Technologies, Inc., Raser Power Systems, LLC, and Pratt & Whitney Power Systems (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 17, 2009)

10.2	Schedule Z Amendment, dated as of October 1, 2009, among Thermo No. 1 BE-01, LLC, Deutsche Bank Trust Company Americas, The Prudential Insurance Company of America, Intermountain Renewable Power, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Raser Technologies, Inc. and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 5, 2009)

10.3	Schedule Z Amendment, dated as of October 16, 2009, among Thermo No. 1 BE-01, LLC, Deutsche Bank Trust Company Americas, The Prudential Insurance Company of America, Intermountain Renewable Power, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Raser Technologies, Inc. and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 19, 2009)

10.4	Form of Subscription Agreement between the Company and the investor signatories thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 19, 2009)

10.5	Schedule Z Amendment, dated as of November 2, 2009, among Thermo No. 1 BE-01, LLC, Deutsche Bank Trust Company Americas, The Prudential Insurance Company of America, Intermountain Renewable Power, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Raser Technologies, Inc. and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 5, 2009)

31.1*	Certification of Co-Principal Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

31.3*	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Co-Principal Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	To be filed herewith.