Form 10-Q
period 2010-03-31
RASER TECHNOLOGIES INC
filed 2010-05-10
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2010 was 88,562,107 shares.

Raser Technologies, Inc.

Form 10-Q for the Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,698,758	$41,782
Restricted cash	29,282,075	76,921
Federal grant receivable	—	32,990,089
Trade accounts and notes receivable, net	340,112	336,788
Restricted short-term marketable securities (held to maturity)	2,200,222	2,191,339
Prepaid expenses and short-term deposits	753,237	1,050,590

Total current assets	35,274,404	36,687,509
Restricted cash	3,176,361	9,074,770
Land	1,811,063	1,811,063
Geothermal property, plant and equipment, net	82,125,530	80,433,597
Power project leases and prepaid delay rentals	6,696,085	6,530,946
Geothermal well field development-in-progress	939,052	885,586
Power project construction-in-progress	8,310,897	8,278,500
Equipment, net	537,961	606,421
Intangible assets, net	1,520,913	1,552,425
Deferred financing costs, net	6,551,126	6,928,593
Other assets	1,246,104	1,402,752

Total assets	$148,189,496	$154,192,162

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,825,351	$16,677,632
15.00% senior secured note, net of discount of $746,570 and $1,232,846, respectively	19,253,430	18,767,154
Unsecured line of credit, net of discount of $13,163 and $33,399, respectively	5,244,390	5,528,553
Short-term portion of long-term notes	3,054,339	1,937,290
Deferred revenue	200,000	200,000

Total current liabilities	38,577,510	43,110,629
Asset retirement obligation	2,799,823	2,749,342
Long-term 7.00% senior secured note (non-recourse), net of discounts of $4,363,809 and $4,469,481, respectively	24,624,349	24,772,966
Long-term 8.00% convertible senior notes	55,000,000	55,000,000
Warrant liabilities	15,578,361	11,724,219

Total liabilities	136,580,043	137,357,156

Contingencies and commitments, (Notes B, C, D)
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Series A-1 cumulative convertible preferred stock, 5,000 shares authorized, issued and outstanding, net of discount of $2,396,857; liquidation preference of $5,000,000	2,603,143	—
Stockholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 79,873,315 and 79,266,927 shares issued and outstanding, respectively	798,733	792,669
Additional paid in capital	126,731,102	125,757,611
Accumulated deficit	(118,523,525)	(109,715,274)

Total stockholders’ equity	9,006,310	16,835,006

Total liabilities and stockholders’ equity	$148,189,496	$154,192,162

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue	$1,012,125	$—
Cost of revenue
Direct costs	1,377,642	—
Depreciation and amortization	613,472	—

Gross margin	(978,989)	—

Operating expenses
General and administrative	2,452,078	2,505,422
Power project development	1,252,499	2,113,340
Research and development	256,970	657,728

Total operating expenses	3,961,547	5,276,490

Operating loss	(4,940,536)	(5,276,490)
Interest income	20,405	62,379
Interest expense	(3,034,208)	(1,415,618)
Gain (loss) on derivative instruments	583,858	(942,839)
Other	(244,531)	(131,412)

Loss before income taxes	(7,615,012)	(7,703,980)
Tax benefit (expense)	—	—

Net loss	$(7,615,012)	(7,703,980)
Preferred dividend	(65,305)	—
Deemed dividend - accretion of discount of Series A-1 cumulative convertible preferred stock	(1,127,933)	—
Non-controlling interest in the Thermo No. 1 subsidiary	—	1,030,571

Net loss applicable to common stockholders	$(8,808,250)	$(6,673,409)

Loss per common share-basic and diluted	$(0.11)	$(0.10)

Weighted average common shares-basic and diluted	79,567,000	64,349,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,615,012)	$(7,703,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	741,173	126,915
Deferred financing costs amortization	1,020,094	994,996
Preferred stock accretion	607,300	—
(Gain) loss on derivative instrument	(583,858)	942,839
Impairment of abandoned patent applications	79,665	64,856
Common stock, stock options and warrants issued for services	583,430	1,164,187
Loss on disposal of assets	629	1,788
Gain on extinguishment of debt	—	(68,588)
Bad debt expense	—	145,403
Increase in accounts receivable	(3,324)	—
Decrease in other assets	288,473	323,226
Decrease in accounts payable and accrued liabilities	(1,009,696)	(955,734)

Net cash used in operating activities	(5,891,126)	(4,964,092)

Cash flows from investing activities:
Proceeds from federal grant	32,990,089	—
Decrease in deposits	152,112	708,962
Increase (decrease) in restricted cash	(23,306,746)	9,892,870
Increase in intangible assets	(54,149)	(10,975)
Purchase of equipment	(3,567)	(122,098)
Well field development costs	(2,576,184)	(8,667,720)
Construction costs	(2,701,317)	(6,630,315)
Power project lease acquisitions	(165,139)	(50,000)
Power project equipment deposits	—	124,875

Net cash provided by (used in) investing activities	4,335,099	(4,754,401)

Cash flows from financing activities:
Proceeds from sale of Series A-1 cumulative convertible preferred stock and preferred warrants	4,619,437	—
Principal payments of 7.00% senior secured notes (non-recourse)	(222,170)	(195,260)
Incurrence of deferred financing fees	(30,546)	—
Proceeds from 10.0% line of credit	125,000	8,538,000
Principal payment of the 10.0% line of credit	(278,718)	—

Net cash provided by financing activities	4,213,003	8,342,740

Net increase (decrease) in cash and cash equivalents	2,656,976	(1,375,753)
Cash and cash equivalents at beginning of period	41,782	1,534,820

Cash and cash equivalents at end of period	$2,698,758	$159,067

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other period.

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current year presentation, which has no impact on the net loss for any period presented. Events subsequent to March 31, 2010, were evaluated until the time our Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission on May 10, 2010.

Overview

We are an environmental energy technology company focused on geothermal power development and technology licensing. We operate two business segments: Power Systems and Transportation & Industrial. Our Power Systems segment develops clean, renewable geothermal electric power plants and is exploring opportunities to partner with developers to take advantage of potential solar and wind resources at some of our geothermal project sites. Our Transportation & Industrial segment focuses on using our Symetron™ family of technologies to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we are employing a strategy to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our business strategy, we aim to become a producer of geothermal electric power as well as a provider of electric and hybrid-electric vehicle technologies and products.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred substantial losses since inception, and we are not operating at cash breakeven. Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our business plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include the obligation to repay the remaining amounts borrowed under our Unsecured Line of Credit Agreement and Promissory Note and our obligations to pay interest on our outstanding convertible notes. We may also incur “make whole” penalties of approximately 20% of the required buy down payment if we are unable to increase power output at our Thermo No. 1 plant to the levels contemplated by the financing arrangements for that project. We anticipate funding the buy down payment and “make whole” penalties, if any, from the $33.0 million in grant proceeds we received from the U.S. Treasury under the Recovery Act (the “Grant”), which we received on February 19, 2010, $30 million of which are in an escrow account. However, management believes that since the methodology to compute the “make whole” penalties did not contemplate the receipt of Treasury Grant funds, we are unable to reasonably estimate what, if any, the “make whole” penalties would be at June 30, 2010.

The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any cash flows we are able to generate. We cannot be certain that funding will be available to us on reasonable terms or at all.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Significant Accounting Policies

Preferred Stock

On February 3, 2010, we completed an offering of 5,000 shares of Series A-1 Cumulative Convertible Preferred Stock (the “Preferred Stock”). The initial carrying amount of the Preferred Stock issued in February 2010 was at the fair value on the date of issuance, net of closing costs and our issuance costs. The consideration for the February 2010 sale of the Preferred Stock included a forgiveness of liquidated damages totaling $1.0 million associated with delays in registering the 2008 Fletcher equity offering. Based upon the terms of the Certificate of Designations and Preferences of the Preferred Stock, the Preferred Stock cannot be converted, redeemed or exercised into more than 9.90 % of the beneficial ownership of the holder immediately after such conversion, redemption or exercise. The Preferred Stock is subject to conditional redemption features at the sole discretion of the holder resulting in classification as temporary equity until converted or redeemed. The portion of the issuance costs related to the Preferred Stock is netted against the proceeds received. The fair value of the Preferred Stock is accreted through retained earnings to the stated value over the period from the date of issuance to the earliest redemption date.

The stock dividend paid to the holders of the Preferred Stock on a quarterly basis are recorded as a decrease to retained earnings at fair value with the corresponding increase in additional paid in capital.

Concentration of Credit Risk

Our current revenues consist entirely of payments from the City of Anaheim for power generated by our Thermo No. 1 plant in accordance with our power purchase agreement with the City of Anaheim. Due to the fact that we currently have a single customer, our revenues are dependent on the continued ability of the City of Anaheim to make timely payments.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective with the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our consolidated financial statements.

B. Contingencies and Commitments

Guarantees

The financing arrangements for our Thermo No. 1 plant (the “Thermo Financing Agreements”) include a guaranty (the “Guaranty Agreement”). Under the Guaranty Agreement, we guarantee the full payment of any drilling costs in excess of the original drilling account escrow of $5.7 million that may be required to achieve Final Completion (as defined in the Thermo Financing Agreements, as amended) by June 30, 2010. Through March 31, 2010, we have contributed an additional $16.4 million to the drilling account escrow for completion of the well field. Although the maximum potential future payments to drill additional wells may be significant if our wells cannot produce sufficient resource (both heat and flow) so that the Thermo No. 1 plant can achieve the designated level of electricity generation, the amount of potential future payments related to drilling costs is contingent on our ability to achieve Final Completion by June 30, 2010. The drilling costs are accrued in the period in which they are incurred.

The Thermo Financing Agreements also include an engineering, procurement and construction agreement (the “EPC Agreement”) with our Thermo Subsidiary. Pursuant to the EPC Agreement, we agreed to oversee the engineering, procurement and construction of the Thermo No. 1 plant. In addition, we guaranteed the completion of the plant construction and the payment of all services performed by the subcontractors. All intercompany transactions related to the EPC Agreement are eliminated in consolidation of the financial statements. Our potential liability under this agreement will continue until the guaranteed obligation is satisfied in full. We expect to complete our construction phase at the Thermo No. 1 project prior to June 30, 2010.

We have an agreement with Pratt & Whitney Power Systems (“PWPS”) relating to the generating units purchased and installed at the Thermo No. 1 plant. PWPS is required to allow us to retain a certain portion of the purchase price of the generating units pending the successful completion of the Thermo No. 1 plant. If the Thermo No. 1 project is not successfully completed as a result of a problem with the generating units, then we will keep the retained portion of the purchase price as a liquidated damages payment. If the Thermo No. 1 project is not successfully completed as a result of any other reason, we will reimburse PWPS for any liquidated

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

damages paid by PWPS. To secure payment of our obligations to reimburse PWPS under the Amended and Restated Purchase Contract, we provided a security interest to PWPS in five patents relating to our Transportation & Industrial segment. We believe that the likelihood that we will be obligated to reimburse PWPS for liquidated damages is “remote.” Accordingly, we estimate the maximum potential obligation and the related fair value of the obligation to be immaterial at this time. Therefore, no liability was recorded at March 31, 2010. The Thermo Financing Agreements also contain a conditional redemption provision whereby the Thermo No. 1 geothermal power plant must achieve “Final Completion” as defined in the Thermo Financing Agreements by an agreed upon date. The Final Completion date was extended to June 30, 2010 pursuant to amendments to the Thermo Financing Agreements. Under the Thermo Financing Agreements, as amended, if the Thermo No. 1 plant fails to achieve certain levels of production, the debt holder could exercise its rights to require us to make a buy-down payment. Any amounts payable under the buy-down provision to the debt holder will be disbursed from the Grant proceeds of $33.0 million, which we received on February 19, 2010, $30 million of which are in an escrow account. In addition to the buy-down payment, we could be obligated to pay “make whole” penalties equal to approximately 20% of the amount of the buy-down payment. If the combination of the buy-down payment and “make whole” penalties is greater than $30.0 million, we would have to make up the difference out of general corporate funds.

The buy-down payment and penalties, if any, will be paid to the then current Thermo debt holder. After payment to the Thermo debt holder, Merrill Lynch would receive up to $20.0 million of the amount remaining in the escrow account to settle the redemption of its interest in Thermo. Due to the fact that Merrill Lynch is required to receive a distribution from the escrow account of up to $20.0 million to the extent funds are available, this amount is classified as a short-term liability. After payments of the buy-down payment and related penalties, if any, and the redemption payment to Merrill Lynch of up to $20.0 million, any remaining funds of up to $4.3 million will be paid to PWPS. This amount is included in our accounts payable balance in current liabilities.

C. Warrants

February 2010 Preferred Warrants

On February 3, 2010, we completed an offering of 5,000 shares of the Preferred. As part of this offering, we issued warrants to purchase up to 14,000 additional shares of the Preferred Stock (the “Preferred Warrants”). The Preferred Warrants have an exercise price of $1,000 per share. As of March 31, 2010, none of the Preferred Warrants had been exercised.

February 2010 Underwriter Warrants

As part of the February 2010 Preferred Stock offering, we issued to the underwriter warrants to acquire 171,568 shares of our common stock (the “Underwriter Warrants”) at an exercise price of $1.275 per share. However, if the Underwriter requests a “cashless exercise”, the number of shares issued is based upon the average closing prices for the five trading days prior to, but not including, the exercise date less the exercise price of $1.275 per share. The Underwriter Warrants expire on February 3, 2015 and become exercisable on August 3, 2010. There is no anti-dilution or pricing reset feature associated with the February 2010 Underwriter Warrants. As of March 31, 2010, none of the February 2010 Underwriter Warrants had been exercised.

During the three months ended March 31, 2010 and 2009, we recorded a gain (loss) on derivative instruments totaling $583,858 and $(942,839), respectively.

D. Capital Stock

February 2010 Preferred Stock Offering

On February 3, 2010, we completed an offering of 5,000 shares of the Preferred Stock and issued the Preferred Warrants. The Preferred Stock and the Preferred Warrants were purchased by Fletcher. The net proceeds, after deducting the underwriter fees and other estimated offering expenses payable by us, were approximately $4.6 million.

The Preferred Stock has the following key terms: (i) each share of the Preferred Stock will accrue a quarterly dividend, payable in cash or shares of common stock at an annual rate equal to the Stated Value (as defined in the Certificate of Rights and Preferences of the Preferred Stock) multiplied by 3-month LIBOR plus 8%, but in no event higher than 14%, subject to adjustment, (ii) each share of the Preferred Stock will be convertible into shares of common stock at a price of $5.00 per share, such price being subject to adjustment for stock splits, combinations, stock dividends and the like, (iii) the holders of the Preferred Stock will have the right to redeem the shares of the Preferred Stock purchased pursuant to the purchase agreement at the earlier of July 28, 2010 or the date on which the Daily Market Price (as defined in the Certificate of Rights and Preferences of the Preferred Stock) rises above $2.00 per share, or the date of a public announcement of the intention or agreement to engage in a transaction or series of transactions that may result in a change of control of the Company (iv) the redemption price for each share of the Preferred Stock into shares of common stock will be the greater of (a) $1.2277 per share of common stock and (b) 120% of the Prevailing Market Price (as defined in the Certificate of Rights and Preferences of the Preferred Stock) at the first redemption date, which price is subject to adjustment under certain circumstances such as certain future equity issuances. For up to one year after the redemption date of the Preferred Stock, if we sell additional shares of our stock, subject to certain conditions, we will be required to issue additional shares to the redeemed holders of the Preferred Stock based upon an adjusted redemption price of the greater of (x) $1.0231 and (y) the lesser of $1.2277 or the market price of the shares sold.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Under the Certificate of Rights and Preferences of the Preferred Stock, the number of shares of our common stock beneficially owned by Fletcher cannot exceed 9.90% of our total outstanding common shares. This provision limits the minimum number of shares of Preferred Stock that may be redeemed, converted or exercised by Fletcher to an amount that shall not cause Fletcher’s ownership of our common stock to exceed 9.90%.

The holders of the Preferred Stock and Preferred Warrants are entitled to receive dividends declared on our common stock out of our assets legally available for that purpose equal to the per share dividend or distribution on our common stock multiplied by the number of shares issuable upon redemption or conversion whichever is greater on the date such a dividend is declared.

The holders of the Preferred Stock are also entitled to voting rights that require the majority vote of the outstanding Preferred Stock prior to making certain amendments or changes to our certificate of incorporation or bylaws, including the terms of the Preferred Stock. A majority vote of the Preferred Stock is also required prior to any future issuance of our securities, subject to certain exceptions, including an exception that allows us to issue up to $25.0 million of our securities as long as we have given the holders of the Preferred Stock the exclusive right to purchase such securities prior to their issuance.

The Preferred Stock also contains certain liquidation preferences whereby, with respect to distributions upon a liquidation, the holder of the Preferred Stock would receive the greater of (a) the stated value per share of the Preferred Stock plus accrued interest on the date of such liquidation and (b) the amount the holders would receive if the holders had converted or redeemed all outstanding shares of Preferred Stock into shares of our common stock prior to any distributions to the holders of Junior Securities or Parity Securities, each as defined in the Certificate of Rights and Preferences of the Preferred Stock.

The Preferred Warrants are exercisable from time to time in full or in part in two tranches of up to 7,000 shares of Preferred Stock, at an exercise price of $1,000 per share of Preferred Stock subject to adjustment, for up to $7.0 million for each tranche. The right of the holder of the Preferred Warrants to exercise the second tranche is independent of the exercise, if any, of the first tranche. The first tranche of up to 7,000 shares of Preferred Stock for up to $7.0 million will, beginning on February 3, 2010, be exercisable on or before August 3, 2010 (subject to extension under certain circumstances) so long as the Prevailing Market Price (as defined in the Certificate of Rights and Preferences of the Preferred Stock) rises above $2.00 per share during such period. Otherwise, the first tranche of up to 7,000 shares of Preferred Stock for up to $7.0 million will, beginning on February 3, 2010, be exercisable on or before February 3, 2011 (subject to extension under certain circumstances). The second tranche of up to $7.0 million will, beginning on February 3, 2010, be exercisable on or before February 3, 2011 (subject to extension under certain circumstances) so long as the Prevailing Market Price (as defined in the Certificate of Rights and Preferences of the Preferred Stock) rises above $2.00 per share during such period. Otherwise, the second tranche of up to 7,000 shares of Preferred Stock for up to $7.0 million will, beginning on February 3, 2010, be exercisable on or before February 4, 2013 (subject to extension under certain circumstances).

As consideration for acting as underwriter, the Company paid the underwriter a cash fee of 5% of the aggregate purchase price for the Preferred Stock sold in the offering, and issued to the underwriter the Underwriter Warrants. See discussion of the Underwriter Warrants in Note C. “Warrants” above.

Employee and Director Share Grants and Option Grants

No shares of common stock were granted to our employees and directors during the three months ended March 31, 2010. We granted employees and directors options to purchase an aggregate of 422,745 shares of our common stock during the three months ended March 31, 2010. During the three months ended March 31, 2010, employees forfeited options to purchase 56,750 shares of our common stock and 4,500 options to purchase shares of our common stock expired. During the three months ended March 31, 2010, no shares of our common stock were issued as a result of option or warrant exercises.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Third Party Share Grants

During the three months ended March 31, 2010, we granted a total of 196,215 shares of our common stock to third party vendors to settle outstanding payables totaling $217,395. No gain or loss was recognized with respect to the extinguishment of debt. We also delivered 121,527 shares of our common stock to our former CEO pursuant to his termination agreement and granted 92,250 shares of our common stock to our former CFO pursuant to his termination agreement. These shares were delivered in April 2010.

E. Net Loss per Common Share

The following table sets forth the number of shares that would be outstanding if the outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on March 31, 2010:

	“In the Money”	“Out of the Money”
Warrants granted	6,794,442	9,384,877
Vested employee options	—	2,286,280
Unvested employee options	—	1,447,998
Vested contractor options	—	95,000
Unvested contractor options	—	85,000
Convertible notes - maximum number of shares that can be converted	—	5,960,121
Convertible preferred shares - maximum number of shares that can be converted	—	1,000,000
Preferred warrants - maximum number of shares that can be converted	—	2,800,000

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on March 31, 2009:

	“In the Money”	“Out of the Money”
Warrants granted	7,458,532	4,881,462
Vested employee options	642,250	1,551,978
Unvested employee options	48,000	1,343,705
Vested contractor options	95,000	35,000
Unvested contractor options	50,000	—
Convertible notes maximum number of shares that can be converted	—	5,960,121

Unvested stock grants totaling 237,250 and 406,276 were outstanding on March 31, 2010 and 2009, respectively. The warrants and options above were not included in the calculation of diluted net loss per share because their effect was anti-dilutive. The Preferred Stock and the Preferred Warrants contain provisions whereby the holders of the Preferred Stock and the Preferred Warrants may participate in dividends that we pay to the holders of our common stock. Accordingly, the Preferred Stock and the Preferred Warrants meet the definition of participating securities. We determined that, under the two-class method, the effect of the participating securities on the net loss per share computation was also anti-dilutive.

F. Fair Value Measurements

The Accounting Standards Codification provides guidance regarding fair value measurements establishes a common definition for fair value to be applied to guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The guidance does not require any new fair value measurements, but rather applies to all other accounting guidance that requires or permits fair value measurements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following table represents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at their entirety based upon their lowest level of input that is significant to the fair value measurement at March 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,698,758	$0	$0	$2,698,758
Restricted cash	32,381,324	77,111	0	32,458,435

Total assets	$35,080,082	$77,111	$0	$35,157,193
Merrill Lynch 2008 Contingent Warrants	$0	$0	$506,291	$506,291
2008 Fletcher Warrants	0	0	9,451,070	9,451,070
Preferred Warrants	0	0	5,621,000	5,621,000

Total liabilities	$0	$0	$15,578,361	$15,578,361

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

Warrants

Certain of our warrants contain anti-dilution features that protect the holders from a decline in the stock price (“down round” provisions). As a result, the following warrants were not indexed to our common stock and are recorded as derivative liabilities:

•	Contingent Warrants issued to Merrill Lynch, exercisable for 1,350,000 shares of our common stock, that expire January 16, 2015.

•

2008 Fletcher Warrants to acquire shares of our common stock in an aggregate value of up to $20.0 million that may not exceed 6,794,442 shares of our common stock, exercisable at March 31, 2010 that expire November 14, 2018.

•

The Preferred Warrants that are exercisable from time to time in full or in part in two tranches of up to 7,000 shares of the Preferred Stock for each tranche. The first tranche of up to 7,000 shares of the Preferred Stock will, beginning on February 3, 2010, be exercisable on or before August 3, 2010 (subject to extension under certain circumstances) so long as the Prevailing Market Price (as defined in the Certificate of Rights and Preferences of the Preferred Stock) rises above $2.00 per share during such period. Otherwise, the first tranche of up to 7,000 shares of Preferred Stock for up to $7.0 million will, beginning on February 3, 2010, be exercisable on or before February 3, 2011 (subject to extension under certain circumstances). The second tranche of up to $7.0 million will, beginning on February 3, 2010, be exercisable on or before February 3, 2011 (subject to extension under certain circumstances) so long as the Prevailing Market Price rises above $2.00 per share during such period. Otherwise, the second tranche of up to 7,000 shares of Preferred Stock for up to $7.0 million will, beginning on February 3, 2010, be exercisable on or before February 4, 2013 (subject to extension under certain circumstances).

We measured the fair value of these warrants at quarter end, and recorded a $0.6 million gain on derivatives for the quarter ended March 31, 2010 and recorded the liabilities associated with these warrants at their respective fair values as of March 31, 2010. We determined the fair values of these securities using the Binomial Lattice valuation model.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Asset Retirement Obligations

We estimate asset retirement obligations in accordance with the Accounting Standards Codification. We utilize an income valuation technique to determine the fair value of the liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account our credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value within the accompanying condensed consolidated balance sheets at March 31, 2010.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of March 31, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Total
Assets:
Balance as of January 1, 2010	$—
Total realized and unrealized gains (losses)	—

Balance as of March 31, 2010	$—
Liabilities:
Balance as of January 1, 2010	$11,724,219
Fair value of the Preferred Warrants issued on February 3, 2010	4,438,000
Net decrease in fair value of derivative warrants (unrealized gain)	(583,858)

Balance as of March 31, 2010	$15,578,361

The carrying value and estimated fair value of our debt instruments at March 31, 2010 were as follows:

	March 31, 2010		December 31, 2009
	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Short-term 10.0% amended unsecured line of credit*	$5,230,000	$5,257,554	$5,560,000	$5,561,952
Long-term 15.00% promissory note **	19,243,000	20,000,000	18,767,154	20,000,000
Long-term 9.5% senior secured note***	25,970,000	29,850,799	26,030,000	30,072,969
Long-term 8.0% convertible senior notes	22,550,000	57,191,699	24,750,000	56,106,767

Total Liabilities	$72,993,000	$112,300,051	$75,107,154	$111,741,688

*	Represents face value of debt without consideration of the deferred financing costs of $13,163 and $33,399 at March 31, 2010 and December 31, 2009, respectively.
**	Represents the face value of the debt without consideration of the imputed interest rate of 15% from December 11, 2009 to June 30, 2010 resulting in a discount of $746,570 and $1,232,846 at March 31, 2010 and December 31, 2009, respectively.
***	Represents face value of debt without consideration of the original issue discount of $4,363,809 and $4,469,479 at March 31, 2010 and December 31, 2009, respectively. Due to the original issue discount, cash proceeds of debt are less than the face value of the debt. Therefore, the effective interest rate of 9.5% is greater than the 7.0% stated rate.

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

In accordance with the current accounting guidance, we have not applied the fair value measurement provisions to nonfinancial assets and nonfinancial liabilities included in consolidated condensed balance sheets above.

G. Business Segments

The basis for presenting segment information results generally is consistent with our overall operating practices. We report operating segment information in accordance with the Accounting Standards Codification which establishes reporting standards for disclosure of operating segments. All consolidating items and corporate administrative costs are included in Corporate and Other.

Accordingly, the presentation below comprises financial information relating to our segments for the three months ended March 31, 2010 and 2009, respectively:

As of and for the Quarter Ended March 31, 2010	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$1,012,125	$—	$1,012,125
Segment Operating Loss	(339,908)	(2,231,488)	(2,369,140)	(4,940,536)
Depreciation, Amortization and Accretion	38,468	682,725	19,980	741,173
Interest Expense	—	1,456,688	1,577,520	3,034,208
Fixed Asset Purchases	—	1,535	2,032	3,567
Geothermal Well Field Drilling Purchases	—	182,694	—	182,694
Power Project Construction-in-Progress Purchases	—	2,204,041	—	2,204,041
Total Assets	$345,745	$141,076,093	$6,767,658	$148,189,496

As of and for the Quarter Ended March 31, 2009	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$—	$—	$—
Segment Operating Loss	(727,090)	(2,113,340)	(2,436,060)	(5,276,490)
Depreciation, Amortization and Accretion	54,311	49,222	23,382	126,915
Interest Expense	—	403,614	1,012,004	1,415,618

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of and for the Quarter Ended March 31, 2009	Transportation & Industrial	Power Systems	Corporate and Other	Total
Fixed Asset Purchases	—	47,584	64,399	111,983
Geothermal Well Field Drilling Purchases	—	5,413,208	—	5,413,208
Power Project Construction-in-Progress Purchases	—	6,971,112	—	6,971,112
Total Assets	$628,532	$174,406,637	$9,502,050	$184,537,219

H. Supplemental Cash Information

For the three months ended March 31, 2010

•	We paid $527,512 for interest and $0 for income taxes.

•

We recorded three non-cash payments totaling $217,400 for 196,215 unrestricted shares of our common stock to settle outstanding invoices from various service providers for the construction of our Thermo No. 1 geothermal power plant and development of other geothermal projects. The non-cash payments approximated the fair market value of the shares on the date the shares were granted.

•

We recorded in accounts payable and accrued liabilities certain capitalized well field development and construction costs that were not paid as of March 31, 2010. These accrued capitalized costs were omitted from the statement of cash flows as non-cash items totaling $7.4 million.

•

We recorded a non-cash quarterly dividend payment for the Preferred Stock totaling $65,305 for which we issued 70,457 shares of our common stock to the holder of the Preferred Stock. The non-cash payment approximated the fair value of the shares on the date the shares were issued.

For the three months ended March 31, 2009:

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

•

We recorded five non-cash payments totaling $4,500,000 for 70,197 restricted shares of our common stock, 1,329,430 unrestricted shares of our common stock, and 122,603 warrants to acquire shares of our common stock issued to settle outstanding invoices from various service providers for construction of our Thermo No. 1 geothermal power plant. The non-cash payments approximated the fair market value of the shares on the date the shares were granted.

•

We recorded in accounts payable and accrued liabilities certain capitalized well field development and construction costs that were not paid as of March 31, 2009. These accrued capitalized costs were omitted from the statement of cash flows as non-cash items totaling $54.8 million.

I. Subsequent Events

On April 1, 2010, Fletcher exercised the Fletcher Warrants on a cashless, net settlement basis. Pursuant to the exercise of the Fletcher Warrants, Fletcher received 6,794,442 shares of our common stock. Except for certain rights Fletcher may assert to obtain shares of an acquiring company’s stock in connection with a change of control transaction involving us, Fletcher cannot exercise the Fletcher Warrants for any additional shares of our common stock.

On April 7, 2010, we entered into a controlled equity offering sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $25.0 million from time to time through Cantor acting as agent and/or principal. The sales of shares made under the Sales Agreement will be made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by Cantor and us. We will pay Cantor a commission ranging between 3.0% and 4.5% of the gross sales price per share for any shares sold through it as our agent under the Sales Agreement. As of May 7, 2010, we had sold 1,802,100 shares pursuant to the Sales Agreement for an aggregate of approximately $1.7 million. After deducting commissions, we received net proceeds of approximately $1.6 million from the sale of these shares. On May 10, 2010, we ceased selling shares of our common stock pursuant to the controlled equity offering. We also provided notice to Cantor that we were terminating the Sales Agreement and that we had no further intention of selling shares of our common stock through the controlled equity offering.

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

Overview

Our Company

We are an environmental energy technology company focused on geothermal power development and technology licensing. We operate two business segments: Power Systems and Transportation & Industrial. Our Power Systems segment develops geothermal electric power plants and is exploring opportunities to partner with developers to take advantage of potential solar and wind resources at some of our geothermal project sites. Our Transportation & Industrial segment focuses on using our Symetron™ family of technologies to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we are employing a business strategy to produce a positive impact on the environment and economically beneficial results for our stockholders. By executing our business strategy, we aim to become a producer of geothermal electric power as well as a provider of electric and hybrid-electric vehicle technologies and products.

We have initiated the development of eight geothermal power plant projects in our Power Systems segment to date. We have placed one power plant in service to date, which we refer to as our Thermo No. 1 plant, and we are currently selling electricity generated by the Thermo No. 1 plant. The Thermo No. 1 plant is currently generating approximately 7 MW of electrical power (gross). After deducting the electricity required to power the plant, also known as parasitic load, and power for remote pumps in the well field, the net power produced by the Thermo No. 1 plant is approximately 6 MW. Both the gross output and the net output of the plant are below the amounts the plant was designed to produce, primarily due to issues related to temperature of the resource from the well field. We are working to improve the electrical output of the plant and the temperature of the resource. These efforts include the addition of a bottom cycle at the plant, which was installed on May 1, 2010 and is expected to be operational during the first two weeks of May. We also replaced the recirculation pumps on each of the 50 PureCycle generating units with more efficient pumps. The full replacement of all pumps is expected by the end of May 2010. We believe the bottom cycle and the new recirculation pumps will enhance the overall plant output. Until these measures are fully implemented and tested, we cannot predict how much the plant output will improve, but we expect electricity available for sale will be in the range of 7 to 8.5 MW.

Due to the economic downturn, a difficult financing environment, difficulties experienced at the Thermo No. 1 plant and other factors, we have had to adjust our development plans. We had anticipated to be in a position to move forward with the simultaneous development of the other seven sites we have initiated. In light of current conditions, we believe in the near term we need to focus most of our time and resources on the one or two projects we believe are best positioned for development. Thus, we intend to focus on improving the electrical output from our Thermo No. 1 plant and completing the well field development at our Lightning Dock and/or Thermo No. 2 and No. 3 projects. We will continue to undertake permitting at the other sites we have initiated. Additionally, we are exploring the sale of one or more of our geothermal power projects or interests therein.

In connection with the development of our geothermal power projects, we intend to explore opportunities to partner with developers to take advantage of potential solar and wind resources at some of our geothermal project sites. We believe certain geothermal sites we intend to develop may be suitable for solar or wind generation. If so, we may be able to improve the overall utilization of transmission lines and other infrastructure investments associated with these projects. Until we conduct further analysis, however, we cannot predict whether any of our sites will be suitable for complementary solar or wind generating facilities.

Our ability to develop our power projects is dependent on our ability to obtain adequate financing to fund those projects. Additionally, we are exploring the sale of one or more of our projects or interests therein. We also intend to evaluate a variety of alternatives to finance the development of our projects. These alternatives could include government funding from grants, loan guarantees or private activity bonds, joint ventures, pre-paid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for plant construction, well field development and other development activities, extend the time frame over which these activities will take place, or cease operations.

Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our business plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include the obligation to repay the remaining amounts borrowed under our Unsecured Line of Credit Agreement and Promissory Note and our obligations to pay interest on our outstanding convertible notes. We may also incur “make whole” penalties of approximately 20% of the required buy down payment if we are unable to increase power output at our Thermo No. 1 plant to the levels contemplated by the financing arrangements for that project. We anticipate funding the buy down payment and “make whole” penalties, if any, from the $33.0 million in grant proceeds we received from the U.S. Treasury under the Recovery Act (the “Grant”), which we received on February 19, 2010, $30 million of which are in an escrow account. However, management believes that since the methodology to compute the “make whole” penalties did not contemplate the receipt of Treasury Grant funds, we are unable to reasonably estimate what, if any, the “make whole” penalties would be at June 30, 2010.

The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any cash flows we are able to generate. We cannot be certain that funding will be available to us on reasonable terms or at all.

Current Geothermal Power Projects

Our development activities during the first quarter of 2010 consisted primarily of efforts to increase the power output of the Thermo No. 1 plant. The original financing agreements for the Thermo No. 1 project (the “Thermo Financing Agreements”) contained a conditional redemption provision whereby the Thermo No. 1 geothermal power plant was required to achieve “Final Completion” as defined in the Thermo Financing Agreements by a specific date. The Final Completion date was extended to June 30, 2010 pursuant to the amendments to the Thermo Financing Agreements that we entered into in December 2009. These amendments also contemplated that we would obtain the Grant proceeds of $33.0 million from the U.S. Treasury under the Recovery Act to fund the conditional redemption and certain other payments. We received the Grant proceeds in February 2010. Approximately $3.8 million of the Grant was distributed to us at that time, and the remainder are in an escrow account.

While we expect power output at the Thermo No. 1 plant to improve somewhat prior to June 30, 2010, we do not expect that the electricity available for sale will exceed 8.5 MW at that time, which under the Thermo Financing Agreements, as amended, triggers a provision which requires us to review the project’s debt service requirements based on the then current economics of the Thermo No. 1 plant operations. The outcome of this review could result in requiring us to make a buy-down payment to the debt holder of the Thermo No. 1 debt, which had an outstanding principal balance of $29.9 million at March 31, 2010. Any amounts payable under the buy-down provision to the debt holder will be disbursed from the $33.0 million in Grant proceeds we received from the U.S. Treasury on February 19, 2010 and placed in an escrow account. If the buy-down computation is greater than $30.0 million, we will be obligated to pay the difference out of general corporate funds. Approximately $3.8 million of the Grant proceeds were distributed to us in February 2010. The remaining proceeds received from the Grant were placed into an escrow account and will be paid out in the following order on or about June 30, 2010: (i) first Prudential will potentially receive a pre-payment, together with a pre-payment penalty, of its outstanding debt of $29.9 million, depending on the performance of the Thermo No. 1 plant at the time; (ii) project escrow accounts will be funded as required by the Thermo Financing Agreements; (iii) Merrill Lynch will receive its redemption amount (either $17.5 million or $20.0 million, subject to certain conditions); (iv) Pratt & Whitney Power Systems will receive any amounts left owing to it as the turbine supplier for the Thermo No. 1 plant; and (v) any remaining amounts will be placed in a revenue escrow account and will ultimately flow through as a distribution to us. To the extent the Grant proceeds are insufficient to provide for any of the obligations described above, we will be obligated to pay these obligations out of general corporate funds. In addition, if we have insufficient funds to make the redemption payment to Merrill Lynch, we are required to comply with the terms of the promissory note to Merrill Lynch for any amount that we are unable to pay. The terms of the promissory note will require full payment in twelve (12) months.

During the first quarter of 2010, we also continued permitting activities with respect to our Lightning Dock project. We have selected Barbour Well, Inc. of Henderson, Nevada to begin drilling in May 2010. The initial drilling activities will consist of re-entering and testing an existing well at the site. If the results of this testing are favorable, we intend to seek financing to develop the well field for this project, after which we would seek construction financing for the power plant. Ultimately, we believe the Lightning Dock site could support a power plant that could generate up to 15 MW.

Other than incremental permitting work, we did not conduct any development activities during the first quarter of 2010 at the other projects we have initiated for development. Including the eight projects we have initiated for development, we have identified 18 projects for potential development. However, we do not expect to increase our development efforts for these projects until we have made further progress at the Lightning Dock project and have sufficient resources to devote to other projects.

The timing for construction and completion of each of our projects will depend on a number of factors, including the receipt of necessary permits, timely granting of interconnection and transmission access, and the ability to obtain adequate financing for both the well-field development phase and the plant construction phase of each project. Uncertainties associated with these factors could result in unexpected delays.

Results of Operations

	Three months ended March 31,
	2010	2009
Revenue	$1,012,125	$—
Cost of revenue
Direct costs	1,377,642	—
Depreciation and amortization	613,472	—

Gross margin	(978,989)	—

Operating expenses
General and administrative	2,452,078	2,505,422
Power project development	1,252,499	2,113,340
Research and development	256,970	657,728

Total operating expenses	3,961,367	5,276,490

Operating loss	(4,940,536)	(5,276,490)
Interest income	20,405	62,379
Interest expense	(3,034,208)	(1,415,618)
Gain (loss) on derivative instruments	583,858	(942,839)
Other	(244,531)	(131,412)

Loss before income taxes	(7,615,012)	(7,703,980)
Tax benefit (expense)	—	—

Net loss	$(7,615,012)	(7,703,980)
Preferred dividends	(65,305)	—
Deemed dividend-accretion of discount of Series A-1 cumulative convertible preferred stock	(1,127,933)	—
Non-controlling interest in the Thermo No. 1 subsidiary	—	1,030,571

Net loss applicable to common stockholders	$(8,808,250)	$(6,673,409)

Loss per common share-basic and diluted	$(0.11)	$(0.10)

Weighted average common shares-basic and diluted	79,567,000	64,349,000

Comparison of Three Months Ended March 31, 2010 and 2009

Revenue

During the three months ended March 31, 2010, we recognized revenue totaling $1.0 million. We had no revenue during the same period in 2009. During the second quarter of 2009, we began selling electricity generated by our Thermo No. 1 geothermal power plant to the City of Anaheim. During the first quarter of 2010, we generated and sold approximately 11,543 MW hours of electricity.

Cost of revenue. Cost of revenue for the three months ended March 31, 2010 totaled $2.0 million compared to zero for the same period in 2009. The increase in cost of revenue for 2009 was due to sales of electricity from the Thermo No. 1 power plant during the first quarter of 2010. Cost of revenue includes depreciation expense of $0.6 million, parasitic load costs of $0.4 million, quarterly accrual of annual property tax assessments totaling $0.2 million; consulting and insurance costs of $0.2 million; maintenance costs for generating units of $0.3 million; and payroll related costs of $0.1 million. Although, the gross margin was negative for the quarter ended March 31, 2010, we anticipate that as electrical output of the Thermo No. 1 plant improves, certain consulting expenses and parasitic load costs will decline sufficiently that revenue generated by the sale of electricity from the Thermo No. 1 plant will exceed the cost of revenue in future periods.

Operating Expenses

General and Administrative. General and administrative expenses remained relatively flat at $2.5 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Non-cash employee compensation associated with general and administrative employees decreased $0.2 million from $0.6 million for the three months ended March 31, 2009 to $0.4 million for the quarter ended March 31, 2010. The decrease was primarily due to general staff reductions and accounting adjustments for forfeitures of non-cash compensation awards. Employment and office related expenses also decreased by approximately $0.1 million due to the departures of certain key executives, which were not replaced until the first quarter of 2010. These decreases were partially offset by a $0.2 million increase in professional services during the first quarter of 2010 compared to first quarter of 2009, primarily reflecting executive search fees that were not incurred during the prior year.

Power Project Developments. Power project development expenses during the three months ended March 31, 2010 totaled $1.3 million compared to $2.1 million for the three months ended March 31, 2009. During the first quarter of 2010, professional services decreased by approximately $0.4 million and employment related costs also decreased approximately $0.4 million due primarily to a difference in the classification of employment and direct consulting costs from power project development costs to cost of revenues beginning in the second quarter of 2009. The change in classification resulted from the Thermo #1 plant beginning operations in the second quarter of 2009. Equity based non-cash employee compensation associated with power project development employees and other operating costs for the three months ended March 31, 2010 remained relatively flat as compared to the first quarter of 2009.

Research and Development. Research and Development expense decreased from $0.4 million in the three months ended March 31, 2009 to $0.3 million for the three months ended March 31, 2010. Equity based non-cash employee compensation associated with research and development employees decreased by $0.2 million during the three months ended March 31, 2010 compared to the same period in 2009. This was due primarily to decreased headcount as a result of our decision to reduce the cash requirements associated with the research and development activities at our design center. Because we reduced employment levels at the design center, cash based employee compensation associated with research and development employees decreased $0.3 million during the three months ended March 31, 2010 from the first quarter of 2009. This decrease was partially offset by increased professional services of approximately $0.1 million during the three months ended March 31, 2010 compared to the same period in 2009 due primarily to additional consulting work relating to enhancements of our PHEV Hummer demonstration vehicle. The portion of engineering expenses relating to testing of materials remained relatively flat during the three months ended March 31, 2010 over the comparable 2009 period.

Interest and Other Income.

Interest income for the three months ended March 31, 2010 remained relatively flat at $20,000 as compared to the same period in 2009 reflecting relatively lower average monthly cash balances and interest rates. Interest expense during the three months ended March 31, 2010 increased $1.6 million over the three months ended March 31, 2009 primarily due to the amortization of deferred financing fees associated with the Thermo No. 1 plant. Once the plant was placed into service in the first quarter of 2009, we no longer capitalized interest expense associated with the financing for the construction of the plant. Gain (loss) on derivative increased $1.5 million during the three months ended March 31, 2010 compared to the first quarter of 2009 due primarily to a net decrease in the fair value of outstanding warrants that contain anti-dilutive features and our Preferred Warrants (as defined below) that were classified as liabilities. Other income also increased by $0.1 million during the first quarter of 2010 compared to the same period in 2009 due primarily to the forgiveness of certain liquidated damages we owed to Fletcher as a result of our failure to comply with certain registration requirements relating to a prior financing transaction.

Non-controlling Interest.

Non-controlling interest decreased by $1.0 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease resulted from the withdrawal of Merrill Lynch as Class A Member from the Thermo Subsidiary and the redemption of its interest in the Thermo Subsidiary in connection with amendments to the Thermo No. 1 financing arrangements in December 2009. As a result, we own 100% of the Thermo Subsidiary thereby eliminating the non-controlling interest.

Preferred Stock Dividends.

During the first quarter of 2010, we sold 5,000 shares of our Series A-1 Cumulative Convertible Preferred Stock (the “Preferred Stock”) and paid a dividend to the holder of the Preferred Stock in shares of our common stock on March 31, 2010 totaling $0.1 million. We also recorded a deemed dividend relating to the accretion of the discount of the Preferred Stock totaling $1.1 million. No Preferred Stock dividends or deemed dividends were recorded for the three months ended March 31, 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents	March 31, 2010	December 31, 2009
Cash	$2,681,805	$19,833
Money Market Account	16,953	21,949

Total	$2,698,758	$41,782
Restricted Cash	32,458,436	9,151,691
Restricted Marketable Securities	2,200,222	2,191,339

Total	$34,658,658	$11,343,030

Liquidity and Certain Commitments

At March 31, 2010, we had approximately $2.7 million in cash and cash equivalents and restricted cash and marketable securities of approximately $34.7 million. Our operating activities used approximately $5.9 million and $5.0 million of cash during the three months ended March 31, 2010 and 2009, respectively. We have incurred substantial losses since inception, and we are not operating at cash breakeven.

Of our restricted cash balance at March 31, 2010, $3.2 million will be used for the operations of the Thermo No. 1 plant, completing the construction of the bottom cycle configuration of the turbines and upgrades of the recirculation pumps. $0.1 million has been invested in a certificate of deposit for the sole purpose of covering the credit limit of our corporate credit card to minimize the credit risk to our bank. Approximately $2.2 million relating to marketable securities will be used to pay interest payments on our Convertible Notes due on April 1, 2010.

At March 31, 2010, we had approximately $10.8 million in accounts payable and accrued expenses, which reflects a decrease in accounts payable and accrued expenses of approximately $5.9 million from December 31, 2009. The decrease in accounts payable and accrued expenses during the three month period was due primarily to the normal payments of outstanding vendor payables totaling $4.7 million, the forgiveness of liquidated damages of $1.0 million by Fletcher, as described above, and the issuance of common stock to three vendors to settle outstanding payables totaling $0.2 million.

Approximately $4.3 million of the $10.8 million of accounts payable and accrued expenses represents the remaining balance owed to PWPS for power generating units purchased for our Thermo No. 1 plant. The amount owed to PWPS is expected to be paid upon successful completion of tests to be performed on the units. The remaining balance of the accounts payable and accrued expenses consists of amounts owed for well field development, other equipment and construction costs for the Thermo No. 1 project and for general and administrative costs.

Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include the obligation to repay the remaining balance of $5.3 million borrowed under our Line of Credit and our obligations to pay interest on the Convertible Notes.

The outstanding balance on our Line of Credit is due in July 2010 but could be due earlier if the remaining Line of Credit lender exercises his option to require repayment at any time prior to the maturity date. The principal balance, and any accrued interest thereon, can be paid in the form of cash or equity securities, at our sole discretion, subject to regulatory limitations on our ability to satisfy these obligations through the issuance of equity securities. Although the outstanding borrowings under the Line of Credit of $5.3 million is due in July 2010, the lender is a related party and has informed us that he does not intend to exert further pressure on our liquidity situation. In addition, we may also incur “make whole” penalties of approximately 20% of the required buy down payment if we are unable to increase power output at our Thermo No. 1 plant to the levels contemplated by the financing arrangements for that project. We anticipate funding the buy down payment and “make whole” penalties, if any, from the $30.0 million in Grant proceeds that are currently in an escrow account. However, management believes that since the methodology to compute the “make whole” penalties did not contemplate the receipt of the Grant funds, we are unable to reasonably estimate what, if any, the “make whole” penalties would be at June 30, 2010.

Our restricted marketable securities balance will be used to fund interest payments due on the Convertible Notes through April 1, 2010. After the April 1, 2010 payment, we will need to fund interest payments on the Convertible Notes from other sources. The Convertible Notes bear interest at the rate of 8.0% year, payable semiannually on April 1 and October 1 of each year. The Convertible Notes mature on April 1, 2013.

Our independent registered public accounting firm’s report on our financial statements as of December 31, 2009 expressed doubt about our ability to continue as a going concern. The report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to our incurring significant losses, the use of significant cash in operations, and the lack of sufficient capital, as of the date the report was issued, to support our business plan through the end of 2010 or later.

We are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts, as well as our general and administrative expenses. Until we are in a position to generate significant revenues, we will need to continue to raise additional funds to continue operating as a going concern. In an effort to raise additional funds, we are exploring the sale of one or more of our projects or interests therein. We may also seek additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through government funding from grants, loan guarantees and private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into pre-paid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to curtail or cease operations, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place.

In addition, we may encounter difficulties in raising additional funds because of the deficiency notice that we received from the New York Stock Exchange (the “NYSE”) on April 27, 2010. We received the deficiency notice because we fell below the continued listing standard regarding price criteria for common stock under Section 802.01C of the NYSE’s Listed Company Manual. Section 802.01 C requires that a company’s common stock have a minimum average closing price of $1.00 per share during a consecutive 30-day trading period. Under the NYSE’s rules, we have six months from the date of the notice to bring our average common stock price over a 30-day trading period back above $1.00 or we will be delisted from the NYSE.

Recent Financing Activities

In April 2010, we announced that we had filed a prospectus supplement under which we may sell shares of common stock having an aggregate offering price of up to $25.0 million, from time to time, through a Controlled Equity Offering, or “at-the-market” program. Since the offering was announced on April 8, 2010, we have sold 1,802,100 shares of our common stock and we have received proceeds, net of commissions, totaling approximately $1.6 million. On May 10, 2010, we ceased selling shares of our common stock pursuant to the controlled equity offering. We also provided notice to Cantor that we were terminating the Sales Agreement and that we had no further intention of selling shares of our common stock through the controlled equity offering.

On February 3, 2010, we completed an offering of 5,000 shares of the Preferred Stock at a negotiated price of $1,000 per share for a total purchase price of $5,000,000. As part of this offering, we issued warrants to purchase up to 14,000 additional shares of the Preferred Stock (the “Preferred Warrants”). These securities were purchased by Fletcher. The Preferred Warrants have an exercise price of $1,000 per share. The net proceeds to us from the sale of the Preferred Stock, after deducting the underwriter fees of $250,000 and other direct legal expenses, were approximately $4.6 million. The holder of the Preferred Stock is entitled to a quarterly dividend payable in cash or shares of our common stock at an annual rate equal to LIBOR plus 8%, but in no event higher than 14%, subject to adjustment. Each share of Preferred Stock is convertible into shares of our common stock at a price of $5.00 per share. The holders of the Preferred Stock may also redeem the shares of Preferred Stock at the earlier of July 28, 2010 or the date on which the Daily Market Price (as defined in the Certificate of Rights and Preferences of the Preferred Stock) exceeds $2.00 per share. The redemption price is the greater of (a) $1.2277 per share and (b) 120% of the Prevailing Market Price (as defined in the Certificate of Rights and Preferences of the Preferred Stock), subject to certain adjustments. As consideration for acting as underwriter in the Preferred Stock transaction with Fletcher, we paid to CapStone underwriter fees of $250,000 and issued to Capstone a warrant (the “Private Underwriter Warrant”) to purchase 171,568 shares of our common stock, at an exercise price of $1.275 per share. The Private Underwriter Warrant is exercisable at the option of the holder for a period of five years commencing 181 days after the issue date of the Private Underwriter Warrant.

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

Consolidated Statements of Cash Flows

Operating Activities. Cash consumed by operating activities for the three months ended March 31, 2010 consisted primarily of a net loss of approximately $7.6 million, adjusted for approximately $0.6 million of stock-based compensation and stock issued for services, deferred financing amortization relating to raising capital through debt issuances totaling $1.0 million and depreciation, amortization and accretion expenses totaling $0.7 million. We also adjusted our net loss by approximately $0.6 million due to the amortization of discounts of the Preferred Stock issued in February 2010. Accounts payable and accrued liabilities decreased $5.9 million from December 31, 2009 to $10.8 million at March 31, 2010 primarily resulting from normal vendor payments, forgiveness of our liquidated damages and equity based vendor payments as described above. Other assets decreased by approximately $0.3 million due to applying certain professional service retainers to the appropriate expenses when the related services were completed. We also adjusted our net loss for the net gain on derivatives totaling $0.6 million that was recognized due to the net decreases in the fair value of our warrants and the Preferred Warrants that have been classified as liabilities.

Cash consumed by operating activities for the three months ended March 31, 2009 consisted primarily of a net loss of approximately $7.7 million, adjusted for approximately $1.2 million of stock-based compensation and stock issued for services and deferred financing amortization relating to raising capital through debt issuances totaling $1.0 million. Accounts payable and accrued liabilities decreased $8.0 million to $56.5 million at March 31, 2009. This decrease was primarily due to the use of restricted cash to pay outstanding accounts payable relating to well field development and the purchase of power systems equipment. Other assets decreased by approximately $0.4 million due to the refund of a deposit relating to completion of the Thermo No. 1 transmission lines. We also adjusted our net loss for a loss on derivatives totaling $0.9 million due to increases in the fair value of our warrants that have been classified as liabilities due to containing price reset features.

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. As of March 31, 2010, over 92% of our cash, cash equivalents and restricted cash, or $32.4 million, is deposited in money market accounts invested with JP Morgan Funds earning 0.1 percent interest. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 0.75 percent per annum. Our checking account balance totaled $2.7 million at March 31, 2010.

Investing activities provided approximately $4.3 million of cash in the three months ended March 31, 2010. During the three months ended March 31, 2010, we received proceeds from the Grant totaling $33.0 million and certain deposits were applied to well field drilling costs totaling $0.2 million. Our net restricted cash increased approximately $23.3 million during the three months ended March 31, 2010. We paid $2.7 million for construction costs relating to the Thermo No. 1 geothermal power plant and $2.6 million relating to drilling the Thermo No. 1 well field. We also purchased approximately 40,000 acres of leased property in Utah through a BLM auction totaling $0.2 million. We also purchased certain water rights and easements in New Mexico related to our Lightning Dock project totaling $0.1 million.

Investing activities consumed approximately $4.8 million in the three months ended March 31, 2009. During the first quarter of 2009, we purchased two new power project leases totaling $0.1 million in Oregon and Utah. We also paid $8.7 million for construction costs relating to the Thermo No. 1 geothermal power plant and $6.6 million relating to drilling the Thermo No. 1 well field. As a result, these construction and well field expenses were primarily paid through our Thermo No. 1 restricted cash account totaling $9.9 million. During the first quarter of 2009, we received a refund of deposits that were previously held with a sub-contractor for the construction of the Thermo No. 1 transmission lines totaling $0.7 million.

Financing Activities. Financing activities provided approximately $4.2 million and $8.3 million of cash in the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, we completed an offering of 5,000 shares of the Preferred Stock and issued the Preferred Warrants to purchase an additional 14,000 shares of Preferred Stock for a total purchase price of $5,000,000. The net proceeds, after deducting the underwriter fees and other estimated offering expenses payable by us were approximately $4.6 million. We also received proceeds from our Line of Credit totaling $0.1 million as a bridge financing for certain administrative expenses. During the quarter ended March 31, 2010, we made principal payments against the outstanding Line of Credit totaling $0.3 million and against the 7.0% senior secured note (non-recourse) totaling $0.2 million.

During the three months ended March 31, 2009, we obtained our Line of Credit to provide working capital for general corporate purposes. As of March 31, 2009, we had borrowed a total of $8.5 million under the Line of Credit. During the three months ended March 31, 2009, we also made principal payments against the 7.00% senior secured note (non-recourse) totaling $0.2 million.

Dividends. We are required to pay a quarterly dividend to the holders of our Preferred Stock, payable in cash or shares of common stock equal to an annual rate of LIBOR plus 8%, but in no event higher than 14%, subject to adjustment. We are limited in dividend payments that we can make to our common stockholders unless such dividend payment is made equally to the holders of the Preferred Stock as if such holders had converted or redeemed (whichever is greater) their Preferred Stock for shares of our common stock immediately prior to the payment of such dividend. We have never declared or paid any cash dividends with respect to our common stock. We currently anticipate that we will retain all future earnings for the operation and expansion of our business and do not intend to declare dividends with respect to our common stock in the foreseeable future. On March 31, 2010, the quarterly dividend payment totaled $65,305. In accordance with the sales agreement, we settled the quarterly dividend with the issuance of 70,457 shares of our common stock. We also recorded a deemed dividend relating to the accretion of the discount of the Preferred Stock totaling $1.1 million.

During the three months ended March 31, 2010, there were no dividend payments to our common stockholders.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had the following off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

As described above, if there are insufficient funds remaining in the project accounts on the Final Completion Date, after the payout of any potential buy-down amounts, to pay the remaining amounts owed to PWPS, we will reimburse PWPS for any remaining unpaid amounts owed to it. To secure payment of our obligations to reimburse PWPS, we provided a security interest PWPS in five patents relating to our Transportation & Industrial segment. We are unable to estimate the maximum potential obligation we may have for future reimbursement payments to PWPS at this time. We believe that the likelihood that we will be obligated to reimburse PWPS for liquidated damages under our amended agreements is “remote” and, accordingly, no liability was recorded for the quarter ended March 31, 2010.

Contractual Obligations and Commitments

We lease our corporate office located at 5152 North Edgewood Drive, Suite 200, Provo, Utah. Our corporate office lease expires on December 31, 2011. We also lease our Symetron™ testing facility in Utah County, Utah. Our testing facility lease is a rolling two month lease which expires on May 31, 2010. We are currently evaluating whether to extend this lease. The corporate offices and facilities are well maintained and in good condition.

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

Total rent expense for all of our office space, testing facilities and outdoor storage site leases for the three months ended March 31, 2010 and 2009 was approximately $124,600 and $159,000 respectively.

On April 21, 2008, our wholly-owned subsidiary entered into a Road Construction and Maintenance Agreement with Beaver County, Utah to post an improvement bond, or mutually agreed upon equivalent, in the amount of $100,000. We are currently in the process of securing the improvement bond.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases, our long-term debt and our executed purchase obligations as of March 31, 2010:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Lease Obligations	$755,771	$431,770	$324,001	$—	$—
Long Term Debt (principal and interest)	150,304,242	12,984,922	36,851,485	62,810,637	37,657,198
Purchase Obligations	21,293,465	12,393,063	3,062,059	3,249,473	2,588,870
Asset Retirement Obligations	2,799,823	225,285	—	—	2,574,538

Total	$175,153,301	$26,035,040	$40,237,545	$66,060,110	$42,820,606

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

The purchase obligations set forth in the table above include our amended agreements with PWPS for the purchase of power generating units and certain other agreements with vendors of equipment and services. As of March 31, 2010, we were obligated to pay the vendors approximately $12.4 million in 2010; $1.5 million in 2011; $1.6 million in 2012; $1.6 million in 2013; and $1.6 million in 2014, as reflected in the table above. Since our geothermal lease agreements are not considered to be operating leases the purchase obligations also include delay rental payments that we have agreed to make in order to maintain our granted rights to the leased properties.

The asset retirement obligations set forth in the table above include our future obligation to dismantle the geothermal power plant, plug and abandoned our production-sized wells that we have drilled and restore the property to its original state at the end of the power plant’s useful life which is estimated at 35 years. We have also incurred an obligation to plug and abandon certain wells at our Lightning Dock project and our Thermo No. 1 plant within one year. Therefore, we have estimated the present value of the asset retirement liabilities for the Thermo No. 1 plant and for each of the respective wells. In connection with our asset retirement obligation, we have posted drilling bonds with the Nevada Department of Minerals totaling $50,000, the Utah Division of Water Rights totaling $50,000, the State of New Mexico Oil Conservation Division totaling $65,000 and the Oregon Department of Geology & Mineral Industries totaling $25,000 to ensure that we comply with the local plug and abandonment requirements associated with drilling wells.

We have employment commitments with our chief executive officer and our chief financial officer. However, amounts due under these employment contracts are not reflected in the table above.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective with the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Changes in interest rates may also affect our ability to obtain tax equity financing for the development of power projects. In general, as interest rates rise, the tax equity investor’s hurdle rate for their investments increases. As the hurdle rate increases, the amount of tax credit equity that can be raised for a project decreases.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We continued to formalize documentation and perform testing of our financial processes during the period covered by this Quarterly Report on Form 10-Q. Our Chief Financial Officer resigned in January 2010. As a result of the management turnover, individual responsibilities for certain internal controls over financial reporting temporarily changed until our new Chief Financial Officer assumed the related responsibilities in March 2010. None of the temporary changes in our internal control over financial reporting during the first quarter of 2010, materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 17, 2009, Kay Mendenhall (“Mendenhall”), an individual, and Spindyne, Inc. (“Spindyne”), a Utah corporation, filed a complaint in Fourth Judicial District Court, Utah County, Utah against Jack H. Kerlin, an individual, Kraig Higginson, an individual, and Raser Technologies, Inc. Mendenhall and Spindyne allege that, around the time that Raser was formed, Kerlin, on behalf of Spindyne, assigned to Raser the rights to use certain proprietary technology that was owned by Spindyne. Mendenhall and Spindyne allege that they were not properly compensated for that technology. In general, the complaint alleges, among other claims, breach of contract, breach of implied covenant of good faith and fair dealing, and intentional interference with contract and prospective economic relations. The complaint seeks damages in an amount to be determined at trial for the value of the alleged technology. Neither Spindyne nor Mendenhall have any relationship with us or Mr. Higginson, our Chairman. The alleged technology at issue in the complaint is not currently in use and has never been used by us or, to the knowledge of the Company, Mr. Higginson. We believe the complaint to be completely without merit and are vigorously defending it. We, along with Messers Higginson and Kerlin, filed a motion to dismiss the complaint. On February 17, 2010, the Fourth Judicial Court held a hearing on the motion to dismiss and the matter was taken under advisement. The Fourth Judicial Court has yet to decide upon our motion to dismiss.

On May 26, 2009, Bakersfield Pipe and Supply, Inc. (“Bakersfield”) filed a complaint in Fifth Judicial District Court, Beaver County, Utah against Thermo No. 1 BE-01, LLC, Intermountain Renewable Power, LLC and Raser Technologies, Inc., alleging breach of contract and attempting to foreclose on a mechanic’s lien. During the first quarter of 2010, the court declared judgment in favor of Bakersfield in the amount of $1.1 million, plus interest from the date of the judgment. As of May 8, 2010, we had paid $1.5 million to Bakersfield in full satisfaction of the judgment against us. We have no remaining obligations to Bakersfield, and the mechanics lien is in the process of being removed.

Raser is not subject to any other legal proceedings, and we are unaware of any proceedings presently contemplated against Raser by any federal, state or local government agency.

Item 1A.	Risk Factors.

The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions, beliefs and expectations expressed in this report. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occur, our business, financial condition or operating results could be harmed substantially.

We will need to secure additional financing and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern.

At March 31, 2010, we had approximately $2.7 million in cash and cash equivalents and $34.7 million in restricted cash and marketable securities. As such, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. Our operating activities used approximately $23.5 million of cash for the year ended December 31, 2009 and approximately $5.9 million of cash during the three months ended March 31, 2010. We have incurred substantial losses since inception and we are not operating at cash breakeven. Obligations that may exert further pressure on our liquidity situation include the obligation to repay remaining amounts borrowed under our Line of Credit, which are due in July 2010, unless the remaining Line of Credit lender exercises his option to require repayment at any time prior to the maturity date.

From time to time, we have raised additional capital through the sale of equity and equity-related securities. Most recently, on February 3, 2010, we completed the sale of $5.0 million of the Preferred Stock to Fletcher. Our proceeds from the sale of the Preferred Stock were approximately $4.6 million, after deducting underwriters’ fees, legal fees and expenses.

Our continuation as a going concern is dependent on efforts to secure additional funding, increase revenues, reduce expenses, and ultimately achieve profitable operations. The current economic environment will make it challenging for us to access the funds that we need, on terms acceptable to us, to successfully pursue our development plans and operations. The cost of raising capital in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. If we are unable to raise sufficient, additional capital on reasonable terms, we may be unable to satisfy our existing obligations, or to execute our plans. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development or other development activities, or pursue other actions that would adversely affect future operations. Further, reduction of expenditures could have a negative impact on our business. A reduction of expenditures would make it more difficult for us to execute our plans to develop geothermal power plants in accordance with our expectations. It would also make it more difficult for us to conduct adequate research and development and other activities necessary to commercialize our SymetronTM technologies.

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

In February of 2010, we received the Grant from the U.S. Treasury under the Recovery Act totaling $33.0 million. Approximately $3.8 million will be used by us for general and administrative purposes. The remaining proceeds received from the Grant will be placed into an escrow account and paid out in the following order on or about June 30, 2010; (i) first Prudential will potentially receive a pre-payment, together with a pre-payment penalty, of its outstanding debt, depending on the performance of the Thermo No. 1 plant at the time; (ii) the project escrow accounts will be funded as required by the Thermo Financing Agreements; (iii) Merrill Lynch will receive its redemption amount (either $17.5 million or $20.0 million, subject to certain conditions); (iv) Pratt & Whitney Power Systems will receive any amounts left owing to it as the turbine supplier for the Thermo No. 1 plant; and (v) any remaining amounts will be placed in a revenue escrow account and will ultimately flow through as a distribution to us.

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

The holders of the Preferred Stock are also entitled to voting rights that require the majority vote of the outstanding Preferred Stock prior to making certain amendments or changes to our certificate of incorporation or bylaws, including the terms of the Preferred Stock. A majority vote of the Preferred Stock is also required prior to any future issuance of our securities, subject to certain exceptions, including an exception that allows us to issue up to $25.0 million of our securities as long as we have given the holders of the Preferred Stock the exclusive right to purchase such securities prior to their issuance. We cannot predict whether we will be able to obtain any approvals required by these voting requirements, and the uncertainties associated with these voting requirements could adversely affect our ability to negotiate with potential investors.

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

Outstanding warrants to purchase 6,794,422 shares of our common stock contain an exercise price reset feature that may be triggered upon certain events, such as the issuance of shares of common stock at a price below the maximum warrant exercise price. If triggered, the exercise price reset feature results in a downward adjustment to the maximum warrant exercise price to an amount equal to the average of the then current maximum exercise price and the lowest price at which shares of our common stock are issued on the date when the event occurred. Other outstanding warrants to purchase 1,350,000 shares of our common stock provide for anti-dilution protection, which adjusts the exercise price of each warrant, from time to time upon the occurrence of certain events, including the issuance of shares of common stock at a price lower than the exercise price, stock splits, dividends, recapitalizations and similar events. These price adjustment provisions may result in dilution to potential investors, which could make investments in our securities less attractive to potential investors, and could adversely affect our ability to negotiate with potential investors.

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

We have a limited operating history and, from our inception, we have earned limited revenue from operations. We have incurred significant net losses in each year of our operations, including a net loss applicable to common stockholders of approximately $20.2 million and $8.8 million for the year ended December 31, 2009 and the three months ended March 31, 2010, respectively. As a result of ongoing operating losses, we had an accumulated deficit of approximately $118.5 million on cumulative revenues from inception of approximately $4.2 million as of March 31, 2010. In addition, at March 31, 2010, we had negative working capital totaling $3.3 million.

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

The closing price of our common stock declined significantly over the last twelve months. The closing price fluctuated from a low of $0.89 per share to a high of $4.71 per share during the period from January 1, 2009 to March 31, 2010. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside of our control, including the level of short sale transactions. As a result, the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in our stock price, there may be increased risk that securities litigation, governmental investigations or enforcement proceedings may be instituted against us. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

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

Available federal tax incentives include deductibility of intangible drilling costs, accelerated depreciation, depletion allowances and the investment tax credit (“ITC”), all of which currently are permanent features of the Internal Revenue Code with respect to geothermal power projects. In addition, the Recovery Act extended the availability of the PTC for geothermal projects placed in service before 2014 and created a new grant program for geothermal projects that are placed in service in 2009 or 2010, regardless of when construction begins, or for which construction begins in 2009 or 2010 and which are placed in service before 2014.

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

During the three months ended March 31, 2010, we delivered 11,543 MW hours of electricity to the City of Anaheim. The Thermo No. 1 plant is currently transmitting approximately 6 MW of electricity to the City of Anaheim, which represents approximately two-thirds of the plant’s designed capacity. Thus far, we have been unable to operate the plant at full capacity due to insufficient heat and flow from the production wells that provide geothermal water to the plant. In the fall of 2009 we undertook a comprehensive review of the plant and well field operations at the Thermo No. 1 plant and, together with outside experts and our financing partners, developed a plan for increasing the output of the Thermo No. 1 plant. The key component of this plan was to re-work certain wells in order to eliminate down flow of a shallower, cooler zone of geothermal fluids which was mixing with the deeper, hotter zones. In general, this cooler zone contains geothermal fluids in the range of 200 Fahrenheit, while the deeper zone contains temperatures greater than 300 Fahrenheit. We believe that well field work and optimization of certain operations at the plant, have the potential to significantly increase the net power production from the plant during 2010. However, we have not completed all of the necessary drilling, stimulation work and testing, and we cannot be certain the additional modifications to the well field will allow us to operate the Thermo No. 1 plant at full capacity.

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

A significant portion of our net revenue is attributed to revenues derived from power purchasers under the relevant power purchase agreements. The City of Anaheim has accounted for 100%, of our revenues for the three months ended March 31, 2010. We do not make any representations as to the financial condition or creditworthiness of any purchaser under a power purchase agreement, and nothing in this annual report should be construed as such a representation.

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

Most of our domestic projects are qualifying facilities pursuant to PURPA and are eligible for regulatory exemptions from most provisions of the Federal Power Act (“FPA”) and certain state laws and regulations, which largely exempt the projects from the FPA, and certain state and local laws and regulations regarding rates and financial and organizational requirements for electric utilities.

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

In addition, pursuant to the FPA, Federal Energy Regulatory Commission (“FERC”) has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission of public utilities in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. Qualifying facilities are largely exempt from the FPA. If a domestic project were to lose its qualifying facility status, it would become a public utility under the FPA, and the rates charged by such project pursuant to its power purchase agreements would be subject to the review and approval of FERC. FERC, upon such review, may determine that the rates currently set forth in such power purchase agreements are not appropriate and may set rates that are lower than the rates currently charged. In addition, FERC may require that some or all of our domestic projects refund amounts previously paid by the relevant power purchaser to such project. Such events would likely result in a decrease in our future revenues or in an obligation to disgorge revenues previously received from our domestic projects, either of which would have an adverse effect on our revenues. Even if a project does not lose its qualifying facility status, pursuant to a final rule issued by FERC for projects above 20 MW, if a project’s power purchase agreement is terminated or otherwise expires, and the subsequent sales are not made pursuant to a state’s implementation of PURPA, that project will become subject to FERC’s ratemaking jurisdiction under the FPA. Moreover, a loss of qualifying facility status also could permit the power purchaser, pursuant to the terms of the particular power purchase agreement, to cease taking and paying for electricity from the relevant project or, consistent with FERC precedent, to seek refunds of past amounts paid. This could cause the loss of some or all of our revenues payable pursuant to the related power purchase agreements, result in significant liability for refunds of past amounts paid, or otherwise impair the value of our projects. If a power purchaser were to cease taking and paying for electricity or seek to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers or that we would have sufficient funds to make such payments. In addition, the loss of qualifying facility status would be an event of default under the financing arrangements currently in place for some of our projects, which would enable the lenders to exercise their remedies and enforce the liens on the relevant project.

Pursuant to the Energy Policy Act of 2005, FERC was also given authority to prospectively lift the mandatory obligation of a utility under PURPA to offer to purchase the electricity from a qualifying facility if the utility operates in a workably competitive market. Existing power purchase agreements between a qualifying facility and a utility are not affected. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the project in the region under Federal law upon termination of the existing power purchase agreement or with respect to new projects, which could materially and adversely affect our business, financial condition, future results and cash flow.

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

We recently received a deficiency notice from the New York Stock Exchange stating that we are not in compliance with one of its listing standards. If we fail to cure this listing standard deficiency and maintain our listing on the New York Stock Exchange, our business could be materially harmed and our stock price could decline.

Our shares of common stock are listed on the NYSE. Pursuant to the Sarbanes-Oxley Act of 2002, national securities exchanges, including the NYSE, have adopted more stringent listing requirements. On April 27, 2010, we received notice from the NYSE that we had fallen below the continued listing standard regarding price criteria for common stock under Section 802.01C of the NYSE’s Listed Company Manual. Section 802.01 C requires that a company’s common stock have a minimum average closing price of $1.00 per share during a consecutive 30-day trading period. Under the NYSE’s rules, we have six months from the date of the notice to bring our average common stock price over a 30-day trading period back above $1.00 or we will be delisted from the NYSE. In addition, in order to maintain our listing on the NYSE, we must continue to meet the minimum-market capitalization rule and other continued listing criteria.

We may not be able to cure our current listing standard deficiency or maintain our compliance with all of the other listing standards of the NYSE. Any failure by us to maintain our listing on the NYSE could materially harm our business, cause our stock price to decline, and make it more difficult for our stockholders to sell their shares.

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

In recent years we have experienced turnover in certain key positions. On August 5, 2009, our Chief Executive Officer resigned due to health reasons. He has since been replaced by Nick Goodman effective January 25, 2010. On January 15, 2010 our former Chief Financial Officer resigned. On March 22, 2010, John T. Perry began his duties as our new Chief Financial Officer. The replacement of our Chief Executive Officer and our Chief Financial Officer could result in transitional issues that could make it more difficult to execute our business plans in a timely manner.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. In addition, if our officers, directors or employees sell previously restricted shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 68.7 million shares were free of restrictive legend as of March 31, 2010, up from approximately 67.1 million as of December 31, 2009. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

On February 3, 2010, we completed the sale of 5,000 shares of the Preferred Stock, pursuant to which we raised $5.0 million, before deducting underwriters’ fees, legal fees and other expenses. Each share of the Preferred Stock will pay a quarterly dividend, payable in cash or shares of common stock equal to an annual rate of LIBOR plus 8%, but in no event higher than 14%, subject to adjustment. Each share of the Preferred Stock will be convertible into shares of our common stock at a price of $5.00 per share, such price being subject to adjustment for stock splits, combinations, stock dividends and the like. The holders of the Preferred Stock will have the right to redeem the shares of the Preferred Stock purchased at the earlier of six months after the issue date or the date on which the price of our common stock equals or exceeds $2.00 per share, or the date of a public announcement of the intention or agreement to engage in a transaction or series of transactions that may result in a change of control of our Company. The redemption price for each share of the Preferred Stock into shares of our common stock will be at least $1.22 per share of our common stock, subject to adjustment under certain circumstances and (b) 120% of the Prevailing Market Price (as defined in the Certificate of Rights and Preferences of the Preferred Stock) at the first redemption date. We also issued the Preferred Warrants to purchase up to an additional 14,000 shares of the Preferred Stock. The issuance of any additional shares of common stock pursuant to the terms of the Preferred Stock will dilute the holders of our common stock and the possibility of these additional issuances of common stock may put downward pressure on our stock price.

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

Item 6.	Exhibits

Exhibit Number	Description of Document

4.1	Certificate of Rights and Preferences of Series A-1 Cumulative Convertible Preferred Stock of Raser Technologies, Inc. dated February 3, 2010 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed February 8, 2010)

4.2	Form of Preferred Warrant (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed February 8, 2010)

4.3	Form of Private Underwriter Warrant (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed February 8, 2010)

10.1	Employment Agreement, dated January 7, 2010, between Nicholas Goodman and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 13, 2010)

10.2	Amended and Restated Agreement among Raser Technologies, Inc., CapStone Investments and Fletcher International, Ltd. dated February 3, 2010 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 8, 2010)

10.3	Schedule Z Amendment, dated as of February 16, 2009, among Thermo No. 1 BE-01, LLC, Deutsche Bank Trust Company Americas, The Prudential Insurance Company of America, Intermountain Renewable Power, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Raser Technologies, Inc., and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 22, 2010)

10.4	First Amendment to Redemption Agreement, dated February 16, 2010, among Thermo No. 1 BE-01, LLC, Intermountain Renewable Power, LLC, Raser Technologies, Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 22, 2010)

10.5	Amended and Rested Promissory Note of Raser Technologies, Inc. dated February 16, 2010 (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed February 22, 2010)

10.6	Employment Agreement, dated February 19, 2010, between John Perry and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 25, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	To be filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC.
(Registrant)

May 10, 2010	/S/ JOHN T. PERRY
John T. Perry,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

4.1	Certificate of Rights and Preferences of Series A-1 Cumulative Convertible Preferred Stock of Raser Technologies, Inc. dated February 3, 2010 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed February 8, 2010)

4.2	Form of Preferred Warrant (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed February 8, 2010)

4.3	Form of Private Underwriter Warrant (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed February 8, 2010)

10.1	Employment Agreement, dated January 7, 2010, between Nicholas Goodman and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 13, 2010)

10.2	Amended and Restated Agreement among Raser Technologies, Inc., CapStone Investments and Fletcher International, Ltd. dated February 3, 2010 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 8, 2010)

10.3	Schedule Z Amendment, dated as of February 16, 2009, among Thermo No. 1 BE-01, LLC, Deutsche Bank Trust Company Americas, The Prudential Insurance Company of America, Intermountain Renewable Power, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Raser Technologies, Inc., and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 22, 2010)

10.4	First Amendment to Redemption Agreement, dated February 16, 2010, among Thermo No. 1 BE-01, LLC, Intermountain Renewable Power, LLC, Raser Technologies, Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 22, 2010)

10.5	Amended and Rested Promissory Note of Raser Technologies, Inc. dated February 16, 2010 (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed February 22, 2010)

10.6	Employment Agreement, dated February 19, 2010, between John Perry and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 25, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	To be filed herewith.