Form 10-Q
period 2010-06-30
RASER TECHNOLOGIES INC
filed 2010-08-11
CIK 1103078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of August 9, 2010 was 92,660,339 shares.

Raser Technologies, Inc.

Form 10-Q for the Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$327,007	$41,782
Restricted cash	29,282,811	76,921
Federal grant receivable	—	32,990,089
Trade accounts and notes receivable, net	550,197	336,788
Restricted short-term marketable securities (held to maturity)	—	2,191,339
Prepaid expenses and short-term deposits	1,315,909	1,050,590

Total current assets	31,475,924	36,687,509
Restricted cash	901,014	9,074,770
Land	1,811,063	1,811,063
Geothermal property, plant and equipment, net	30,100,000	80,433,597
Power project leases and prepaid delay rentals	6,804,849	6,530,946
Geothermal well field development-in-progress	988,275	885,586
Power project construction-in-progress	8,402,356	8,278,500
Equipment, net	523,143	606,421
Intangible assets, net	1,535,372	1,552,425
Deferred financing costs, net	6,173,466	6,928,593
Other assets	1,241,086	1,402,752

Total assets	$89,956,548	$154,192,162

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$10,108,942	$16,677,632
15.00% senior secured note, net of discount of $388,837 and $1,232,846, respectively	19,611,163	18,767,154
Unsecured line of credit, net of discount of $1,459 and $33,399, respectively	5,191,279	5,528,553
Short-term portion of long-term notes	1,088,685	1,937,290
Short-term 7.00% senior secured note (non-recourse), net of discounts of $2,853,419 and $—, respectively	24,094,617	—
Deferred revenue and credits	369,967	200,000

Total current liabilities	60,464,653	43,110,629
Asset retirement obligation	2,959,793	2,749,342
Long-term 7.00% senior secured note (non-recourse), net of discounts of $1,405,416 and $4,469,481, respectively	8,372,024	24,772,966
Long-term 8.00% convertible senior notes	55,000,000	55,000,000
Warrant liabilities	3,770,885	11,724,219

Total liabilities	130,567,355	137,357,156

Contingencies and commitments, (Notes A, B, D)
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Series A-1 cumulative convertible preferred stock, 5,000 shares authorized, issued and outstanding, net of discount of $563,966; liquidation preference of $5,000,000	4,436,034	—
Stockholders’ equity (deficit):
Common stock, $.01 par value, 250,000,000 shares authorized, 90,989,961 and 79,266,927 shares issued and outstanding, respectively	909,900	792,669
Additional paid in capital	136,525,465	125,757,611
Accumulated deficit	(182,482,206)	(109,715,274)

Total stockholders’ equity (deficit)	(40,610,807)	16,835,006

Total liabilities and stockholders’ equity (deficit)	$89,956,548	$154,192,162

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$1,016,797	$407,241	$2,028,922	$407,241
Cost of revenue
Direct costs	1,302,055	857,645	2,679,697	857,645
Depreciation and amortization	611,410	710,775	1,224,882	710,775

Gross margin	(896,668)	(1,161,179)	(1,875,657)	(1,161,179)

Operating expenses
General and administrative	2,139,228	2,775,815	4,590,948	5,281,332
Power project development	2,137,552	3,425,070	3,390,409	5,538,410
Research and development	347,268	569,934	604,237	1,227,567
Impairment of Thermo No. 1 plant	52,189,174	—	52,189,174	—

Total operating expenses	56,813,222	6,770,819	60,774,768	12,047,309

Operating loss	(57,709,890)	(7,931,998)	(62,650,425)	(13,208,488)
Interest income	9,030	26,425	29,435	88,804
Interest expense	(2,437,355)	(3,817,327)	(5,471,564)	(5,232,945)
Make-whole fee	(7,031,703)	—	(7,031,703)	—
Gain on derivative instruments	5,148,923	7,942,193	5,732,781	6,999,354
Other	—	—	(244,531)	(131,412)

Loss before income taxes	(62,020,995)	(3,780,707)	(69,636,007)	(11,484,687)
Tax benefit (expense)	—	—	—	—

Net loss	$(62,020,995)	$(3,780,707)	$(69,636,007)	$(11,484,687)
Preferred dividend	(1,832,891)	—	(2,960,824)	—
Deemed dividend – accretion of discount of Series A-1 cumulative convertible preferred stock	(104,795)	—	(170,100)	—
Non-controlling interest in the Thermo No. 1 subsidiary	—	(204,960)	—	1,054,971

Net loss applicable to common stockholders	$(63,958,681)	$(3,985,667)	$(72,766,931)	$(10,429,716)

Loss per common share-basic and diluted	$(0.72)	$(0.06)	$(0.87)	$(0.16)

Weighted average common shares-basic and diluted	88,363,000	65,489,000	83,715,000	64,922,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(69,636,007)	$(11,484,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	1,477,197	980,802
Deferred financing costs amortization	1,872,165	3,135,422
Preferred warrants issuance costs	607,300	—
Impairment of Thermo No. 1 plant	52,189,174	—
Gain on derivative instrument	(5,732,781)	(6,999,354)
Impairment of abandoned patent applications	79,665	69,639
Common stock, stock options and warrants issued for services	1,079,150	2,044,552
Loss on disposal of assets	629	37,075
Gain on extinguishment of debt	—	(68,588)
Bad debt expense	—	145,403
Increase in accounts receivable	(213,408)	(209,608)
(Increase) decrease in other assets	(273,552)	(531,642)
Increase (decrease) in accounts payable and accrued liabilities	5,255,371	(626,360)
Increase in deferred revenue	169,967	—

Net cash used in operating activities	(13,125,130)	(13,507,346)

Cash flows from investing activities:
Proceeds from securities held to maturity	2,200,000	2,200,000
Proceeds from federal grant	32,990,089	—
Decrease in deposits	152,112	956,821
Increase (decrease) in restricted cash	(21,032,135)	10,960,263
Increase in intangible assets	(73,557)	(14,806)
Purchase of equipment	(30,708)	(340,696)
Proceeds from sale of equipment	—	10,501
Well field development costs	(3,330,784)	(7,996,320)
Construction costs	(4,001,962)	(13,831,317)
Power project lease acquisitions	(165,139)	(62,000)
Power project equipment deposits	—	7,056,375

Net cash provided by (used in) investing activities	6,707,916	(1,061,179)

Cash flows from financing activities:
Proceeds from sale of Series A-1 cumulative convertible preferred stock and preferred warrants	4,619,437	—
Principal payments of 7.00% senior secured notes (non-recourse)	(379,196)	(326,261)
Incurrence of deferred financing fees	(30,546)	(320)
Proceeds from 10.0% line of credit	125,000	13,373,000
Principal payment of the 10.0% line of credit	(278,718)	—
Proceeds from at-the-market transactions	1,526,223	—
Proceeds from registered direct offerings	1,120,239	—

Net cash provided by financing activities	6,702,439	13,046,419

Net increase (decrease) in cash and cash equivalents	285,225	(1,522,106)
Cash and cash equivalents at beginning of period	41,782	1,534,820

Cash and cash equivalents at end of period	$327,007	$12,714

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other period.

Certain reclassifications have been made in the prior year’s condensed consolidated financial statements to conform to the current year presentation, which has no impact on the net loss for any period presented. Events subsequent to June 30, 2010, were evaluated until the time our Quarterly Report on Form 10-Q was filed with the SEC on August 11, 2010.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred substantial losses since inception, and we are not operating at cash breakeven. Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our business plan and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include (i) the obligation to repay the remaining amounts borrowed under our Unsecured Line of Credit Agreement and Promissory Note (“Promissory Note”); (ii) the obligation to pay interest on our outstanding convertible notes; (iii) any amounts we may be obligated to pay Pratt & Whitney Power Systems (“PWPS”) for the turbines installed at the Thermo No. 1 plant; (iv) the obligation to pay Merrill Lynch a redemption amount of $20.0 million plus accrued interest on or before June 30, 2011; and (v) the obligation to pay up to $6.0 million to Prudential pursuant to a Forbearance Agreement dated July 9, 2010, which is described below. On June 29, 2010, the Promissory Note was assigned by Radion Energy, LLC, a related party, to two separate entities that are not related to us.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any cash flows we are able to generate. We cannot be certain that funding will be available to us on reasonable terms or at all. In addition, there can be no assurance that we will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail or cease operations, dispose of assets or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations

Significant Accounting Policies

Preferred Stock

On February 3, 2010, we completed an offering of 5,000 shares of Series A-1 Cumulative Convertible Preferred Stock (the “Preferred Stock”). The initial carrying amount of the Preferred Stock issued in February 2010 was at the fair value on the date of issuance, net of closing costs and our issuance costs. As part of the Preferred Stock offering, we issued warrants to purchase up to 14,000 additional shares of the Preferred Stock (the “Preferred Warrants”). The Preferred Warrants have an exercise price of $1,000 per share. The consideration for the February 2010 sale of the Preferred Stock included a forgiveness of liquidated damages totaling $1.0 million associated with delays in registering the resale of certain shares of common stock previously issued to the purchaser of the Preferred Stock. The Preferred Stock cannot be converted, redeemed or exercised into more than 9.90% of the beneficial ownership of the holder immediately after such conversion, redemption or exercise (the “Maximum Number”) unless the Preferred Stock holder provides us with written notice of its desire to increase the Maximum Number. Upon receipt of the written notice, the Maximum Number would be increased sixty-five days after we receive such notice. The Preferred Stock is subject to conditional redemption features at the sole discretion of the holder resulting in classification as temporary equity until converted or redeemed. The portion of the issuance costs related to the Preferred Stock was netted against the proceeds received. The fair value of the Preferred Stock is accreted through retained earnings to the stated value over the period from the date of issuance to the earliest redemption date.

The Preferred Stock provides for the payment of a stock dividend on a quarterly basis. The stock dividend is recorded as a decrease to retained earnings at fair value of the stock issued at the time of the dividend with the corresponding increase in additional paid in capital.

USTDA Grant

One of our geothermal interests consists of a geothermal concession in Indonesia. We and Indonesia Power submitted a joint application for a U.S. Trade and Development Agency (“USTDA”) grant for an exploration program on the land subject to the concession, and on March 29, 2010, we received notice from the USTDA that we had received a grant of up to $934,000. In April 2010, we signed an agreement with Indonesia Power to be the sole source contractor for the exploration program and began conducting exploration activities. Under the grant, USTDA will reimburse us up to $934,000 which is 70% of the overall estimated costs of $1,343,000 to be incurred for the exploration program. Accordingly, 30%, or $409,000, of the overall costs required as part of the cost matching provision will not be reimbursed. Any costs incurred in excess of $1,343,000 will also not be reimbursed. Since the purpose of the USTDA grant is to reimburse us for current exploration (research and development) related expenditures, we will recognize the amount reimbursable to us as a reduction of current or future related expenses, in the period when the related qualifying expense is recognized.

Concentration of Credit Risk

Our current revenues consist entirely of payments from the City of Anaheim for power generated by our Thermo No. 1 plant in accordance with our power purchase agreement with the City of Anaheim. Due to the fact that we currently have a single customer, our ability to realize accounts receivable from power sales are dependent on the continued ability of the City of Anaheim to make timely payments.

New Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Level 2 and Level 3 fair value measurements. This update will become effective with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective with the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Although we will be required to provide additional disclosures, adoption of this update will not have a material effect on our consolidated financial statements.

In April 2010, the FASB issued updated guidance that sets forth the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. Specifically, consideration that is contingent upon the completion of a milestone may be recognized in its entirety as revenue in the period that milestone has been achieved if the milestone, in its entirety, meets all of the criteria to be considered substantive at the inception of an arrangement. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and applies to research or development deliverables under which the performance obligation is satisfied over a period of time and a portion, or all, of the consideration is contingent upon uncertain future events or circumstances. A reporting entity’s decision to use the milestone method of revenue recognition is a policy election. Since we do not currently have contracts that would qualify for the election of the milestone method, the adoption of this guidance will not have a material effect on our consolidated financial statements.

B. Contingencies and Commitments

Guarantees

We have a variety of obligations under the financing arrangements for our Thermo No. 1 plant (the “Thermo Financing Agreements”). The Thermo Financing Agreements have been amended a number of times. Most recently, the Thermo Financing Agreements were amended by an Amendment, Consent and Forbearance Agreement (the “Forbearance Agreement”) executed by The Prudential Insurance Company of America and Zurich American Insurance Company (the “Thermo Lenders”), Deutsche Bank Trust Company Americas, as Administrative Agent, and us on July 9, 2010. In connection with the Forbearance Agreement, on July 9, 2010, we entered into a Second Amendment to Account and Security Agreement with Deutsche Bank Trust Company Americas (the “Second Amendment, and together with the Forbearance Agreement, the “Amendments”).

Pursuant to the Amendments, the Thermo Lenders received an immediate payment of $27.0 million out of the Thermo No. 1 escrow account and waived compliance with certain debt-related covenants and obligations for the next year. This amount includes a principal reduction of $20.0 million of our debt and a make-whole fee for non-performance of $7.0 million. During the next year, but no later than June 29, 2011, the Thermo Lenders are entitled to receive an additional payment of up to $6.0 million plus the expenses of the administrative lender and agents (the “Additional Payment”) for full satisfaction of all amounts owed to them.

The Amendments contemplate that we will satisfy the Additional Payment using proceeds from the sale of all or part of our interest in the Thermo No. 1 plant, but the Amendments permit us to satisfy the Additional Payment by using cash from other sources, if available. If the sale includes all of our interests in the Thermo No. 1 plant, the Thermo Lenders are entitled to receive 50% of the proceeds of such a sale up to a maximum of $6.0 million plus the expenses of the administrative lender and agents. If the sale includes only a portion of our interests in Thermo No. 1, we are obligated to pay the Thermo Lenders $6.0 million plus the expenses of the administrative lender and agents. On July 9, 2010, we made a payment of $27.0 million out of the Thermo No. 1 escrow account to the Thermo Lenders, including outstanding principal, accrued interest totaling $20.0 million and the agreed upon make-whole amount totaling $7.0 million. After providing for this payment to the Thermo Lenders, approximately $3.0 million in the Thermo No. 1 plant escrow account remained in escrow to be used for the operation of the Thermo No. 1 plant and other related expenses.

If the Additional Payment is not paid prior to June 29, 2011, then the Thermo No. 1 project would be obligated for the full payment of the original principal amount of $9.8 million, plus accrued interest at a rate of 7% per annum. Although this deficiency would be an obligation of our Thermo No. 1 subsidiary, the Thermo Lenders could potentially bring a claim under the Guaranty Agreement or EPC Agreement against us as described below. Due to the payments to the Thermo Lenders in accordance with the Forbearance Agreement, the funds in the project escrow accounts were insufficient to pay any amounts to Merrill Lynch. Therefore, we became obligated to pay $20.0 million owed to Merrill Lynch to settle the prior redemption of its interest in the Thermo No. 1 subsidiary on or before June 30, 2011 and, we recorded the related liability accordingly.

The Thermo Financing Agreements also include an engineering, procurement and construction agreement (the “EPC Agreement”) with Thermo No. 1 BE-01, LLC (“Thermo Subsidiary”). Pursuant to the EPC Agreement, we agreed to oversee the engineering, procurement and construction of the Thermo No. 1 plant. In addition, we guaranteed the completion of the plant construction and the payment of all services performed by the subcontractors. All intercompany transactions related to the EPC Agreement are eliminated in consolidation of the financial statements. As part of the Forbearance Agreement and assuming an additional Credit Agreement Default or Credit Agreement Event of Default (each as defined in the Thermo Financing Documents) does not occur or any party does not take action against Thermo No. 1, we do not have any further liabilities as a result of our failure to achieve Final Completion as long as we make the Additional Payment to the Thermo Lenders on or before June 29, 2011. We have essentially completed our construction phase at the Thermo No. 1 project. However, we may continue to make improvements to the Thermo No. 1 plant in the future to improve its output.

The Thermo Financing Agreements include a guaranty (the “Guaranty Agreement”). Under the Guaranty Agreement, we guaranteed the full payment of any drilling costs in excess of the original drilling account escrow of

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

$5.7 million that may be required to achieve Final Completion (as defined in the Thermo Financing Agreements, as amended) by June 30, 2010. Through June 30, 2010, we had contributed an additional $16.4 million to the drilling account escrow for completion of the well field. The drilling costs are accrued and capitalized in the period in which they are incurred.

In addition to the Thermo Financing Agreements, we entered into an agreement with PWPS relating to the generating units purchased and installed at the Thermo No. 1 plant. Pursuant to the agreement, we retained approximately $4.3 million of the purchase price of the generating units pending the successful completion of the Thermo No. 1 plant. We are allowed to keep the retained portion of the purchase price as a liquidated damages payment if certain performance conditions related to the generating units are not met. As of June 30, 2010, the Thermo No. 1 plant was generating below targeted levels and had not achieved successful completion. As a result, we believe we may be entitled to keep the retained portion of the purchase price as liquidated damages. However, PWPS disputes our claim to the retained portion of the purchase price. Our ability to keep any portion of the retained amount will depend upon the resolution of the dispute with PWPS.

Our agreement with PWPS also provides for the payment by us to PWPS of liquidated damages if the Thermo No. 1 plant is not successfully completed as a result of any reason not related to the generating units. To secure this potential obligation, we provided a security interest to PWPS in five patents relating to our Transportation and Industrial segment. We believe that any action by PWPS would be without merit and would be vigorously contested. Accordingly, we estimate the maximum potential obligation and the related fair value of the obligation to be immaterial at this time. Accordingly, we had not recorded a liability relating to this potential obligation at June 30, 2010.

C. Property, Plant and Equipment

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

Although we placed the Thermo No. 1 plant in service in the first quarter of 2009 for accounting purposes, we were unable to operate the plant at designed capacity due primarily to mechanical deficiencies of the power generating units, lower than anticipated well field temperature and flow from certain wells and other inefficiencies which occurred as a result of overall design of the plant. Accordingly, we initiated several actions to improve the electrical output of the plant and the resource. These efforts included reworking certain production wells, the installation of bottom cycling operations and the replacement of recirculation pumps on each of the generating units with more efficient pumps. These efforts culminated in June 2010, at which time we evaluated the actual impact of these initiatives and the resulting overall performance of the plant. The results of this evaluation indicate that plant performance may improve from the current output level of approximately 6.6 megawatts, but most likely will not achieve originally designed electrical output levels. After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted.

        Based upon the impairment analysis, we determined that the Thermo No. 1 plant was impaired as of June 30, 2010. Accordingly, we computed the projected discounted future operating cash flows of the Thermo No. 1 plant using a discount rate that reflects the average cost of funds for our Thermo Subsidiary and determined that we incurred a loss resulting from the impairment totaling $52.2 million. This analysis required us to exercise significant judgments including, among other items, estimating that our geothermal power plant will produce electricity over the next 33.5 years, assuming our power purchase agreement will be renewed on

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

similar terms upon expiration in 2028 and estimating operating and capital costs over the remaining useful life of the plant, the estimated cost of capital improvements required to upgrade the facility to produce 12 MW, the estimated cost of capital and the estimated selling price of the Thermo No. 1 plant at the end of its estimated useful life. Accordingly, we recognized an impairment of the Thermo No. 1 plant and expensed $52.2 million of capitalized costs during the second quarter of 2010. The effect of the impairment expense on net loss per share of common stock was $0.59 and $0.62 per share for the three months and six months ending June 30, 2010. Since the basis in the Thermo No. 1 plant decreased significantly as a result of the impairment, the new basis of $30.1 million will be depreciated on a straight-line basis over the remaining estimated useful life of the plant or 33.5 years. The reduction of the basis in the Thermo No. 1 plant on future periods will be to reduce quarterly depreciation expense from approximately $0.6 million per quarter to $0.2 million per quarter.

The table below sets forth the capitalized costs relating to our property, plant and equipment, after reducing the costs for the impairment of the Thermo No. 1 plant as of June 30, 2010 and reducing the costs for the amount of the federal grant received as of December 31 2009, respectively:

	June 30, 2010	December 31, 2009
Thermo No. 1 Plant:
Power project lease acquisitions	$919,792	$2,514,581
Well field drilling costs	11,688,317	31,813,747
Power plant	16,827,944	43,046,062
Transmission equipment	1,927,957	5,301,379
Accumulated depreciation	(1,264,010)	(2,242,172)

Geothermal property, plant and equipment, net	$30,100,000	$80,433,597

D. Equity

June 2010 Registered Direct Offerings

On June 18, 2010, we sold 1,278,555 shares of our common stock to War Chest Capital Partners in a registered direct offering for $750,000. The net offering proceeds to us from the sale of our common stock, after deducting estimated offering expenses payable by us, were approximately $725,000.

On June 28, 2010, in a separate registered direct offering, we sold an additional 818,833 shares of our common stock to War Chest Capital Partners for $400,000. The net offering proceeds to us from the sale of our common stock, after deducting estimated offering expenses payable by us, were approximately $390,000.

April 2010 Controlled Equity Offering

On April 7, 2010, we entered into a controlled equity offering sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), which provided for the sale of up to $25.0 million of our common stock from time to time through Cantor acting as agent and/or principal. As of May 7, 2010, we had sold 1,802,100 shares pursuant to the Sales Agreement for an aggregate of approximately $1.7 million. After deducting commissions, we received net proceeds of approximately $1.6 million from the sale of these shares. On May 10, 2010, we ceased selling shares of our common stock pursuant to the controlled equity offering. We also provided notice to Cantor that we were terminating the Sales Agreement and that we had no further intention of selling shares of our common stock through the controlled equity offering.

2008 Fletcher Warrants

On April 1, 2010, Fletcher International, Ltd. (“Fletcher’) exercised certain warrants on a cashless, net settlement basis. Pursuant to the cashless exercise of the warrants, Fletcher received 6,794,442 shares of our common stock. Except for certain rights Fletcher may assert to obtain shares of an acquiring company’s common stock in connection with a change of control provision included in the warrants, Fletcher cannot exercise the warrants for any additional shares of our common stock.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Employee and Director Option Grants, Share Grants and Deferred Stock Unit Grants

During the three months ended June 30, 2010, our Compensation Committee granted to five new employees and 38 existing employees a total of 1,040,000 options to purchase shares of our common stock at exercise prices ranging from $0.54 to $0.59 per share. During the three months ended June 30, 2010, employees forfeited options to purchase 3,825 shares of our common stock and 21,975 options to purchase shares of our common stock expired. During the three months ended June 30, 2010, no shares of our common stock were issued as a result of option or warrant exercises by our employees or directors.

On June 8, 2010, the Board of Directors approved certain revisions to the Director Compensation Plan. The revisions permit non-employee directors to elect to receive all or a portion of the number of shares of restricted stock granted to each non-employee director annually (based upon the fair value of $95,000) on the date of the Annual Meeting of the Stockholders in the form of deferred stock units (“DSUs”) rather than restricted stock. The DSUs permit the non-employee directors to defer delivery of the shares of common stock until a specified date or the date when the director terminates service as a board member. Such DSUs cover the same number of shares as the restricted stock awards and have the same one-year vesting period. On June 9, 2010, four of the five non-employee directors elected to receive DSUs instead of restricted stock. Accordingly, we granted a total of 730,800 DSUs to members of our Board of Directors under the Director Compensation Plan. One of the non-employee directors voluntarily waived the 2010 annual grant of restricted shares.

On June 25, 2010, we delivered a total of 130,000 shares of our common stock to the members of our Board of Directors as a result of completing the requisite vesting period under our Director Compensation Plan. These shares were originally granted to our Board of Directors on June 25, 2009.

No shares of our common stock were granted to our employees during the three months ended June 30, 2010.

E. Net Loss per Common Share

The following table sets forth the number of shares that would be outstanding if the outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on June 30, 2010:

	“In the Money”	“Out of the Money”
Warrants granted	—	9,384,877
Vested employee options	—	2,373,006
Unvested employee options	480,000	1,895,472
Vested contractor options	—	95,000
Unvested contractor options	—	85,000
Convertible notes - maximum number of shares that can be converted	—	5,960,121
Convertible preferred shares - maximum number of shares that can be converted	—	1,000,000
Preferred warrants - maximum number of shares that can be converted	—	2,800,000

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

        Unvested stock grants totaling 745,800 and 145,000 were outstanding on June 30, 2010 and 2009, respectively. The warrants and options above were not included in the calculation of diluted net loss per share because their effect was anti-dilutive. The Preferred Stock and the Preferred Warrants contain provisions whereby the holders of the Preferred Stock and the Preferred Warrants may participate in dividends that we pay to the holders of our common stock. Accordingly, the Preferred Stock and the Preferred Warrants meet the definition of participating securities. We determined that, under the two-class method, the effect of the participating securities on the net loss per share computation was also anti-dilutive.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

F. Fair Value Measurements

The Accounting Standards Codification provides guidance regarding fair value measurements, establishes a common definition for fair value to be applied to guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The guidance does not require any new fair value measurements, but rather applies to all other accounting guidance that requires or permits fair value measurements.

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

The following table represents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at their entirety based upon their lowest level of input that is significant to the fair value measurement at June 30, 2010:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$327,007	$—	$—	$327,007
Restricted cash	30,106,714	77,111	—	30,183,825

Total assets	$30,433,721	$77,111	$—	$30,510,832

Merrill Lynch 2008 Contingent Warrants	$—	$—	$214,885	$214,885
Preferred Warrants	—	—	3,556,000	3,556,000

Total liabilities	$—	$—	$3,770,885	$3,770,885

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

•

The Preferred Warrants that are exercisable from time to time in full or in part in two tranches of up to 7,000 shares of the Preferred Stock for each tranche. The first tranche of up to 7,000 shares of the Preferred Stock are exercisable on or before August 3, 2010 (subject to extension under certain circumstances) so long as the Prevailing Market Price (as defined in the Certificate of Rights and Preferences of the Preferred Stock) rises above $2.00 per share prior to August 2, 2010. Otherwise, the first tranche of up to 7,000 shares of Preferred Stock for up to $7.0 million are exercisable on or before February 3, 2011 (subject to extension under certain circumstances). The second tranche of up to $7.0 million are exercisable on or before February 3, 2011 (subject to extension under certain circumstances) so long as the Prevailing Market Price rises above $2.00 per share prior to February 3, 2011. Otherwise, the second tranche of up to 7,000 shares of Preferred Stock for up to $7.0 million are exercisable on or before February 4, 2013 (subject to extension under certain circumstances).

        We measured the fair value of these warrants at quarter end and the fair value of the warrants exercised by Fletcher on April 1, 2010, and recorded a net $5.1 million gain on derivatives for the quarter ended June 30, 2010 and recorded the liabilities associated with these warrants at their respective fair values as of June 30, 2010. We determined the fair values of these securities using the Binomial Lattice valuation model.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Asset Retirement Obligations

We estimate asset retirement obligations in accordance with the Accounting Standards Codification. We utilize an income valuation technique to determine the fair value of the liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account our credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value within the accompanying condensed consolidated balance sheets at June 30, 2010.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of June 30, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Total
Assets:
Balance as of January 1, 2010	$—
Total realized and unrealized gains (losses)	—

Balance as of June 30, 2010	$—
Liabilities:
Balance as of January 1, 2010	$11,724,219
Fair value of the Preferred Warrants issued on February 3, 2010	4,438,000
Net decrease in fair value of derivative warrants (unrealized gain)	(5,732,780)
Fair value of 2008 Fletcher Warrants exercised on April 1, 2010	(6,658,554)

Balance as of June 30, 2010	$3,770,885

The carrying value and estimated fair value of our debt instruments at June 30, 2010 were as follows:

	June 30, 2010		December 31, 2009
	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Short-term 10.0% amended unsecured line of credit*	$5,164,000	$5,192,738	$5,560,000	$5,561,952
Long-term 15.0% promissory note **	20,300,000	20,000,000	18,767,154	20,000,000
Long-term 9.5% senior secured note***	33,500,000	36,725,475	26,030,000	30,072,969
Long-term 8.0% convertible senior notes	21,450,000	56,088,685	24,750,000	56,106,767

Total Liabilities	$80,414,000	$118,006,898	$75,107,154	$111,741,688

*	Represents face value of debt without consideration of the deferred financing costs of $1,459 and $33,399 at June 30, 2010 and December 31, 2009, respectively.
**	Represents the face value of the debt without consideration of the imputed interest rate of 15% from December 11, 2009 to June 30, 2010 resulting in a discount of $388,837 and $1,232,846 at June 30, 2010 and December 31, 2009, respectively.
***	Represents face value of debt without consideration of the original issue discount of $4,258,835 and $4,469,481 at June 30, 2010 and December 31, 2009, respectively. Due to the original issue discount, cash proceeds of debt are less than the face value of the debt. Therefore, the effective interest rate of 9.5% is greater than the 7.0% stated rate.

The estimated value of our short-term 10.00% amended unsecured line of credit, long term 15.00% promissory note, and long-term 9.50% senior secured note was determined by management who based its judgment relating to fair value on discounted cash flow analysis that were developed with the assistance of a third-party valuation consultant. Our cash flow model utilized the projected cash outflows and a discount rate, which was derived from market and non-market inputs. Our estimate of the value of our short-term 10.00% amended unsecured line of credit, long term 15.00% promissory note, and long-term 9.50% senior secured note depends on judgments relating to the projected cash flows and discount rate. If these judgments prove to be incorrect, it could have a material effect on our results of operations and financial position.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Accordingly, the presentation below comprises financial information relating to our segments for the three and six months ended June 30, 2010 and 2009, respectively:

As of and for the Three Months Ended June 30, 2010	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$1,016,797	$—	$1,016,797
Segment Operating Loss	(349,493)	(55,223,394)	(2,137,003)	(57,709,890)
Depreciation, Amortization and Accretion	35,579	681,435	19,009	736,023
Impairment of Thermo No. 1 Plant	—	52,189,174	—	52,189,174
Interest Expense	—	1,214,111	1,223,244	2,437,355
Make-Whole Fee	—	7,031,703	—	7,031,703
Fixed Asset Purchases	1,499	7,366	18,276	27,141
Geothermal Well Field Drilling Purchases	—	60,465	—	60,465
Power Project Construction-in-Progress Purchases	—	848,374	—	848,374
Total Assets	$329,305	$87,120,538	$2,506,705	$89,956,548

As of and for the Three Months Ended June 30, 2009	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$407,241	$—	$407,241
Segment Operating Loss	(585,064)	(4,586,248)	(2,760,686)	(7,931,998)
Depreciation, Amortization and Accretion	46,963	722,248	22,968	792,179
Interest Expense	—	762,733	3,054,594	3,817,327
Fixed Asset Purchases	—	210,610	—	210,610
Geothermal Well Field Drilling Purchases	—	2,355,211	—	2,355,211
Power Project Construction-in-Progress Purchases	—	905,252	—	905,252
Total Assets	$565,372	$139,672,259	$6,957,038	$147,194,669

As of and for the Six Months Ended June 30, 2010	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$2,028,922	$—	$2,028,922
Segment Operating Loss	(689,401)	(57,455,240)	(4,505,784)	(62,650,425)
Depreciation, Amortization and Accretion	74,048	1,364,160	38,989	1,477,197
Impairment of Thermo No. 1 Plant	—	52,189,174	—	52,189,174
Interest Expense	—	2,670,799	2,800,765	5,471,564
Make-Whole Fee	—	7,031,703	—	7,031,703
Fixed Asset Purchases	1,499	8,902	20,307	30,708
Geothermal Well Field Drilling Purchases	—	243,149	—	243,149
Power Project Construction-in-Progress Purchases	—	3,052,415	—	3,052,415
Total Assets	$329,305	$87,120,538	$2,506,705	$89,956,548

As of and for the Six Months Ended June 30, 2009	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$407,241	$—	$407,241
Segment Operating Loss	(1,312,059)	(6,699,588)	(5,196,840)	(13,208,487)
Depreciation, Amortization and Accretion	96,768	725,916	46,350	869,034
Interest Expense	—	1,166,347	4,066,598	5,232,945
Fixed Asset Purchases	—	258,195	73,686	331,881
Geothermal Well Field Drilling Purchases	—	7,768,483	—	7,768,483
Power Project Construction-in-Progress Purchases	—	7,876,716	—	7,876,716
Total Assets	$565,372	$139,672,259	$6,957,038	$147,194,669

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

H. Supplemental Cash Information

For the six months ended June 30, 2010

•	We paid $3,747,887 for interest and $0 for income taxes.

•

We recorded three non-cash payments totaling $217,400 for 196,215 unrestricted shares of our common stock to settle outstanding invoices from various service providers for the construction of our Thermo No. 1 geothermal power plant and development of other geothermal projects. The non-cash payments approximated the fair market value of the shares on the date the shares were granted.

•

We recorded in accounts payable and accrued liabilities certain capitalized well field development and construction costs that were not paid as of June 30, 2010. These accrued capitalized costs were omitted from the statement of cash flows as non-cash items totaling $6.2 million.

•

We recorded two non-cash quarterly dividend payments for the Preferred Stock totaling $170,100 for which we issued 270,923 shares of our common stock to the holder of the Preferred Stock. The non-cash payments approximated the fair value of the shares on the date the shares were issued.

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

•

We recorded in accounts payable and accrued liabilities certain capitalized well field development and construction costs that were not paid as of June 30, 2009. These accrued capitalized costs were omitted from the statement of cash flows as non-cash items totaling $16.5 million.

I. Subsequent Events

As discussed in Note B. “Contingencies and Commitments— Guarantees” above, on July 9, 2010 we entered into the Amendments relating to the repayment of a substantial portion of the debt financing for the Thermo No. 1 plant. Pursuant to the Amendments, the Thermo Lenders received an immediate payment of $27.0 million out of the Thermo No. 1 plant escrow account and waived compliance with certain debt-related covenants and obligations for the next year. Since the amount of principal paid to the Thermo Lenders resulted in a 67% reduction of the principal balance of the original debt instrument, we also reduced the unamortized deferred financing fees and original issue discount associated with the original debt instrument and recorded interest expense of approximately $6.0 million on July 9, 2010.

        During the next year, but no later than June 29, 2011, the Thermo Lenders are entitled to receive an additional payment of up to $6.0 million plus the expenses of the administrative lender and agents, or the Additional Payment. The Amendments contemplate that we will satisfy the Additional Payment using proceeds from the sale of all or part of our interest in the Thermo No. 1 plant, but the Amendments permit us to satisfy the Additional Payment by using cash from other sources, if available. If the sale includes all of our interests in the Thermo No. 1 plant, the Thermo Lenders are entitled to receive 50% of the proceeds of such a sale up to a maximum of $6.0 million plus the expenses of the administrative lender and agents. If the sale includes only a portion of our interests in the Thermo No. 1 plant, we are obligated to pay the Thermo Lenders $6.0 million plus the expenses of the administrative lender and agents.

As required by the FASB Accounting Standards Codification, we did not meet the criteria to classify the Thermo No. 1 plant as “held for sale” until the third quarter of 2010. Accordingly, we classified the Thermo No. 1 plant as “held for use” at June 30, 2010.

In July 2010, we sold 1,670,378 shares of our common stock to War Chest Capital Partners and Iroquois Master Fund, LTD. in a registered direct offering for $750,000. The net offering proceeds to us from the sale of our common stock, after deducting estimated offering expenses payable by us, were approximately $740,000.

On August 5, 2010, we amended our Unsecured Line of Credit Agreement and Promissory Note by entering into Amendment No. 2 to Unsecured Line of Credit and Promissory Note (“Amendment No. 2”) with Evergreen Clean Energy Fund, LLC and Bombay Investments (collectively, the “LOC Lenders”). The rights, interests and privileges to our Unsecured Line of Credit Agreement and Promissory Note were previously held by Radion Energy, LLC, which is controlled by our Chairman, Kraig Higginson. Radion Energy, LLC’s rights under the Unsecured Line of Credit Agreement and Promissory Note were assigned to the LOC Lenders on June 29, 2010. On June 30, 2010, the principal and accrued interest payable under the Unsecured Line of Credit Agreement and Promissory Note was $5.2 million. The Amendment No. 2 extends the maturity date of the Unsecured Line of Credit Agreement and Promissory Note from July 31, 2010 to October 31, 2010 in consideration for a two percent (2%) increase to the principal amount owing under the Unsecured Line of Credit Agreement and Promissory Note, which increased the amount that we owe to the LOC Lenders to $5.3 million.

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

Unless the context requires otherwise, all references in this quarterly report to “Raser,” “the Company,” “we,” “us,” “our company,” “Raser Technologies” or “our” refer to Raser Technologies, Inc. and its consolidated subsidiaries.

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

We have initiated the development of eight geothermal power plant projects in our Power Systems segment to date. We have placed one power plant in service to date, which we refer to as our Thermo No. 1 plant, and we are currently selling electricity generated by the Thermo No. 1 plant. Although we placed the Thermo No. 1 plant in service in the first quarter of 2009 for accounting purposes, we were unable to operate the plant at designed capacity due primarily to mechanical deficiencies of the power generating units, lower than anticipated well field temperature and flow from certain wells and other inefficiencies which occurred as a result of overall design of the plant. Accordingly, we initiated several actions to improve the electrical output of the plant and the resource. These efforts included reworking certain production wells, the installation of bottom cycling operations and the replacement of recirculation pumps on each of the generating units with more efficient pumps. These efforts culminated in June 2010, at which time we evaluated the actual impact of these initiatives and the resulting overall performance of the plant. The results of this evaluation indicate that plant performance may improve from the current output level of approximately 6.6 megawatts, but most likely will not achieve originally designed electrical output levels. After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. Based upon the impairment analysis, we determined that the Thermo No. 1 plant was impaired as of June 30, 2010. Accordingly, we computed the projected discounted future operating cash flows of the Thermo No. 1 plant using a discount rate that reflects the average cost of funds for Thermo No. 1 BE-01, LLC (“Thermo Subsidiary”) and determined that we incurred a loss resulting from the impairment totaling $52.2 million. This analysis required us to exercise significant judgments including, among other items, estimating that our geothermal power plant will produce electricity over the next 33.5 years, assuming our power purchase agreement will be renewed on similar terms upon expiration in 2028 and estimating operating and capital costs over the remaining useful life of the plant and the estimated selling price of the Thermo No. 1 plant at the end of its estimated useful life. Accordingly, we recognized an impairment of the Thermo No. 1 plant and expensed $52.2 million of capitalized costs during the second quarter of 2010.

Due to the economic downturn, a difficult financing environment, difficulties experienced at the Thermo No. 1 plant and other factors, we have had to adjust our development plans. We had anticipated to be in a position to move forward with the simultaneous development of the other seven sites we have initiated. In light of current conditions, we believe in the near term we need to focus most of our time and resources on the one or two projects we believe are best positioned for development. Thus, we intend to focus on improving the electrical output from our Thermo No. 1 plant and completing the well field development at our Lightning Dock and/or Thermo No. 2 and No. 3 projects. We will continue to undertake permitting at the other sites we have initiated. Additionally, we are soliciting the sale of Thermo No. 1 or an interest therin and exploring the potential sale of one or more of our other geothermal power projects or interests therein.

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

Our ability to develop our power projects is dependent on our ability to obtain adequate financing to fund those projects. Additionally, we are soliciting the sale of Thermo No. 1 or an interest therin and exploring the potential sale of one or more of our other projects or interests therein. We also intend to evaluate a variety of alternatives to finance the development of our projects. These alternatives could include government funding from grants, loan guarantees or private activity bonds, joint ventures, pre-paid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for plant construction, well field development and other development activities, extend the time frame over which these activities will take place, or cease operations.

Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our business plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include (i) the obligation to repay the remaining amounts borrowed under our Unsecured Line of Credit Agreement and Promissory Note; (ii) the obligation to pay interest on our outstanding convertible notes; (iii) any amounts we may be obligated to pay Pratt & Whitney Power Systems (“PWPS”) for the turbines installed at the Thermo No. 1 plant; (iv) the obligation to pay Merrill Lynch a redemption amount of $20.0 million plus accrued interest on or before June 30, 2011; and (v) the obligation to pay up to $6.0 million to Prudential pursuant to a Forbearance Agreement dated July 9, 2010, which is described below. On June 29, 2010, the Promissory Note was assigned by Radion Energy, LLC, a related party, to two separate entities that are not related to us.

The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any cash flows we are able to generate. We cannot be certain that funding will be available to us on reasonable terms or at all.

Recent Developments

On June 28, 2010, we signed a non-binding Memorandum of Understanding (“MOU”) with Hyundai Heavy Industries. The non-binding MOU reflects Hyundai’s and our intent to collaborate to jointly develop renewable energy and electric vehicles. The MOU is subject to termination for any reason upon thirty days prior written notice, and the MOU terminates automatically on December 31, 2010 if we are unable to reach a definitive, binding agreement with Hyundai relating to the terms specified in the MOU. The MOU is intended to set into play a broader long-term relationship to develop renewable energy in the western U.S. utilizing our resource portfolio and Hyundai’s renewable energy equipment manufacturing capabilities and to develop the first phase of commercial production of electric fleet vehicles utilizing Hyundai’s high tech engineering and manufacturing capability and our powertrain technology. The MOU discusses the potential development of a five MW solar power generation project and the production of three extended range electric (“E-REV”) trucks.

On July 9, 2010, we entered into an Amendment, Consent and Forbearance Agreement (the “Forbearance Agreement”) with Prudential Insurance Company of America, Zurich American Insurance Company (the “Thermo Lenders”) and Deutsche Bank Trust Company Americas relating to the repayment of a substantial portion of the debt financing for the Thermo No. 1 plant. Pursuant to the Forbearance Agreement, on July 9, 2010, we made a payment of $27.0 million including outstanding principal and accrued interest totaling $20.0 million and the agreed upon make-whole amount totaling $7.0 million to the Thermo Lenders. Concurrent with the payment, the Thermo Lenders waived compliance with certain debt-related covenants and obligations until June 29, 2011.

Under the Forbearance Agreement, we are required to offer the Thermo No. 1 plant for sale prior to June 29, 2011. If the sale includes all of our interests in the Thermo No. 1 plant, the Thermo Lenders are entitled to receive 50% of the proceeds of such a sale up to a maximum of $6.0 million plus certain administrative expenses. If the sale includes only a portion of our interests in the Thermo No. 1 plant or if we are unable to sell the Thermo No. 1 plant, we will be obligated to pay the Thermo Lenders $6.0 million plus certain administrative expenses. If we are unable to pay the Thermo Lenders $6.0 million by June 29, 2011, we will be obligated to pay the July 9, 2010 principal balance of $ 9.8 million plus accrued interest under the terms of the original debt instrument.

We are currently exploring opportunities to sell Thermo No. 1, or an interest therein as contemplated by the Forbearance Agreement. We believe a sale of, or a portion, of Thermo No. 1 could provide us with sufficient proceeds to satisfy our outstanding obligations under the Forbearance Agreement as well as our obligations to Merrill Lynch and any amounts we may be obligated to pay PWPS. If, after providing for these obligations, we have additional remaining proceeds from the sale of Thermo No. 1, we intend to explore opportunities to redeem our outstanding convertible notes or satisfy other outstanding obligations. If we are able to successfully sell the Thermo No. 1 and apply the proceeds to repay all or a substantial portion of our outstanding liabilities, we believe we will be in a better position to seek financing for the construction of one or more additional geothermal power plants and execute our business plan.

In July 2010, we announced that Pacific Gas & Electric (“PG&E”) will be the first company in the United States to take delivery of our new E-REV fleet trucks, which are designed to achieve an average of 100 miles per gallon in typical daily driving when recharged at night from a typical household outlet. The E-REV pick-up truck can nominally drive the first 40 miles on powerful lithium-ion batteries and targets continued driving over 300 miles by generating its own electricity from a small onboard gasoline-powered generator or “range extender.” We expect to deliver to PG&E the first two E-REV fleet trucks modified with our E-REV powertrain for initial testing and demonstration before the end of 2010. We expect to then build up to 30 more test and validation vehicles in 2011 for internal and fleet testing, followed by initial production fleet deliveries in 2012 and potential retail customer vehicles in 2013.

On August 5, 2010, we amended our Unsecured Line of Credit Agreement and Promissory Note by entering into Amendment No. 2 to Unsecured Line of Credit Agreement and Promissory Note (the “Amendment No. 2”) with Evergreen Clean Energy, LLC and Bombay Investments (collectively, the “LOC Lenders”). The rights, interests and privileges to our Unsecured Line of Credit Agreement and Promissory Note were previously held by Radion Energy, LLC, which is controlled by our Chairman, Kraig Higginson. Radion Energy, LLC’s rights under the Unsecured Line of Credit Agreement and Promissory Note were assigned to the LOC Lenders on June 29, 2010. On June 30, 2010, the principal and accrued interest payable under the Unsecured Line of Credit Agreement and Promissory Note was $5.2 million. The Amendment No. 2 extends the maturity date from July 31, 2010 to October 31, 2010 in consideration for a two percent (2%) increase to the principal amount owing under the Unsecured Line of Credit Agreement and Promissory Note, which increased the amount that we owe to the LOC Lenders to $5.3 million.

Current Geothermal Power Projects

Our development activities during the second quarter of 2010 consisted primarily of efforts to increase the power output of the Thermo No. 1 plant. The original financing agreements for the Thermo No. 1 project (the “Thermo Financing Agreements”) contained a conditional redemption provision whereby the Thermo No. 1 geothermal power plant was required to achieve “Final Completion” as defined in the Thermo Financing Agreements by a specific date. The Final Completion date was extended to June 30, 2010 pursuant to the amendments to the Thermo Financing Agreements that we entered into in December 2009. The Final Completion date was further extended to July 9, 2010 pursuant to amendments to the Thermo Financing Agreements that we entered into in June 2010.

In February of 2010, we received $33.0 million in grant proceeds from the U.S. Treasury under the Recovery Act (the “Grant”). Approximately $3.8 million of the grant funds were released to us, as owner of the project. The remainder of the grant funds was placed in escrow to be released to the other parties that provided the debt and equity financing for the project based on the electrical output, operational costs of the plant and certain other factors. On July 9, 2010, we entered into the Forbearance Agreement pursuant to which the Thermo Lenders received a payment of $27.0 million out of the escrow and waived compliance with certain debt-related covenants and obligations until June 29, 2011. During the next year, but no later than June 29, 2011, the lenders are entitled to receive an additional payment of up to $6.0 million plus the expenses of the administrative lender and agents. The Forbearance Agreement contemplates that we will satisfy this additional payment by using proceeds from the sale of all or part of our interest in Thermo No. 1. After providing for the $27.0 million payment to the lenders, approximately $3.0 million remained in the Thermo No. 1 escrow account to be used for the operation of Thermo No. 1 and other related expenses. Because the amount contained in the Thermo No. 1 escrow account was insufficient to fully satisfy the lenders, to the extent we are obligated to pay PWPS any additional amounts for the turbines in production at the Thermo No. 1 plant, such payments shall be made out of our general corporate funds. In addition, we are obligated to pay Merrill Lynch its redemption amount of $20.0 million pursuant to the terms of a promissory note on or before June 30, 2011.

During the second quarter of 2010, we also continued permitting activities and initiated drilling with respect to our Lightning Dock project. The initial drilling activities have consisted of re-entering and testing an existing well at the site. If the results of this testing are favorable, we intend to seek financing to develop the well field for this project, after which we would seek construction financing for the power plant. Ultimately, we believe the Lightning Dock project could support a power plant that could generate up to 15 MW.

Other than incremental permitting work, we did not conduct any development activities during the second quarter of 2010 at the other projects we have initiated for development. Including the eight projects we have initiated for development, we have identified 18 projects for potential development. However, we do not expect to increase our development efforts for these projects until we have made further progress at the Lightning Dock project and have sufficient resources to devote to other projects.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$1,016,797	$407,241	$2,028,922	$407,241
Cost of revenue
Direct costs	1,302,055	857,645	2,679,697	857,645
Depreciation and amortization	611,410	710,775	1,224,882	710,775

Gross margin	(896,668)	(1,161,179)	(1,875,657)	(1,161,179)

Operating expenses
General and administrative	2,139,228	2,775,815	4,590,948	5,281,332
Power project development	2,137,552	3,425,070	3,390,409	5,538,410
Research and development	347,268	569,934	604,237	1,227,567
Impairment of Thermo No. 1 plant	52,189,174	—	52,189,174	—

Total operating expenses	56,813,222	6,770,819	60,774,768	12,047,309

Operating loss	(57,709,890)	(7,931,998)	(62,650,425)	(13,208,488)
Interest income	9,030	26,425	29,435	88,804
Interest expense	(2,437,355)	(3,817,327)	(5,471,564)	(5,232,945)
Make-whole fee	(7,031,703)	—	(7,031,703)	—
Gain on derivative instruments	5,148,923	7,942,193	5,732,781	6,999,354
Other	—	—	(244,531)	(131,412)

Loss before income taxes	(62,020,995)	(3,780,707)	(69,636,007)	(11,484,687)
Tax benefit (expense)	—	—	—	—

Net loss	$(62,020,995)	$(3,780,707)	$(69,636,007)	$(11,484,687)
Preferred dividend	(1,832,891)	—	(2,960,824)	—
Deemed dividend – accretion of discount of Series A-1 cumulative convertible preferred stock	(104,795)	—	(170,100)	—
Non-controlling interest in the Thermo No. 1 subsidiary	—	(204,960)	—	1,054,971

Net loss applicable to common stockholders	$(63,958,681)	$(3,985,667)	$(72,766,931)	$(10,429,716)

Loss per common share-basic and diluted	$(0.72)	$(0.06)	$(0.87)	$(0.16)

Weighted average common shares-basic and diluted	88,363,000	65,489,000	83,715,000	64,922,000

Comparison of Three Months Ended June 30, 2010 and 2009

Revenue

During the three months ended June 30, 2010, we recognized revenue totaling $1.0 million compared to $0.4 million of revenue during the same period in 2009. During the second quarter of 2009, we began selling electricity generated by our Thermo No. 1 geothermal power plant to the City of Anaheim. During the second quarter of 2010, we generated and sold approximately 11,462 MW hours of electricity compared to 4,876 MW hours of electricity during the same period in 2009.

Cost of revenue. Cost of revenue for the three months ended June 30, 2010 totaled $1.9 million compared to $1.6 million for the same period in 2009. The increase in cost of revenue for 2010 was due to a full quarter of sales of electricity from the Thermo No. 1 plant during the second quarter of 2010. Cost of revenue for the three months ended June 30, 2010 includes increases in, parasitic load costs of $0.1 million, maintenance costs for the well field totaling $0.2 million and maintenance costs for generating units of $0.1 million. The increases in cost of revenue are partially offset by a decrease in depreciation expense of $0.1 million due to a reduction of the basis in the Thermo No. l plant by 30% due to receipt of the federal grant in 2009 that also reduced the amount of depreciation expense over the estimated useful life of the plant. Although, the gross margin was negative for the quarter ended June 30, 2010, we anticipate that certain operating and consulting expenses and parasitic load costs related to the Thermo No. 1 plant will decline sufficiently such that revenue generated by the sale of electricity from the Thermo No. 1 plant will exceed the cost of revenue in future periods.

Operating Expenses

General and Administrative. General and administrative expenses decreased by approximately $0.6 million to $2.1 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Non-cash employee compensation associated with general and administrative employees decreased $0.2 million from $0.5 million for the three months ended June 30, 2009 to $0.3 million for the quarter ended June 30, 2010. The decrease was primarily due to general staff reductions and accounting adjustments for forfeitures of non-cash compensation awards. Employment and office related expenses also decreased by approximately $0.1 million due to timing of our payment of the Delaware franchise tax and recognition of the entire prior year annual expense in the second quarter of 2009. Professional services also decreased by $0.3 million during the second quarter of 2010 compared to the second quarter of 2009, primarily reflecting a decrease in printing charges for the distribution of our 2010 Annual Report due to requiring electronic notice and access for the voting at the 2010 Annual Meeting of Stockholders and decreased legal and accounting fees primarily due to efficiencies achieved relating to our SEC filings during the three months ended June 30, 2010.

Power Project Developments. Power project development expenses during the three months ended June 30, 2010 totaled $2.1 million compared to $3.4 million for the three months ended June 30, 2009. During the second quarter of 2010, employment related costs decreased approximately $0.4 million due primarily to reassigning responsibilities for certain employees resulting in a change in classification from power project development costs to cost of revenues. Equity based non-cash employee compensation associated with power project development employees and other operating costs for the three months ended June 30, 2010 remained relatively flat as compared to the second quarter of 2009. Other operating costs for the three months ended June 30, 2010 decreased by approximately $1.6 million as compared to the three months ended June 30, 2009. The decrease was due primarily to a cancellation fee relating to a deposit refund from PWPS in 2009. These decreases are partially offset by an increase of $0.7 million relating to drilling an exploratory well at our Lightning Dock project. In May 2010, we began to drill a previously plugged exploratory well at the Lightning Dock Project to confirm our understanding of the Lightning Dock resource. The costs associated with this well are expensed as occurred until the production level is verified and we begin the well field development stage of this project.

Research and Development. Research and Development expense decreased from $0.6 million in the three months ended June 30, 2009 to $0.3 million for the three months ended June 30, 2010. Equity based non-cash employee compensation associated with research and development employees decreased by $0.1 million during the three months ended June 30, 2010 compared to the same period in 2009. This was due primarily to decreased headcount as a result of our decision to reduce the cash requirements associated with the research and development activities at our design center. Professional services decreased during the three months ended June 30, 2010 by approximately $0.1 million as compared to the three months ended June 30, 2009. This decrease was primarily due to a reduction of consulting work relating to enhancements of our PHEV Hummer demonstration vehicle. The portion of engineering expenses relating to testing of materials remained relatively flat during the three months ended June 30, 2010 over the comparable 2009 period.

Impairment of the Thermo No. 1 Plant. During the three months ended June 30, 2010, we recognized an impairment of our Thermo No. 1. plant totaling $52.2 million. We did not recognize an impairment of our long-lived assets during the three months ended June 30, 2009. After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. Based upon the impairment analysis, we determined that the Thermo No. 1 plant was impaired as of June 30, 2010. Accordingly, we computed the projected discounted future operating cash flows of the Thermo No. 1 plant using a discount rate that reflects the average cost of funds for our Thermo Subsidiary and determined that we incurred a loss resulting from the impairment totaling $52.2 million. This analysis required us to exercise significant judgments including, among other items, estimating that our geothermal power plant will produce electricity over the next 33.5 years, assuming our power purchase agreement will be renewed on similar terms upon expiration in 2028 and estimating operating and capital costs over the remaining useful life of the plant and the estimated selling price of the Thermo No. 1 plant at the end of its estimated useful life.

Interest and Other Income.

Interest income for the three months ended June 30, 2010 remained relatively flat at $9,000 as compared to the same period in 2009 reflecting relatively level average monthly cash balances and interest rates. Interest expense during the three months ended June 30, 2010 decreased $1.4 million over the three months ended June 30, 2009 primarily due to a decrease in amortization of deferred financing fees associated with the Thermo No. 1 plant during the three months ended June 30, 2010. Once the plant was placed into service in the first quarter of 2009, we no longer capitalized interest expense associated with the financing for the construction of the plant. During the three months ended June 30, 2010 we also incurred a $7.0 million make-whole fee in accordance with the original Thermo Financing Agreements that resulted from being unable to operate the Thermo No. 1 plant at designed capacity. These increases are partially offset by a decrease in the gain on derivative totaling $2.8 million during the three months ended June 30, 2010 compared to the second quarter of 2009. The decrease is due primarily to Fletcher exercising the remaining 6.8 million shares of the 2008 Fletcher Warrant on April 1, 2010. Accordingly, the fair value of those warrants are no longer included in our quarter fair value estimates and are no longer classified as liabilities.

Non-controlling Interest.

Non-controlling interest decreased by $0.2 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease resulted from the withdrawal of Merrill Lynch as a Class A Member from the Thermo Subsidiary and the redemption of its interest in the Thermo Subsidiary in connection with amendments to the Thermo No. 1 financing arrangements in December 2009. As a result, we own 100% of the Thermo Subsidiary thereby eliminating the non-controlling interest.

Preferred Stock Dividends.

During the first quarter of 2010, we sold 5,000 shares of our Series A-1 Cumulative Convertible Preferred Stock (the “Preferred Stock”) and paid a dividend to the holder of the Preferred Stock in shares of our common stock on June 30, 2010 totaling $0.1 million. We also recorded a deemed dividend relating to the accretion of the discount of the Preferred Stock totaling $1.8 million. No Preferred Stock dividends or deemed dividends were recorded for the three months ended June 30, 2009.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenue

During the six months ended June 30, 2010, we recognized revenue totaling $2.0 million compared to revenue of $0.4 million during the same period in 2009. During the second quarter of 2009, we began selling electricity generated by our Thermo No. 1 geothermal power plant to the City of Anaheim. During the six months ended June 30, 2010, we generated and sold approximately 23,004 MW hours of electricity compared to 4,876 MW hours of electricity during the same period in 2009.

Cost of revenue. Cost of revenue for the six months ended June 30, 2010 totaled $3.9 million compared to $1.6 million for the same period in 2009. The increase in cost of revenue for 2010 was due to the increase sales of electricity from the Thermo No. 1 plant during the six months ended June 30, 2010 as compared to the same prior year period. Cost of revenue for the six months ended June 30, 2010 includes increases in depreciation expense of $0.5 million, parasitic load costs of $0.5 million, consulting and insurance costs of $0.8 million, maintenance costs for the well field and generating units of $0.5 million. Although, the gross margin was negative for the six months ended June 30, 2010, we anticipate that certain operating and consulting expenses and parasitic load costs will decline sufficiently such that revenue generated by the sale of electricity from the Thermo No. 1 plant will exceed the cost of revenue in future periods.

Operating Expenses

General and Administrative. General and administrative expenses decreased by approximately $0.7 million from $5.3 million for the six months ended June 30, 2009 as compared to $4.6 million for the six months ended June 30, 2010. Non-cash employee compensation associated with general and administrative employees decreased $0.4 million from $1.1 million for the six months ended June 30, 2009 to $0.7 million for the six months ended June 30, 2010. The decrease was primarily due to general staff reductions and accounting adjustments for forfeitures of non-cash compensation awards. Employment and office related expenses also decreased by approximately $0.1 million due to timing of our payment of the Delaware franchise tax and recognition of the entire prior year annual expense in the first half of 2009. Professional services also decreased by $0.2 million during the six months ended June 30, 2010 compared to the same period in 2009, primarily reflecting a decrease in printing charges for the distribution of our 2010 Annual Report due to requiring electronic notice and access for the voting at the 2010 Annual Meeting of Stockholders. We also incurred increased executive search fees for our new CEO and CFO totaling $0.2 million which were offset by decreased legal and accounting fees totaling $0.2 million primarily due to efficiencies achieved relating to our SEC filings during the six months ended June 30, 2010.

Power Project Developments. Power project development expenses during the six months ended June 30, 2010 totaled $3.4 million compared to $5.5 million for the six months ended June 30, 2009. During the second quarter of 2010, professional services decreased by approximately $0.4 million and employment related costs also decreased approximately $0.7 million due primarily to a difference in the classification of employment and direct consulting costs from power project development costs to cost of revenues beginning in the second quarter of 2009. The change in classification resulted from the Thermo No.1 plant beginning operations in the second quarter of 2009. Equity based non-cash employee compensation associated with power project development employees decreased by approximately $0.2 million primarily due to accounting adjustments for forfeitures of non-cash compensation awards during the six months ended June 30, 2010 as compared to the same prior year period. Other operating costs for the six months ended June 30, 2010 decreased by approximately $1.5 million as compared to the six months ended June 30, 2009. The decrease was due primarily to a cancellation fee relating to a deposit refund from PWPS in 2009.

Research and Development. Research and Development expense decreased from $1.2 million in the six months ended June 30, 2009 to $0.6 million for the six months ended June 30, 2010. Equity based non-cash employee compensation associated with research and development employees decreased by $0.3 million during the six months ended June 30, 2010 compared to the same period in 2009. This was due primarily to decreased headcount as a result of our decision to reduce the cash requirements associated with the research and development activities at our design center. Because we reduced employment levels at the design center, cash based employee compensation associated with research and development employees decreased $0.3 million during the six months ended June 30, 2010 compared to the second quarter of 2009. This decrease was partially offset by increased professional services of approximately $0.1 million during the six months ended June 30, 2010 compared to the same period in 2009 due primarily to additional consulting work relating to enhancements of our PHEV Hummer demonstration vehicle. The portion of engineering expenses relating to testing of materials remained relatively flat during the six months ended June 30, 2010 compared to the same period in 2009.

        Impairment of the Thermo No. 1 Plant. During the six months ended June 30, 2010, we recognized an impairment of our Thermo No. 1. plant totaling $52.2 million. We did not recognize an impairment of our long-lived assets during the six months ended June 30, 2009. After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. Based upon the impairment analysis, we determined that the Thermo No. 1 plant was impaired as of June 30, 2010. Accordingly, we computed the projected discounted future operating cash flows of the Thermo No. 1 plant using a discount rate that reflects the average cost of funds for our Thermo subsidiary and determined that we incurred a loss resulting from the impairment totaling $52.2 million. This analysis required us to exercise significant judgments including, among other items, estimating that our geothermal power plant will produce electricity over the next 33.5 years, assuming our power purchase agreement will be renewed on similar terms upon expiration in 2028 and estimating operating and capital costs over the remaining useful life of the plant and the estimated selling price of the Thermo No. 1 plant at the end of its estimated useful life.

Interest and Other Income.

Interest income for the six months ended June 30, 2010 decreased slightly by $0.1 million as compared to the same period in 2009 reflecting relatively lower average monthly cash balances and interest rates. Interest expense during the six months ended June 30, 2010 increased $0.2 million over the six months ended June 30, 2009 primarily due an increase in amortization of deferred financing fees relating to the 2010 Fletcher Preferred Stock offering. During the six months ended June 30, 2010 we also incurred a $7.0 million make-whole fee in accordance with the original Thermo Financing Agreements that resulted from being unable to operate the Thermo No. 1 plant at designed capacity. Gain on derivative decreased $1.3 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due primarily to Fletcher exercising the remaining 6.8 million shares of the warrant that we issued to Fletcher in 2008 on April 1, 2010. Accordingly, the fair value of those warrants are no longer included in our quarter fair value estimates and are no longer classified as liabilities. Other expenses increased by $0.1 million during the six months ended June 30, 2010 compared to the same period in 2009 due primarily to our recognizing a previously disputed penalty arising from liquidated damages we owed to Fletcher as a result of our failure to comply with certain registration requirements relating to a prior financing transaction.

Non-controlling Interest.

Non-controlling interest decreased by $1.1 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease resulted from the withdrawal of Merrill Lynch as Class A Member from the Thermo Subsidiary and the redemption of its interest in the Thermo Subsidiary in connection with amendments to the Thermo No. 1 financing arrangements in December 2009. As a result, we own 100% of the Thermo Subsidiary thereby eliminating the non-controlling interest.

Preferred Stock Dividends.

During the six months ended June 30, 2010, we sold 5,000 shares of our Preferred Stock and paid two dividends to the holder of the Preferred Stock in shares of our common stock on March 31, 2010 and June 30, 2010 totaling $0.2 million. We also recorded a deemed dividend relating to the accretion of the discount of the Preferred Stock totaling $3.0 million. No Preferred Stock dividends or deemed dividends were recorded for the six months ended June 30, 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents	June 30, 2010	December 31, 2009
Cash	$320,355	$19,833
Money Market Account	6,652	21,949

Total	$327,007	$41,782
Restricted Cash	30,183,825	9,151,691
Restricted Marketable Securities	—	2,191,339

Total	$30,183,825	$11,343,030

Liquidity and Certain Commitments

At June 30, 2010, we had approximately $0.3 million in cash and cash equivalents. Our operating activities used approximately $13.1 million and $13.5 million of cash during the six months ended June 30, 2010 and 2009, respectively. We have incurred substantial losses since inception, and we are not operating at cash breakeven.

Of our restricted cash balance at June 30, 2010, $27.0 million was paid on July 9, 2010 to the debt holder of the 7.00% senior secured note (non-recourse) to reduce the outstanding principal and interest balance of the note by approximately $20.0 million and to settle the agreed upon make-whole amount of approximately $7.0 million. Approximately $3.0 million of the restricted cash balance will be used for the operations of the Thermo No. 1 plant and related expenses. $0.1 million has been invested in a certificate of deposit for the sole purpose of covering the credit limit of our corporate credit card to minimize the credit risk to our bank. Another $0.1 million has been invested into a restricted money market account for the purpose of securing the cost of drilling bonds required by our Lightning Dock project in New Mexico.

At June 30, 2010, we had approximately $10.1 million in accounts payable and accrued expenses, which reflects a decrease in accounts payable and accrued expenses of approximately $6.6 million from December 31, 2009. The decrease in accounts payable and accrued expenses during the six month period was due primarily to the normal payments of outstanding vendor payables totaling $5.4 million, the forgiveness of liquidated damages of $1.0 million by Fletcher, as described above, and the issuance of common stock to three vendors to settle outstanding payables totaling $0.2 million.

Approximately $4.3 million of the $10.1 million of accounts payable and accrued expenses represents the disputed remaining balance potentially owed to PWPS for power generating units purchased for our Thermo No. 1 plant. The amount potentially owed to PWPS is expected to be paid upon successful completion of tests to be performed on the units. The remaining balance of the accounts payable and accrued expenses consists of amounts owed for well field development, other equipment and construction costs for the Thermo No. 1 plant and for general and administrative costs.

Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include (i) the obligation to repay the remaining amounts borrowed under our Unsecured Line of Credit Agreement and Promissory Note; (ii) the obligation to pay interest on our outstanding convertible notes; (iii) any amounts we are obligated to pay PWPS for the turbines in production at the Thermo No. 1 plant; (iv) the obligation to pay Merrill Lynch its redemption amount of $20.0 million plus accrued interest on or before June 30, 2011; and (v) the obligation to pay up to $6.0 million to Prudential pursuant to the Forbearance Agreement.

We no longer have restricted marketable securities set aside to fund the interest payments due on the convertible notes. As a result, we will need to fund interest payments on the convertible notes from other sources. The convertible notes bear interest at the rate of 8.0% year, payable semiannually on April 1 and October 1 of each year. The convertible notes mature on April 1, 2013.

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

We are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts, as well as our general and administrative expenses. Until we are in a position to generate significant revenues, we will need to continue to raise additional funds to continue operating as a going concern. We are soliciting the sale of Thermo No. 1, or an interest therein and exploring the potential sale of one or more of our other projects or interests therein. We may also seek additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through government funding from grants, loan guarantees and private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into pre-paid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to curtail or cease operations, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place.

In addition, we may encounter difficulties in raising additional funds because of the deficiency notice that we received from the New York Stock Exchange (the “NYSE”) on April 27, 2010 (the “April Deficiency Notice”), and the deficiency notice that we received from the NYSE on July 30, 2010 (the “July Deficiency Notice”). We received the April Deficiency Notice because we fell below the continued listing standard regarding price criteria for common stock under Section 802.01C of the NYSE’s Listed Company Manual. Section 802.01 C requires that a company’s common stock have a minimum average closing price of $1.00 per share during a consecutive 30-day trading period. Under the NYSE’s rules, we have six months from the date of the April Deficiency Notice to bring our average common stock price over a 30-day trading period back above $1.00 or we will be delisted from the NYSE. We received the July Deficiency Notice because our total market capitalization is less than $50.0 million over a 30-day trading period and our stockholders’ equity is less than $50.0 million, which is below the criteria established by the NYSE pursuant to Sections 801 and 802 of the NYSE’s Listed Company Manual. As of July 26, 2010, our 30-day trading period average market capitalization was approximately $49.3 million and our stockholders’ deficit as of June 30, 2010 was $40.6 million. Under the NYSE’s rules, we have

45 days from the date of the July Deficiency Notice to submit a business plan to the NYSE that discusses how we will regain compliance with the criteria established in Sections 801 and 802 within 18 months of our receipt of the July Deficiency Notice. After reviewing our business plan, the NYSE will either accept the business plan and will monitor our progress on a quarterly basis, or the NYSE will reject our business plan and subject us to suspension by the NYSE and delisting by the SEC.

Recent Financing Activities

In April 2010, we announced that we had filed a prospectus supplement under which we may sell shares of common stock having an aggregate offering price of up to $25.0 million, from time to time, through a Controlled Equity Offering, or “at-the-market” program. Since the offering was announced on April 8, 2010, we sold 1,802,100 shares of our common stock and we received proceeds, net of commissions, totaling approximately $1.6 million. On May 10, 2010, we ceased selling shares of our common stock pursuant to the controlled equity offering. We also provided notice to Cantor Fitzgerald & Co. that we were terminating the Sales Agreement and that we had no further intention of selling shares of our common stock through the controlled equity offering.

Most recently, on June 22, 2010, we completed the sale of $750,000 of our common stock to War Chest Capital Partners. Our proceeds from the sale of our common stock on June 22, 2010 were approximately $725,000, after deducting fees and expenses. On June 30, 2010, we completed the sale of $400,000 of our common stock to War Chest Capital Partners. Our proceeds from the sale of our common stock on June 28, 2010 were approximately $390,000, after deducting fees and expenses. In July 2010, we completed the sale of $750,000 of our common stock to War Chest Capital Partners and Iroquois Master Fund, LTD. Our proceeds from the sale of our common stock in July 2010 were approximately $740,000, after deducting fees and expenses.

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

Consolidated Statements of Cash Flows

Operating Activities. Cash consumed by operating activities for the six months ended June 30, 2010 consisted primarily of a net loss of approximately $69.6 million, adjusted for non-cash expenses of, approximately $1.1 million of stock-based compensation and stock issued for services, deferred financing amortization relating to raising capital through debt issuances totaling $1.9 million and depreciation, amortization and accretion expenses totaling $1.5 million. We also adjusted our net loss by for additional non-cash expenses of approximately $0.6 million due primarily to the issuance costs relating to the issuance in February 2010 of the preferred warrants we issued as part of the Preferred Stock offering, which allow for the purchase of up 14,000 additional shares of the Preferred Stock (the “Preferred Warrants”). Accounts receivable and deferred credits also increased by approximately $0.2 million due primarily to invoicing the USTDA for initial milestones completed relating to our exploration program in Indonesia. After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. Based upon the impairment analysis, we determined that the Thermo No. 1 plant was impaired as of June 30, 2010 and recorded a non-cash impairment expense of $52.2 million.

Accounts payable and accrued liabilities decreased $6.6 million from December 31, 2009 to $10.1 million at June 30, 2010. The decrease in accounts payable and accrued expenses during the six month period was due primarily to the normal payments of outstanding vendor payables totaling $5.4 million, the forgiveness of liquidated damages of $1.0 million by Fletcher, as described above, and the issuance of common stock to three vendors to settle outstanding payables totaling $0.2 million. Other assets increased by $0.3 million due primarily to the timing of receipt of the War Chest registered offering which was received on July 1, 2010. We also adjusted our net loss for the net gain on derivatives totaling $5.7 million that was recognized due to the net decreases in the fair value of our warrants and the Preferred Warrants, which were issued to the holder of the Preferred Stock, that have been classified as liabilities.

Cash consumed by operating activities for the six months ended June 30, 2009 consisted primarily of a net loss of approximately $11.5 million, adjusted for approximately $2.0 million of stock-based compensation and stock issued for services, deferred financing amortization relating to raising capital through debt issuances totaling $3.1 million and depreciation, amortization and accretion expenses totaling $1.0 million. Accounts payable and accrued liabilities decreased $42.3 million to $22.2 million at June 30, 2009, which included a $26.4 million reduction in accounts payable as a result of the PWPS Agreement, as described above. Accounts receivable from the City of Anaheim increased by $0.2 million relating to the generation of electricity by our Thermo No. 1 plant.

Other assets decreased by approximately $0.4 million due to the refund of a deposit relating to completion of the Thermo No. 1 transmission lines. We also adjusted our net loss for an unrecognized gain on derivatives totaling $7.0 million due to decreases in the fair value of our warrants that have been classified as liabilities due to price reset features contained in the warrants.

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. As of June 30, 2010, over 98% of our cash, cash equivalents and restricted cash, of $30.1 million, is deposited in money market accounts invested with JP Morgan Funds earning 0.1 percent interest. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 0.5 percent per annum. Our checking account balance totaled $0.3 million at June 30, 2010.

Investing activities provided approximately $6.7 million of cash in the six months ended June 30, 2010. During the six months ended June 30, 2010, we received proceeds from the federal grant totaling $33.0 million and certain deposits were applied to well field drilling costs totaling $0.2 million. On June 30, 2010, we received proceeds from the maturity of our marketable securities held to maturity totaling $2.2 million that were used to pay the April 1, 2010 interest payment on the convertible notes. Our net restricted cash decreased approximately $21.0 million during the six months ended June 30, 2010. We paid $4.0 million for construction costs relating to the Thermo No. 1 plant and $3.3 million relating to drilling the Thermo No. 1 well field. We also purchased approximately 40,000 acres of leased property in Utah through a BLM auction totaling $0.2 million. We also purchased certain water rights and easements in New Mexico related to our Lightning Dock project totaling $0.1 million.

Investing activities used $1.1 million of cash in the six months ended June 30, 2009, primarily as a result of entering into the PWPS Agreement described above. Pursuant to the PWPS Agreement, we received $7.1 million as a net refund of deposits previously paid to UTCP, the predecessor of PWPS. In addition, our marketable equity securities matured totaling $2.2 million that were used to pay the April 1, 2009 interest payment of the convertible notes. We received certain refunded deposits that were applied to our well field drilling totaling $1.0 million. We have also purchased two new power project leases totaling $0.1 million in Oregon and Utah. During the first half of 2009, we also paid $13.8 million for construction costs relating to the Thermo No. 1 geothermal power plant and $8.0 million relating to drilling the Thermo No. 1 well field. As a result, these construction and well field expenses were primarily paid through our Thermo No. 1 restricted cash account totaling $11.0 million.

Financing Activities. Financing activities provided approximately $6.7 million and $13.0 million of cash in the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010, we completed an offering of 5,000 shares of the Preferred Stock and issued the Preferred Warrants to purchase an additional 14,000 shares of Preferred Stock for a total purchase price of $5,000,000. The net proceeds, after deducting the underwriter fees and other estimated offering expenses payable by us were approximately $4.6 million. We also received proceeds from our Unsecured Line of Credit Agreement and Promissory Note totaling $0.1 million as a bridge financing for certain administrative expenses. During the six months ended June 30, 2010, we made principal payments against the outstanding Unsecured Line of Credit Agreement and Promissory Note totaling $0.4 million and against the 7.0% senior secured note (non-recourse) totaling $0.2 million. In April 2010, we announced that we initiated an “at-the-market” program which we could sell shares of common stock having an aggregate offering price of up to $25.0 million. Under the “at-the-market” program, we sold shares of our common stock and we received proceeds, net of commissions, totaling approximately $1.6 million. On May 10, 2010, we ceased selling shares of our common stock pursuant to the controlled equity offering. During the six months ended June 30, 2010, we completed the sale of $1.2 million of our common stock to War Chest Capital Partners. Our proceeds from the sale of our common stock, after deducting fees and expenses totaled $1.1 million.

During the six months ended June 30, 2009, we obtained the Unsecured Line of Credit Agreement and Promissory Note to provide working capital for general corporate purposes. As of June 30, 2009, we had borrowed a total of $13.4 million under the Unsecured Line of Credit Agreement and Promissory Note. During the six months ended June 30, 2009, our Thermo Subsidiary also made principal payments of $0.3 million on the 7.00% senior secured note (non-recourse).

Dividends. We are required to pay a quarterly dividend to the holders of our Preferred Stock, payable in cash or shares of common stock equal to an annual rate of the London Interbank Rate (“LIBOR”) plus 8%, but in no event higher than 14%, subject to adjustment. We are limited in dividend payments that we can make to our common stockholders unless such dividend payment is made equally to the holders of the Preferred Stock as if such holders had converted or redeemed (whichever is greater) their Preferred Stock for shares of our common stock immediately prior to the payment of such dividend. We have never declared or paid any cash dividends with respect to our common stock. We currently anticipate that we will retain all future earnings for the operation and expansion of our business and do not intend to declare dividends with respect to our common stock in the foreseeable future. On June 30, 2010, the quarterly dividend payment totaled $0.1 million. In accordance with the sales agreement, we settled the quarterly dividend with the issuance of 200,466 shares of our common stock. We also recorded a deemed dividend relating to the accretion of the discount of the Preferred Stock totaling $1.8 million.

During the six months ended June 30, 2010, there were no dividend payments to our common stockholders.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had the following off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

In addition to the Thermo Financing Agreements, we entered into an agreement with PWPS relating to the generating units purchased and installed at the Thermo No. 1 plant. Pursuant to the agreement, we retained approximately $4.3 million of the purchase price of the generating units pending the successful completion of the Thermo No. 1 plant. We are allowed to keep the retained portion of the purchase price as a liquidated damages payment if certain performance conditions related to the generating units are not met. As of June 30, 2010, the Thermo No. 1 plant was generating below targeted levels and had not achieved successful completion. As a result, we believe we may be entitled to keep the retained portion of the purchase price as liquidated damages. However, PWPS disputes our claim to the retained portion of the purchase price. Our ability to keep any portion of the retained amount will depend upon the resolution of the dispute with PWPS.

Our agreement with PWPS also provides for the payment by us to PWPS of liquidated damages if the Thermo No. 1 plant is not successfully completed as a result of any reason not related to the generating units. To secure this potential obligation, we provided a security interest to PWPS in five patents relating to our Transportation and Industrial segment. We believe the likelihood that we will be obligated to pay liquidated damages to PWPS is “remote”. Accordingly, we estimate the maximum potential obligation and the related fair value of the obligation to be immaterial at this time. Accordingly, we had not recorded a liability relating to this potential obligation at June 30, 2010.

Contractual Obligations and Commitments

We lease our corporate office located at 5152 North Edgewood Drive, Suite 200, Provo, Utah. Our corporate office lease expires on December 31, 2011. We also lease our Symetron™ testing facility in Utah County, Utah. Our testing facility lease is a rolling two month lease which originally expired on May 31, 2010 and has been extended on a month to month basis. The corporate offices and facilities are well maintained and in good condition.

On June 25, 2010, we entered into a sublease for offices in West Bloomfield, Michigan. Our office lease expires on September 25, 2010 with an option to extend the lease for an additional three months.

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

Total rent expense for all of our office space, testing facilities and outdoor storage site leases for the six months ended June 30, 2010 and 2009 was approximately $246,300 and $375,400, respectively.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases, our long-term debt and our executed purchase obligations as of June 30, 2010:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Lease Obligations	$646,782	$430,781	$216,001	$—	$—
Long Term Debt (principal and interest)	148,249,669	12,525,967	93,174,077	5,515,607	37,034,018
Purchase Obligations	14,475,198	5,574,796	3,062,059	3,249,473	2,588,870
Asset Retirement Obligations	2,959,793	225,285	—	—	2,734,508

Total	$166,331,442	$18,756,829	$96,452,137	$8,765,080	$42,357,396

The contractual purchase obligations set forth above are not recorded as liabilities in our consolidated financial statements. Our equipment purchase obligations are recorded as liabilities when the equipment is received by us or the risk of loss has been legally transferred to us. Amounts payable pursuant to our operating leases are expensed during the reporting period in which the amounts are due and payable. The operating lease obligations include operating leases for our corporate headquarters, Michigan offices and our testing facility.

The purchase obligations set forth in the table above include our amended agreements with PWPS for the purchase of power generating units and certain other agreements with vendors of equipment and services. As of June 30, 2010, we were obligated to pay the vendors approximately $5.6 million in 2010; $1.5 million in 2011; $1.6 million in 2012; $1.6 million in 2013; and $1.6 million in 2014, as reflected in the table above. Since our geothermal lease agreements are not considered to be operating leases the purchase obligations also include delay rental payments that we have agreed to make in order to maintain our granted rights to the leased properties.

The asset retirement obligations set forth in the table above include our future obligation to dismantle the geothermal power plant, plug and abandon our production-sized wells that we have drilled and restore the property to its original state at the end of the power plant’s useful life which is estimated at 35 years. We have also incurred an obligation to plug and abandon certain wells at our Lightning Dock project and our Thermo No. 1 plant within one year. Therefore, we have estimated the present value of the asset retirement liabilities for the Thermo No. 1 plant and for each of the respective wells. In connection with our asset retirement obligation, we have posted drilling bonds with the Nevada Department of Minerals totaling $50,000, the Utah Division of Water Rights totaling $50,000, the State of New Mexico Oil Conservation Division totaling $65,000 and the Oregon Department of Geology & Mineral Industries totaling $25,000 to ensure that we comply with the local plug and abandonment requirements associated with drilling wells.

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

In April 2010, the FASB issued updated guidance that sets forth the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. Specifically, consideration that is contingent upon the completion of a milestone may be recognized in its entirety as revenue in the period that milestone has been achieved if the milestone, in its entirety, meets all of the criteria to be considered substantive at the inception of an arrangement. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and applies to research or development deliverables under which the performance obligation is satisfied over a period of time and a portion, or all, of the consideration is contingent upon uncertain future events or circumstances. A reporting entity’s decision to use the milestone method of revenue recognition is a policy election. Since we do not currently have contracts that would qualify for the election of the milestone method, the adoption of this guidance will not have a material effect on our consolidated financial statements.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We continued to formalize documentation and perform testing of our financial processes during the period covered by this Quarterly Report on Form 10-Q. There was no change in our internal control over financial reporting that occurred during the second quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 17, 2009, Kay Mendenhall (“Mendenhall”), an individual, and Spindyne, Inc. (“Spindyne”), a Utah corporation, filed a complaint in Fourth Judicial District Court, Utah County, Utah against Jack H. Kerlin, an individual, Kraig Higginson, an individual, and Raser Technologies, Inc. Mendenhall and Spindyne allege that, around the time that Raser was formed, Kerlin, on behalf of Spindyne, assigned to Raser the rights to use certain proprietary technology that was owned by Spindyne. Mendenhall and Spindyne allege that they were not properly compensated for that technology. In general, the complaint alleges, among other claims, breach of contract, breach of implied covenant of good faith and fair dealing, and intentional interference with contract and prospective economic relations. The complaint seeks damages in an amount to be determined at trial for the value of the alleged technology. Neither Spindyne nor Mendenhall have any relationship with us or Mr. Higginson, our Chairman. The alleged technology at issue in the complaint is not currently in use and has never been used by us or, to the knowledge of the Company, Mr. Higginson. We, along with Messers Higginson and Kerlin, filed a motion to dismiss the complaint, which was granted by the Fourth Judicial Court on May 5, 2010. The plaintiffs filed a notice of appeal on June 3, 2010. The appeal is currently pending.

On May 26, 2009, Bakersfield Pipe and Supply, Inc. (“Bakersfield”) filed a complaint in Fifth Judicial District Court, Beaver County, Utah against Thermo No. 1 BE-01, LLC, Intermountain Renewable Power, LLC and Raser Technologies, Inc., alleging breach of contract and attempting to foreclose on a mechanic’s lien. During the first quarter of 2010, the court declared judgment in favor of Bakersfield in the amount of $1.1 million, plus interest from the date of the judgment. As of May 8, 2010, we had paid $1.5 million to Bakersfield in full satisfaction of the judgment against us. We have no remaining obligations to Bakersfield, and the mechanics lien has been released.

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

At June 30, 2010, we had approximately $0.3 million in cash and cash equivalents and $30.2 million in restricted cash. As such, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. Our operating activities used approximately $23.5 million of cash for the year ended December 31, 2009 and approximately $13.1 million of cash during the six months ended June 30, 2010. We have incurred substantial losses since inception and we are not operating at cash breakeven. Obligations that may exert further pressure on our liquidity situation include (i) the obligation to repay the remaining amounts borrowed under our Unsecured Line of Credit Agreement and Promissory Note; (ii) the obligation to pay interest on our outstanding convertible notes; (iii) any amounts we may be obligated to pay PWPS for the turbines installed at the Thermo No. 1 plant; (iv) the obligation to pay Merrill Lynch a redemption amount of $20.0 million plus accrued interest on or before June 30, 2011; and (v) the obligation to pay up to $6.0 million to Prudential pursuant to the Forbearance Agreement. On June 29, 2010, the Unsecured Line of Credit Agreement and Promissory Note was assigned by Radion Energy, LLC, a related party, to two separate entities that are not related to us.

From time to time, we have raised additional capital through the sale of equity and equity-related securities. Most recently, on June 22, 2010, we completed the sale of $750,000 of our common stock to War Chest Capital Partners. Our proceeds from the sale of our common stock on June 22, 2010 were approximately $725,000, after deducting fees and expenses. On June 30, 2010, we completed the sale of $400,000 of our common stock to War Chest Capital Partners. Our proceeds from the sale of our common stock on June 28, 2010 were approximately $390,000, after deducting fees and expenses. In July 2010, we completed the sale of $750,000 of our common stock to War Chest Capital Partners and Iroquois Master Fund, LTD. Our proceeds from the sale of our common stock in July 2010 were approximately $740,000, after deducting fees and expenses.

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

In February of 2010, we received the Grant from the U.S. Treasury under the Recovery Act totaling $33.0 million. Approximately $3.8 million of the grant funds were released to us, as owner of the project. The remainder of the grant funds was placed in escrow to be released to the other parties that provided the debt and equity financing for the project based on the electrical output, operational costs of the plant and certain other factors. On July 9, 2010, we entered into the Forbearance Agreement pursuant to which the lenders of the debt financing for the Thermo No. 1 plant received a payment of $27.0 million out of the escrow and waived compliance with certain debt-related covenants and obligations until June 29, 2011. During the next year, but no later than June 29, 2011, the lenders are entitled to receive an additional payment of up to $6.0 million plus the expenses of the administrative lender and agents. The Forbearance Agreement contemplates that we will satisfy this additional payment by using proceeds from the sale of all or part of our interest in the Thermo No. 1 plant. After providing for the $27.0 million payment to the lenders, approximately $3.0 million in the Thermo No. 1 plant escrow account remained in escrow to be used for the operation of the Thermo No. 1 plant and other related expenses. Because the amount contained in the Thermo No. 1 plant escrow account was insufficient to fully satisfy the lenders, to the extent we are obligated to pay PWPS any additional amounts for the turbines in production at the Thermo No. 1 plant, such payments shall be made out of our general corporate funds. In addition, we are obligated to pay Merrill Lynch its redemption amount of $20.0 million pursuant to the terms of a promissory note on or before June 30, 2011.

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

In December 2009, we terminated our Commitment Letter with Merrill Lynch to finance up to 155 MW of future projects. The Commitment Letter was terminated as part of an overall restructuring of the project finance and tax equity agreements for the Thermo No. 1 plant. We are currently seeking other financing arrangements to fund the development of additional projects.

Early-stage development activities, such as drilling at potential project sites, preliminary engineering, permitting, legal fees and other expenses can be difficult to finance. Project financing is not typically available for these preliminary activities. As a result, we have generally had to fund these activities out of funds available for general corporate purposes. On December 7, 2009, we entered into a Co-Development Agreement with Evergreen Clean Energy, LLC (“Evergreen”), which could provide an alternative source of funding for drilling or other early-stage development activities at certain projects. Evergreen’s funding obligations with respect to each site selected for development are subject to the satisfaction of a number of conditions, including satisfactory due diligence, the completion of certain milestones, the granting of a security interest, and the negotiation of definitive agreements relating to the financing of each project. Under the terms of the Co-Development Agreement, Evergreen would receive warrants to purchase shares of our common stock in connection with the funding of each project selected for development. The total amount of warrants to be issued will be dependent upon the amount of funding provided.

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

The terms of our outstanding Preferred Stock provide that each share of Preferred Stock is entitled to a quarterly dividend, payable in cash or shares of our common stock at an annual rate equal to the 3-month LIBOR plus 8%, but in no event higher than 14%. The terms of the Preferred Stock restrict our ability to pay dividends to our common stockholders unless we are current in our dividend obligations to the Preferred Stock and any dividend payment to our common stockholders is made equally to the holders of the Preferred Stock as if such holders had converted or redeemed their Preferred Stock for shares of our common stock. In addition, the holders of the Preferred Stock may redeem the shares of Preferred Stock at the earlier of July 28, 2010 or the date on which the price of our common stock exceeds $2.00 per share, or the date of a public announcement of the intention or agreement to engage in a transaction or series of transactions that may result in a change of control. The preferential dividend and redemption rights of the Preferred Stock may make investments in our securities less attractive to potential investors.

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

While we have issued all of the shares underlying the warrant that we issued to Fletcher in 2008 if we announce an event that results in the change of control of our company, Fletcher would be entitled to exert certain rights to purchase a certain quantity of shares of the acquiring company. The ability of Fletcher to exert this right could make investments in our securities less attractive to potential investors, and could adversely affect our ability to negotiate with potential investors.

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

We have a limited operating history and, from our inception, we have earned limited revenue from operations. We have incurred significant net losses in each year of our operations, including a net loss applicable to common stockholders of approximately $20.2 million and $72.8 million for the year ended December 31, 2009 and the six months ended June 30, 2010, respectively. As a result of ongoing operating losses, we had an accumulated deficit of approximately $182.5 million on cumulative revenues from inception of approximately $5.2 million as of June 30, 2010. In addition, at June 30, 2010, we had negative working capital totaling $30.0 million.

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

The closing price of our common stock declined significantly over the last twelve months. The closing price fluctuated from a low of $0.51 per share to a high of $2.58 per share during the period from July 1, 2009 to June 30, 2010. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside of our control, including the level of short sale transactions. As a result, the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in our stock price, there may be increased risk that securities litigation, governmental investigations or enforcement proceedings may be instituted against us. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

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

During the three months ended June 30, 2010, we delivered 11,462 MW hours of electricity to the City of Anaheim. Although we placed the Thermo No. 1 plant in service in the first quarter of 2009 for accounting purposes, we were unable to operate the plant at designed capacity due primarily to mechanical deficiencies of the power generating units, lower than anticipated well field temperature and flow from certain wells and other inefficiencies which occurred as a result of overall design of the plant. Accordingly, we initiated several actions to improve the electrical output of the plant and the resource. These efforts included reworking certain production wells, the installation of bottom cycling operations and the replacement of recirculation pumps on each of the generating units with more efficient pumps. These efforts culminated in June 2010, at which time we evaluated the actual impact of these initiatives and the resulting overall performance of the plant. The results of this evaluation indicate that plant performance may improve from the current output level of approximately 6.6 megawatts, but most likely will not achieve originally designed electrical output levels.

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

A significant portion of our net revenue is attributed to revenues derived from power purchasers under the relevant power purchase agreements. The City of Anaheim has accounted for 100%, of our revenues for the three months ended June 30, 2010. We do not make any representations as to the financial condition or creditworthiness of any purchaser under a power purchase agreement, and nothing in this quarterly report should be construed as such a representation.

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

We recently received two deficiency notices from the New York Stock Exchange stating that we are not in compliance with certain of its listing standards. If we fail to cure these listing standard deficiencies and maintain our listing on the New York Stock Exchange, our business could be materially harmed and our stock price could decline.

Our shares of common stock are listed on the NYSE. Pursuant to the Sarbanes-Oxley Act of 2002, national securities exchanges, including the NYSE, have adopted more stringent listing requirements. On April 27, 2010, we received notice from the NYSE that we had fallen below the continued listing standard regarding price criteria for common stock under Section 802.01C of the NYSE’s Listed Company Manual (the “April Deficiency Notice”). Section 802.01 C requires that a company’s common stock have a minimum average closing price of $1.00 per share during a consecutive 30-day trading period. Under the NYSE’s rules, we have six months from the date of the April Deficiency Notice to bring our average common stock price over a 30-day trading period back above $1.00 or we will be delisted from the NYSE. In addition, on July 30, 2010 we received notice from the NYSE (the “July Deficiency Notice”) that we had fallen below the continued listing criteria under Sections 801 and 802 of the NYSE’s Listed Company Manual because our total market capitalization is less than $50.0 million over a 30-day trading period and our stockholders’ equity is less than $50.0 million. As of July 26, 2010, our 30-day trading period average market capitalization was approximately $49.3 million and our stockholders’ deficit as of June 30, 2010 was $40.6 million. Under the NYSE’s rules, we have 45 days from the date of the July Deficiency Notice to submit a business plan to the NYSE that discusses how we will regain compliance with the criteria established in Sections 801 and 802 within 18 months of our receipt of the July Deficiency Notice. After reviewing our business plan, the NYSE will either accept the business plan and will monitor our progress on a quarterly basis, or the NYSE will reject our business plan and subject us to suspension by the NYSE and delisting by the SEC.

We may not be able to cure our current listing standard deficiencies or maintain our compliance with all of the other listing standards of the NYSE. Any failure by us to maintain our listing on the NYSE could materially harm our business, cause our stock price to decline, and make it more difficult for our stockholders to sell their shares.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. In addition, if our officers, directors or employees sell previously restricted shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 80.2 million shares were free of restrictive legend as of June 30, 2010, up from approximately 67.2 million as of December 31, 2009. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

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

Item 5.	Other Information

On August 5, 2010, we amended our Unsecured Line of Credit Agreement and Promissory Note by entering into Amendment No. 2 to Unsecured Line of Credit and Promissory Note (the “Amendment No. 2) with Evergreen Clean Energy Fund, LLC and Bombay Investments (collectively, the “LOC Lenders”). The rights, interests and privileges to our Unsecured Line of Credit Agreement and Promissory Note were previously held by Radion Energy, LLC, which is controlled by our Chairman, Kraig Higginson. Radion Energy, LLC’s rights under the Unsecured Line of Credit Agreement and Promissory Note were assigned to the LOC Lenders on June 29, 2010. On June 30, 2010, the principal and accrued interest payable under the Unsecured Line of Credit Agreement and Promissory Note was $5.2 million. The Amendment No. 2 extends the maturity date of the Unsecured Line of Credit Agreement and Promissory Note from July 31, 2010 to October 31, 2010 in consideration for a two percent (2%) increase to the principal amount owing under the Unsecured Line of Credit Agreement and Promissory Note, which increased the amount that we owe to the LOC Lenders to $5.3 million.

A copy of the Amendment No. 2 is attached to this Quarterly Report on Form l0-Q as Exhibit 10.8 and is incorporated herein by reference. The foregoing is only a brief description of the material terms of the Amendment No. 2, does not purport to be a complete description of the rights and obligations of the parties thereunder and such description is qualified in its entirety by reference to the exhibit.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1	Subscription Agreement, dated June 18, 2010, between Raser Technologies, Inc. and War Chest Capital Partners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010)

10.2	Subscription Agreement, dated June 28, 2010, between Raser Technologies, Inc. and War Chest Capital Partners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 2, 2010)

10.3	Schedule Z Amendment, dated as of June 30, 2010, among Thermo No. 1 BE-01, LLC, Deutsche Bank Trust Company Americas, The Prudential Insurance Company of America, Intermountain Renewable Power, LLC, Columbia Renewable Power, LLC, Raser Technologies, Inc., and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 7, 2010)

10.4	Amendment, Consent and Forbearance Agreement, dated July 9, 2010 among Thermo No. 1 BE-01, LLC, The Prudential Insurance Company of America, Zurich American Insurance Company, Deutsche Bank Trust Company Americas, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 14, 2010)

Exhibit Number	Description of Document

10.5	Second Amendment to Account and Security Agreement, dated July 9, 2010, between Thermo No. 1 BE-01, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 14, 2010)

10.6	Subscription Agreement, dated July 14, 2010, between Raser Technologies, Inc. and War Chest Capital Partners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 20, 2010)

10.7	Subscription Agreement, dated July 19, 2010, between Raser Technologies, Inc. and Iroquois Master Fund, LTD. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 20, 2010)

10.8*	Amendment No. 2 to Unsecured Line of Credit Agreement and Promissory Note, dated as of August 5, 2010, among Evergreen Clean Energy Fund, LLC, Bombay Investments, and Raser Technologies, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	To be filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RASER TECHNOLOGIES, INC.
(Registrant)

August 11, 2010	/S/ JOHN T. PERRY
John T. Perry,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Subscription Agreement, dated June 18, 2010, between Raser Technologies, Inc. and War Chest Capital Partners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010)

10.2	Subscription Agreement, dated June 28, 2010, between Raser Technologies, Inc. and War Chest Capital Partners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 2, 2010)

10.3	Schedule Z Amendment, dated as of June 30, 2010, among Thermo No. 1 BE-01, LLC, Deutsche Bank Trust Company Americas, The Prudential Insurance Company of America, Intermountain Renewable Power, LLC, Columbia Renewable Power, LLC, Raser Technologies, Inc., and Raser Power Systems, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 7, 2010)

10.4	Amendment, Consent and Forbearance Agreement, dated July 9, 2010 among Thermo No. 1 BE-01, LLC, The Prudential Insurance Company of America, Zurich American Insurance Company, Deutsche Bank Trust Company Americas, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 14, 2010)

10.5	Second Amendment to Account and Security Agreement, dated July 9, 2010, between Thermo No. 1 BE-01, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 14, 2010)

10.6	Subscription Agreement, dated July 14, 2010, between Raser Technologies, Inc. and War Chest Capital Partners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 20, 2010)

10.7	Subscription Agreement, dated July 19, 2010, between Raser Technologies, Inc. and Iroquois Master Fund, LTD. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 20, 2010)

10.8*	Amendment No. 2 to Unsecured Line of Credit Agreement and Promissory Note, dated as of August 5, 2010, among Evergreen Clean Energy Fund, LLC, Bombay Investments, and Raser Technologies, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	To be filed herewith.