Form 10-Q
period 2010-09-30
RASER TECHNOLOGIES INC
filed 2010-11-10
CIK 1103078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of November 9, 2010 was 105,497,009 shares.

Raser Technologies, Inc.
Form 10-Q for the Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$136,891	$41,782
Restricted cash	2,198,653	76,921
Federal grant receivable	—	32,990,089
Trade accounts and notes receivable, net	620,622	336,788
Restricted short-term marketable securities (held to maturity)	—	2,191,339
Prepaid expenses and short-term deposits	795,627	1,050,590
Total current assets	3,751,793	36,687,509
Restricted cash	75,337	9,074,770
Land	1,811,063	1,811,063
Geothermal property, plant and equipment, net (held for sale)	30,013,891	80,433,597
Power project leases and prepaid delay rentals	6,807,459	6,530,946
Geothermal well field development-in-progress	1,011,508	885,586
Power project construction-in-progress	8,522,353	8,278,500
Equipment, net	521,455	606,421
Intangible assets, net	1,555,510	1,552,425
Deferred financing costs, net	2,173,993	6,928,593
Other assets	1,436,064	1,402,752
Total assets	$57,680,426	$154,192,162

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$10,712,508	$16,677,632
15.00% senior secured note, net of discount of $— and $1,232,846, respectively	20,750,000	18,767,154
Unsecured line of credit, net of discount of $— and $33,399, respectively	5,225,416	5,528,553
Short-term portion of long-term notes	2,197,726	1,937,290
Short-term 7.00% senior secured note (non-recourse), net of discounts of $890,378 and $—, respectively	9,037,714	—
Deferred revenue and credits	297,524	200,000
Total current liabilities	48,220,888	43,110,629
Asset retirement obligation	3,012,449	2,749,342
Long-term 7.00% senior secured note (non-recourse), net of discounts of $— and $4,469,481, respectively	—	24,772,966
Long-term 8.00% convertible senior notes	55,000,000	55,000,000
Warrant liabilities	1,031,368	11,724,219
Total liabilities	107,264,705	137,357,156
Contingencies and commitments, (Notes A, B)
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Series A-1 cumulative convertible preferred stock, 5,000 shares authorized, issued and outstanding; liquidation preference of $5,000,000	5,000,000	—
Stockholders’ equity (deficit):
Common stock, $.01 par value, 250,000,000 shares authorized, 96,191,219 and 79,266,927 shares issued and outstanding, respectively	961,912	792,669
Additional paid in capital	138,627,171	125,757,611
Accumulated deficit	(194,173,362)	(109,715,274)
Total stockholders’ equity (deficit)	(49,584,279)	16,835,006
Total liabilities and stockholders’ equity (deficit)	$57,680,426	$154,192,162

See accompanying notes to condensed consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$1,030,350	$845,265	$3,059,272	$1,252,506
Cost of revenue
Direct costs	1,333,763	2,150,652	4,013,460	3,283,296
Depreciation and amortization	26,203	735,126	1,251,084	1,445,900
Gross margin	(329,616)	(2,040,513)	(2,205,272)	(3,476,690)

Operating expenses
General and administrative	1,662,096	2,352,612	6,253,402	7,633,943
Power project development	1,205,029	1,245,849	4,595,080	6,509,230
Research and development	895,800	364,557	1,500,037	1,592,124
Impairment of Thermo No. 1 plant	—	—	52,189,174	—
Total operating expenses	3,762,925	3,963,018	64,537,693	15,735,297
Operating loss	(4,092,541)	(6,003,531)	(66,742,965)	(19,211,987)
Interest income	1,304	33,538	30,739	122,342
Interest expense	(9,827,917)	(3,481,165)	(15,299,481)	(8,714,110)
Make-whole fee	—	—	(7,031,703)	—
Gain on derivative instruments	2,739,517	5,918,100	8,472,298	12,917,454
Other	160,298	—	(84,233)	(131,442)
Loss before income taxes	(11,019,339)	(3,533,058)	(80,655,345)	(15,017,743)
Tax benefit (expense)	—	—	—	—
Net loss	$(11,019,339)	$(3,533,058)	$(80,655,345)	$(15,017,743)
Preferred dividend	(107,852)	—	(277,952)	—
Deemed dividend – accretion of discount of Series A-1 cumulative convertible preferred stock	(563,966)	—	(3,524,790)	—
Non-controlling interest in the Thermo No. 1 subsidiary	—	(248,513)	—	806,458
Net loss applicable to common stockholders	$(11,691,157)	$(3,781,571)	$(84,458,087)	$(14,211,285)
Loss per common share-basic and diluted	$(0.13)	$(0.05)	$(0.97)	$(0.21)
Weighted average common shares-basic and diluted	92,858,000	74,881,000	86,977,000	68,321,000

See accompanying notes to condensed consolidated financial statements

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(80,655,345)	$(15,017,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	1,629,036	1,849,449
Deferred financing costs amortization	9,692,442	4,933,692
Preferred warrants issuance costs	607,300	—
Impairment of Thermo No. 1 plant	52,189,174	—
Gain on derivative instrument	(8,472,298)	(12,917,454)
Common stock, stock options and warrants issued for services	1,727,432	3,070,171
Other	86,858	219,241
Increase in accounts receivable	(283,833)	(274,871)
(Increase) decrease in other assets	56,428	(313,487)
Increase (decrease) in accounts payable and accrued liabilities	1,250,957	(543,730)
Increase in deferred revenue	33,657	—
Increase in restricted cash	(2,121,444)	—
Net cash used in operating activities	(24,259,636)	(18,994,733)
Cash flows from investing activities:
Proceeds from securities held to maturity	2,200,000	2,200,000
Proceeds from federal grant	32,990,089	—
Decrease in deposits	142,812	1,136,073
Decrease in restricted cash	8,999,145	8,511,308
Well field development costs	(3,406,580)	(13,521,883)
Construction costs	(4,385,891)	(17,165,368)
Power project lease acquisitions	(167,749)	(82,000)
Power project equipment deposits	—	7,056,375
Other investing activities	(202,587)	(433,863)
Net cash provided by (used in) investing activities	36,169,239	(12,299,358)
Cash flows from financing activities:
Proceeds from sale of Series A-1 cumulative convertible preferred stock and preferred warrants	4,619,437	—
Principal payments of 7.00% senior secured notes (non-recourse)	(20,295,529)	(471,109)
Incurrence of deferred financing fees	(92,597)	(320)
Proceeds from 10.0% line of credit	125,000	13,373,000
Principal payment of the 10.0% line of credit	(278,718)	(2,900,000)
Proceeds from at-the-market transactions	1,526,223	23,575,332
Proceeds from registered direct offerings	2,581,690	—
Net cash provided by (used in) financing activities	(11,814,494)	33,576,903
Net increase (decrease) in cash and cash equivalents	95,109	2,282,812
Cash and cash equivalents at beginning of period	41,782	1,534,820
Cash and cash equivalents at end of period	$136,891	$3,817,632

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the results of our operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other period.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred substantial losses since inception, and we are not operating at cash breakeven. Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our business plan and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable, interest expense and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include (i) the obligation to repay the remaining amounts borrowed under our Unsecured Line of Credit Agreement and Promissory Note (“Promissory Note”); (ii) the obligation to pay interest on our outstanding convertible notes; (iii) any amounts we may be obligated to pay Pratt & Whitney Power Systems (“PWPS”) for the turbines installed at the Thermo No. 1 plant; (iv) the obligation to pay Merrill Lynch a redemption amount of $20.0 million plus accrued interest on or before June 30, 2011; (v) the obligation to pay up to $6.25 million to Prudential pursuant to a Forbearance Agreement, as amended, which is described below; (vi) the obligation to pay any outstanding amounts under the Evergreen Secured Promissory Note described below; and (vii) the potential obligation to repay the remaining amounts borrowed under the Lightning Dock Secured Promissory Note if it is not credited toward Evergreen-FE’s equity investment in Lightning Dock. On October 13, 2010, approximately $2.5 million of the amount outstanding on the Promissory Note was exchanged for equity thereby reducing the total amount outstanding on the Promissory Note to $2.8 million.  Additionally, the maturity of the Promissory Note was extended from October 31, 2010 to June 30, 2011.

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

USTDA Grant

One of our geothermal interests consists of a geothermal concession in Indonesia. We and Indonesia Power submitted a joint application for a U.S. Trade and Development Agency (“USTDA”) grant for an exploration program on the land subject to the concession, and on March 29, 2010, we received notice from the USTDA that we had received a grant of up to $934,000. In April 2010, we signed an agreement with Indonesia Power to be the sole source contractor for the exploration program and began conducting exploration activities. Under the grant, USTDA will reimburse us up to $934,000 which is 70% of the overall estimated costs of $1,343,000 to be incurred for the exploration program. Accordingly, 30%, or $409,000, of the overall costs required as part of the cost matching provision will not be reimbursed. Any costs incurred in excess of $1,343,000 will also not be reimbursed. Since the purpose of the USTDA grant is to reimburse us for current exploration (research and development) related expenditures, we will recognize the amount reimbursable to us as a reduction of current or future related expenses, in the period when the related qualifying expense is recognized. As of September 30, 2010, we had incurred approximately $0.1 million of expenses in connection with the USTDA grant and received the first payment of $0.2 million.

Restricted Cash

In August 2008, we entered into certain financing arrangements for our Thermo No. 1 plant (the “Thermo Financing Agreements”). In July 2010, The Thermo Financing Agreements were amended by an Amendment, Consent and Forbearance Agreement (the “Forbearance Agreement”) executed by The Prudential Insurance Company of America and Zurich American Insurance Company (the “Thermo Lenders”), Deutsche Bank Trust Company Americas, as Administrative Agent, and us.  Pursuant to the Forbearance Agreement, the restrictive nature of the Thermo No. 1 restricted cash accounts changed from being restricted for the purposes of drilling and constructing the plant to being restricted for the purposes of paying for plant operations.  In addition, $27.0 million out of the Thermo No. 1 escrow account was paid to the holders of our 7.0% senior secured note.  The amount includes a principal reduction of $20.0 million of our debt and a make-whole fee for non-performance of $7.0 million.  Accordingly, our restricted cash relating to the Thermo No. 1 plant operation is classified as a short-term asset as of September 30, 2010.

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

In August 2010, the FASB issued updated guidance that amends various SEC paragraphs pursuant to the issuance of Release No.  33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies.  Management believes that the adoption of this guidance does not have a material effect on our consolidated financial statements.

B. Contingencies and Commitments

Guarantees

We have a variety of obligations under the financing arrangements for our Thermo No. 1 plant (the “Thermo Financing Agreements”). The Thermo Financing Agreements have been amended a number of times. On July 9, 2010, the Thermo Financing Agreements were amended by the Forbearance Agreement executed by the Thermo Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and us.. In connection with the Forbearance Agreement, on July 9, 2010, we entered into a Second Amendment to Account and Security Agreement with Deutsche Bank Trust Company Americas (the “Second Amendment to the Security Agreement”), and together with the Forbearance Agreement and the Second Amendment to the Security Agreement, the “Amendments”).

Pursuant to the Amendments, the Thermo Lenders received an immediate payment of $27.0 million out of the Thermo No. 1 escrow account and waived compliance with certain debt-related covenants and obligations for the next year. This amount includes a principal reduction of $20.0 million of our debt and a make-whole fee for non-performance of $7.0 million. The outstanding balance of our 7.0% senior secured note (non-recourse) continues to be secured by essentially all of the assets in our Thermo No. 1 subsidiary including our Thermo No. 1 plant.  The total carrying value of the collateralized assets at September 30, 2010 was approximately $35 million.

After providing for this payment to the Thermo Lenders, approximately $3.0 million in the Thermo No. 1 plant escrow account remained in escrow to be used for the operation of the Thermo No. 1 plant and other related expenses. Pursuant to the First Amendment to the Forbearance Agreement, $1.1 million of the Thermo No. 1 plant escrow funds were released to us.  The Thermo Lenders are entitled to receive an additional payment of up to $6.25 million plus the expenses of the administrative lender and agents (the “Additional Payment”) for full satisfaction of all amounts owed to them on or before February 1, 2011.

The Amendments contemplate that we will satisfy the Additional Payment using proceeds from the sale of all or part of our interest in the Thermo No. 1 plant, but the Amendments permit us to satisfy the Additional Payment by using cash from other sources, if available. If the sale includes all of our interests in the Thermo No. 1 plant, the Thermo Lenders are entitled to receive 50% of the proceeds of such a sale up to a maximum of $6.25 million plus the expenses of the administrative lender and agents. If the sale includes only a portion of our interests in Thermo No. 1, we are obligated to pay the Thermo Lenders $6.25 million plus the expenses of the administrative lender and agents.

If the Additional Payment is not paid prior to February 1, 2011, then the Thermo No. 1 project would be obligated for the full payment of the original principal amount of $9.8 million, plus accrued interest at a rate of 7% per annum. Although this deficiency would be an obligation of our Thermo No. 1 subsidiary, the Thermo Lenders could potentially bring a claim under the Guaranty Agreement or EPC Agreement against us as described below. As a result of the payments to the Thermo Lenders in accordance with the Forbearance Agreement, the funds in the project escrow accounts were insufficient to pay any amounts to Merrill Lynch. Therefore, we became obligated to pay $20.0 million owed to Merrill Lynch to settle the prior redemption of its interest in the Thermo No. 1 subsidiary on or before June 30, 2011 and, we recorded the related liability accordingly. The liability is currently classified as short-term debt on our September 30, 2010 balance sheets.

The Thermo Financing Agreements also include an engineering, procurement and construction agreement (the “EPC Agreement”) with Thermo No. 1 BE-01, LLC (“Thermo Subsidiary”). Pursuant to the EPC Agreement, we agreed to oversee the engineering, procurement and construction of the Thermo No. 1 plant. In addition, we guaranteed the completion of the plant construction and the payment of all services performed by the subcontractors. All intercompany transactions related to the EPC Agreement are eliminated in consolidation of the financial statements. As part of the Forbearance Agreement and assuming an additional Credit Agreement Default or Credit Agreement Event of Default (each as defined in the Thermo Financing Agreements) does not occur or any party does not take action against Thermo No. 1, we do not have any further liabilities as a result of our failure to achieve Final Completion as long as we make the Additional Payment to the Thermo Lenders on or before February 1, 2011. We have essentially completed our construction phase at the Thermo No. 1 project. However, we may continue to make improvements to the Thermo No. 1 plant in the future to improve its output.

The Thermo Financing Agreements include a guaranty (the “Guaranty Agreement”). Under the Guaranty Agreement, we guaranteed the full payment of any drilling costs in excess of the original drilling account escrow of $5.7 million that may be required to achieve Final Completion (as defined in the Thermo Financing Agreements, as amended) by July 9, 2010.  Through September 30, 2010, we had contributed an additional $16.4 million to the drilling account escrow for completion of the well field. The drilling costs are accrued and capitalized in the period in which they are incurred.

In addition to the Thermo Financing Agreements, we entered into an agreement with PWPS relating to the generating units purchased and installed at the Thermo No. 1 plant (the “PWPS Agreement”). Pursuant to the PWPS Agreement, we retained approximately $4.3 million of the purchase price of the generating units pending the successful completion of the Thermo No. 1 plant. We are allowed to keep the retained portion of the purchase price as a liquidated damages payment if certain performance conditions related to the generating units are not met. As of September 30, 2010, the Thermo No. 1 plant was generating below targeted levels and had not achieved successful completion. As a result, we believe we may be entitled to keep the retained portion of the purchase price as liquidated damages. However, PWPS disputes our claim to the retained portion of the purchase price. Our ability to keep any portion of the retained amount will depend upon the resolution of the dispute with PWPS. The PWPS Agreement also provides for the payment by us to PWPS of liquidated damages if the Thermo No. 1 plant is not successfully completed as a result of any reason not related to the generating units. To secure this potential obligation, we provided a security interest to PWPS in five patents relating to our Transportation and Industrial segment. We believe that any action by PWPS would be without merit and would be vigorously contested. Accordingly, we estimate the maximum potential obligation and the related fair value of the obligation to be immaterial at this time. Accordingly, we had not recorded a liability relating to this potential obligation at September 30, 2010. We also entered into a service and maintenance agreement with PWPS to provide maintenance services for the generating units at the Thermo No. 1 plant.  As of September 30, 2010, the annual commitments through 2013 when the agreement may be terminated by us without penalty are approximately $0.2 million in 2010; $0.9 million in 2011; $1.0 million in 2012; and $1.0 million in 2013.

We, through our subsidiaries, have entered into four wheeling transmission agreements in Utah, New Mexico, and Nevada.  The terms of the agreements are from between five to twenty years.  Under the agreements, the start dates are deferrable annually for up to five years or until the later of the service acceptance date or completion of required upgrades by us, if any.  As of September 30, 2010, we were obligated to pay $0.1 million in 2010; $1.0 million in 2011; $1.2 million in 2012; $1.2 million in 2013; $1.2 million in 2014 and $10.9 million thereafter through 2030.  The wheeling costs are generally reimbursable under power purchase agreements or can be sold to third parties at negotiated prices.  Currently, our City of Anaheim and Salt River Project power purchase agreements contain provisions that fully reimburse the wheeling costs.  Of the wheeling transmission commitments above, the amount of wheeling costs that will be reimbursed under our power purchase agreements approximate $0.1 million in 2010; $0.7 million in 2011; $0.7 million in 2012; $0.7 million in 2013; $0.7 million in 2014 and $3.7 million thereafter through 2030.  To the extent we have transmission service rights in excess of our current project needs, we intend to resell all or a portion of our wheeling transmission capacity to third parties for the remaining commitments to minimize the impact of the overall commitment. Since these wheeling agreements are held in our special purpose subsidiaries and not guaranteed by the parent, we believe that should we fail to pay the commitments, there would be no recourse to the parent company.

We have purchase options with certain landowners in New Mexico to exercise at our sole discretion, the right to acquire approximately 968 acres of water rights totaling $0.7 million. The water rights purchase options may be terminated by us at any time without penalty and expire on December 31, 2010.

On October 1, 2010, we entered into a letter agreement (the "Evergreen-FELetter Agreement") with Evergreen-FE Lightning Dock, LLC ("Evergreen-FE"), and our wholly owned subsidiaries Los Lobos Renewable Power, LLC, Raser Power Systems LLC and Lightning Dock Geothermal HI-01, LLC ("Lightning Dock"). In connection with the Evergreen-FE Letter Agreement, Evergreen-FE committed to loan certain funds to Lightning Dock pursuant to a secured promissory note, dated October 1, 2010, between Lightning Dock and Evergreen-FE (the "Lightning Dock Secured Promissory Note"). Lightning Dock's obligations under the Lightning Dock Secured Promissory Note are secured by certain collateral of Lightning Dock pursuant to a security agreement, dated as of October 1, 2010, between Lightning Dock and Evergreen-FE (the "Lightning Dock Security Agreement").

It is anticipated that Lightning Dock will receive short-term loans for up to an aggregate of approximately $2.0 million from Evergreen-FE to allow Lightning Dock to continue the initial development of the Lightning Dock geothermal power project. While these resource development efforts continue, we, Lightning Dock and Evergreen-FE intend to negotiate the substantive terms of a proposed equity investment of approximately $15.3 million by Evergreen-FE in Lightning Dock (the "Proposed Equity Investment"). The Proposed Equity Investment would represent an initial 51% interest in Lightning Dock (converting into a 50% interest at completion), and such funds would be used to finance a portion of the development and operation of the Lightning Dock geothermal power project.

The terms of the Lightning Dock Secured Promissory Note state that interest accrues at a rate of 0.25% per month on any amounts that are loaned to Lightning Dock prior to the Lightning Dock Secured Promissory Note's maturity date of November 30, 2010 (the "Maturity Date"). After the Maturity Date, interest accrues on any amounts that remain outstanding at a rate of 0.83% per month.

The terms of the Evergreen-FE Letter Agreement state that if the parties are able to negotiate and finalize definitive agreements relating to Evergreen-FE's proposed equity investment in Lightning Dock, any amounts loaned to Lightning Dock by Evergreen-FE would be credited toward the purchase price for the Proposed Equity Investment. Although we intend to work closely with Evergreen-FE to finalize definitive agreements, under the Evergreen-FE Letter Agreement, Evergreen-FE is not be obligated to make the Proposed Equity Investment until the parties execute definitive agreements. Furthermore, even if definitive agreements are executed, Evergreen-FE's obligations to fund its investment may be subject to the satisfaction of certain conditions, which could include commitments for debt financing, additional due diligence or other conditions beyond our control.

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

Although we placed the Thermo No. 1 plant in service in the first quarter of 2009 for accounting purposes, we were unable to operate the plant at designed capacity due primarily to mechanical deficiencies of the power generating units, lower than anticipated well field temperature and flow from certain wells and other inefficiencies which occurred as a result of overall design of the plant. Accordingly, we initiated several actions to improve the electrical output of the plant and the resource. These efforts included reworking certain production wells, the installation of bottom cycling operations and the replacement of recirculation pumps on each of the generating units with more efficient pumps. These efforts culminated in June 2010, at which time we evaluated the actual impact of these initiatives and the resulting overall performance of the plant. The results of this evaluation indicate that plant performance may improve from the current output level of approximately 6.6 megawatts, but most likely will not achieve originally designed electrical output levels. After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. Accordingly, we recognized an impairment of the Thermo No. 1 plant and expensed $52.2 million of capitalized costs during the second quarter of 2010 resulting in the new basis of $30.1 million in the Thermo No. 1 plant.

On July 9, 2010 in conjunction with the execution of the Forbearance Agreement our Board of Directors authorized the solicitation of the sale of Thermo No. 1, or an interest therein.  We have engaged an investment bank to assist in the sale of Thermo No. 1 and the solicitation process is currently ongoing. Accordingly we have reclassified the Thermo No. 1 plant to asset held for sale.  As a result we have ceased recording depreciation expense of approximately $0.2 million per quarter until the plant is sold or reclassified as held for operations.  Had we recorded the depreciation expense relating to the Thermo No. 1 plant during the third quarter of 2010, the loss per common share computation for the third quarter of 2010 would not have changed.  The impact of not recording depreciation expense relating to the Thermo No. 1 plant on future earnings would be estimated to potentially decrease the loss per common share by up to $0.01 per share for the year ended December 31, 2010.  We anticipate concluding this process in the first quarter of 2011.

The table below sets forth the capitalized costs relating to our property, plant and equipment, after reducing the costs for the impairment of the Thermo No. 1 plant as of September 30, 2010 and reducing the costs for the amount of the federal grant received as of December 31 2009, respectively:

	September 30, 2010	December 31, 2009
Thermo No. 1 Plant:
Power project lease acquisitions	$919,791	$2,514,581
Well field drilling costs	11,673,140	31,813,747
Power plant	16,773,036	43,046,062
Transmission equipment	1,933,512	5,301,379
Accumulated depreciation	(1,285,588)	(2,242,172)
Geothermal property, plant and equipment, net	$30,013,891	$80,433,597

D. Deferred Financing Fees

On July 9, 2010, we entered into the Forbearance Agreement with the Thermo Lenders.  Pursuant to the Forbearance Agreement, the Thermo Lenders received an immediate payment of $27.0 million representing a principal reduction of $20.0 million or 67% of our outstanding principal balance. Accordingly, the unamortized deferred finance fees associated with the issuance of the 7.00% senior secured note on July 9, 2010 were expensed proportionately resulting in a decrease in net deferred financing fees and the original loan discount totaling $6.1 million.

E. Equity

Third Quarter 2010 Registered Direct Offerings

In July 2010, we sold 1,670,378 shares of our common stock to War Chest Capital Partners and Iroquois Master Fund, LTD. in a registered direct offering for $750,000. The net offering proceeds to us from the sale of our common stock, after deducting estimated offering expenses payable by us, were approximately $740,000.

In September 2010, in a separate registered direct offering, we sold an additional 2,777,776 shares of our common stock to War Chest Capital Partners, Iroquois Master Fund, LTD. and Capital Ventures International for $750,000. The net offering proceeds to us from the sale of our common stock, after deducting estimated offering expenses payable by us, were approximately $740,000.

Employee and Director Option Grants, Share Grants and Deferred Stock Unit Grants

During the three months ended September 30, 2010, no shares of our common stock or options to purchase shares of our common stock were granted to our employees or directors.  During the three months ended September 30, 2010, employees forfeited options to purchase 209,044 shares of our common stock and 36,525 options to purchase shares of our common stock expired. During the three months ended September 30, 2010, no shares of our common stock were issued as a result of option or warrant exercises by our employees or directors.

F. Net Loss per Common Share

The following table sets forth the number of shares that would be outstanding if the outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on September 30, 2010:

	“In the Money”	“Out of the Money”
Warrants granted	—	9,384,877
Vested employee options	—	2,368,714
Unvested employee options	—	2,134,195
Vested contractor options	—	95,000
Unvested contractor options	—	85,000
Convertible notes - maximum number of shares that can be converted	—	5,960,121
Convertible preferred shares - maximum number of shares that can be redeemed	—	4,877,108
Preferred warrants - maximum number of shares that can be converted	—	2,800,000

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

        The first redemption date for the Preferred Stock was July 28, 2010.  Pursuant to certain equity financings completed during the third quarter of 2010, the redemption price was adjusted from $1.2277 per share to $1.0231 per share.  Accordingly, the maximum number of shares of common stock that may be redeemed by the holder at September 30, 2010 was also adjusted to 4,877,108.  Unvested stock grants totaling 745,800 and 130,000 were outstanding on September 30, 2010 and 2009, respectively. The warrants and options above were not included in the calculation of diluted net loss per share because their effect was anti-dilutive.  The Preferred Stock and the Preferred Warrants contain provisions whereby the holders of the Preferred Stock and the Preferred Warrants may participate in dividends that we pay to the holders of our common stock. Accordingly, the Preferred Stock and the Preferred Warrants meet the definition of participating securities. We determined that, under the two-class method, the effect of the participating securities on the net loss per share computation was also anti-dilutive.

G. Fair Value Measurements

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

The following table represents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at their entirety based upon their lowest level of input that is significant to the fair value measurement at September 30, 2010:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$136,891	$—	$—	$136,891
Restricted cash	2,196,782	77,208	—	2,273,990
Total assets	$2,333,673	$77,208	$—	$2,410,881

Merrill Lynch 2008 Contingent Warrants	$—	$—	$44,368	$44,368
Preferred Warrants	—	—	987,000	987,000
Total liabilities	$—	$—	$1,031,368	$1,031,368

Cash and cash equivalents and restricted cash measured using Level 1 inputs consist primarily of money market accounts that are traded on active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical instruments.

Restricted cash measured using Level 2 inputs consist of certificates of deposit. Valuations are generally obtained from third party pricing services or comparable instruments (and validated through back testing to trade data or confirmation that the pricing service’s significant inputs are observable) or determined through use of valuation methodologies using observable market inputs such as market interest rates.

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

•
The Preferred Warrants that are exercisable from time to time in full or in part in two tranches of up to 7,000 shares of the Preferred Stock for each tranche. The first tranche of up to 7,000 shares of the Preferred are exercisable on or before February 3, 2011 (subject to extension under certain circumstances). The second tranche of up to $7.0 million are exercisable on or before February 3, 2011 (subject to extension under certain circumstances) so long as the Prevailing Market Price rises above $2.00 per share prior to February 3, 2011. Otherwise, the second tranche of up to 7,000 shares of Preferred Stock for up to $7.0 million are exercisable on or before February 4, 2013 (subject to extension under certain circumstances).

        We measured the fair value of these warrants at quarter end and the fair value of the warrants exercised by Fletcher International, Ltd. on April 1, 2010, and recorded a net $2.7 million gain on derivatives for the quarter ended September 30, 2010 and recorded the liabilities associated with these warrants at their respective fair values as of September 30, 2010. We determined the fair values of these securities using the Binomial Lattice valuation model.

Asset Retirement Obligations

We estimate asset retirement obligations in accordance with the Accounting Standards Codification. We utilize an income valuation technique to determine the fair value of the liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account our credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value within the accompanying condensed consolidated balance sheets at September 30, 2010.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of September 30, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Total
Assets:
Balance as of January 1, 2010	$—
Total realized and unrealized gains (losses)	—
Balance as of September 30, 2010	$—
Liabilities:
Balance as of January 1, 2010	$11,724,219
Fair value of the Preferred Warrants issued on February 3, 2010	4,438,000
Net decrease in fair value of derivative warrants (unrealized gain)	(8,472,297)
Fair value of 2008 Fletcher Warrants exercised on April 1, 2010	(6,658,554)
Balance as of September 30, 2010	$1,031,368

The carrying value and estimated fair value of our debt instruments at September 30, 2010 were as follows:

	September 30, 2010		December 31, 2009
	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Short-term 10.0% amended unsecured line of credit*	$5,172,000	$5,225,416	$5,560,000	$5,561,952
Long-term 15.0% promissory note **	21,100,000	20,750,000	18,767,154	20,000,000
Long-term 9.5% senior secured note***	6,300,000	9,928,092	26,030,000	30,072,969
Long-term 8.0% convertible senior notes	20,900,000	57,197,726	24,750,000	56,106,767
Total Liabilities	$53,472,000	$93,101,234	$75,107,154	$111,741,688

*	Represents face value of debt without consideration of the deferred financing costs of $— and $33,399 at September 30, 2010 and December 31, 2009, respectively.
**
Represents the face value of the debt without consideration of the imputed interest rate of 15% from December 11, 2009 to June 30, 2010 resulting in a discount of $— and $1,232,846 at September 30, 2010 and December 31, 2009, respectively.

***
Represents face value of debt without consideration of the original issue discount of $890,378 and $4,469,481 at September 30, 2010 and December 31, 2009, respectively. Due to the original issue discount, cash proceeds of debt are less than the face value of the debt. Therefore, the effective interest rate of 9.5% is greater than the 7.0% stated rate.

The estimated value of our short-term 10% amended unsecured line of credit, long term 15% promissory note, and long-term 9.5% senior secured note was determined by management who based its judgment relating to fair value on discounted cash flow analysis that were developed with the assistance of a third-party valuation consultant. Our cash flow model utilized the projected cash outflows and a discount rate, which was derived from market and non-market inputs. Our estimate of the value of our short-term 10% amended unsecured line of credit, long term 15% promissory note, and long-term 9.5% senior secured note depends on judgments relating to the projected cash flows and discount rate. If these judgments prove to be incorrect, it could have a material effect on our results of operations and financial position.

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

Accordingly, the presentation below comprises financial information relating to our segments for the three and nine months ended September 30, 2010 and 2009, respectively:

As of and for the Three Months Ended September 30, 2010	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$1,030,350	$—	$1,030,350
Inter-segment Fees	—	(150,000)	150,000	—
Segment Operating Loss	(904,609)	(1,534,644)	(1,653,287)	(4,092,540)
Depreciation, Amortization and Accretion	30,537	102,186	19,115	151,838
Impairment of Thermo No. 1 Plant	—	—	—	—
Interest Expense	—	8,642,535	1,185,382	9,827,917
Make-Whole Fee	—	—	—	—
Fixed Asset Purchases	—	66,795	—	66,795
Geothermal Well Field Drilling Purchases	—	8,055	—	8,055
Power Project Construction-in-Progress Purchases	—	58,674	—	58,674
Total Assets	$514,240	$55,040,928	$2,125,257	$57,680,425

As of and for the Three Months Ended September 30, 2009	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$845,265	$—	$845,265
Segment Operating Loss	(399,774)	(3,286,362)	(2,317,395)	(6,003,531)
Depreciation, Amortization and Accretion	39,906	801,822	22,386	864,114
Interest Expense	—	759,060	2,722,105	3,481,165
Fixed Asset Purchases	—	21,565	—	21,565
Geothermal Well Field Drilling Purchases	—	4,119,709	—	4,119,709
Power Project Construction-in-Progress Purchases	—	4,127,302	—	4,127,302
Total Assets	$497,397	$147,098,519	$10,562,731	$158,158,647

As of and for the Nine Months Ended September 30, 2010	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$3,059,272	$—	$3,059,272
Inter-segment Fees	—	(150,000)	150,000	—
Segment Operating Loss	(1,594,010)	(58,989,527)	(6,159,429)	(66,742,966)
Depreciation, Amortization and Accretion	104,585	1,466,346	58,105	1,629,036
Impairment of Thermo No. 1 Plant	—	52,189,174	—	52,189,174
Interest Expense	—	11,313,334	3,986,147	15,299,481
Make-Whole Fee	—	7,013,703	—	7,013,703
Fixed Asset Purchases	1,499	103,226	20,307	125,032

As of and for the Three Months Ended September 30, 2010	Transportation & Industrial	Power Systems	Corporate and Other	Total
Geothermal Well Field Drilling Purchases	—	251,214	—	251,214
Power Project Construction-in-Progress Purchases	—	3,123,059	—	3,123,059
Total Assets	$514,240	$55,040,928	$2,125,257	$57,680,425

As of and for the Nine Months Ended September 30, 2009	Transportation & Industrial	Power Systems	Corporate and Other	Total
Revenues	$—	$1,252,506	$—	$1,252,506
Segment Operating Loss	(1,711,832)	(9,985,920)	(7,514,235)	(19,211,987)
Depreciation, Amortization and Accretion	144,872	1,635,841	68,736	1,849,449
Interest Expense	—	1,925,406	6,788,704	8,714,110
Fixed Asset Purchases	—	262,118	73,686	335,804
Geothermal Well Field Drilling Purchases	—	11,887,887	—	11,887,887
Power Project Construction-in-Progress Purchases	—	11,984,002	—	11,984,002
Total Assets	$497,397	$147,098,519	$10,562,731	$158,158,647

 In accordance with our July 9, 2010 Forbearance Agreement, our Thermo No. 1 subsidiary began paying management fees to the parent company totaling $50,000 per month to help cover certain corporate overhead costs incurred in the operations of Thermo No. 1.  These fees are eliminated in consolidation.

I. Supplemental Cash Information

For the nine months ended September 30, 2010:

•	We paid $3,929,357 for interest and $0 for income taxes. We also paid $7.0 million as a make-whole fee in connection with our 7.0% senior secured note.

•
We recorded four non-cash payments totaling $308,600 for 561,167 unrestricted shares of our common stock to settle outstanding invoices from various service providers for the construction of our Thermo No. 1 geothermal power plant and development of our Indonesia project. The non-cash payments approximated the fair market value of the shares on the date the shares were granted.

•
We recorded in accounts payable and accrued liabilities certain capitalized well field development and construction costs that were not paid as of September 30, 2010. These accrued capitalized costs were omitted from the statement of cash flows as non-cash items totaling $4.6 million.

•
We recorded three non-cash quarterly dividend payments for the Preferred Stock totaling $277,952 for which we issued 659,074 shares of our common stock to the holder of the Preferred Stock. The non-cash payments approximated the fair value of the shares on the date the shares were issued.

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

J. Subsequent Events

On July 9, 2010, we entered into the Forbearance Agreement with the Thermo Subsidiary, the Thermo Lenders and Deutsche Bank Trust Company Americas. The Forbearance Agreement provided for the repayment of a substantial portion of the debt financing for the Thermo No. 1 geothermal power plant, as well as a waiver of certain debt-related covenants and obligations. The Forbearance Agreement also provided for the Additional Payment to be made to the lenders of the debt financing. On October 26, 2010, we entered into an amendment to the Forbearance Agreement. Pursuant to the amendment, we received an immediate release of $1,100,000 from the Thermo No. 1 escrow funds. The amendment also shortened the forbearance period during which debt-related covenants and obligations are waived to February 1, 2011, increased the amount of the Additional Payment from $6,000,000 to $6,250,000, and established a due date of February 1, 2011 for the Additional Payment.

Our agreements with the lenders contemplate that we will satisfy the Additional Payment using proceeds from the sale of all or part of our interest in the Thermo No. 1 plant if we are unable to make the payment from other sources. As a result, our board of directors has authorized the Company to explore opportunities to sell our interests in the Thermo No. 1 plant. We have engaged an investment bank to assist us in this process and solicit potential purchasers. If we are able to identify a buyer and negotiate acceptable terms, we hope to complete a sale of the Thermo No. 1 plant during the first quarter of 2011.

On October 1, 2010, we entered into the Evergreen-FE Letter Agreement with Evergreen-FE, Los Lobos Renewable Power, LLC, Raser Power Systems LLC and Lightning Dock. In connection with the Evergreen-FE Letter Agreement, Evergreen-FE committed to loan certain funds to Lightning Dock pursuant to the Lightning Dock Secured Promissory Note.  Lightning Dock’s obligations under the Secured Promissory Note are secured by a portion of our power plant equipment to be used in the construction of the Lightning Dock power plant pursuant to the Lightning Dock Security Agreement between Lightning Dock and Evergreen-FE.  The terms of the Lightning Dock Secured Promissory Note state that interest accrues at a rate of 0.25% per month on any amounts that are loaned to Lightning Dock prior to the Secured Promissory Note's maturity date of November 30, 2010 (the "Maturity Date"). After the Maturity Date, interest accrues on any amounts that remain outstanding at a rate of 0.83% per month.  The carrying value of the equipment secured under this Security Agreement at September 30, 2010 totaled $3.6 million.  As of November 9, 2010, we have borrowed approximately $0.5 million under the Letter Agreement.

It is anticipated that Lightning Dock will receive short-term loans under the Lightning Dock Secured Promissory Note for up to an aggregate of approximately $2.0 million from Evergreen-FE to allow Lightning Dock to continue the initial development of the Lightning Dock geothermal power project. While these resource development efforts continue, the Company, Lightning Dock and Evergreen-FE intend to negotiate the substantive terms of the Proposed Equity Investment of approximately $15.3 million by Evergreen-FE in Lightning Dock. The Proposed Equity Investment would represent an initial 51% interest in Lightning Dock (converting to a 50% interest at completion), and such funds would be used to finance a portion of the development and operation of the Lightning Dock geothermal power project.

The terms of the Evergreen-FE Letter Agreement state that if the parties are able to negotiate and finalize definitive agreements relating to the Proposed Equity Investment in Lightning Dock, any amounts loaned to Lightning Dock by Evergreen-FE would be credited toward the purchase price for the Proposed Equity Investment. Although we intend to work closely with Evergreen-FE to finalize definitive agreements, Evergreen-FE will not be obligated to make the Proposed Equity Investment until the parties execute definitive agreements. In addition, even if definitive agreements are executed, Evergreen-FE's obligations to fund its investment will likely be subject to the satisfaction of certain conditions, which could include commitments for debt financing, additional due diligence or other conditions beyond our control.

On October 13, 2010, we sold 9,305,790 shares of our common stock, par value $0.01 per share, and warrants to purchase up to 4,652,895 shares of our common stock to Evergreen Clean Energy, LLC and Bombay Investments  (the “LOC Lenders”), each of whom held a promissory note from us pursuant to an Unsecured Line of Credit Agreement and Promissory Note dated as of January 27, 2009  (the “Line of Credit”).  As consideration for the sale of these shares, we received a promissory note in the aggregate principal balance of $2.5 million.  The common stock and warrants were  sold in units (the “Units”), with each Unit consisting of one share of our common stock, par value $0.01 per share and one warrant to purchase 0.50 shares of common stock (each, a “Warrant” and collectively, the “Warrants”) at an initial exercise price of $0.25 per share.  Each Unit was sold at a negotiated price of $0.27 per Unit.  On October 27, 2010, we entered into agreements with the LOC Lenders to cancel the $2.5 million promissory notes as an offset to settle the equivalent amount owed to the LOC Lenders for their respective portions of the outstanding Line of Credit balance on that date, thereby resulting in a reduction of the outstanding balance on the Line of Credit to approximately $2.8 million.

On November 3, 2010, our common stock commenced to be quoted on the Over-the Counter Bulletin Board under the ticker symbol RZTI. Our common stock was suspended from trading by the New York Stock Exchange (the “NYSE”) on November 3, 2010. The NYSE also notified us that it intends to file an application with the Securities and Exchange Commission to delist our common stock from the NYSE for failure to meet certain listing standards criteria. We expect our common stock will be formally delisted by the NYSE upon completion of applicable NYSE procedures.

On October 26, 2010 we entered into the First Amendment to Amendment, Consent and Forbearance Agreement (the “Amendment”) with Thermo No. 1 BE-01, LLC (“Thermo”), The Prudential Insurance Company of America, Zurich American Insurance Company and Deutsche Bank Trust Company Americas amending the Amendment, Consent and Forbearance Agreement entered between the parties on July 9, 2010 relating to the repayment of a substantial portion of the debt financing for the Thermo No. 1 plant.

On October 27, 2010, we entered into a Letter Agreement among the Company, Evergreen Clean Energy, LLC (“Evergreen”), and Raser Power Systems, LLC (“Raser Power”) (the “Evergreen Letter Agreement”). Pursuant to the Evergreen Letter Agreement, Evergreen agreed to advance us certain funds from time to time, including an initial advance of $1,150,000 on October 28, 2010. As additional consideration for the Evergreen Letter Agreement, the Company and Raser Power agreed not to solicit new potential purchasers for the purchase of any interests in the Thermo No. 1 plant on or before November 30, 2010, and agreed to pay a break-up fee in certain circumstances.  Our obligation to repay the initial advance of $1,150,000 was made pursuant to a Secured Promissory Note, dated October 28, 2010, issued by us to Evergreen (the “Evergreen Secured Promissory Note” and, together with the Evergreen Letter Agreement, the “Evergreen Loan Agreements”).  The terms of the Evergreen Loan Agreements allow for us to receive advances from Evergreen in one or more loans for up to $2,500,000.  Principal and accrued interest on all loans is payable to Evergreen on the earlier of June 30, 2011 or the date on which we close a transaction for the sale of Thermo No. 1 (the “Maturity Date”).  The loans bear interest at the rate of twelve percent (12%) per annum or, with respect to any amounts not paid to Evergreen by the Maturity Date, at the rate of eighteen percent (18%) per annum. Our obligations under the Evergreen Loan Agreements are secured by a first priority security interest in, and lien on all of our right, title, and interest in our Alvord prospect (formerly the Borax Lake prospect) located in Harney County, Oregon and certain transformer equipment, pursuant to the Deed of Trust and Security Agreement, dated October 28, 2010, executed by Raser Power for the benefit of Evergreen (the “Deed of Trust”) and the Security Agreement, dated as of October 28, 2010, between Raser Power and Evergreen.  The carrying value of the geothermal leases and equipment secured under this Security Agreement at September 30, 2010 totaled $0.5 million.

We used the $1,100,000 we received from the Thermo No. 1 plant escrow funds and the $1,150,000 loan we received pursuant to the Evergreen Loan Agreements to satisfy our semi-annual interest payment obligation of $2,200,000 to the holders of our 8.00% Convertible Senior Notes due 2013.  This interest payment was due on October 1, 2009 and was required to be paid by November 1, 2010 in order to avoid a payment default on the Convertible Notes.

On November 2, 2010, we entered into an Investor Letter (“Letter of Intent” or “LOI”) with a private investor, (“Investor Group”) for the purpose of forming and capitalizing a new and independent electric vehicle company Via Automotive, Inc., a Delaware corporation (“Via Automotive”) whereby Via Automotive will purchase certain of our Transportation and Industrial Business segment assets pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) for $2.5 million in cash ($1.5 million to be paid at closing and $1.0 million to be paid on or before December 20, 2010) and the issuance to us of 39% of the common shares of Via Automotive.  Pursuant to the LOI, the Investor Group will capitalize Via Automotive with an additional $2.0 million and  assume certain identified liabilities.

In addition to the foregoing $4.5 million aggregate investment by the Investor Group, for which the Investor Group shall be issued 61% of the common shares of Via Automotive. Via Automotive will require additional equity investment of not less than $10 million (the “Additional Initial Capital”). Equity or equity-linked securities of Via Automotive issued to investors funding the Additional Initial Capital, shall dilute only the 61% of the common equity initially issued to the Investor Group and shall not dilute the 39% of the common equity initially issued to us in connection with the acquisition by Via Automotive of certain of our Transportation and Industrial Business segment assets (see below).

 In addition to the Asset Purchase Agreement, the parties will enter into a shareholders’ agreement (“Shareholders’ Agreement”), or provide in the bylaws for Via Automotive, that a supermajority vote of the directors will be required under certain circumstances.

The LOI provides that the final transaction is subject to approval by our board of directors, including receipt of a satisfactory fairness opinion for the sale of certain of the Transportation and Industrial segment assets to Via Automotive.  The LOI provides for closing to occur on or before November 22, 2010, with a breakup fee of $5 million to be paid subject to certain circumstances.

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

We have initiated the development of eight geothermal power plant projects in our Power Systems segment to date. We have placed one power plant in service to date, which we refer to as our Thermo No. 1 plant, and we are currently selling electricity generated by the Thermo No. 1 plant. Although we placed the Thermo No. 1 plant in service in the first quarter of 2009 for accounting purposes, we were unable to operate the plant at designed capacity due primarily to mechanical deficiencies of the power generating units, lower than anticipated well field temperature and flow from certain wells and other inefficiencies that occurred as a result of overall design of the plant. After taking additional actions to improve the electrical output of the plant and the resource, we determined that the performance of the plant would most likely not achieve originally designed electrical output levels.  After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. As a result of our evaluation, we recognized an impairment of the Thermo No. 1 plant and expensed $52.2 million of capitalized costs during the second quarter of 2010.

Due to the economic downturn, a difficult financing environment, difficulties experienced at the Thermo No. 1 plant and other factors, we have had to adjust our development plans. We had anticipated being in a position to move forward with the simultaneous development of the other seven sites we have initiated. In light of current conditions, we believe in the near term that we need to focus most of our time and resources on completing the sale of our Thermo No. 1 plant, as described below, and continued development of the one or two projects we believe are best positioned for development. Thus, in the near term we intend to focus on continued well field development at our Lightning Dock project and continued resource development efforts at our Thermo No. 2 and No. 3 projects. We will continue to undertake permitting and exploration at the other sites we have initiated. In connection with the development of our geothermal power projects, we intend to explore opportunities to partner with developers to take advantage of potential solar and wind resources at some of our geothermal project sites. We believe certain geothermal sites we intend to develop may be suitable for solar or wind generation. If so, we may be able to improve the overall utilization of transmission lines and other infrastructure investments associated with these projects. Until we conduct further analysis, however, we cannot predict whether any of our sites will be suitable for complementary solar or wind generating facilities.

Our ability to develop our power projects is dependent on our ability to obtain adequate financing to fund those projects as well as our ongoing operations and existing obligations. We are soliciting potential purchasers to purchase our Thermo No. 1 plant or an interest therein and exploring the potential sale of one or more of our other projects or interests therein to fund a portion of our planned expenditures. We also intend to evaluate a variety of alternatives to finance the development of our projects. These alternatives could include government funding from grants, loan guarantees or private activity bonds, joint ventures, pre-paid power purchase agreements with utilities or municipalities, a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for plant construction, well field development and other development activities, extend the time frame over which these activities will take place, or cease operations.

Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our business plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable, interest expense and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include (i) the obligation to repay the remaining amounts borrowed under our Unsecured Line of Credit Agreement and Promissory Note; (ii) the obligation to pay interest on our outstanding convertible notes; (iii) any amounts we may be obligated to pay Pratt & Whitney Power Systems (“PWPS”) for the turbines installed at the Thermo No. 1 plant; (iv) the obligation to pay Merrill Lynch a redemption amount of $20.0 million plus accrued interest on or before June 30, 2011; (v) the obligation to pay up to $6.25 million to Prudential pursuant to the  Forbearance Agreement, as amended, which is described below; (vi) the obligation to pay any outstanding amounts under the Evergreen Secured Promissory Note as described below; and (vii) the potential obligation To repay the remaining amounts borrowed under the Lightning Dock Secured Promissory Note if it is not credited toward Evergreen-FE’s equity investment in Lightning Dock.

The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any cash flows we are able to generate. We cannot be certain that funding will be available to us on reasonable terms or at all.

Recent Developments

On July 9, 2010, we entered into an Amendment, Consent and Forbearance Agreement (the “Forbearance Agreement”) with our subsidiary, Thermo No. 1 BE-01, LLC (the “Thermo Subsidiary”), The Prudential Insurance Company of America, Zurich American Insurance Company and Deutsche Bank Trust Company Americas (“Deutsche Bank”). The Forbearance Agreement provided for the repayment of a substantial portion of the debt financing for the Thermo No. 1 geothermal power plant, as well as a waiver of certain debt-related covenants and obligations.  The Forbearance Agreement also provided for a future additional payment (the “Additional Payment”) to be made to the lenders of the debt financing. On October 26, 2010, we entered into an amendment to the Forbearance Agreement. Pursuant to the amendment, we received an immediate release of $1,100,000 from the Thermo No. 1 escrow funds. The amendment also shortened the forbearance period during which debt-related covenants and obligations are waived to February 1, 2011, increased the amount of the Additional Payment from $6,000,000 to $6,250,000, and established a due date of February 1, 2011 for the Additional Payment.

Our agreements with the lenders contemplate that we will satisfy the Additional Payment using proceeds from the sale of all or part of our interest in the Thermo No. 1 plant if we are unable to make the payment from other sources. As a result, our board of directors has authorized the Company to explore opportunities to sell our interests in the Thermo No. 1 plant. We have engaged an investment bank to assist us in this process and solicit potential purchasers. If we are able to identify a buyer and negotiate acceptable terms, we hope to complete a sale of the Thermo No. 1 plant during the first quarter of 2011.

On October 1, 2010, we entered into a letter agreement (the "Evergreen-FE Letter Agreement") with Evergreen-FE Lightning Dock, LLC ("Evergreen-FE"), Los Lobos Renewable Power, LLC, Raser Power Systems LLC and Lightning Dock Geothermal HI-01, LLC ("Lightning Dock"). In connection with the Evergreen-FE Letter Agreement, Evergreen-FE committed to loan certain funds to Lightning Dock pursuant to a secured promissory note, dated October 1, 2010, between Lightning Dock and Evergreen-FE (the "Lightning Dock Secured Promissory Note"). Lightning Dock's obligations under the Lightning Dock Secured Promissory Note are secured by a portion of our power plant equipment to be used in the construction of the Lightning Dock power plant pursuant to a security agreement between Lightning Dock and Evergreen-FE.  The terms of the Lightning Dock Secured Promissory Note state that interest accrues at a rate of 0.25% per month on any amounts that are loaned to Lightning Dock prior to the Secured Promissory Note's maturity date of November 30, 2010 (the "Maturity Date"). After the Maturity Date, interest accrues on any amounts that remain outstanding at a rate of 0.83% per month.

It is anticipated that Lightning Dock will receive short-term loans under the Lightning Dock Secured Promissory Note for up to an aggregate of approximately $2.0 million from Evergreen-FE to allow Lightning Dock to continue the initial development of the Lightning Dock geothermal power project. While these resource development efforts continue, the Company, Lightning Dock and Evergreen-FE intend to negotiate the substantive terms of a proposed equity investment of approximately $15.3 million by Evergreen-FE in Lightning Dock (the "Proposed Equity Investment"). The Proposed Equity Investment would represent an initial 51% interest in Lightning Dock (converting to a 50% interest at completion), and such funds would be used to finance a portion of the development and operation of the Lightning Dock geothermal power project.

The terms of the Evergreen-FE Letter Agreement state that if the parties are able to negotiate and finalize definitive agreements relating to the Proposed Equity Investment in Lightning Dock, any amounts loaned to Lightning Dock by Evergreen-FE would be credited toward the purchase price for the Proposed Equity Investment. Although we intend to work closely with Evergreen-FE to finalize definitive agreements, Evergreen-FE will not be obligated to make the Proposed Equity Investment until the parties execute definitive agreements. In addition, even if definitive agreements are executed, Evergreen-FE's obligations to fund its investment will likely be subject to the satisfaction of certain conditions, which could include commitments for debt financing, additional due diligence or other conditions beyond our control.

On October 13, 2010, we sold 9,305,790 shares of our common stock, par value $0.01 per share, and warrants to purchase up to 4,652,895 shares of our common stock to Evergreen Clean Energy, LLC and Bombay Investments (the “LOC Lenders”), each of whom held a promissory note from us pursuant to an Unsecured Line of Credit Agreement and Promissory Note dated as of January 27, 2009, (the “Line of Credit”).  As consideration for the sale of these shares, we received promissory notes in an aggregate principal amount of $2.5 million.  The common stock and warrants were  sold in units (the “Units”), with each Unit consisting of one share of our common stock, par value $0.01 per share, and one warrant to purchase 0.50 shares of common stock (each, a “Warrant” and collectively, the “Warrants”) at an initial exercise price of $0.25 per share.  Each Unit was sold at a negotiated price of $0.27 per Unit.  On October 27, 2010, we entered into agreements with the LOC Lenders to cancel the $2.5 million promissory notes as an offset to settle the equivalent amount owed to the LOC Lenders for their respective portions of the outstanding Line of Credit balance on that date, thereby resulting in a reduction of the outstanding balance on the Line of Credit to approximately $2.8 million at October 27, 2010.

On November 3, 2010, our common stock commenced to be quoted on the Over-the Counter Bulletin Board (“OTCBB”) under the ticker symbol RZTI. Our common stock was suspended from trading by the New York Stock Exchange (the “NYSE”) on November 3, 2010. The NYSE also notified us that it intends to file an application with the Securities and Exchange Commission to delist our common stock from the NYSE for failure to meet certain listing standards criteria. We expect our common stock will be formally delisted by the NYSE upon completion of applicable NYSE procedures.

On October 27, 2010, we entered into a Letter Agreement among the Company, Evergreen Clean Energy, LLC (“Evergreen”), and Raser Power Systems, LLC (“Raser Power”) (the “Evergreen Letter Agreement”). Pursuant to the Evergreen Letter Agreement, Evergreen agreed to advance us certain funds from time to time, including an initial advance of $1,150,000 on October 28, 2010. As additional consideration for the Evergreen Letter Agreement, the Company agreed not to solicit new potential purchasers for the purchase of any interests in the Thermo No. 1 plant on or before November 30, 2010, and agreed to pay a break-up fee in certain circumstances.  Our obligation to repay the initial advance of $1,150,000 was made pursuant to a Secured Promissory Note, dated October 28, 2010, issued by us to Evergreen (the “Evergreen Secured Promissory Note” and, together with the Evergreen Letter Agreement, the “Evergreen Loan Agreements”).  The terms of the Evergreen Loan Agreements allow for us to receive advances from Evergreen in one or more loans for up to $2,500,000.  Principal and accrued interest on all loans is payable to Evergreen on the earlier of June 30, 2011 or the date on which we close a transaction for the sale of Thermo No. 1 (the “Maturity Date”).  The loans bear interest at the rate of twelve percent (12%) per annum or, with respect to any amounts not paid to Evergreen by the Maturity Date, at the rate of eighteen percent (18%) per annum. Our obligations under the Evergreen Loan Agreements are secured by a first priority security interest in, and lien on all of our right, title, and interest in our Alvord prospect (formerly the Borax Lake prospect) located in Harney County, Oregon and certain transformer equipment, pursuant to the Deed of Trust and Security Agreement, dated October 28, 2010, executed by Raser Power for the benefit of Evergreen (the “Deed of Trust”) and the Security Agreement, dated as of October 28, 2010, between Raser Power and Evergreen (the “Evergreen Security Agreement”).

We used the $1,100,000 we received from the Thermo No. 1 plant escrow funds and the $1,150,000 loan we received pursuant to the Evergreen Loan Agreements to satisfy our semi-annual interest payment obligation of $2,200,000 to the holders of our 8.00% Convertible Senior Notes due 2013. The interest payment was due on October 1, 2009 and was required to be paid by November 1, 2010 in order to avoid a payment default on the Convertible Notes.

On November 2, 2010, we entered into an Investor Letter (“Letter of Intent” or “LOI”) with a private investor, (“Investor Group”) for the purpose of forming and capitalizing a new and independent electric vehicle company Via Automotive, Inc., a Delaware corporation (“Via Automotive”) whereby Via Automotive will purchase certain of our Transportation and Industrial Business segment assets pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) for $2.5 million in cash ($1.5 million to be paid at closing and $1.0 million to be paid on or before December 20, 2010) and the issuance to us of 39% of the common shares of Via Automotive.  Pursuant to the LOI, the Investor Group will capitalize Via Automotive with an additional $2.0 million and  assume certain identified liabilities.

In addition to the foregoing $4.5 million aggregate investment by the Investor Group, for which the Investor Group shall be issued 61% of the common shares of Via Automotive. Via Automotive will require additional equity investment of not less than $10 million (the “Additional Initial Capital”). Equity or equity-linked securities of Via Automotive issued to investors funding the Additional Initial Capital, shall dilute only the 61% of the common equity initially issued to the Investor Group and shall not dilute the 39% of the common equity initially issued to us in connection with the acquisition by Via Automotive of certain of our Transportation and Industrial Business segment assets (see below).

 In addition to the Asset Purchase Agreement, the parties will enter into a shareholders’ agreement (“Shareholders’ Agreement”), or provide in the bylaws for Via Automotive, that a supermajority vote of the directors will be required under certain circumstances.

The LOI provides that the final transaction is subject to approval by our board of directors, including receipt of a satisfactory fairness opinion for the sale of certain of the Transportation and Industrial segment assets to Via Automotive.  The LOI provides for closing to occur on or before November 22, 2010, with a breakup fee of $5 million to be paid subject to certain circumstances.

Current Geothermal Power Projects

Our development activities during the third quarter of 2010 consisted primarily of efforts to increase the power output of the Thermo No. 1 plant and commence the process of solicitation for the sale of our Thermo No. plant. The original financing agreements for the Thermo No. 1 project (the “Thermo Financing Agreements”) contained a conditional redemption provision whereby the Thermo No. 1 geothermal power plant was required to achieve “Final Completion” as defined in the Thermo Financing Agreements by a specific date. The Final Completion date was extended to June 30, 2010 pursuant to the amendments to the Thermo Financing Agreements that we entered into in December 2009. The Final Completion date was further extended to July 9, 2010 pursuant to amendments to the Thermo Financing Agreements that we entered into in June 2010.

In February of 2010, we received $33.0 million in grant proceeds from the U.S. Treasury under the Recovery Act (the “Grant”). Approximately $3.8 million of the grant funds were released to us, as owner of the project. The remainder of the grant funds was placed in escrow to be released to the other parties that provided the debt and equity financing for the project based on the electrical output, operational costs of the plant and certain other factors. On July 9, 2010, we entered into the Forbearance Agreement, which was subsequently amended on October 26, 2010 pursuant to which the Thermo Lenders received a payment of $27.0 million out of the escrow and waived compliance with certain debt-related covenants and obligations until February 1, 2011.  The Thermo Lenders are entitled to receive an additional payment of up to $6.25 million plus the expenses of the administrative lender and agents no later than February 1, 2011.  The Forbearance Agreement contemplates that we will satisfy this additional payment by using proceeds from the sale of all or part of our interest in Thermo No. 1. After providing for the $27.0 million payment to the Thermo Lenders approximately $3.0 million remained in the Thermo No. 1 escrow account to be used for the operation of Thermo No. 1 and other related expenses.  Pursuant to the amendment to the Forbearance Agreement, $1.1 million of the Thermo No. 1 escrow account were released to us.  Because the amount contained in the Thermo No. 1 escrow account was insufficient to fully satisfy the Thermo Lenders, to the extent we are obligated to pay PWPS any additional amounts for the turbines in production at the Thermo No. 1 plant, such payments shall be made out of our general corporate funds. In addition, we are obligated to pay Merrill Lynch its redemption amount of $20.0 million plus accrued interest pursuant to the terms of a promissory note on or before June 30, 2011.

On July 9, 2010 in conjunction with the execution of the Forbearance Agreement our Board of Directors authorized the solicitation of the sale of Thermo No. 1, or an interest therein.  Accordingly we have reclassified the Thermo No. 1 plant to asset held for sale.  We have engaged an investment bank to assist in the sale of Thermo No. 1 and the solicitation process is currently ongoing.  We anticipate concluding this process in the first quarter of 2011.

During the third quarter of 2010, we also continued development and financing activities with respect to our Lightning Dock project. We re-entered a well (TFD 55-7) at Lightning Dock that was drilled in 1984 and was later abandoned.  Initial test results from the well are encouraging and indicate geothermal water temperatures greater than 300 degrees Fahrenheit with favorable chemical properties. On October 1, 2010, our Lightning Dock subsidiary, Lightning Dock Geothermal HI-01, LLC (“Lightning Dock”) entered into the Letter Agreement with Evergreen-FE with respect to financing for the development of the Lightning Dock project. The Letter Agreement contemplates that Evergreen-FE will invest $15.3 million in Lighting Dock to finance the development of the Lightning Dock Geothermal Project in exchange for an initial 51% interest in Lighting Dock (converting to a 50% interest at completion) and that we will develop and manage the project, subject to the negotiation and execution of definitive agreements satisfactory to the parties.  To facilitate the continuing resource development of the Lightning Dock geothermal project while definitive documents are being completed, the agreement provides for an initial investment in the form of loans of up to approximately $2.0 million to Lighting Dock to fund the continued resource development of the project.  The loans are secured by a first priority lien on certain Lighting Dock equipment.  Upon, and subject to, execution of definitive documents governing Evergreen-FE's equity investment in Lighting Dock, the loan balance will be credited towards the purchase price payable by Evergreen-FE for its interest in Lighting Dock.

Additionally, in October 2010, Lightning Dock signed a term sheet with Ormat Nevada, Inc., a subsidiary of Ormat Technologies, Inc., (“Ormat”) to provide the engineering, procurement and construction (“EPC”) of the Lightning Dock project. The term sheet names Ormat the provider of equipment for the project.  The broad scope of work includes the installation of two large Ormat binary turbo generators and all associated above-ground plant equipment including, but not limited to, well field pumps, pipelines, cooling towers, electric interconnection equipment and transmission equipment.

We also advanced discussions with equipment manufacturers to provide binary cycle generators for the Lightning Dock project and anticipate negotiating a turnkey, fixed price agreement for the EPC for the project. It is contemplated that the EPC contractor will provide construction financing for the project’s generating facility.

 Ultimately, we believe the Lightning Dock project could support a power plant that could generate up to 15 megawatts (“MW”).   During the third quarter of 2010 we conducted a magnetotlluric survey of our greater Thermo area along with incremental permitting work.  We did not conduct any development activities during the third quarter of 2010 at the other projects we have initiated for development. Including the eight projects we have initiated for development, we have identified 18 projects for potential development. However, we do not expect to increase our development efforts for these projects until we have made further progress at the Lightning Dock project and have sufficient resources to devote to other projects.  The timing for construction and completion of each of our projects will depend on a number of factors, including the receipt of necessary permits, timely granting of interconnection and transmission access, and the ability to obtain adequate financing for both the well-field development phase and the plant construction phase of each project. Uncertainties associated with these factors could result in unexpected delays.

Current Transportation and Industrial Projects

On November 2, 2010, we entered into a LOI with the Investor Group for the purpose of forming and capitalizing a new and independent electric vehicle company Via Automotive whereby Via Automotive will purchase certain of our Transportation and Industrial segment assets pursuant to the Purchase Agreement for $2.5 million in cash ($1.5 million to be paid at closing and $1.0 million to be paid on or before December 20, 2010) and the issuance to us of 39% of the common shares of Via Automotive.  Pursuant to the LOI, the Investor Group will capitalize Via Automotive with an additional $2.0 million and assume certain identified liabilities.

In addition to the foregoing $4.5 million aggregate investment by the Investor Group, for which the Investor Group shall be issued 61% of the common shares of Via Automotive. Via Automotive will require the Additional Initial Capital. Equity or equity-linked securities of Via Automotive issued to investors funding the Additional Initial Capital, shall dilute only the 61% of the common equity initially issued to the Investor Group and shall not dilute the 39% of the common equity initially issued to us in connection with the acquisition by Via Automotive of certain of our Transportation and Industrial Business segment assets (see below).

In addition to the Asset Purchase Agreement, the parties will enter into the Shareholders’ Agreement, or provide in the bylaws for Via Automotive, that a supermajority vote of the directors will be required under certain circumstances.

The LOI provides that the final transaction is subject to approval by our board of directors, including receipt of a satisfactory fairness opinion for the sale of certain of the Transportation and Industrial segment assets to Via Automotive.  The LOI provides for closing to occur on or before November 22, 2010, with a breakup fee of $5 million to be paid subject to certain circumstances.
Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$1,030,350	$845,265	$3,059,272	$1,252,506
Cost of revenue
Direct costs	1,333,763	2,150,652	4,013,460	3,283,296
Depreciation and amortization	26,203	735,126	1,251,084	1,445,900
Gross margin	(329,616)	(2,040,513)	(2,205,272)	(3,476,690)

Operating expenses
General and administrative	1,662,096	2,352,612	6,253,402	7,633,943
Power project development	1,205,029	1,245,849	4,595,080	6,509,230
Research and development	895,800	364,557	1,500,037	1,592,124
Impairment of Thermo No. 1 plant	—	—	52,189,174	—
Total operating expenses	3,762,925	3,963,018	64,537,693	15,735,297
Operating loss	(4,092,541)	(6,003,531)	(66,742,965)	(19,211,987)
Interest income	1,304	33,538	30,739	122,342
Interest expense	(9,827,917)	(3,481,165)	(15,299,481)	(8,714,110)
Make-whole fee	—	—	(7,031,703)	—
Gain on derivative instruments	2,739,517	5,918,100	8,472,298	12,917,454
Other	160,298	—	(84,233)	(131,442)
Loss before income taxes	(11,019,339)	(3,533,058)	(80,655,345)	(15,017,743)
Tax benefit (expense)	—	—	—	—
Net loss	$(11,019,339)	$(3,533,058)	$(80,655,345)	$(15,017,743)
Preferred dividend	(104,795)	—	(277,952)	—
Deemed dividend – accretion of discount of Series A-1 cumulative convertible preferred stock	(1,832,891)	—	(3,524,790)	—
Non-controlling interest in the Thermo No. 1 subsidiary	—	(248,513)	—	806,458
Net loss applicable to common stockholders	$(12,957,025)	$(3,781,571)	$(84,458,087)	$(14,211,285)
Loss per common share-basic and diluted	$(0.14)	$(0.05)	$(0.97)	$(0.21)
Weighted average common shares-basic and diluted	92,858,000	74,881,000	86,977,000	68,321,000

Comparison of Three Months Ended September 30, 2010 and 2009

Revenue

During the three months ended September 30, 2010, we recognized revenue totaling $1.0 million compared to $0.8 million of revenue during the same period in 2009. During the second quarter of 2009, we began selling electricity generated by our Thermo No. 1 geothermal power plant to the City of Anaheim. During the third quarter of 2010, we generated and sold approximately 11,686 MW hours of electricity compared to 9,819 MW hours of electricity during the same period in 2009.

Cost of revenue. Cost of revenue for the three months ended September 30, 2010 totaled $1.4 million compared to $2.9 million for the same period in 2009. The decrease in cost of revenue for 2010 was primarily due to the decrease in depreciation expense of $0.7 million due to a reduction of the basis in the Thermo No. l plant by 30% due to receipt of the federal grant in 2009 and an impairment in the fair value of the Thermo No. 1 plant that occurred during the second quarter of 2010 that also reduced the amount of depreciation expense over the estimated useful life of the plant.  Also beginning in the third quarter of 2010, we changed our classification of the Thermo No. 1 plant to “held for sale” which ceases depreciation expense until the asset is either sold or reclassified as an operating asset.  Cost of revenue for the three months ended September 30, 2010 includes decreases in, parasitic load costs of $0.1 million, professional services relating to making the generating units more efficient totaling $0.2 million, and the current year property taxes totaling $0.8 million.  These decreases were partially offset by increases in maintenance costs for the Thermo No. 1 plant generating units totaling $0.1 million and payroll costs due to reassigning responsibilities for certain employees resulting in a change in classification from power project development costs to cost of revenue totaling $0.1 million.

 Operating Expenses

General and Administrative. General and administrative expenses decreased by approximately $0.7 million to $1.7 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Non-cash employee compensation associated with general and administrative employees decreased $0.4 million from $0.7 million for the three months ended September 30, 2009 to $0.3 million for the quarter ended September 30, 2010. The decrease was primarily due to general staff reductions and accounting adjustments for forfeitures of non-cash compensation awards. Employment and office related expenses also decreased by approximately $0.2 million due to the costs associated with obtaining a credit rating during the prior year that was not required during the current year and general administrative staff reductions and reductions in related employment costs.  Professional services remained relatively flat at $0.4 million during the third quarter of 2010 compared to the third quarter of 2009.

Power Project Developments. Power project development expenses during the three months ended September 30, 2010 remained relatively flat at $1.2 million compared to the three months ended September 30, 2009. During the third quarter of 2010, employment related costs decreased approximately $0.2 million due primarily to reassigning responsibilities for certain employees resulting in a change in classification from power project development costs to cost of revenues and general staff reductions at the beginning of the third quarter of 2010. Equity based non-cash employee compensation associated with power project development employees and other operating costs for the three months ended September 30, 2010 decreased by approximately $0.1 million as compared to the third quarter of 2009. Other operating costs for the three months ended September 30, 2010 increased by approximately $0.1 million as compared to the three months ended September 30, 2009. The increase was due primarily to exploratory costs for re-drilling and testing well #55-7 at our Lightning Dock project to confirm our understanding of the Lightning Dock resource. The costs associated with this well are expensed as incurred until the production level is verified and we begin the well field development stage of this project.  Professional services also increased by approximately $0.2 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  The increase is primarily due to environmental consulting relating to our desire to construct future transmission lines and professional drilling and testing consultants at our Lightning Dock project that did not occur in the prior year.

Research and Development. Research and Development expense increased from $0.4 million in the three months ended September 30, 2009 to $0.9 million for the three months ended September 30, 2010. Equity based non-cash employee compensation associated with research and development employees decreased by $0.1 million during the three months ended September 30, 2010 compared to the same period in 2009. This was due primarily to decreased headcount as a result of our decision to reduce the cash requirements associated with the research and development activities at our design center in 2009 and accounting adjustments for forfeitures of non-cash compensation awards. Professional services increased during the three months ended September 30, 2010 by approximately $0.4 million as compared to the three months ended September 30, 2009. This increase was primarily due to the professional services performed during the initial stages of our development of a Plug-in Hybrid Electric Vehicle (“PHEV”) mid-sized truck demonstration vehicle totaling $0.6 million.  During the third quarter of 2010, we completed the documentation surrounding the development and testing of our PHEV Hummer demonstration vehicle which resulted in our collaborative partner agreeing to reimburse us certain costs in accordance with the project agreement resulting in a reduction of professional services totaling $0.3 million. Employment and office related expenses also increased by approximately $0.3 million due primarily to hiring additional employees with experience in the automotive industry to assist with development of a PHEV mid-sized truck demonstration vehicle for fleet sales. The portion of engineering expenses relating to testing of materials remained relatively flat during the three months ended September 30, 2010 over the comparable 2009 period.

Interest and Other Income.

Interest income for the three months ended September 30, 2010 remained relatively flat at less than $0.1 million as compared to the same period in 2009 reflecting relatively level average monthly cash balances and interest rates. Interest expense during the three months ended September 30, 2010 increased $6.3 million over the three months ended September 30, 2009.  This increase is primarily due to our required buy-down and make-whole payment that resulted from being unable to operate the Thermo No. 1 plant at designed capacity by July 9, 2010.  As a result, on July 9, 2010, we paid $27.0 million to the debt holder of the 7.00% senior secured note  to reduce the outstanding principal and interest balance of the note by approximately $20.0 million.   Accordingly, the unamortized deferred finance fees associated with the issuance of the 7.00% senior secured note were also expensed proportionately to the decrease in principal balance of the related note.  These increases are partially offset by a decrease in the gain on derivative totaling $3.2 million during the three months ended September 30, 2010 compared to the third quarter of 2009.  During the quarter ended September 30, 2010, we settled outstanding invoices with a vendor that had given us a promissory note for the approximate amount of the invoice.  Due to the fact that we had previously determined that the promissory note was uncollectible and recorded a bad debt expense for the entire amount of the note, upon settlement of the outstanding invoices, we recorded a gain on extinguishment of debt totaling $0.2 million.

Non-controlling Interest.

Non-controlling interest decreased by $0.2 million during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease resulted from the withdrawal of Merrill Lynch as a Class A Member from the Thermo Subsidiary and the redemption of its interest in the Thermo Subsidiary in connection with amendments to the Thermo No. 1 financing arrangements in December 2009. As a result, we own 100% of the Thermo Subsidiary thereby eliminating the non-controlling interest.

Preferred Stock Dividends.

During the first quarter of 2010, we sold 5,000 shares of our Series A-1 Cumulative Convertible Preferred Stock (the “Preferred Stock”) and paid a dividend to the holder of the Preferred Stock in shares of our common stock on September 30, 2010 totaling $0.1 million. We also recorded a deemed dividend relating to the accretion of the discount of the Preferred Stock totaling $0.6 million. No Preferred Stock dividends or deemed dividends were recorded for the three months ended September 30, 2009.

 Comparison of Nine Months Ended September 30, 2010 and 2009

Revenue

During the nine months ended September 30, 2010, we recognized revenue totaling $3.1 million compared to revenue of $1.3 million during the same period in 2009. During the second quarter of 2009, we began selling electricity generated by our Thermo No. 1 geothermal power plant to the City of Anaheim. During the nine months ended September 30, 2010, we generated and sold approximately 34,690 MW hours of electricity compared to 14,695 MW hours of electricity during the same period in 2009.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2010 totaled $5.2 million compared to $4.7 million for the same period in 2009. The increase in cost of revenue for 2010 was due to the increase sales of electricity from the Thermo No. 1 plant during the nine months ended September 30, 2010 as compared to the same prior year period. Cost of revenue for the nine months ended September 30, 2010 includes increases in parasitic load costs of $0.4 million, equipment rental and chemical costs of $0.2 million, maintenance costs for the well field and generating units of $0.3 million and payroll costs due to reassigning responsibilities for certain employees resulting in a change in classification from power project development costs to cost of revenue.totaling $0.3 million.  These increases were partially offset by decreases in depreciation of $0.2 million due to a reduction of the basis in the Thermo No. l plant by 30% due to receipt of the federal grant in 2009 and an impairment in the fair value of the Thermo No. 1 plant that occurred during the second quarter of 2010 that also reduced the amount of depreciation expense over the estimated useful life of the plant.  Also beginning in the third quarter of 2010, we changed our classification of the Thermo No. 1 plant to “held for sale” which ceases depreciation expense until the asset is either sold or reclassified as an operating asset.  The cost of revenue also decreased as a result of a decrease in our property tax assessment of approximately $0.6 million from the prior year.

Operating Expenses

General and Administrative. General and administrative expenses decreased by approximately $1.3 million from $7.6 million for the nine months ended September 30, 2009 as compared to $6.3 million for the nine months ended September 30, 2010. Non-cash employee compensation associated with general and administrative employees decreased $0.8 million from $1.8 million for the nine months ended September 30, 2009 to $1.0 million for the nine months ended September 30, 2010. The decrease was primarily due to general staff reductions and accounting adjustments for forfeitures of non-cash compensation awards. Employment and office related expenses also decreased by approximately $0.3 million due to timing of our payment of the Delaware franchise tax and recognition of the entire prior year annual expense in the first half of 2009, the costs associated with obtaining a credit rating during the prior year that was not required during the current year and general administrative staff reductions and reductions in related employment costs. Professional services also decreased by $0.2 million during the nine months ended September 30, 2010 compared to the same period in 2009, primarily reflecting a decrease in printing charges for the distribution of our 2010 Annual Report due to requiring electronic notice and access for the voting at the 2010 Annual Meeting of Stockholders. We also incurred increased executive search fees for our new CEO and CFO totaling $0.2 million during the nine months ended September 30, 2010 which were partially offset by decreased fees paid to some of our Board of Directors for special projects performed in the prior year and totaling $0.1 million.

Power Project Developments. Power project development expenses during the nine months ended September 30, 2010 totaled $4.6 million compared to $6.5 million for the nine months ended September 30, 2009. During the third quarter of 2010, professional services decreased by approximately $0.2 million and employment related costs also decreased approximately $0.9 million due primarily to a difference in the classification of employment and direct consulting costs from power project development costs to cost of revenues beginning in the second quarter of 2009. The change in classification resulted from the Thermo No.1 plant beginning operations in the second quarter of 2009. Equity based non-cash employee compensation associated with power project development employees decreased by approximately $0.3 million primarily due to accounting adjustments for forfeitures of non-cash compensation awards during the nine months ended September 30, 2010 as compared to the same prior year period. Operating costs increase during the nine months ended September 30, 2010 as compared to the same prior year period primarily due to exploratory costs for re-drilling and testing well #55-7 at our Lightning Dock project totaling $1.2 million.  Other operating costs for the nine months ended September 30, 2010 decreased by approximately $1.5 million as compared to the nine months ended September 30, 2009. The decrease was due primarily to a cancellation fee related to a deposit refund from PWPS in 2009.

Research and Development. Research and Development expense decreased from $1.6 million in the nine months ended September 30, 2009 to $1.5 million for the nine months ended September 30, 2010. Equity based non-cash employee compensation associated with research and development employees decreased by $0.4 million during the nine months ended September 30, 2010 compared to the same period in 2009. This was due primarily to decreased headcount in 2009 as a result of our decision to reduce the cash requirements associated with the research and development activities at our design center and accounting adjustments for forfeitures of non-cash compensation awards.  Although we reduced employment levels at the design center in 2009, we hired additional employees in 2010 with experience in the automotive industry to assist with development of a PHEV mid-sized truck demonstration vehicle for fleet sales.  Accordingly, cash based employee compensation associated with research and development employees remained relatively flat at $0.7 million during the nine months ended September 30, 2010 compared to the third quarter of 2009. Professional services increased by $0.5 million during the nine months ended September 30, 2010 compared to the same period in 2009 due primarily to the professional services performed during the initial stages of our development of a PHEV mid-sized truck demonstration vehicle totaling $0.6 million which was partially offset by the completion of the documentation surrounding the development and testing of our PHEV Hummer demonstration vehicle which resulted in our collaborative partner agreeing to reimburse us certain costs in accordance with the project agreement totaling $0.3 million. The portion of engineering expenses relating to testing of materials decreased by $0.1 million during the nine months ended September 30, 2010 compared to the same period in 2009 due primarily to a reduction in parts used for testing on the PHEV Hummer demonstration vehicle.

Interest and Other Income.

Interest income for the nine months ended September 30, 2010 decreased slightly by $0.1 million as compared to the same period in 2009 reflecting relatively lower average monthly cash balances and interest rates. Interest expense during the nine months ended September 30, 2010 increased $6.6 million over the nine months ended September 30, 2009.  This increase is primarily due to our required buy-down and make-whole payment that resulted from being unable to operate the Thermo No. 1 plant at designed capacity by July 9, 2010.  As a result, on July 9, 2010, we paid $27.0 million to the debt holder of the 7.00% senior secured note (non-recourse) to reduce the outstanding principal and interest balance of the note by approximately $20.0 million and to settle the agreed upon make-whole amount of approximately $7.0 million.   Accordingly, the unamortized deferred finance fees associated with the issuance of the 7.00% senior secured note were also expensed proportionately to the decrease in principal balance of the related note.  Gain on derivative decreased $4.4 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due primarily to Fletcher International, Ltd. (“Fletcher”) exercising the remaining 6.8 million shares of the warrant that we issued to Fletcher in 2008 on April 1, 2010. Accordingly, the fair value of those warrants are no longer included in our quarter fair value estimates and are no longer classified as liabilities. Other expenses remained relatively flat at $0.1 million during the nine months ended September 30, 2010 compared to the same period in 2009.  However, we recognized a previously disputed penalty arising from liquidated damages we owed to Fletcher as a result of our failure to comply with certain registration requirements relating to a prior financing transaction totaling $0.1 million. This expense was offset by a settlement of our outstanding invoices with a vendor that had previously given us a promissory note for the approximate amount of invoices.  Since we had previously determined that the promissory note was uncollectible and recorded a bad debt expense for the entire amount of the note, upon settlement of the outstanding invoices, we recorded a gain on extinguishment of debt totaling $0.2 million.

Non-controlling Interest.

Non-controlling interest decreased by $0.8 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease resulted from the withdrawal of Merrill Lynch as Class A Member from the Thermo Subsidiary and the redemption of its interest in the Thermo Subsidiary in connection with amendments to the Thermo No. 1 financing arrangements in December 2009. As a result, we own 100% of the Thermo Subsidiary thereby eliminating the non-controlling interest.

Preferred Stock Dividends.

During the nine months ended September 30, 2010, we sold 5,000 shares of our Preferred Stock and paid three dividends to the holder of the Preferred Stock in shares of our common stock on March 31, 2010, June 30, 2010 and September 30, 2010 totaling $0.3 million. We also recorded a deemed dividend relating to the accretion of the discount of the Preferred Stock totaling $3.5 million. No Preferred Stock dividends or deemed dividends were recorded for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents	September 30, 2010	December 31, 2009
Cash	$130,236	$30,135
Money Market Account	6,655	11,647
Total	$136,891	$41,782
Restricted Cash	2,273,990	9,151,691
Restricted Marketable Securities	—	2,191,339
Total	$2,410,881	$11,384,812

Liquidity and Certain Commitments

At September 30, 2010, we had approximately $0.1 million in cash and cash equivalents. Our operating activities used approximately $24.3 million and $19.0 million of cash during the nine months ended September 30, 2010 and 2009, respectively. We have incurred substantial losses since inception, and we are not operating at cash breakeven.

Of our restricted cash balance of  $2.3 million at September 30, 2010, approximately $1.1 million was used to pay the October 1, 2010 semi-annual interest on our 8.0% convertible senior notes due 2013 and approximately $1.0 million is expected be used for the operations of the Thermo No. 1 plant and related expenses. $0.1 million has been invested in a certificate of deposit for the sole purpose of covering the credit limit of our corporate credit card to minimize the credit risk to our bank. Another $0.1 million has been invested into a restricted money market account for the purpose of securing the cost of drilling bonds required by our Lightning Dock project in New Mexico.

At September 30, 2010, we had approximately $10.7 million in accounts payable and accrued expenses, which reflects a decrease in accounts payable and accrued expenses of approximately $6.0 million from December 31, 2009. The decrease in accounts payable and accrued expenses during the nine month period was due primarily to the normal payments of outstanding vendor payables totaling $5.6 million, the forgiveness of liquidated damages of $0.1 million by Fletcher, as described above, and the issuance of common stock to three vendors to settle outstanding payables totaling $0.3 million.

Approximately $4.3 million of the $10.7 million of accounts payable and accrued expenses represents the disputed remaining balance potentially owed to PWPS for power generating units purchased for our Thermo No. 1 plant. The amount potentially owed to PWPS is required to be paid upon successful completion of tests to be performed on the units. The remaining balance of the accounts payable and accrued expenses consists of amounts owed for well field development, other equipment and construction costs for the Thermo No. 1 plant and for general and administrative costs.

During the third quarter of 2010, we amended our Unsecured Line of Credit Agreement and Promissory Note by entering into Amendment No. 2 to Unsecured Line of Credit Agreement and Promissory Note (the “Amendment No. 2”) with the LOC Lenders. On June 30, 2010, the principal and accrued interest payable under the Unsecured Line of Credit Agreement and Promissory Note was $5.2 million. Amendment No. 2 extended the maturity date from July 31, 2010 to October 31, 2010 in consideration for a two percent (2%) increase to the principal amount owing under the Unsecured Line of Credit Agreement and Promissory Note, which increased the amount that we owed to the LOC Lenders to $5.3 million. On October 13, 2010, approximately $2.5 million of the amount outstanding on the Unsecured Line of Credit Agreement and Promissory Note was exchanged for equity thereby reducing the total amount outstanding on the Promissory Note to $2.8 million.  Additionally, the maturity of the Unsecured Line of Credit and Promissory Note was extended from October 31, 2010 to June 30, 2011.

On October 26, 2010 we entered into the amendment to the Forbearance Agreement with The Prudential Insurance Company of America, Zurich American Insurance Company and Deutsche Bank Trust Company Americas and the Thermo Subsidiary.  Pursuant to the amendment to the Forbearance Agreement, we received an immediate release of $1.1 million from the Thermo No. 1 plant escrow funds, the end of the forbearance period was changed from June 29, 2011 to February 1, 2011 and our repayment obligation to the Thermo Lenders, which is now due on or before February 1, 2011, was increased from $6.0 million to $6.25 million.

In addition, pursuant to the Evergreen Letter Agreement, Evergreen agreed to advance us certain funds from time to time, including an initial advance of $1,150,000 on October 28, 2010. As additional consideration for the Evergreen Letter Agreement, we and Raser Power agreed not to solicit new potential purchasers for the purchase of any interests in the Thermo No. 1 plant on or before November 30, 2010, and agreed to pay a break-up fee in certain circumstances.    Our obligation to repay the initial advance of $1,150,000 was made pursuant to the Evergreen Secured Promissory Note.  The terms of the Evergreen Secured Promissory Note allow for us to receive advances from Evergreen in one or more loans for up to $2,500,000.  Principal and accrued interest on all loans shall be payable to Evergreen on the Maturity Date, which is the earlier of June 30, 2011 or the date on which we close a transaction for the sale of our Thermo No. 1 plant.  The loans bear interest at the rate of twelve percent (12%) per annum or, with respect to any amounts not paid to Evergreen by the Maturity Date, at the rate of eighteen percent (18%) per annum.

We used the $1,100,000 we received from the Thermo No. 1 plant escrow funds and the $1,150,000 loan we received from Evergreen to satisfy our semi-annual interest payment obligation of approximately $2,200,000 to the holders of our 8.00% Convertible Senior Notes due 2013, which was required to be paid by November 1, 2010 in order to avoid a payment default on our convertible notes.

Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable, interest expense and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our short-term liquidity situation include (i) the obligation to repay the remaining amounts borrowed under our Unsecured Line of Credit Agreement and Promissory Note; (ii) the obligation to pay interest on our outstanding convertible notes; (iii) any amounts we are obligated to pay PWPS for the turbines in production at the Thermo No. 1 plant; (iv) the obligation to pay Merrill Lynch its redemption amount of $20.0 million plus accrued interest on or before June 30, 2011;  (v) the obligation to pay up to $6.25 million to Prudential pursuant to the Forbearance Agreement, as amended; (vi) the obligation to pay any outstanding amounts under the Evergreen Secured Promissory Note; and (vii) the potential obligation To repay the remaining amounts borrowed under the Lightning Dock Secured Promissory Note if it is not credited toward Evergreen-FE’s equity investment in Lightning Dock..

We no longer have restricted marketable securities set aside to fund the interest payments due on the convertible notes. As a result, we will need to fund interest payments on the convertible notes from other sources. The convertible notes bear interest at the rate of 8.0% per annum, payable semiannually on April 1 and October 1 of each year. The convertible notes mature on April 1, 2013.

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

We are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts, as well as our general and administrative expenses. Until we are in a position to generate significant revenues, we will need to continue to raise additional funds to continue operating as a going concern. We are soliciting the sale of Thermo No. 1, or an interest therein and exploring the potential sale of one or more of our other projects or interests therein. We may also seek additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through government funding from grants, loan guarantees and private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into pre-paid power purchase agreements with utilities or municipalities, a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to curtail or cease operations, modify our current plans for plant construction, well field development and other development activities, or further extend the time frame over which these activities will take place.

Our common stock was recently suspended from trading on the NYSE.  On November 3, 2010, our common stock commenced to be quoted on the OTCBB under the ticker symbol RZTI. We may encounter difficulties in raising additional funds due to the fact that our common stock is no longer listed on a national securities exchange.

Recent Financing Activities

We completed the sale of our common stock pursuant to two separate registered direct offerings.  In July 2010, we completed the sale of $750,000 of our common stock to War Chest Capital Partners and Iroquois Master Fund, LTD.  The proceeds from this transaction were approximately $740,000, after deducting fees and expenses. In September 2010, we completed the sale of $750,000 of our common stock to War Chest Capital Partners, Iroquois Master Fund, LTD. and Capital Ventures International. The proceeds from this transaction were approximately $740,000, after deducting fees and expenses. Subsequent to the end of the third quarter, we also entered into the transactions with Evergreen-FE and the LOC Lenders, each of which is described above.

Although we were able to obtain limited financing through the sources described above, these sources of funding alone will be insufficient for us to properly execute our current business plan. We have substantial short-term and long-term obligations, and need to obtain additional financing to meet these obligations. However, the current economic environment makes it challenging for us to obtain the financing that we need, on terms acceptable to us. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we will be unable to satisfy our existing obligations or execute our plans. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development and other development activities, or further extend the time frame over which these activities will take place, or pursue other actions that could adversely affect future operations.

Consolidated Statements of Cash Flows

Operating Activities. Cash consumed by operating activities for the nine months ended September 30, 2010 consisted primarily of a net loss of approximately $80.7 million, adjusted for non-cash expenses of, approximately $1.7 million of stock-based compensation and stock issued for services, accelerated deferred financing amortization resulting from the buy-down payment of $20.0 million for the 7.0% senior secured notes resulting in a proportionate amount of amortization of related deferred financing fees totaling $9.7 million, an unrealized gain on derivatives totaling $8.5 million due to decreases in the fair value of our warrants that have been classified as liabilities due to price reset features contained in the warrants and depreciation, amortization and accretion expenses totaling $1.6 million. We also adjusted our net loss by for additional non-cash expenses of approximately $0.6 million due primarily to the issuance costs relating to the issuance in February 2010 of the preferred warrants we issued as part of the Preferred Stock offering, which allow for the purchase of up 14,000 additional shares of the Preferred Stock (the “Preferred Warrants”). Accounts receivable and deferred credits also increased by approximately $0.2 million due primarily to invoicing the United States Trade Development Association for initial milestones completed relating to our exploration program in Indonesia. After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. Based upon the impairment analysis, we determined that the Thermo No. 1 plant was impaired as of June 30, 2010 and recorded a non-cash impairment expense of $52.2 million.  We expensed the cost of certain patents that we decided to abandon totaling $0.1 million. Pursuant to the Forbearance Agreement, the restrictive nature of the Thermo No. 1 restricted cash accounts changed from being restricted for the purposes of drilling wells and constructing the plant to being restricted for the purposes of paying for plant operations.  Accordingly, the restricted cash relating to operations increased approximately $2.1 million.

Accounts payable and accrued liabilities decreased $6.0 million from December 31, 2009 to $10.7 million at September 30, 2010. The decrease in accounts payable and accrued expenses during the nine month period was due primarily to the normal payments of outstanding vendor payables totaling $5.6 million, the forgiveness of liquidated damages of $0.1 million by Fletcher, as described above, and the issuance of common stock to three vendors to settle outstanding payables totaling $0.3 million. Other assets increased by $0.1 primarily due to an increase in the payment of certain legal retainers during the third quarter.

Cash consumed by operating activities for the nine months ended September 30, 2009 consisted primarily of a net loss of approximately $15.0 million, adjusted for approximately $3.0 million of stock-based compensation and stock issued for services, deferred financing amortization relating to raising capital through debt issuances totaling $4.9 million and depreciation, amortization and accretion expenses totaling $1.8 million. Accounts payable and accrued liabilities decreased $0.5 million to $15.5 million at September 30, 2009, which included a $26.4 million reduction in accounts payable as a result of the PWPS Agreement, as described above. Accounts receivable from the City of Anaheim increased by $0.3 million relating to the generation of electricity by our Thermo No. 1 plant. Other assets decreased by approximately $0.3 million due to the refund of a deposit relating to completion of the Thermo No. 1 transmission lines. We also adjusted our net loss for an unrealized gain on derivatives totaling $12.9 million due to decreases in the fair value of our warrants that have been classified as liabilities due to price reset features contained in the warrants.

Investing Activities. We purchase investments in marketable debt securities as a means of temporarily investing the proceeds from financings until the funds are needed for operating purposes. Due to the nature of these investments, we consider it reasonable to expect that their fair market values will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Concentration of credit risk is normally managed by diversifying investments among a variety of high credit-quality issuers. As of September 30, 2010, over 88% of our cash, cash equivalents and restricted cash of $2.4 million, is deposited in money market accounts invested with JP Morgan Funds earning 0.1 percent interest. Cash from our checking account is swept nightly into a variable rate interest bearing account earning 0.5 percent per annum. Our checking account balance totaled $0.1 million at September 30, 2010.

Investing activities provided approximately $36.2 million of cash in the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we received proceeds from the federal grant totaling $33.0 million and certain deposits were applied to construction well field drilling costs totaling $0.2 million. On June 30, 2010, we received proceeds from the maturity of our marketable securities held to maturity totaling $2.2 million that were used to pay the April 1, 2010 interest payment on the 8.0% convertible senior notes due 2013. Our net restricted cash decreased approximately $9.0 million during the nine months ended September 30, 2010. Pursuant to the July 9, 2010 Forbearance Agreement, the restrictive nature of the Thermo No. 1 restricted cash accounts changed from being restricted for the purposes of drilling and constructing the plant to being restricted for the purposes of paying for plant operations.  We paid $4.4 million for construction costs relating to the Thermo No. 1 plant and $3.4 million relating to drilling the Thermo No. 1 well field. We also purchased approximately 40,000 acres of leased property in Utah through a BLM auction totaling $0.2 million. We also purchased certain water rights and easements in New Mexico related to our Lightning Dock project totaling $0.1 million.

Investing activities used $12.3 million of cash in the nine months ended September 30, 2009, primarily as a result of entering into the PWPS Agreement described above. Pursuant to the PWPS Agreement, we received $7.1 million as a net refund of deposits previously paid to UTCP, the predecessor of PWPS. In addition, our marketable equity securities matured totaling $2.2 million that were used to pay the April 1, 2009 interest payment of the convertible notes. We received certain refunded deposits that were applied to our well field drilling totaling $1.1 million. We have also purchased two new power project leases totaling $0.1 million in Oregon and Utah. During the nine months ended September 30, 2009, we also paid $13.5 million for construction costs relating to the Thermo No. 1 geothermal power plant and $17.2 million relating to drilling the Thermo No. 1 well field. As a result, these construction and well field expenses were primarily paid through our Thermo No. 1 restricted cash account which decreased totaling $8.5 million.

Financing Activities. Financing activities used approximately $11.8 million and provided $33.6 million of cash in the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010, we completed an offering of 5,000 shares of the Preferred Stock and issued the Preferred Warrants to purchase an additional 14,000 shares of Preferred Stock for a total purchase price of $5,000,000. The net proceeds, after deducting the underwriter fees and other estimated offering expenses payable by us were approximately $4.6 million. We also received proceeds from our Unsecured Line of Credit Agreement and Promissory Note totaling $0.1 million as a bridge financing for certain administrative expenses. During the nine months ended September 30, 2010, we made principal payments against the outstanding Unsecured Line of Credit Agreement and Promissory Note totaling $0.3 million and against the 7.0% senior secured note (non-recourse) totaling $20.3 million. In April 2010, we announced that we initiated an “at-the-market” program which we could sell shares of common stock having an aggregate offering price of up to $25.0 million. Under the “at-the-market” program, we sold shares of our common stock and we received proceeds, net of commissions, totaling approximately $1.5 million. On May 10, 2010, we ceased selling shares of our common stock pursuant to the controlled equity offering. During the nine months ended September 30, 2010, we completed the sale of $3.0 million of our common stock to War Chest Capital Partners. Our proceeds from the sale of our common stock, after deducting fees and expenses totaled $2.6 million.

During the nine months ended September 30, 2009, we obtained the Unsecured Line of Credit Agreement and Promissory Note to provide working capital for general corporate purposes. As of September 30, 2009, we had borrowed a total of $13.4 million under the Unsecured Line of Credit Agreement and Promissory Note. We also completed a registered direct offering in July of 2009 of 8,550,339 units (“Registered Direct Units”) primarily to institutional investors. Each Registered Direct Unit consisted of one share of our common stock, and one warrant to purchase 0.5 shares of our common stock. The investors agreed to purchase the Registered Direct Units for a negotiated price of $2.98 per Registered Direct Unit, resulting in net proceeds, after deducting placement agents’ fees and estimated offering expenses, totaling $23.6 million. During the nine months ended September 30, 2009, we made principal payments of $2.9 million on the Unsecured Line of Credit Agreement and Promissory Note balance and our Thermo Subsidiary also made principal payments of $0.5 million on the 7.00% senior secured note (non-recourse).

Dividends. We are required to pay a quarterly dividend to the holders of our Preferred Stock, payable in cash or shares of common stock equal to an annual rate of the London Interbank Rate (“LIBOR”) plus 8%, but in no event higher than 14%, subject to adjustment. We are limited in dividend payments that we can make to our common stockholders unless such dividend payment is made equally to the holders of the Preferred Stock as if such holders had converted or redeemed (whichever is greater) their Preferred Stock for shares of our common stock immediately prior to the payment of such dividend. We have never declared or paid any cash dividends with respect to our common stock. We currently anticipate that we will retain all future earnings for the operation and expansion of our business and do not intend to declare dividends with respect to our common stock in the foreseeable future. During the nine months ended September 30, 2010, we paid three dividends to the holder of the Preferred Stock in shares of our common stock on March 31, 2010, June 30, 2010 and September 30, 2010 totaling $0.3 million which we settled with the issuance of 659,074 shares of our common stock. No Preferred Stock dividends or deemed dividends were recorded for the nine months ended September 30, 2009. We also recorded a deemed dividend for the nine months ending September 30, 2010 relating to the accretion of the discount of the Preferred Stock totaling $3.5 million.

During the nine months ended September 30, 2010, there were no dividend payments to our common stockholders.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had the following off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

In addition to the Thermo Financing Agreements, we entered into an agreement with PWPS relating to the generating units purchased and installed at the Thermo No. 1 plant. Pursuant to the agreement, we retained approximately $4.3 million of the purchase price of the generating units pending the successful completion of the Thermo No. 1 plant. We are allowed to keep the retained portion of the purchase price as a liquidated damages payment if certain performance conditions related to the generating units are not met. As of September 30, 2010, the Thermo No. 1 plant was generating below targeted levels and had not achieved successful completion. As a result, we believe we may be entitled to keep the retained portion of the purchase price as liquidated damages. However, PWPS disputes our claim to the retained portion of the purchase price. Our ability to keep any portion of the retained amount will depend upon the resolution of the dispute with PWPS.

Our agreement with PWPS also provides for the payment by us to PWPS of liquidated damages if the Thermo No. 1 plant is not successfully completed as a result of any reason not related to the generating units. To secure this potential obligation, we provided a security interest to PWPS in five patents relating to our Transportation and Industrial segment. We believe the likelihood that we will be obligated to pay liquidated damages to PWPS is “remote”. Accordingly, we estimate the maximum potential obligation and the related fair value of the obligation to be immaterial at this time. Accordingly, we had not recorded a liability relating to this potential obligation at September 30, 2010.

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

On June 25, 2010, we entered into a sublease for offices in West Bloomfield, Michigan which expired on September 25, 2010. Effective September 25, 2010, we amended the terms of our Michigan office space to rent on a month-to-month basis through December 31, 2010.  Pursuant to the amended terms of our sublease, the monthly rental increased from $1,800 per month to $2,000 per month.  Upon expiration of the sublease in Michigan on December 31, 2010, we have an option to extend the lease for an additional three months.

During 2008, we entered into an agreement with a private land owner adjacent to our geothermal leased property in Hidalgo County, New Mexico. Under the agreement, we are permitted to store our power generating units, cooling tower equipment, pumps and other equipment that have been delivered to New Mexico for construction of our Lightning Dock geothermal power plant. All equipment is stored outside and the agreement continues on a month-to-month basis until all equipment is removed from the property. Total rent expense for all of our office space, testing facilities and outdoor storage site leases for the nine months ended September 30, 2010 and 2009 was approximately $367,600 and $343,600, respectively.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases, our long-term debt, our executed purchase obligations and our asset retirement obligations as of September 30, 2010:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Lease Obligations	$537,592	$429,591	$108,001	$—	$—
Long Term Debt (principal and interest)	106,975,951	43,175,951	63,800,000	—	—
Purchase Obligations	25,035,666	6,678,794	4,769,347	2,974,713	10,612,812
Asset Retirement Obligations	3,012,449	225,285	—	—	2,787,164
Total	$135,561,658	$50,509,621	$68,677,348	$2,974,713	$13,399,976

The purchase obligations set forth above are not recorded as liabilities in our consolidated financial statements except for our obligation with PWPS relating to the generating units purchased and installed at the Thermo No. 1 plant. Pursuant to the agreement, we retained approximately $4.3 million of the purchase price of the generating units pending the successful completion of the Thermo No. 1 plant. We are allowed to keep the retained portion of the purchase price as a liquidated damages payment if certain performance conditions related to the generating units are not met. As of September 30, 2010, the Thermo No. 1 plant was generating below targeted levels and had not achieved successful completion. As a result, we believe we may be entitled to keep the retained portion of the purchase price as liquidated damages. However, PWPS disputes our claim to the retained portion of the purchase price. Our ability to keep any portion of the retained amount will depend upon the resolution of the dispute with PWPS. Accordingly, we have recorded the $4.3 million in our accrued liabilities until the dispute is settled.  Our equipment purchase obligations are recorded as liabilities when the equipment is received by us or the risk of loss has been legally transferred to us. Amounts payable pursuant to our operating leases are expensed during the reporting period in which the amounts are due and payable. The operating lease obligations include operating leases for our corporate headquarters, Michigan offices and our testing facility.

The purchase obligations set forth in the table above include our amended agreements with PWPS for the purchase of power generating units and the related 10-year maintenance agreement.  As of September 30, 2010, we are obligated to pay PWPS under the amended agreements and maintenance agreement $4.7 million in 2010; $0.9 million in 2011; $1.0 million in 2012; and $1.0 million in 2013.  In 2014, the PWPS maintenance fees increase due to the amortization of additional upgrade maintenance which is scheduled each five years.  However, under the amended agreements with PWPS, we may elect, at our sole option, to enter into negotiations with PWPS to determine a mutually acceptable adjustment (either upwards or downwards) to the annual payment after 2013. If either party does not agree on a mutually acceptable adjustment, then either party may terminate the agreement without penalty.  Accordingly, the amounts presented as purchase obligations exclude amounts payable to PWPS that may be terminated by us at that time without penalty in years six through ten totaling an aggregate of $8.6 million

The purchase obligations set forth in the table above also include our geothermal lease agreements and wheeling transmission agreements.  Since our geothermal lease agreements are not considered to be operating leases the purchase obligations also include delay rental payments that we have agreed to make in order to maintain our granted rights to the leased properties.  Our geothermal lease agreements range from 5 to 50 years.  As of September 30, 2010, we were unconditionally obligated to pay the landowners approximately $25,000 in 2010; $0.2 million in 2011; $0.2 million in 2012; $0.2 million in 2013; $0.2 million in 2014; and $0.8 million thereafter.

The amounts presented exclude amounts payable to landowners under geothermal lease obligations that may be terminated by us at any time without penalty. The annual aggregate payment obligation under all such lease obligations in effect on the date of this report is approximately $0.3 million.  The amounts presented also exclude amounts payable to landowners in New Mexico with whom we have options to purchase approximately 968 acres of water rights that may be terminated by us at any time without penalty totaling $0.7 million. The water rights options expire on December 31, 2010.

We, through our subsidiaries, have entered into four wheeling transmission agreements in Utah, New Mexico, and Nevada.  The terms of the agreements are from between five to twenty years.  Under the agreements, the start dates are deferrable annually for up to five years or until the later of the service acceptance date or completion of required upgrades by us, if any.  As of September 30, 2010, we were obligated to pay $0.1 million in 2010; $1.0 million in 2011; $1.2 million in 2012; $1.2 million in 2013; $1.2 million in 2014 and $10.9 million thereafter.  The wheeling costs are generally reimbursable under power purchase agreements or can be sold to third parties at negotiated prices.  Currently, our City of Anaheim and Salt River Project power purchase agreements contain provisions that fully reimburse the wheeling costs.  Of the wheeling transmission commitments above, the amount of wheeling costs that will be reimbursed under our power purchase agreements approximate $0.1 million in 2010; $0.7 million in 2011; $0.7 million in 2012; $0.7 million in 2013; $0.7 million in 2014 and $3.7 million thereafter.  We intend to resell all or a portion of our wheeling transmission capacity to third parties for the remaining commitments to minimize the impact of the overall commitment. Since these wheeling agreements are held in our special purpose subsidiaries, we believe that should we fail to pay the commitments, there would be no recourse to the parent company.

The long-term obligations set forth in the table above includes the payment schedule of principal and interest for our $55.0 million 8.0% convertible senior note due 2013; 7.0% senior secured note; 15.0% senior secured note; and 10% unsecured line of credit. The maturity dates for the 7.0% senior secured note and 15.0% senior secured note have been accelerated and now mature in less than one year.

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

Recently Issued Accounting Pronouncements

In August 2010, the FASB issued updated guidance that amends various SEC paragraphs pursuant to the issuance of Release No.  33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies.  Management believes that the adoption of this guidance does not have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. However, we have issued certain warrants and preferred warrants that are classified as derivative liabilities which are recorded at the fair market value at the end of each period.  Increases and decreases in the price per share of our common stock increase or decrease the fair market value of our derivative liabilities accordingly.  Unrealized gains or losses during each period are recorded as a gain or loss.  Therefore, increases in the price per share of our common stock would result in an increase in the fair market value of the warrant liabilities and a loss on derivative for the change in fair market value during each period.  Conversely, a decrease in the price per share of our common stock would result in a decrease in the fair market value of the warrant liabilities and a gain on derivative for the change in fair market value.

Interest Rate Risks

Changes in interest rates may also affect our ability to obtain tax equity and other financing for the development of power projects. In general, as interest rates rise, the tax equity investor’s hurdle rate for their investments increases. As the hurdle rate increases, the amount of tax credit equity that can be raised for a project decreases.

At September 30, 2010, we held investments of $2.4 million in money market and other interest bearing accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Our quarterly preferred stock dividends are computed based upon the 3-month LIBOR rate plus 8% measured at the beginning of each quarter plus up to a maximum of 14%.  Increases in the 3-month LIBOR market rates increase the amount of quarterly dividends payable.

Commodity Price Risk

We are exposed to risks surrounding the volatility of energy prices. These risks are impacted by various circumstances surrounding the energy production from natural gas, nuclear, hydro, solar, coal and oil. We have been able to mitigate, to a certain extent, this risk by entering into a power purchase agreement for a 20 year period for our Thermo No. 1 plant.  We also have entered into additional power plant agreements for our next two power plants that we intend to develop. This type of arrangement will be the model for power purchase contracts planned for future power plants.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010, due to a material weakness in our internal control over financial reporting discussed immediately below.

Identified Material Weakness

A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. Management identified a material weakness during our assessment of our internal control over financial reporting as of September 30, 2010.  Accordingly, during the three month period ended September 30, 2010, it was determined that our Company's procedures relating to the footnote disclosure of certain transmission contract commitments entered into in previous periods were not adequate.

Changes in Internal Control Over Financial Reporting

In an effort to remediate our material weakness in our internal control over financial reporting, our Company is in the process of establishing enhanced review procedures to ensure that the appropriate accounting personnel review all future material contracts to ensure proper financial reporting. Except as discussed above, there have not been any changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 17, 2009, Kay Mendenhall (“Mendenhall”), an individual, and Spindyne, Inc. (“Spindyne”), a Utah corporation, filed a complaint in Fourth Judicial District Court, Utah County, Utah against Jack H. Kerlin, an individual, Kraig Higginson, an individual, and Raser Technologies, Inc. Mendenhall and Spindyne allege that, around the time that Raser was formed, Kerlin, on behalf of Spindyne, assigned to Raser the rights to use certain proprietary technology that was owned by Spindyne. Mendenhall and Spindyne allege that they were not properly compensated for that technology. In general, the complaint alleges, among other claims, breach of contract, breach of implied covenant of good faith and fair dealing, and intentional interference with contract and prospective economic relations. The complaint seeks damages in an amount to be determined at trial for the value of the alleged technology. Neither Spindyne nor Mendenhall have any relationship with us or Mr. Higginson, our Chairman. The alleged technology at issue in the complaint is not currently in use and has never been used by us or, to the knowledge of the Company, Mr. Higginson. We, along with Messers Higginson and Kerlin, filed a motion to dismiss the complaint, which was granted by the Fourth Judicial District Court on May 5, 2010. The plaintiffs filed a notice of appeal on June 3, 2010. In July 2010, the Court of Appeals sua sponte initiated a motion to remand the case back to the District Court to address certain procedural issues before the merits of the appeal can be heard. The plaintiffs have not taken any action in the case since that time.

Raser is not subject to any other material legal proceedings, and we are unaware of any proceedings presently contemplated against Raser by any federal, state or local government agency.

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

At September 30, 2010, we had approximately $0.1 million in cash and cash equivalents and $2.3 million in restricted cash. As such, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. Our operating activities used approximately $19.0 million of cash for the year ended December 31, 2009 and approximately $24.3 million of cash during the nine months ended September 30, 2010. We have incurred substantial losses since inception and we are not operating at cash breakeven. Obligations that may exert further pressure on our liquidity situation include (i) the obligation to repay the remaining amounts borrowed under our Unsecured Line of Credit Agreement and Promissory Note; (ii) the obligation to pay principal and interest on our outstanding convertible notes; (iii) any amounts we may be obligated to pay PWPS for the turbines installed at the Thermo No. 1 plant; (iv) the obligation to pay Merrill Lynch a redemption amount of $20.0 million plus accrued interest on or before June 30, 2011; and (v) the obligation to pay up to $6.25 million to Prudential pursuant to the Forbearance Agreement, as amended; and (vi) the obligation to pay any outstanding amounts under the Evergreen Secured Promissory Note; and (vii) the potential obligation To repay the remaining amounts borrowed under the Lightning Dock Secured Promissory Note if it is not credited toward Evergreen-FE’s equity investment in Lightning Dock.

Most recently, we completed the sale of our common stock pursuant to two separate registered direct offerings.  In July 2010, we completed the sale of $750,000 of our common stock to War Chest Capital Partners and Iroquois Master Fund, LTD. Our proceeds from the sale of our common stock were approximately $740,000, after deducting fees and expenses. In September 2010, we completed the sale of $750,000 of our common stock to War Chest Capital Partners, Iroquois Master Fund, LTD. and Capital Ventures International. Our proceeds from the sale of our common stock were approximately $740,000, after deducting fees and expenses.

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

In 2009, the United States Congress passed the Recovery Act that was subsequently signed into law by President Obama. The Recovery Act provides certain economic incentives, such as clean energy grants, that are designed to provide developers of geothermal and other clean energy projects with cash to help fund the projects. These incentives are designed, in part, to address some of the current problems in the tax equity markets and provide an alternative funding mechanism. Accordingly, part of our short-term strategy to obtain additional funding includes applications for loan guarantees and government grants.

In February of 2010, we received the Grant from the U.S. Treasury under the Recovery Act totaling $33.0 million. Approximately $3.8 million of the grant funds were released to us, as owner of the project. The remainder of the grant funds was placed in escrow to be released to the other parties that provided the debt and equity financing for the project based on the electrical output, operational costs of the plant and certain other factors. On July 9, 2010, we entered into the Forbearance Agreement, as amended on October 26, 2010, pursuant to which the lenders of the debt financing for the Thermo No. 1 plant received a payment of $27.0 million out of the escrow and waived compliance with certain debt-related covenants and obligations until February 1, 2011. The lenders are entitled to receive an additional payment of up to $6.25 million plus the expenses of the administrative lender and agents no later than February 1, 2011. The Forbearance Agreement contemplates that we will satisfy this additional payment by using proceeds from the sale of all or part of our interest in the Thermo No. 1 plant. After providing for the $27.0 million payment to the lenders, approximately $3.0 million in the Thermo No. 1 plant escrow account remained in escrow to be used for the operation of the Thermo No. 1 plant and other related expenses. Because the amount contained in the Thermo No. 1 plant escrow account was insufficient to fully satisfy the lenders, to the extent we are obligated to pay PWPS any additional amounts for the turbines in production at the Thermo No. 1 plant, such payments shall be made out of our general corporate funds. In addition, we are obligated to pay Merrill Lynch its redemption amount of $20.0 million pursuant to the terms of a promissory note on or before June 30, 2011.

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

On October 1, 2010, the Company entered into the Evergreen-FE Letter Agreement with, among others, Evergreen-FE , which is a collaboration between Evergreen and FE Clean Energy Group. In connection with the Evergreen-FE Letter Agreement, Evergreen-FE committed to loan certain funds to Lightning Dock pursuant to the Evergreen-FE Secured Promissory Note. Lightning Dock's obligations under the Evergreen-FE Secured Promissory Note are secured by by a certain portion of our power plant equipment to be used in the construction of the Lightning Dock power plant pursuant to the security agreement with Evergreen-FE.

It is anticipated that Lightning Dock will receive short-term loans for up to an aggregate of approximately $2 million from Evergreen-FE to allow Lightning Dock to continue the initial development of the Lightning Dock geothermal power project. While these resource development efforts continue, we, Lightning Dock and Evergreen-FE intend to negotiate the substantive terms of the Proposed Equity Investment of approximately $15.3 million by Evergreen-FE in Lightning Dock. The Proposed Equity Investment would represent an initial 51% interest in Lightning Dock (converting to a 50% interest at completion), and such funds would be used to finance a portion of the development and operation of the Lightning Dock geothermal power project.

The terms of the Evergreen-FE Secured Promissory Note state that interest accrues at a rate of 0.25% per month on any amounts that are loaned to Lightning Dock prior to the Evergreen-FE Secured Promissory Note's Maturity Date of November 30, 2010. After the Maturity Date, interest accrues on any amounts that remain outstanding at a rate of 0.83% per month.

The terms of the Evergreen-FE Letter Agreement state that if the parties are able to negotiate and finalize definitive agreements relating to Evergreen-FE's proposed equity investment in Lightning Dock, any amounts loaned to Lightning Dock by Evergreen-FE would be credited toward the purchase price for the Proposed Equity Investment. Although we intend to work closely with Evergreen-FE to finalize definitive agreements, Evergreen-FE will not be obligated to make the proposed equity investment until the parties execute definitive agreements. In addition, even if definitive agreements are executed, Evergreen-FE's obligations to fund its investment will likely be subject to the satisfaction of certain conditions, which could include commitments for debt financing, additional due diligence or other conditions beyond our control.

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

The terms of our outstanding Preferred Stock provide that each share of Preferred Stock is entitled to a quarterly dividend, payable in cash or shares of our common stock at an annual rate equal to the 3-month LIBOR plus 8%, but in no event higher than 14%. The terms of the Preferred Stock restrict our ability to pay dividends to our common stockholders unless we are current in our dividend obligations to the Preferred Stock and any dividend payment to our common stockholders is made equally to the holders of the Preferred Stock as if such holders had converted or redeemed their Preferred Stock for shares of our common stock. In addition, the holders of the Preferred Stock may redeem the shares of Preferred Stock. The preferential dividend and redemption rights of the Preferred Stock may make investments in our securities less attractive to potential investors.

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

Outstanding warrants to purchase 1,350,000 shares of our common stock and outstanding preferred warrants to purchase 14,000 shares of our preferred stock provide for anti-dilution protection, which adjusts the exercise price of each warrant, from time to time upon the occurrence of certain events, including the issuance of shares of common stock at a price lower than the exercise price, stock splits, dividends, recapitalizations and similar events. These price adjustment provisions may result in dilution to potential investors, which could make investments in our securities less attractive to potential investors, and could adversely affect our ability to negotiate with potential investors.

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

In connection with our first power plant (Thermo No. 1 plant), we have experienced unexpected difficulties and delays in developing a well field that will produce sufficient heat to operate the plant at full capacity. While we have gained valuable experience that could benefit future projects, we could experience similar unexpected difficulties at future projects, which could adversely affect the economics of those projects. As a result, we cannot be certain that we will be able to operate any of our plants at full capacity on an economic basis.

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

We have a limited operating history and, from our inception, we have earned limited revenue from operations. We have incurred significant net losses in each year of our operations, including a net loss applicable to common stockholders of approximately $20.2 million and $84.5 million for the year ended December 31, 2009 and the nine months ended September 30, 2010, respectively. As a result of ongoing operating losses, we had an accumulated deficit of approximately $194.2 million on cumulative revenues during the last three years of approximately $5.4 million as of September 30, 2010.  In addition, at September 30, 2010, we had negative working capital totaling $44.5 million.

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

The closing price of our common stock declined significantly over the last twelve months. The closing price fluctuated from a low of $0.17 per share to a high of $1.38 per share during the period from January 1, 2010 to November 5, 2010. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside of our control, including the level of short sale transactions. As a result, the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in our stock price, there may be increased risk that securities litigation, governmental investigations or enforcement proceedings may be instituted against us. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

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

Available federal tax incentives include deductibility of intangible drilling costs, accelerated depreciation, depletion allowances and the investment tax credit (“ITC”), all of which currently are permanent features of the Internal Revenue Code with respect to geothermal power projects. In addition, the Recovery Act extended the availability of the Production Tax Credit (“PTC”) for geothermal projects placed in service before 2014 and created a new grant program for geothermal projects that are placed in service in 2009 or 2010, regardless of when construction begins, or for which construction begins in 2009 or 2010 and which are placed in service before 2014.

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

During the nine months ended September 30, 2010, we delivered 34,690 MW hours of electricity to the City of Anaheim. Although we placed the Thermo No. 1 plant in service in the first quarter of 2009 for accounting purposes, we were unable to operate the plant at designed capacity due primarily to mechanical deficiencies of the power generating units, lower than anticipated well field temperature and flow from certain wells and other inefficiencies which occurred as a result of overall design of the plant. Accordingly, we initiated several actions to improve the electrical output of the plant and the resource. These efforts included reworking certain production wells, the installation of bottom cycling operations and the replacement of recirculation pumps on each of the generating units with more efficient pumps. These efforts culminated in June 2010, at which time we evaluated the actual impact of these initiatives and the resulting overall performance of the plant. The results of this evaluation indicate that plant performance may improve from the current output level of approximately 6.6 megawatts, but most likely will not achieve originally designed electrical output levels.

The Thermo No. 1 plant is the first ever large-scale commercial application of the PWPS Pure-Cycle units and the first plant built under our rapid-deployment approach so delays and overruns are not entirely unexpected. Some of the key drivers of the delays and cost overruns are as follows:

Well Field Development:

•	Increased costs to broaden previous well field plans.

•	Complications encountered by drilling contractors.

•	High demand for drilling services and related materials due to the rapid increase in the price of oil.

•	Higher than expected loads for well field pumps.

Construction:

•	Wider than originally planned step-outs for injection wells, which increased piping and electrical costs, due to concerns of lenders.

•	Construction of primary access road improvements to accommodate wider access to Thermo No. 1 than previously anticipated.

•	Additional costs incurred to connect piping from additional production wells to the plant.

•	Additional costs incurred relating to establishing the greater Thermo area.

•	Increased prices for steel, concrete and other commodities due to high demand.

•	Payment of overtime and other additional costs in order to accelerate the construction schedule.

Equipment:

•	Expenses associated with installing PWPS power generating units for the first time, which allowed us to identify design changes for the benefit of future plants.

Transmission:

•	In anticipation of future plants, we built a larger transmission infrastructure.

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

A significant portion of our net revenue is attributed to revenues derived from power purchasers under the relevant power purchase agreements. The City of Anaheim has accounted for 100%, of our revenues for the nine months ended September 30, 2010. We do not make any representations as to the financial condition or creditworthiness of any purchaser under a power purchase agreement, and nothing in this quarterly report should be construed as such a representation.

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

Most of our domestic projects are qualifying facilities pursuant to the Public Utilities Regulatory Policies Act of 1978 (“PURPA”) and are eligible for regulatory exemptions from most provisions of the Federal Power Act (“FPA”) and certain state laws and regulations, which largely exempt the projects from the FPA, and certain state and local laws and regulations regarding rates and financial and organizational requirements for electric utilities.

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

In addition, pursuant to the FPA, the Federal Energy Regulatory Commission (“FERC”) has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission of public utilities in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. Qualifying facilities are largely exempt from the FPA. If a domestic project were to lose its qualifying facility status, it would become a public utility under the FPA, and the rates charged by such project pursuant to its power purchase agreements would be subject to the review and approval of FERC. FERC, upon such review, may determine that the rates currently set forth in such power purchase agreements are not appropriate and may set rates that are lower than the rates currently charged. In addition, FERC may require that some or all of our domestic projects refund amounts previously paid by the relevant power purchaser to such project. Such events would likely result in a decrease in our future revenues or in an obligation to disgorge revenues previously received from our domestic projects, either of which would have an adverse effect on our revenues. Even if a project does not lose its qualifying facility status, pursuant to a final rule issued by FERC for projects above 20 MW, if a project’s power purchase agreement is terminated or otherwise expires, and the subsequent sales are not made pursuant to a state’s implementation of PURPA, that project will become subject to FERC’s ratemaking jurisdiction under the FPA. Moreover, a loss of qualifying facility status also could permit the power purchaser, pursuant to the terms of the particular power purchase agreement, to cease taking and paying for electricity from the relevant project or, consistent with FERC precedent, to seek refunds of past amounts paid. This could cause the loss of some or all of our revenues payable pursuant to the related power purchase agreements, result in significant liability for refunds of past amounts paid, or otherwise impair the value of our projects. If a power purchaser were to cease taking and paying for electricity or seek to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers or that we would have sufficient funds to make such payments. In addition, the loss of qualifying facility status would be an event of default under the financing arrangements currently in place for some of our projects, which would enable the lenders to exercise their remedies and enforce the liens on the relevant project.

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

The recent economic downturn has had a dramatic, adverse effect on the automotive industry and other large industrial manufacturers that would be in a position to use and benefit from our technologies. As a result, we believe our ability to commercialize our SymetronTM technologies will be limited until economic conditions improve. We intend to evaluate the prospects for our Transportation & Industrial segment on an ongoing basis. If we believe there are attractive opportunities, we will devote the resources to pursue those opportunities to the extent we believe appropriate. If, on the other hand, we determine that the risks and uncertainties for this business segment are too great in light of the current economic climate, we may choose to further reduce the resources devoted to these efforts. We may also be required to develop a new long-term business strategy for the Transportation & Industrial segment, or discontinue operating this business segment.

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

During the quarter ended September 30, 2010, we identified a material weakness in our internal control over financial reporting related to footnote disclosure of commitments relating to certain transmission contracts that were not properly disclosed in prior periods. If we fail to adequately address any material weaknesses or deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, any material weaknesses or deficiencies could prevent us from releasing our financial information and periodic reports in a timely manner, making the required certifications regarding, and complying with our other obligations with respect to our consolidated financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain adequate internal controls over financial reporting and provide accurate financial statements may subject us to litigation and would cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could also subject us to a risk of being removed from the Over The Counter Bulletin Board and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We were recently delisted from the New York Stock Exchange and are now quoted on the Over the Counter Bulletin Board.  Our quotation on the Over the Counter Bulletin may make it more difficult for our stockholders to sell their stock, cause our stock price to decline or materially harm our business.

Because we were unable to maintain our listing on the New York Stock Exchange, our stock is now quoted on the Over the Counter Bulletin Board.  As a result, our stockholders may find it more difficult to sell our stock, which may cause our stock price to decline or could materially harm our business. Being quoted on the Over the Counter market may increase the volatility in our stock price and could impair our ability to raise additional capital due to the fact that our common stock is no longer listed on a national securities exchange.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. In addition, if our officers, directors or employees sell previously restricted shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 85.5 million shares were free of restrictive legend as of September 30, 2010, up from approximately 67.2 million as of December 31, 2009. The occurrence of such sales, or the perception that such sales could occur, may cause our stock price to decline.

On February 3, 2010, we completed the sale of 5,000 shares of the Preferred Stock, pursuant to which we raised $5.0 million, before deducting underwriters’ fees, legal fees and other expenses. Each share of the Preferred Stock will pay a quarterly dividend, payable in cash or shares of common stock equal to the 3-month rate of LIBOR plus 8%, but in no event higher than 14%, subject to adjustment. Each share of the Preferred Stock will be convertible into shares of our common stock at a price of $5.00 per share, such price being subject to adjustment for stock splits, combinations, stock dividends and the like. The holders of the Preferred Stock will have the right to redeem the shares of the Preferred Stock purchased at the earlier of six months after the issue date or the date on which the price of our common stock equals or exceeds $2.00 per share, or the date of a public announcement of the intention or agreement to engage in a transaction or series of transactions that may result in a change of control of our Company. The redemption price for each share of the Preferred Stock into shares of our common stock will be at least $1.22 per share of our common stock, subject to adjustment under certain circumstances and (b) 120% of the Prevailing Market Price (as defined in the Certificate of Rights and Preferences of the Preferred Stock) at the first redemption date. We also issued the Preferred Warrants to purchase up to an additional 14,000 shares of the Preferred Stock. The issuance of any additional shares of common stock pursuant to the terms of the Preferred Stock will dilute the holders of our common stock and the possibility of these additional issuances of common stock may put downward pressure on our stock price. Pursuant to certain equity financings completed during the third quarter of 2010, the redemption price was adjusted from $1.22 per share to $1.02 per share.  Accordingly, the maximum number of shares of common stock that may be redeemed by the holder at September 30, 2010 was also adjusted to 4,877,108.

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

During 2008, we, through our subsidiaries, entered into four wheeling transmission agreements in Utah, New Mexico, and Nevada (collectively, the “Wheeling Agreements”): (i) Service Agreement for Point-to-Point Transmission Service executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and Western Renewable Power, LLC dated March 27, 2008; (ii) Form of Service Agreement for Long-Term Firm Point-to-Point Transmission Service between PacifiCorp and Intermountain Renewable Power, LLC dated June 12, 2008; (iii) Service Agreement for Firm Point-to-Point Transmission Service between Sierra Pacific Power Company and Western Renewable Power, LLC dated February 19, 2008; and (iv) Tri-State Contract No. TS-08-0071 Service Agreement for Firm Point-to-Point Transmission Service for Lightning Dock Geothermal, LLC between Tri-State Generation and Transmission Association, Inc. and Lightning Dock Geothermal, LLC dated December 9, 2008.  The terms of the Wheeling Agreements are from between five to twenty years.  Under the Wheeling Agreements, the start dates are deferrable annually for up to five years or until the later of the service acceptance date or completion of required upgrades by us, if any.  The four Wheeling Agreements obligate us to pay up to $16. 1 million over a 20 year period.  We are currently paying $0.4 million per year under two of these Wheeling Agreements. The wheeling costs are generally reimbursable under power purchase agreements or can be sold to third parties at negotiated prices.  Currently, our City of Anaheim and Salt River Project power purchase agreements contain provisions that fully reimburse the wheeling costs.  A copy of the Wheeling Agreements are attached to this Quarterly Report on Form 10-Q as Exhibits 10.12, 10.13, 10.14 and 10.15 and are incorporated herein by reference. The foregoing is only a brief description of the material terms of the Wheeling Agreements, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to these exhibits.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1
Amendment, Consent and Forbearance Agreement, dated July 9, 2010 among Thermo No. 1 BE-01, LLC, The Prudential Insurance Company of America, Zurich American Insurance Company, Deutsche Bank Trust Company Americas, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 14, 2010)

10.2
Second Amendment to Account and Security Agreement, dated July 9, 2010, between Thermo No. 1 BE-01, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 14, 2010)

10.3
Subscription Agreement, dated July 14, 2010, between Raser Technologies, Inc. and War Chest Capital Partners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 20, 2010)

10.4
Subscription Agreement, dated July 19, 2010, between Raser Technologies, Inc. and Iroquois Master Fund, LTD. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 20, 2010)

10.5
Amendment No. 2 to Unsecured Line of Credit Agreement and Promissory Note, dated as of August 5, 2010, among Evergreen Clean Energy Fund, LLC, Bombay Investments, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q filed August 11, 2010)

10.6
Subscription Agreement, dated September 14, 2010, between Raser Technologies, Inc. and War Chest Capital Partners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 20, 2010)

10.7
Subscription Agreement, dated September 17, 2010, between Raser Technologies, Inc. and Capital Ventures International (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 20, 2010)

10.8
Subscription Agreement, dated September 17, 2010, between Raser Technologies, Inc. and Iroquois Master Fund, LTD. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed September 20, 2010)

10.9
Letter Agreement, dated October 1, 2010, among Raser Technologies, Inc., Evergreen-FE Lightning Dock, LLC, Los Lobos Renewable Power, LLC, Raser Power Systems LLC and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 4, 2010)

10.10
Secured Promissory Note, dated October 1, 2010, between Lightning Dock Geothermal HI-01, LLC and Evergreen-FE Lightning Dock, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed October 4, 2010)

10.11
Security Agreement, dated October 1, 2010, between Lightning Dock Geothermal HI-01, LLC and Evergreen-FE Lightning Dock, LLC (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed October 4, 2010)

10.12*
Service Agreement for Point-to-Point Transmission Service executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and Western Renewable Power, LLC dated March 27, 2008.

10.13*	Form of Service Agreement for Long-Term Firm Point-to-Point Transmission Service between PacifiCorp and Intermountain Renewable Power, LLC dated June 12, 2008.

10.14*	Service Agreement for Firm Point-to-Point Transmission Service between Sierra Pacific Power Company and Western Renewable Power, LLC dated February 19, 2008.

10.15*
Tri-State Contract No. TS-08-0071 Service Agreement for Firm Point-to-Point Transmission Service for Lightning Dock Geothermal, LLC between Tri-State Generation and Transmission Association, Inc. and Lightning Dock Geothermal, LLC dated December 9, 2008.

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

RASER TECHNOLOGIES, INC.
(Registrant)

November 10, 2010	/s/ John T. Perry
John T. Perry,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Amendment, Consent and Forbearance Agreement, dated July 9, 2010 among Thermo No. 1 BE-01, LLC, The Prudential Insurance Company of America, Zurich American Insurance Company, Deutsche Bank Trust Company Americas, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 14, 2010)

10.2
Second Amendment to Account and Security Agreement, dated July 9, 2010, between Thermo No. 1 BE-01, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 14, 2010)

10.3
Subscription Agreement, dated July 14, 2010, between Raser Technologies, Inc. and War Chest Capital Partners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 20, 2010)

10.4
Subscription Agreement, dated July 19, 2010, between Raser Technologies, Inc. and Iroquois Master Fund, LTD. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 20, 2010)

10.5
Amendment No. 2 to Unsecured Line of Credit Agreement and Promissory Note, dated as of August 5, 2010, among Evergreen Clean Energy Fund, LLC, Bombay Investments, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q filed August 11, 2010)

10.6
Subscription Agreement, dated September 14, 2010, between Raser Technologies, Inc. and War Chest Capital Partners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 20, 2010)

10.7
Subscription Agreement, dated September 17, 2010, between Raser Technologies, Inc. and Capital Ventures International (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 20, 2010)

10.8
Subscription Agreement, dated September 17, 2010, between Raser Technologies, Inc. and Iroquois Master Fund, LTD. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed September 20, 2010)

10.9
Letter Agreement, dated October 1, 2010, among Raser Technologies, Inc., Evergreen-FE Lightning Dock, LLC, Los Lobos Renewable Power, LLC, Raser Power Systems LLC and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 4, 2010)

10.10
Secured Promissory Note, dated October 1, 2010, between Lightning Dock Geothermal HI-01, LLC and Evergreen-FE Lightning Dock, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed October 4, 2010)

10.11
Security Agreement, dated October 1, 2010, between Lightning Dock Geothermal HI-01, LLC and Evergreen-FE Lightning Dock, LLC (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed October 4, 2010)

10.12*
Service Agreement for Point-to-Point Transmission Service executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and Western Renewable Power, LLC dated March 27, 2008.

10.13*	Form of Service Agreement for Long-Term Firm Point-to-Point Transmission Service between PacifiCorp and Intermountain Renewable Power, LLC dated June 12, 2008.

10.14*	Service Agreement for Firm Point-to-Point Transmission Service between Sierra Pacific Power Company and Western Renewable Power, LLC dated February 19, 2008.

10.15*
Tri-State Contract No. TS-08-0071 Service Agreement for Firm Point-to-Point Transmission Service for Lightning Dock Geothermal, LLC between Tri-State Generation and Transmission Association, Inc. and Lightning Dock Geothermal, LLC dated December 9, 2008.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	To be filed herewith.