Form 10-K
period 2010-12-31
RASER TECHNOLOGIES INC
filed 2011-04-15
CIK 1103078

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2010

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-32661

RASER TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0638510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5152 North Edgewood Drive, Suite 200, Provo, UT	84604
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 765-1200
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	n/a

Securities registered under Section 12(g) of the Exchange Act:

None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 (the “Securities Act”):
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”): Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing of the issuer’s common stock on June 30, 2010 as reported on NYSE, was approximately $47.6 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of registrant’s common stock as of April12, 2011 was 117,083,202 shares.

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

Overview

We are a renewable energy company focused primarily on geothermal power development. Until November of 2010, we operated two business segments: Power Systems and Transportation & Industrial. Our Power Systems segment develops and operates geothermal electric power plants and is exploring the possibility of developing solar and wind generated power plants in the future. Our Transportation & Industrial segment focused on using our internally developed Symetron™ family of technologies to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we employed a business strategy to produce a positive impact on the environment and economically beneficial results for our stockholders.

On November 2, 2010, we entered into a letter of intent, or LOI, with a private investor (“Investor Group”) for the purpose of forming and capitalizing a new and independent electric vehicle company to be called VIA Automotive, Inc., a Delaware corporation, and later to be named VIA Motors, Inc., (“VIA Motors”), whereby VIA Motors would purchase certain of our Transportation and Industrial Business segment assets and assume certain of its identified liabilities.  On November 19, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) and Shareholders’ Agreement (“Shareholders’ Agreement” and together with the Purchase Agreement, the “Agreements”) with VIA Motors as the buyer pursuant to which VIA Motors purchased certain of our Transportation and Industrial business segment assets for $2.5 million in cash, and the issuance to us of approximately 39% of the common shares of VIA Motors.   Our 39% interest now is approximately 31% after dilution as a result of issuances or reserves for issuances to VIA’s management and board of directors.  VIA Motors also assumed certain liabilities related to the Transportation and Industrial business segment of approximately $1.0 million.  Additionally, the Agreements provide that the Investor Group will capitalize VIA Motors initially with $4.5 million.

Our board of directors created a special committee of independent directors to oversee the process of the negotiations between the Investor Group and our former Chairman of the Board, engage an independent advisory firm to issue a satisfactory fairness opinion relating to the sale of the Transportation and Industrial business segment to Via Motors and recommend the Agreements to the Board of Directors for final approval. The independent advisory firm engaged by the special committee issued a fairness opinion to our Board Directors.  The fairness opinion concluded the consideration to be received us pursuant to the terms of the transaction is fair, from a financial point of view, to us.

In addition to the initial $4.5 million aggregate initial investment by the Investor Group, for which the Investor Group was issued 61% of the common shares of VIA Motors, VIA Motors will require additional equity investment of not less than $10.0 million (the “Additional Initial Capital”).   The Investor Group is obligated to close on not less than $10.0 million of additional equity or equity-linked securities in VIA Motors to fund the Additional Initial Capital and such equity or equity-linked securities shall dilute only the 61% of the common equity initially issued to the Investor. The Shareholders’ Agreement provides that a supermajority vote of the directors will be required in certain circumstances.

The Transportation and Industrial segment contained accounts receivable from General Motors, Inc. totaling $250,000; certain net fixed assets totaling $130,100; net intangible assets totaling $273,600; and accounts payable and accrued liabilities totaling $1.0 million that were transferred to VIA Motors.

Power Systems Segment

We have assembled a portfolio of geothermal interests in four western continental states and a geothermal concession in Indonesia. These geothermal interests are important to our ability to develop geothermal power plants.

We have initiated the development of eight geothermal power plant projects in our Power Systems segment to date. We have placed one power plant in service to date, which we refer to as our Thermo No. 1 plant, and we are currently selling electricity generated by the Thermo No. 1 plant to the City of Anaheim in California. The Thermo No. 1 plant is currently generating approximately 8 MW of electrical power (gross). After deducting the electricity required to power the plant, also known as parasitic load, the net power produced by the Thermo No. 1 plant is approximately 6 MW, which is considerably below its projected performance level. Although we placed the Thermo No. 1 plant in service in the first quarter of 2009 for accounting purposes, we were unable to operate the plant at designed capacity due primarily to mechanical deficiencies of the power generating units, lower than anticipated well field temperature and flow from certain wells and other inefficiencies that occurred as a result of overall design of the plant. After taking additional actions to improve the electrical output of the plant and the resource, we determined that the performance of the plant would most likely not achieve originally designed electrical output levels.  After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. As a result of our evaluation, we recognized an impairment of the Thermo No. 1 plant and expensed $52.2 million of capitalized costs during the second quarter of 2010.  During the third quarter of 2010 we commenced the solicitation process of the sale of Thermo No. 1, or an interest therein.  Based on the solicitation process and further evaluation of the performance of the plant we further reduced the value of the Thermo No. 1 plant and expensed an additional $15.4 million of capitalized costs during the fourth quarter of 2010.  We estimate that the fair value of the Thermo No. 1 plant, less selling costs at December 31, 2010 totaled $14.6 million.  We had to make certain judgments and assumptions in the determination of the fair value of Thermo No. 1 plant. If these judgments and assumptions prove to be incorrect, it could have a material impact on our results of operations and financial position.

Due to the economic recession, a difficult financing environment, difficulties experienced at the Thermo No. 1 plant and other factors, we have had to adjust our development plans.  In light of current conditions, we believe in the near term that we need to focus most of our time and resources on improving the performance of the Thermo No. 1 plant, which potentially includes the repower of our Thermo No. 1 plant, continuing development of our Lightning Dock project and, to a lesser extent, continuing resource development efforts in the greater Thermo area.  In connection with the development of our geothermal power projects, we intend to explore opportunities to partner with developers to take advantage of potential solar and wind resources at some of our geothermal project sites. We believe certain geothermal sites we lease may be suitable for solar or wind generation as well. If so, we may be able to improve the overall utilization of transmission lines and other infrastructure investments associated with these projects. Until we conduct further analysis, however, we cannot predict whether any of our sites will be suitable for complementary solar or wind generating facilities.

Our ability to develop our geothermal power projects is dependent on our ability to obtain adequate capital to fund those projects as well as our ongoing operations and existing obligations. In view of these capital requirements, our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we intend to explore all strategic alternatives to maintain our business as a going concern, including, but not limited to, a sale or merger of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company. We are currently soliciting potential purchasers to purchase our Thermo No. 1 plant or an interest therein and continue exploring the potential sale of one or more of our other projects or interests therein to fund a portion of our planned expenditures.  We also continue to evaluate a variety of other sources to fund the development of our projects. These alternatives include government funding from grants, loan guarantees or private activity bonds, joint ventures, additional sales of our securities and/or other transactions. We cannot be certain that funding from any of these sources will be available. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to modify our current plans for plant construction, well field development and other development activities, extend the time frame over which these activities will take place, or cease operations.

Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our business plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable, interest expense and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include (i) the obligation to repay the remaining amounts borrowed under our Unsecured Line of Credit Agreement and Promissory Note as described below; (ii) the obligation to pay interest and principal on our outstanding convertible notes; (iii) any amounts we may be obligated to pay Pratt & Whitney Power Systems (“PWPS”) for the turbines installed at the Thermo No. 1 plant; (iv) the obligation to pay Merrill Lynch a redemption amount of $20.0 million plus accrued interest (or such lesser amount as may be agreed upon) on or before June 30, 2011; (v) the obligation to pay up to $6.75 million to Prudential pursuant to the  Forbearance Agreement, as amended, which is described below; on or before April 15, 2011 (vi) the obligation to pay any outstanding amounts under the Evergreen Secured Promissory Note as described below; (vii) the $2.2 million interest payment under our 8.00% Convertible Senior Notes due 2013, required to be paid on or before May 1, 2011and (viii) the potential obligation to repay the remaining amounts borrowed under the Lightning Dock Secured Promissory Note if it is not credited toward Evergreen-FE’s equity investment in Lightning Dock. We may determine that it is in our best interests to seek relief through a pre-packaged, pre-negotiated or other type of filing under Chapter 11 of the U.S. Bankruptcy Code, and to do so prior to an acceleration event under any of arrangements with regard to the Company’s current indebtedness described above.

The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any cash flows we are able to generate. We cannot be certain that funding will be available to us on reasonable terms or at all.

Historically, federal and state governments have provided incentives and mandates for the development of renewable resources, including geothermal projects. The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) provides for a number of additional incentive programs to help fund renewable energy projects. Among these new programs is the Section 1603 renewable energy grant program under the Recovery Act. Pursuant to the Recovery Act, an owner of a qualified geothermal power plant may elect to receive a grant from the U.S. Treasury Department of up to 30% of certain qualifying construction and drilling costs in lieu of claiming either the energy credit (sometimes referred to as the investment tax credit) (“ITC”) or the production tax credit (“PTC”). The Jobs Creation Act of 2010 (the “Jobs Creation Act”) further extends the timeframe for eligibility of the Recovery Act grants, ITCs and PTCs.  The owner of a qualified geothermal power plant may apply for a grant of up to 30% of the cost of qualifying geothermal property placed in service prior to the end of 2011, or placed in service before 2014 regardless of when construction begins and consistently continues until completion.  Grants are to be paid 60 days after the later of the date of the application for the grant is deemed complete or the date the project is placed in service.

We believe the demand for clean, renewable energy will continue to increase in the future, and we believe we are well positioned to play a meaningful role in providing clean, renewable power to consumers. Though the current economic conditions in the United States and around the world make it more difficult to secure required capital on acceptable terms, we intend to continue to implement our business strategy of developing our portfolio of geothermal power assets.

Our geothermal resources portfolio consists of over 250,000 acres in the United States and a concession of over 100,000 acres in Indonesia. Our portfolio of geothermal leases contains a mix of private, state and federal leases. We utilize our in-house full-time geologists, independent geologists, in-house and independent transmission specialists, ARC-GIS specialists and others on our development team to help identify and locate areas that are favorable to development. We are primarily interested in securing locations that we believe contain the targeted geothermal activity, present a favorable development environment (considering permitting requirements, topography, site access, etc.), and allow transmission access to favorable power markets. Each lease we acquire is based upon these key indicators of the project’s geothermal potential. Some prospect areas, like our Lightning Dock project, have been the subject of extensive exploration and data analysis, while others will require additional exploration and evaluation. Some of the geothermal leases in our portfolio have not been extensively explored and documented and could ultimately be rejected for full-scale development.

However, our ability to commercialize any of our geothermal resource assets is dependent upon the amount and timing of capital investment we obtain for Raser generally or any specific project, and any cash flows we are able to generate. We cannot be certain that funding will be available to us on acceptable terms or at all, or that any of our projects will be cash flow positive.

Transportation & Industrial Segment

Until November 2010, our Transportation & Industrial segment focused on commercializing our electric motor, generator and drive technologies, such as plug-in hybrid vehicles (“PHEV”) with range extender technologies. In 2008, we began work to integrate a Symetron™ traction motor, generator and controller drive in a Hummer H3 demonstration vehicle (“Hummer Demonstration Vehicle”). The Hummer Demonstration Vehicle was built under a collaborative arrangement with General Motors, Inc. (“General Motors”) and our former integration partner, FEV, Inc. The Hummer Demonstration Vehicle was designed to achieve 100 mpg equivalent to demonstrate the benefits of the plug-in electric drive system in Sports Utility Vehicle (“SUV”) and light truck applications. The plug-in electric drive system was designed to allow light trucks and SUVs to achieve the equivalent of over 100 mpg in typical local daily driving with near zero emissions, by using electricity instead of petroleum as the primary fuel. We completed the initial phase of developing our Hummer Demonstration Vehicle and unveiled the prototype at the 2009 SAE International World Congress, in Detroit Michigan and were in the process of further testing the Hummer Demonstration Vehicle and seeking a manufacturing partner for small scale manufacturing of additional prototype vehicles when, in 2009, General Motors decided to discontinue the Hummer brand.  Although the Hummer brand was discontinued, we began developing the plug-in electric drive system for use in other types of SUV and light truck applications.

We expected to realize modest revenues from the sale of enhanced motors and generators through our business cooperation agreement with HHI.  However, we terminated the agreement with HHI as we entered into negotiations to sell our assets relating to the Transportation and Industrial business segment.

On November 19, 2010, we completed the sale of certain of our Transportation and Industrial business segment assets to VIA Motors for $2.5 million in cash, the issuance to us of approximately 39% of the common shares of VIA Motors and the assumption of certain liabilities related to the Transportation and Industrial segment of approximately $1.0 million.  Our 39% interest in VIA Motors was subject to pro rata dilution of a maximum of approximately 8% as a result of equity issuances to its employees and directors. In addition, VIA Motors is obligated to close on not less than $10 million of additional equity or equity-linked securities in VIA Motors.  According to the November 2010 agreements, the issuance of additional equity by VIA Motors shall not dilute our 31% ownership of the common equity in VIA Motors.

Based upon the relative fair value of our investment in VIA Motors as compared to our total assets at December 31, 2010 and the annualized equity method loss that we incurred as a result of our ownership percentage in Via Motors subsequent to November 19, 2010 as compared to our net loss for the year ended December 31, 2010, we believe that the quantitative thresholds requiring the reporting of separate reportable business segments are no longer met.  Accordingly, effective November 19, 2010, we have ceased to report the results of our Transportation and Industrial business separate from our Power Systems segment.  Therefore, going forward, we will only have one business segment.

For further discussion, please see Note 18. “Business Segments” in our audited consolidated financial statements.

Operating History, Corporate Structure and Capital Requirements

Consistent with our limited operating history, we have generated limited revenues from operations. While our Power Systems segment is currently generating revenue from the operation of our Thermo No. 1 plant, we do not expect to generate significant additional revenues from this segment until we develop additional plants and place them in service.  Prior to the sale of our Transportation and Industrial business segment in November 2010, that segment generated limited revenues, primarily from government contracts.  As a result of the sale of our Transportation and Industrial business segment, we recorded a gain of $5.3 million primarily due to the increase in fair value of the assets and assumption of liabilities by the purchaser.  Subsequent to the sale of our Transportation and Industrial business segment, we began to record the gains and losses of VIA Motors pursuant to the equity method of accounting which requires us to record our ownership percentage of VIA Motors’s income and losses for each period.  We do not expect to record significant income from the operations of VIA Motors until they are able to manufacture and sell their PHEV light-weight truck and SUV fleet vehicles to customers on a continuous basis.

Limited historical information exists upon which an evaluation can be made regarding our business and prospects. We also have limited insight into how market and technology trends may affect our future business. The revenue and income potential of our business is unproven and we compete in very competitive and rapidly evolving markets. To date, all of our revenues have been derived from domestic sources. Our business and prospects should be considered in light of the risks, expenses, cash requirements, financing challenges and uncertainties that exist in an early stage company seeking to develop renewable energy projects in competitive and rapidly evolving markets.

We have incurred substantial losses since inception and we are not operating at cash breakeven. Our continuation as a going concern is dependent on efforts to raise additional capital, develop projects, increase revenues, reduce expenses, and ultimately achieve profitable operations. If substantial losses continue, or if we are unable to raise sufficient, additional capital on reasonable terms, liquidity concerns may require us to curtail or cease operations, liquidate or sell assets, or pursue other actions that could adversely affect future operations and the value of our common stock.

Given our current business strategy, our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we intend to explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale or merger of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company.  We may also acquire funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We also intend to evaluate a variety of alternatives to fund the development of our geothermal power projects. These alternatives could include project financing and tax equity financing, government funding from grants, loan guarantees or private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, additional sales of our securities and/or other transactions. The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. We cannot be certain that funding will be available to us on reasonable terms, or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may be unable to execute out plans or continue our operations.

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

Geothermal energy is derived from the natural heat of the earth that has been transferred from the core of the earth to hot or molten rocks nearer to the surface. The heat resource can be used to generate electricity through a transfer medium such as water. When water comes sufficiently close to hot or molten rock it is super heated and ascends toward the surface of the earth. Geothermal fluids cannot be transported economically over longer distances due to heat and pressure losses. Therefore, geothermal power plants must be located within approximately one to two miles of the geothermal production wells. Geothermal energy projects typically have higher capital costs compared to fossil fuel power plants. However, geothermal power plants tend to have significantly lower variable operating costs due primarily to the elimination of fuel expense.

Advances in heat transfer technology, such as the binary cycle technology utilized in our plant designs, have made it possible to generate electricity from lower temperature sources of geothermal heat that were previously unusable for such purposes. Binary cycle technology can utilize water-based geothermal resources with temperatures ranging from approximately 200 to 350 degrees Fahrenheit. Binary cycle technology is a closed-loop heat transfer system, in which the hot water from the geothermal resource is “cycled” or pumped to the surface through production wells and channeled through surface pipes into heat transfer equipment. In a binary system, the geothermal water never comes into direct contact with the blades of the turbine generator. The geothermally-heated water is used to heat an organic compound or “working fluid” located in the power generating units, which then vaporizes (at a lower temperature than boiling water) into a gas to turn the turbine generator. After the heat transfer process is complete, all of the geothermal water remains in the pipes at a cooler temperature. All of the then cooler geothermal water is returned to the geothermal heat resource under the earth’s surface through a reinjection well to ensure that the heat resource is properly maintained. As a result, no water is permanently “extracted” from the earth. In light of the nature of the heat transfer, and the fact that all of the geothermal water is returned to the heat source, the resource is considered fully renewable and can be used in a sustainable manner for long periods of time.

Geothermal power currently represents less than 0.5% of the total electrical power produced in the United States. However, studies by the National Renewable Energy Laboratory and the Massachusetts Institute of Technology suggest that geothermal energy could become a significant source of electrical energy, growing to as much as 10% of the United States’ overall electrical power production.

Business Strategy

Our primary objective is the development and operation of renewable energy projects primarily focused on the development and operation of geothermal power plants. We believe the growing demand for clean, renewable energy sources and the increased emphasis on energy efficiency and conservation present significant growth opportunities for our company. We intend to pursue our objective through the following strategies:

Focus on Development of Geothermal Power Plants
Our Power Systems segment has initiated the development of eight geothermal projects in the United States to date, including the development of our Thermo No. 1 plant, which has been operating and selling electricity to the City of Anaheim, California since April 2009. Continued development of each of the projects we have initiated is dependent on our ability to obtain additional financing. In light of current conditions, we believe in the near term that we need to focus most of our time and resources on improving the performance of the Thermo No. 1 plant, which potentially includes the repower of our Thermo No. 1 plant, continuing development of our Lightning Dock project and, to a lesser extent, continuing resource development efforts in the greater Thermo area.

In connection with the development of our geothermal power projects, we intend to explore opportunities to partner with developers to take advantage of potential solar and wind resources at some of our geothermal project sites. We believe certain geothermal sites we lease may be suitable for solar or wind generation. If so, we may be able to improve the overall utilization of transmission lines and other infrastructure investments associated with these projects. Until we conduct further analysis, however, we cannot predict whether any of our sites will be suitable for complementary solar or wind generating facilities.

Implement New Deployment Strategy

Our previous development efforts were focused on deployment of modular, binary-cycle generation units where the level of on-site construction activities can be decreased and development timelines shortened when compared to traditional geothermal power plant development. We installed PWPS PureCycle units at our Thermo No. 1 plant concurrent with our drilling activities to accomplish this goal. Major construction of the Thermo No. 1 plant was completed in less than nine months but unforeseen challenges occurred in well field development and power generation efficiencies from the PureCycle units have prevented us from generating the level of electrical output the plant was designed to produce. We failed to achieve the requirements for Final Completion (as defined in the Thermo Financing Agreements discussed below) by July 9, 2010.  We continue to assess the reasons why the Thermo No. 1 plant is not operating at full capacity and continue implementing steps to increase the electrical output at the plant including evaluating the potential to repower the plant with larger generating units.  However, we understand that we may not be able to ultimately increase the output to full capacity on a cost effective basis.

Based on experience with the Thermo No. 1 plant, we are evaluating refinements to our plant design concepts in an effort to maximize electrical output from future plants we develop. For example, we currently plan on utilizing larger generating units in the range of 2.5 MW to 10 MW as opposed to the smaller, PureCycle modular units. We are also increasing our focus on early well field development activities prior to beginning the construction phase of development.

Geothermal Power Plant Developments

Each geothermal power project generally consists of three phases. During the first phase, the site is identified, explored and evaluated. During the second phase, the production and reinjection wells are drilled and the power plant, transmission lines and pipelines are constructed. The third and final phase is the production phase, during which the power plant is operated over its useful life.

Site Identification, Exploration and Evaluation

We utilize our in-house full-time geologists, independent geologists, in-house and independent transmission specialists, ARC-GIS specialists and others on our development team to help identify and locate areas that are favorable to development. We are primarily interested in locations that we believe contain the targeted geothermal activity, present a favorable development environment (considering permitting requirements, topography, site access, etc.), and allow cost effective transmission access to favorable power markets.

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

A Preliminary Site Review will generally take into account well drilling logs, if available, geophysical features, geological samples, geothermal anomalies such as hot springs, other readily available geologic studies and data from third-party mining operations. We will also do a basic review of accessibility to the power grid and prepare maps of the property owners in the area through a search of title records or tax plats. The Preliminary Site Review does not generally entail new geologic surveys or other reviews that are more costly. The purpose of such a study is to identify areas of high interest for the lowest cost possible. We generally initiate a Preliminary Site Review after we have either identified an area that we think may be of interest, or after we have been approached by a landowner or other third party about an area. The purpose of these studies is typically to help us decide if we want to pursue a geothermal lease in the area and undertake the next phase of geologic study and review. Often, these sites were previously passed over for geothermal development by other companies due to, among other reasons, limitations of older technologies. The Preliminary Site Reviews are generally performed by our in-house geologists or by third-party geothermal engineers with whom we contract. A review of transmission is prepared by our in-house transmission specialists, or our independent transmission consultants. These reviews can take the form of a formal report or may simply be presented to management orally.

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

A Resource Evaluation is typically a more detailed review of the prospects of a resource and the likelihood that the resource contains a developable geothermal resource. As part of this more detailed review, we will generally perform, or hire others to perform, additional geologic and geophysical studies such as: (i) well or hot spring sampling and geochemical analysis of the samples; (ii) on-site geologic mapping (generally done via a detailed walk-through of the area); (iii) gravity, ground magnetic, telluric-magnetotelluric, self-potential and/or seismic surveys; and (iv) drilling of thermal-gradient wells or exploratory “slim holes.” Often times, at least some of these geophysical studies have already been performed and it is often not necessary, or advisable due to cost, to perform all of them. Depending on the nature of the studies which have already been performed and which studies we determine to be necessary or advisable, a Resource Evaluation can cost anywhere from several thousand dollars to several hundred thousand dollars.

We generally ask for a formal report to be prepared as part of a Resource Evaluation, but before a report is finalized we will have several interim meetings to discuss relevant findings. It is possible that if the interim findings are favorable enough, we will begin permitting and possibly even drilling before a final report is prepared. This was the case with our Thermo No. 1 plant as discussed below. The purpose of a Resource Evaluation is to help us determine whether we have a high degree of confidence that the resource can support a commercially viable or larger geothermal project. If the results of the Resource Evaluation are inconclusive, we may seek additional exploratory work to be performed or we may abandon the prospect. If the results of the Resource Evaluation are favorable, however, we will begin development of a project by securing permits and drilling our first full-sized production well.

The process of site identification and Resource Evaluation is a fluid process that is managed by experienced geologists, geothermal experts, and our internal development staff. As noted above, many of the sites we have pursued were passed over by other developers in the past after numerous studies had been performed. Because of this, there is oftentimes sufficient data already available to conclude with a high degree of confidence that a 10 MW or larger project is commercially viable with little additional study or review by our team. In these instances we may not necessarily strictly follow this two-phase review process. Also, in some cases such as the Lightning Dock project, we may have to perform testing beyond that which we would independently determine necessary as required by financing sources or equity partners.

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

As a component of our business model, when an independent geologist is able to readily identify the general location of the geothermal resource and its characteristics with a high degree of confidence, we omit drilling slim holes and begin drilling larger diameter production holes to be used as either production or reinjection wells for the production of electricity. The purpose of drilling the production and reinjection wells is to prepare the established geothermal resource for use in the commercial production of electricity. The number of production and reinjection wells required for each project will vary based upon the combined gross generating capacity of the power generating units used at each power plant and the combined production capability of the production wells. Generally, project-specific financing is not available until the well field has been at least partially drilled and a power purchase agreement is in place for a project. To date, we have funded the site identification and evaluation phase of each project, as well as the drilling of production and reinjection wells, primarily from our funds available for general corporate purposes, which we have obtained principally from the issuance of convertible debt and equity securities from time to time. However, we intend to explore and have already explored other potential alternatives to finance the drilling of production and reinjection wells for our projects, including drilling-specific investment funds, joint ventures or other strategic transactions. We have an agreement with a newly formed drilling-specific fund, Evergreen Clean Energy Fund, which is described in more detail below.

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

With the preliminary results from the wells, we can determine the economic terms associated with the power plant development and the subsequent sale of the power. Accordingly, we believe that we should generally be able to obtain third party financing to complete the plant construction phase of our projects. Typical financing for geothermal projects comes in the form of project debt and tax-equity financing. Project financing can come from a variety of sources, including traditional financial institutions, large utility partners, or through government loan guarantee and grant programs. In addition to seeking traditional financing sources, we intend to continue exploring prepaid power purchase agreements, joint ventures and other arrangements, which may provide additional sources of financing for the plant construction phase of our projects. The tax incentives associated with geothermal renewable energy projects have “placed in service” deadlines. We have incurred and may incur in the future, significant additional costs during this phase in order to meet a placed in service deadline imposed by tax rules and regulations.

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

Geothermal Power Plant Financing

A mix of financing alternatives is available for the various development phases and activities. To date, we have funded the site identification and evaluation phase of each project primarily from our funds available for general corporate purposes, which we have obtained principally from the issuance of convertible debt, line of credits, and equity securities from time to time.  In addition to the funds obtained principally from the issuance of convertible debt, line of credits, and the sale of equity securities, we have also funded the drilling of production and reinjection wells as well as construction of the Thermo No. 1 plant from project level financing pursuant to the Thermo Financing Agreements discussed below.  More recently, to fund the well field drilling at the Lightning Dock project we entered into the Evergreen-FE Letter Agreement which contemplates that Evergreen-FE intends to invest approximately $15.3 million in the Lighting Dock project for well field drilling and further development of the Lightning Dock project in exchange for an initial 51% interest in Lighting Dock (converting to a 50% interest at completion), subject to the negotiation and execution of definitive agreements satisfactory to the parties.  To facilitate the continuing resource development of the Lightning Dock geothermal project while definitive documents are being completed, the agreement provides for an initial investment in the form of loans of up to approximately $2.0 million to Lighting Dock.

Sufficient funding to complete the development of each of our geothermal power projects is critical to the success of our strategy. We believe that access to capital will be a gating factor for beginning drilling and construction on geothermal projects we intend to develop. While the current capital markets environment is difficult due to economic conditions and the recent struggles of certain of our competitors, the current economic recession has also resulted in lower commodity prices and construction costs. While the Recovery Act provides for a number of grants and tax incentives to help fund renewable energy projects, we cannot be certain that we or our projects will qualify for any available funding. The Recovery Act and substantial extensions of that Act includes provisions that:

•	Extend the 10-year production tax credit (“PTC”) for qualified geothermal facilities placed in service through 2013.

•
Permit taxpayers to elect to claim an ITC in place of the PTC for certain projects, including, geothermal energy facilities placed in service from 2009 through 2013. The amount of the ITC is 30 percent of the qualifying costs for geothermal facilities producing electricity.

•	Modify the ITC by eliminating the reduction of the investment tax credit (“ ITC”) for property financed by subsidized energy financing or tax-exempt private activity bonds.

•
Permit a developer to receive a grant from the U.S. Treasury Department in place of claiming tax credits for certain properties placed in service prior to the end of 2011 that would otherwise qualify for the PTC or ITC. Property placed in service after 2011, but on or before the applicable credit termination date (e.g. December 31, 2013), could qualify for the grants as long as construction began prior to the end of 2011. The amount of a grant would generally be equal to the amount of the ITC for which the project would have otherwise been eligible (e.g., for geothermal facilities producing electricity, 30%).

•
Extend first-year bonus depreciation to property placed in service in 2012. This means an owner of qualifying property placed in service in 2009 and through September 8, 2010, and an owner of qualifying property placed in service in 2012, could deduct 50 percent of the adjusted basis of the property in 2009, 2010 or 2012, as the case may be. The remaining 50 percent would be depreciated using the 5-year Modified Accelerated Cost Recovery System (“MACRS”).  In the case of qualifying property placed in service after September 8, 2010, and before January 1, 2012, the owner could deduct 100 percent of the adjusted basis of the property in 2010 or 2011, as the case may be.

•	Authorize an additional $1.6 billion of Clean Renewable Energy Bonds (“CREBs”) to finance facilities that generate electricity from certain renewable resources.

•	Authorize an additional $6.0 billion in loan guarantees for qualified facilities.

Prior to obtaining funding for the construction of a power plant, we also seek to enter into a power purchase agreement with investor-owned or municipal-owned utilities. This type of long-term contractual arrangement to sell power is intended to support the necessary development financing.

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

With the help of internal and external geologists and provided adequate capital can be obtained, we intend to continue to identify, evaluate and acquire interests in additional properties with potential geothermal resources. Typically, when we acquire an interest in a property with potential geothermal resources, we do so by entering into a geothermal lease with the owner of the property. Under the terms of the typical lease, the owner of the property grants us the right to explore and develop the geothermal resources on the property. These leases are generally long term in nature and may be renewed at the expiration of the term. We generally pay upfront lease bonuses and annual delay rentals for the leases until a geothermal power plant is placed in service. If a plant is placed in service on a property, we are obligated to pay royalties to the owner of the property on all power produced.

In addition to entering into long-term geothermal leases for properties with potential geothermal resources, we have acquired interests in several properties where wells have been drilled on, or in the vicinity of, the properties,   acquired interests in three properties where the geothermal resources have sustained established greenhouse operations. The acquisition of properties with established geothermal resources typically reduces the exploration risk and the amount of development time that is required to place the planned geothermal power plant into operation. We cannot be sure that a property will ultimately provide a sufficient geothermal resource to operate a binary cycle geothermal power plant without drilling or other testing. The costs associated with drilling and testing varies from property to property and can often be significant. Generally, drilling and testing must be at least partially completed before project-specific financing is available from tax equity partners or other third-parties. As a result, we potentially must fund the costs associated with drilling, testing, and other up-front development activities from other funds available to us or by separately financing these activities.

Our Current Geothermal Power Projects

We have initiated the development of eight geothermal projects in our Power Systems segment to date. We have placed one power plant in service to date, which we refer to as our Thermo No. 1 plant, and we are currently selling electricity generated by the Thermo No. 1 plant.

In light of current conditions, we believe in the near term that we need to focus most of our time and resources on improving the operating performance of our Thermo No. 1 plant, including potentially the repowering of our Thermo No. 1 plant, and continued development of our Lightning Dock project.  To a lesser extent, we plan to focus a portion our resources on continued resource development efforts in the greater Thermo area. The current status of our Thermo No. 1 plant, and Lightning Dock projects is described below:

•
Thermo No. 1 Plant (Utah) We completed major construction of the cooling towers and transmission lines and installed the power generating units at the Thermo No. 1 plant, located in Beaver County, Utah, in the fourth quarter of 2008. We completed the commissioning of the power plant in the first quarter of 2009 and, in April 2009, we began selling electricity generated by our Thermo No. 1 plant to the City of Anaheim pursuant to our power purchase agreement. The Thermo No. 1 plant is currently generating approximately 8 MW of gross electrical power. After deducting the electricity required to power the generating plant the net power sold by the Thermo No. 1 plant is approximately 6 MW. Both the gross output and net output of the plant sold to the City of Anaheim are below the amounts the plant was designed to produce. We are working to improve the electrical output of the plant. The development history of the Thermo No. 1 plant is described below.

Using external consulting geologists, we began evaluating preliminary geologic studies of possible geothermal resources near Beaver, Utah referred to as the Thermo Known Geothermal Resource Area (the “Thermo KGRA”). The area in and around the Thermo KGRA was targeted initially because multiple geologic studies had been performed over many years in the area, and because a geothermal well had been drilled in the area that reached a temperature of 345 degrees Fahrenheit. Our consulting geologists reviewed numerous studies on the area, including gravity, ground magnetic, telluric-magnetotelluric and self-potential surveys. They also reviewed data from dozens of thermal-gradient wells that have been drilled in and around the Thermo KGRA. After analyzing all of the available data, we concluded that the Thermo area was a high-prospect area and likely suitable for at least a 10 MW geothermal power plant.

After identifying the Thermo prospect area, we began acquiring the exclusive geothermal rights to land located in the Thermo prospect area. At the beginning of the project, we entered into several lease agreements with the State of Utah School and Institutional Trust Lands Administration (the “State”) for geothermal rights in the Thermo area totaling approximately 5,500 acres. The initial term of the geothermal leases is 10 years, subject to extension for as long as we are actively pursuing or generating electricity from geothermal resources from the leased lands. Annual delay rental payments on the State of Utah leases are $1.00 per acre and are due on each anniversary date until production begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the leases, royalties are paid based on a percentage of electrical sales from the plant. The leases provide for rights to the geothermal resource and rights to utilize the surface as necessary for the development of the geothermal rights.

Additionally, we entered into a lease agreement with a private landowner to obtain the geothermal rights on approximately 11,000 acres of land located in the Thermo area. Through this lease, we acquired a 75% undivided interest in the geothermal rights on the properties. We acquired the remaining 25% undivided interest via a lease with another private entity, which was finalized in the fourth quarter of 2009. The expenses associated with the negotiation, document preparation, due diligence and other acquisition related activities were capitalized as part of the land acquisition. The initial term of the lease with a 75% undivided interest is ten years. Cumulative annual delay rental payments on the lease with a 75% undivided interest is $1.00 per acre and is due on each respective anniversary date until production has begun. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the landowner based on a percentage of electrical sales from the plant. The lease provide for rights to the geothermal resource and rights to utilize the surface as necessary for the development of the geothermal rights. The lease on the remaining 25% undivided interest has a five year initial term with other provisions similar to the 75% lease.

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

After acquiring the appropriate geothermal leases, we tasked our external geologic consultants with performing a Resource Evaluation as described above. During the evaluation process, we obtained a high degree of confidence supporting the conclusion that the Thermo No. 1 site contained a commercially viable geothermal resource to continually produce electricity without any substantial degradation in the heat resource. Therefore, prior to the completion of the final Resource Evaluation report, we omitted drilling slim holes and began drilling larger diameter production and reinjection wells for the production of electricity. Shortly thereafter, we received the written Resource Evaluation report. We continued drilling and after completing the drilling of several wells, we commissioned an independent geothermal engineer to issue an additional report on the wells and the overall resource. The report, issued in August of 2008, concluded that parts of our Thermo leasehold are underlain by a relatively large geothermal reservoir and that the resource underlying the proposed project site could support a 10 MW project. The report also concluded that the overall Thermo resource could likely support well over 200 MW of power generation. The reservoir is contained within relatively thin intervals in Paleozoic rock (predominantly limestone, dolomite and quartzite).

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

Subsequent to completing the major construction of the cooling towers, transmission lines and setting of the PureCycle units at the Thermo No. 1 plant, commissioning testing of the PureCycle units was completed in the first quarter of 2009 using two production wells and one reinjection well that we had connected to the plant. In April 2009, we began selling electricity generated by the Thermo No. 1 plant to the City of Anaheim pursuant to our power purchase agreement. Accordingly, in 2009 we reclassified the cost of the related leases, wells, transmission lines and substations and construction in progress as “geothermal property, plant and equipment” on the balance sheet. For further discussion and summary of the capitalized costs of the Thermo No. 1 plant, refer to Note 4. “Geothermal Property, Plant and Equipment” below.

During the years ended December 31, 2009 and 2010, we delivered 25,200 and 47,730 MW hours of electricity, respectively, to the City of Anaheim. Thus far, we have been unable to operate the plant at full capacity due to insufficient heat and flow from the production wells that provide geothermal water to the plant and lower than anticipated generating efficiency from the PureCycle units. We are currently experiencing problems with the PureCycle unit seals and maintaining the refrigerant at prescribed levels.  The power produced by the Thermo No. 1 plant is purchased by the City of Anaheim, California pursuant to a power purchase agreement (the “Thermo PPA”), which we entered into on March 10, 2008, before the plant was constructed. Subject to certain conditions, the Thermo PPA provides for the delivery by the Thermo No. 1 plant of up to 11 megawatts of geothermal renewable power for 20 years. The Thermo PPA provides for a selling price of $78 per megawatt hour with a two percent per annum increase over the term of the Thermo PPA. Under the Thermo PPA, the City of Anaheim is also obligated to pay for the “wheeling costs,” or cost for transmission, of the electricity from the Thermo No. 1 plant to the City of Anaheim. There is no penalty under the Thermo PPA for delivering less than 11 megawatts of geothermal renewable power.

We have drilled seven production wells and two reinjection wells that we expected to utilize for the plant. Of these wells, we are currently utilizing four production wells full-time while attempting to increase the electrical output of the plant.  The other three production wells have only produced marginal levels of electricity and therefore, are currently idle while we continue to implement procedures to optimize the output of the PureCycle power generating units.  We anticipate that these less productive wells will ultimately be used in the production of electricity at the plant.  The geothermal resources utilized by the Thermo No. 1 plant are believed to be renewable so long as the plant is operated at or below the maximum level studies indicate that the resource will support, all of the geothermal fluids are recycled without losses, and the hydrological balance of the geothermal resource is properly maintained.

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

•
Lightning Dock Plant (New Mexico): We are in the process of obtaining the final, necessary permits for the Lightning Dock plant. Numerous temperature gradient wells and one exploratory well were drilled prior to our acquiring the site. We have purchased and received some equipment proposed to be used in construction of the geothermal power plant such as the cooling towers, transformers and other electronic equipment which is currently being stored at the site. We have entered into a term sheet with Ormat Industries, Inc. to supply turbines and act as EPC contractor for the construction of the Lightning Dock power plant.

Our lease acquisition costs for the Lightning Dock plant totaled $4.9 million. In addition, we have taken delivery of components for the cooling towers and other transmission equipment totaling $5.6 million.  We currently anticipate that the total costs of the completed Lightning Dock geothermal power plant will range from $75.0 to $90.0 million, including the costs of well field development and transmission line construction. The development history of the Lightning Dock plant is described below.

We obtained an assignment of a BLM Lease and acquired other miscellaneous assets from a subsidiary of GeoLectric, LLC in 2007 (the “Purchase”). Under the BLM Lease, we obtained rights to begin development of one or more geothermal power plants on the property located on approximately 2,500 acres in Hidalgo County, New Mexico. Subsequent to the Purchase, the BLM converted another lease into Lightning Dock’s name for 640 acres of property next to leased property acquired from GeoLectric, LLC at no cost. The leases grant us the exclusive rights to the geothermal energy resource contained on the property. The initial lease term of the assigned BLM Lease began in January 1979 and has been extended based upon certain conditions in the lease until January 2024. Annual delay rental payments of $13,000 are required on each anniversary date until geothermal power production has begun. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant. Annual delay rental payments will be credited against future royalties.  We have capitalized certain legal fees directly associated with completing the Purchase and obtaining the BLM lease. We also capitalized the obligations we assumed to plug certain abandoned wells located on the property.

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

We also entered into a ground lease agreement for 20 acres with the New Mexico Property Owner. The term of the ground lease agreement is indefinite, as long as the power plant, transmission and related facilities on the leased property are producing or capable of producing electricity from geothermal resources. No annual payments are required for the ground lease agreement. Under the ground lease agreement, we obtained the right to construct and operate a geothermal power plant and transmission facilities on the property.

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

Prior to our obtaining an interest in the Lightning Dock leases, multiple shallow and deep wells had been drilled on the leased property exhibiting temperatures in the range of 227 to 329 degrees Fahrenheit.. Based upon the available studies and on the evaluation completed by our external geologic consultants, we concluded with a high degree of confidence that a commercially viable geothermal resource exists beneath the Lightning Dock project surface. We have received permits for drilling and storm water discharge, received a Finding of No Significant Impact (FONSI) related to the federal NEPA requirements, received permits for up to five new production and three reinjection wells, and are in the process of obtaining other permits at the site. Regarding use of surface water for cooling operations, we are awaiting  approval to proceed with permitting from the local government officials, pending a ruling relating to a protest filed by a nearby land owner.

The power generated from the facility will be sold to the Salt River Project Agricultural Improvement and Power District in Phoenix, Arizona pursuant to a 20-year power purchase agreement.

During 2010, we also continued development and financing activities with respect to our Lightning Dock project. We re-entered a well (TFD 55-7) at Lightning Dock that was drilled in 1984 and was later abandoned.  Test results from the well are encouraging and indicate geothermal water temperatures greater than 300 degrees Fahrenheit with favorable chemical properties. Based upon the results of our exploratory drilling, we began production drilling in December 2010.

On October 1, 2010, our Lightning Dock subsidiary, Lightning Dock Geothermal HI-01, LLC (“Lightning Dock”) entered into the Letter Agreement with Evergreen-FE with respect to financing for the development of the Lightning Dock project. The Letter Agreement contemplates that Evergreen-FE will invest $15.3 million in Lighting Dock to finance the development of the Lightning Dock Geothermal Project in exchange for an initial 51% interest in Lighting Dock (converting to a 50% interest at completion) and that we will develop and manage the project, subject to the negotiation and execution of definitive agreements satisfactory to the parties.  To facilitate the continuing resource development of the Lightning Dock geothermal project while definitive documents are being completed, the agreement provides for an initial investment in the form of loans to Lighting Dock to fund the continued resource development of the project.  The loans are secured by a first priority lien on certain Lighting Dock equipment.  Upon, and subject to, execution of definitive documents governing Evergreen-FE's equity investment in Lighting Dock, the loan balance will be credited towards the purchase price payable by Evergreen-FE for its interest in Lighting Dock.

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

We currently believe the Lightning Dock project could support a power plant that could generate up to 15 megawatts (“MW”).

The current status of our earlier stage development projects is described below:

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

During 2010, geophysical exploration surveys were conducted by the Utah Geologic Survey and Quantec Geoscience. These surveys covered areas of interest to geothermal exploration, and landholdings specific to Raser Technologies included: Thermo, Pavant Butte and Abraham Hot Springs.

•
Klamath Falls Plant (Oregon): We have obtained the necessary zoning permit and drilling permit to drill the first well at our Klamath Falls project. We have performed some preparations at the site, but have not begun drilling activities. At the present time we are focusing primarily on other projects. Other than obtaining additional permits, as appropriate, we do not expect to conduct any significant development activities with respect to the Klamath Falls plant until we have advanced the development of one or more of our other projects. The timing of further development efforts of the Klamath Falls plant will in large part depend upon the timing of available financing. The development history of the Klamath Falls project is described below.

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

In addition to the lease acquisition costs for the Klamath Falls project totaling $10,000, we have incurred permitting costs totaling $83,100.

•
Truckee Plant (Nevada): We have obtained the drilling, construction, air quality, water reinjection, water quality and other permits that are necessary to begin drilling at the Truckee site. We drilled the first well at this site in the fourth quarter of 2007. However, the results of the first well were inconclusive. We will have additional independent geologic studies performed before we proceed with any additional drilling. Further development on the Truckee resource will be dependent upon more positive geological studies and the availability of financing for the resource. At the present time we are focusing primarily on other projects. Other than potentially obtaining additional permits, as appropriate, we do not expect to conduct any significant development activities with respect to the Truckee plant until we have advanced the development of one or more of our other projects. The development history of the Truckee plant is described below.

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

In June 2007, we paid $40,000 to the private land owner that held the geothermal rights and entered into a geothermal lease agreement for the same 11,600 acres described above. Under the terms of this lease agreement, there are no delay rental payments. Of the 11,600 acres of leased property, approximately 1,000 acres have been designated for the Truckee project. In September 2007, we participated in a United States Bureau of Land Management (“BLM”) auction to obtain the geothermal development rights for certain parcels of land in the Truckee project site. We successfully won the bid for one parcel of land and entered into a 10-year lease agreement with the BLM covering a total of approximately 5,000 acres. Our payment obligation under this lease was $55,000. Pursuant to the terms of the BLM leases, annual delay rental payments total $15,000. If a geothermal power plant is constructed which utilizes geothermal resources covered by the lease, royalties are owed to the BLM based on a percentage of electrical sales from the plant.

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

We performed an impairment review of the Truckee well and determined that it was impaired in 2008. Management believes that the Truckee well could still be used in the production of electricity as either a production or reinjection well in the future should the appropriate financing be obtained. However, until more detailed testing is performed on the well we will not know if it will be a production well, a reinjection well or will be abandoned.

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

In December 2008, we purchased a cold-water well containing certain water rights on property that we had leased for geothermal development. We expect this well to provide a portion of the water needed to operate the Devil’s Canyon plant.

The Devil’s Canyon project can be accessed by road suitable for unrestricted ground transportation and is less than one mile from the nearest appropriate transmission interconnection location. We have begun the process of securing rights of way for the proposed transmission line to interconnect the project to the grid.

In addition to the lease acquisition costs for the Devil’s Canyon project totaling $45,700, we incurred permitting costs totaling $124,300.

On March 15 2011, we entered into an Asset Purchase Agreement (the “Oksi Purchase Agreement”) by and among Oski Energy LLC (“Oski”), Silver State Geothermal LLC, a wholly owned subsidiary of Oski (the “Buyer”), Raser Power Systems, LLC and Devil’s Canyon Geothermal No. 1 SV-03, LLC.  Pursuant to the Oski Purchase Agreement, we sold to the Buyer three geothermal leases located on private lands in Nevada, one geothermal lease located on public BLM lands in Nevada with an aggregate total of 1,595 acres and approximately 100 acre feet of water rights representing all of our water rights owned in Nevada for a purchase price of $271,000.  The geothermal leases and water right that we sold were located in our Devil’s Canyon Project area.  Under the Purchase Agreement, the Buyer is entitled to withhold $71,000 until the lease and water rights assignments are fully executed.  The aggregate net carrying value of the geothermal leases and water rights sold totaled $145,700. For further discussion of the Oski Purchase Agreement, please refer to Note 21. “Subsequent Events” in our Financial Statements below.

•
Trail Canyon Plant (Nevada): We have not yet obtained any of the environmental assessment, drilling , water chang, construction, air quality or other necessary permits for the Trail Canyon project.  Accordingly, we have not yet begun drilling activities. At the present time we are focusing primarily on other projects. Other than obtaining additional permits and conducting additional studies, as appropriate, we do not expect to conduct any significant development activities with respect to the Trail Canyon plant until we have advanced the development of one or more of our other projects. The timing of beginning and completing the construction of the Devil’s Canyon plant will in large part depend upon the timing of available project financing. The development history of the Trail Canyon plant is described below.

The Trail Canyon project is located in the northern part of the Big Smoky Valley on generally flat to gently sloping land. As part of our Preliminary Site Review of the Big Smoky Valley, we identified the Trail Canyon area as a high-prospect area. Data obtained from external studies indicate the existence of several geothermal anomalies and an active hot spring with promising geochemistry and temperatures in the 260 degrees Fahrenheit range.

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

In August and November 2007, we paid a total of $5,000 and entered into seven separate lease agreements with seven private land owners consisting of 1,292 acres to obtain the right to develop and construct a geothermal power plant. The terms of the lease agreements are for 50 years, subject to extension for as long as we are actively pursuing or generating resources from the leased lands. Pursuant to the terms of these lease agreements, annual delay rentals total $4,444 on each anniversary date until production of a geothermal power plant begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the leases, royalties are owed to the respective landowners based on a percentage of electrical sales from the plant.

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

In addition to the lease acquisition costs for the Trail Canyon project totaling $179,600, we incurred permitting costs totaling $236,300.

The following map indicates the geographical locations of our projects:

The timing for construction and completion of each of the projects described above will depend on a number of factors, including the receipt of necessary permits, timely granting of interconnection and transmission access, and the ability to obtain adequate financing for both the well-field development phase and the plant construction phase of each project. Uncertainties associated with these factors could result in unexpected delays. In addition, the feasibility of the projects described above is still subject to further geological testing and/or drilling to determine whether an adequate geothermal resource exists to support a geothermal power plant.

In addition to the projects currently under development, we intend to initiate the development of additional projects from time to time. However, the number of projects we initiate will depend on a number of factors, including the availability of adequate financing, the availability of adequate geothermal resources, the demand for renewable power, the number of projects we have under development, and our available resources to devote to our project development efforts.

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

Available federal tax incentives include deductibility of intangible drilling costs, accelerated depreciation, depletion allowances and the ITC, all of which currently are permanent features of the Internal Revenue Code with respect to geothermal power projects. In addition, the Recovery Act extended the availability of the PTC for geothermal projects placed in service before 2014 and created a new grant program for geothermal projects that are placed in service in 2009, 2010 or 2011, regardless of when construction begins, or for which construction begins in 2009, 2010 or 2011 and which are placed in service before 2014

The ITC is claimed in the year in which the qualified project is placed in service, and the amount of the credit is a specified percentage (10% or 30%) of the eligible costs of the facility. All or some of the ITC is subject to recapture if the property eligible for the credit is sold or otherwise disposed, or ceases to be eligible property within five years after being placed in service. In lieu of claiming the ITC, a project owner generally can claim the PTC during the first ten years after the project is placed in service. The amount of the PTC is adjusted for inflation. For 2010, the amount was $22.00 per megawatt hour of electricity produced from the facility and sold to unrelated parties. The amount for 2011 has not been announced. The amount of the PTC also is subject to phase-out if the national average price of electricity produced from qualified energy resources exceeds an inflation adjusted threshold.

In addition, pursuant to the Recovery Act, an owner may elect to receive a grant from the U.S. Treasury Department in lieu of claiming either the ITC or the PTC. For a geothermal project, the amount of the grant is 30% of the cost of qualifying geothermal property placed in service in 2009 through 2011, or placed in service before 2014 if construction begins in 2009 through 2011. Grants are to be paid 60 days after the date the U.S. Treasury Department deems the application is properly submitted and complete. All or some of the grant is subject to recapture if the property is sold to an ineligible party (i.e. generally a tax-exempt entity)  or ceases to be eligible property within, five years after being placed in service. The grant is not included in federal taxable income, but may be included in applicable state taxable income.

Owners of projects also are permitted to depreciate for tax purposes most of the cost of the power plant on an accelerated basis, generally, over a five- year period, and may elect to claim additional first-year “bonus depreciation” equal to 50% or 100%, as applicable, of the adjusted basis of qualifying property. If an owner elects to receive a grant from the U.S. Treasury Department in lieu of claiming either the ITC or PTC, or if the owner elects to receive the ITC, the basis of the property for depreciation purposes is reduced by an amount equal to 50 percent of the grant or ITC, whichever is applicable.

All of these programs are subject to review and change by Congress from time to time. In addition, several of the programs are currently scheduled to expire, and continuation of those incentives will require affirmative Congressional action. Moreover, there are ambiguities as to how some of the provisions of the Recovery Act and/or Jobs Creation Act will operate.

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

In addition to the federal tax incentives, certain state tax benefits may be available for some of our geothermal power projects. These incentives vary state by state and generally range from sales and property tax exemptions to state production or investment tax credits.

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

Our Financing Arrangements

To date, we have financed our operations principally through the sale of equity and equity related securities, issuance of convertible debt and other debt financings.  We also financed the plant construction phase of our Thermo No. 1 plant through a combination of debt financing and tax equity capital that was later redeemed and the well field development stage of our Lightning Dock project through debt financing, anticipated to be converted to equity in the project, that we obtained through Evergreen-FE.

We have incurred losses since inception and we are not operating at cash flow breakeven. Our cash balance at year end is not sufficient to fully fund our business plan or to satisfy our cash requirements for our anticipated development activities over the next twelve months. In view of our capital requirements, current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we intend to explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale or merger of the Company, or one or more other transactions that may include a comprehensive financial reorganization of the Company.  We may also acquire funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We also intend to evaluate a variety of alternatives to fund the development of our geothermal power projects. These alternatives could include project financing and tax equity financing, government funding from grants, loan guarantees or private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, additional sales of our securities and/or other transactions. The amount and timing of our future capital needs will depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. We cannot be certain that funding will be available to us on reasonable terms, or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may be unable to execute out plans or continue our operations. There can be no assurance, however, that we will be able to obtain additional financing, reduce expenses or successfully complete other steps to continue as a going concern. If we are unable to obtain sufficient funds to satisfy our future cash requirements, we may be forced to curtail or cease operations, dispose of assets or seek extended payment terms from our vendors. Such events would materially and adversely affect our financial position and results of operations and we may determine that it is in the Company’s best interests to seek relief through a pre-packaged, pre-negotiated or other type of filing under Chapter 11 of the U.S. Bankruptcy Code, and to do so prior to an acceleration event under any of arrangements with regard to the Company’s current indebtedness, including, without limitation, the terms of the Company’s Forbearance Agreement with the Thermo Lenders that expires April 15, 2011 unless they receive payment of $6.75 million, the Indenture with regard to the Company’s 8% Convertible Senior Notes Due 2013, which may accelerate in the event that the interest payment due April 1, 2011, in the amount of $2.2 million, is not paid on or before May 1, 2011, and the Forbearance Agreement with Merrill Lynch that expires June 30, 2011, unless it receives certain sums from the sale of Thermo No. 1.

The Thermo Financing

On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 plant and entered into definitive agreements (the “Thermo Financing Agreements”) that provided debt financing and tax equity capital for the Thermo No. 1 plant. The Thermo No. 1 plant is held by our Thermo Subsidiary which is responsible for debt service, all maintenance and operations expenses, and the payment of various fees and distributions. The Thermo Financing Agreements provided for approximately $31.2 million of permanent non-recourse debt financing for the Thermo No. 1 plant with a fixed annual interest rate of 7.00%. The Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 plant after an original issue discount of approximately $5.0 million. The 7.00% senior secured note was subsequently assigned to The Prudential Insurance Company of America, Zurich American Insurance Company (“Prudential”).  From the proceeds of the debt financing, we received approximately $14.1 million from the Thermo Subsidiary as repayment for construction costs at the Thermo No. 1 plant that were incurred by us prior to closing the project financing. Under the Thermo Financing Agreements, approximately $24.5 million of tax equity capital for the tax benefits associated with the Thermo No. 1 plant was provided to the Thermo Subsidiary by our tax equity partner, Merrill Lynch. Our equity contribution to the Thermo Subsidiary of approximately $29.0 million was comprised primarily of the partially completed well field.

Under the Thermo Financing Agreements, Merrill Lynch was entitled to receive 99% of all residual cash flows from the Thermo No. 1 plant after paying all expenses and debt service until the date that Merrill Lynch achieved its target rate of return (the “Flip Date”). After the Flip Date, Merrill Lynch was entitled to receive 5% of the residual cash flows for the remaining useful life of the Thermo No. 1 plant. In connection with the Thermo Financing Agreements and the Thermo No. 1 plant financing, we and our affiliates also entered into certain other ancillary agreements, including a Pledge Agreement with Deutsche Bank, acting as the Collateral Agent, to secure payment and performance under the Credit Agreement. The Pledge Agreement granted Deutsche Bank a continuing security interest in and lien on certain membership interests or other interests in the Thermo No. 1 plant. We also entered into a Guaranty Agreement in favor of the Thermo No. 1 plant and Merrill Lynch, pursuant to which we guaranteed certain obligations of certain parties to the Thermo Financing Agreements.

Under the Thermo Financing Agreement, the Thermo No. 1 plant was initially required to achieve “Final Completion” (as defined in the Thermo Financing Agreements) by June 30, 2009.  After the Recovery Act was passed in February of 2009, it became apparent that the Thermo Subsidiary would benefit from taking advantage of a U.S. Department of Treasury renewable energy grant under Section 1603 of the Recovery Act to receive a reimbursement of 30% of qualified capital costs in lieu of ITCs and PTCs offered under the Internal Revenue Code (the “Grant”).  At the same time, we were working on increasing the output of the Thermo No. 1 plant and were not in a position to achieve Final Completion by the June 30, 2009 or other subsequent deadline extensions that were mutually agreed to by Merrill Lynch, Prudential and us through July 9, 2010.  In December of 2009, prior to achieving the requirements for the Flip Date, we completed negotiations with the Thermo No. 1 financing partners, Prudential and Merrill Lynch, and entered into several amendments to the Thermo Financing Agreements (the “Restructuring Amendments”).

On December 4, 2009, pursuant to the Restructuring Amendments, the original Limited Liability Company Agreement was amended to enable the Thermo Subsidiary to apply for the Grant. As part of the Restructuring Amendments, the Thermo Subsidiary and Merrill Lynch entered into a Redemption Agreement pursuant to which Merrill Lynch withdrew from the Thermo Subsidiary. The redemption of Merrill Lynch’s interest was effective on December 11, 2009. According to a promissory note given by our Thermo Subsidiary to Merrill Lynch (the “Merrill Lynch Note”), the amount to be paid to Merrill Lynch for the redemption (the “Redemption Amount”) is $20.0 million, plus interest at 10% per annum due on June 30, 2011.  Under the Merrill Lynch Note, Merrill Lynch only had recourse against the Thermo Subsidiary for payment after Prudential is paid in full.  Otherwise, Merrill Lynch only has recourse against Raser.

The Merrill Lynch Note gives Merrill Lynch rights to certain assets currently securing Prudential’s debt which may only be released from Prudential upon payment in full of the Prudential debt.

In December 2009, we submitted the Grant application to the Department of Treasury for reimbursement of 30% of our qualifying capitalized costs totaling $33.0 million.  In February 2010, we received the $33.0 million and amended the Restructuring Amendments to release $3.8 million from the Thermo escrow account to us. The remaining proceeds received from the Grant were placed into an escrow account to be paid out upon the Thermo No. 1 plant achieving Final Completion on or about July 9, 2010.  Unfortunately, the Thermo No. 1 plant failed to generate sufficient output to achieve Final Completion by July 9, 2010.  Accordingly, in July 2010, The Thermo Financing Agreements were amended again through a Forbearance Agreement with Prudential and Deutsche Bank Trust Company Americas, as Administrative Agent, and us (the “Forbearance Agreement”).  Under the Forbearance Agreement, the restrictive nature of the Thermo Subsidiary restricted cash accounts changed from being restricted for the purposes of drilling and constructing the plant to being restricted for the purposes of paying for plant operations.  In addition, $27.0 million was paid out of the Thermo Subsidiary escrow account to Prudential as holders of the 7.0% senior secured note.  This amount includes a principal reduction of $20.0 million of our debt and a make-whole fee for non-performance of $7.0 million.  After providing for this payment to Prudential, approximately $3.0 million remained in the Thermo Subsidiary escrow account to be used for the operation of the Thermo No. 1 plant and other related expenses.  As a result of not achieving Final Completion by the specified date and as a result of payments to the Thermo Lenders in accordance with the Forbearance Agreement the funds in the project escrow accounts were insufficient to pay any amounts to Merrill Lynch, therefore we and certain of our subsidiaries, instead of the Thermo Subsidiary, became obligated to pay the $20.0 million owed to Merrill Lynch to settle the prior redemption of its interest in the Thermo No. 1 subsidiary on or before June 30, 2011.

On July 9, 2010 in conjunction with the execution of the Forbearance Agreement, our Board of Directors authorized the solicitation of the sale of the Thermo Subsidiary, including the Thermo No. 1 plant, or an interest therein.  We have engaged an investment bank to assist in the sale of the Thermo Subsidiary and the solicitation process is currently ongoing. Accordingly, we have reclassified the Thermo No. 1 plant to asset held for sale.  Pursuant to the Forbearance Agreement, Prudential was entitled to receive 50% of the proceeds of such a sale up to a maximum of $6.0 million plus the expenses of the administrative lender and agents for full satisfaction of all amounts owed to them on or before June 30, 2011.

In October 2010, we amended the Forbearance Agreement and $1.1 million of the Thermo Subsidiary escrow funds were released to us.  Pursuant to the amendment, the proceeds Prudential was entitled to receive from the sale of the Thermo Subsidiary, or interest therein increased to 50% of the proceeds of such sale up to a maximum of $6.25 million plus the expenses of the administrative lender and agents for full satisfaction of all amounts owed to them on or before February 1, 2011. On January 31, 2011, we amended the Forbearance Agreement again to increase the amount of proceeds Prudential is entitled to receive from the sale of the Thermo Subsidiary, or interest therein, to 60% of the proceeds of such sale up to a maximum of $6.75 million plus the expenses of the administrative lender and agents for full satisfaction of all amounts owed to them on or before March 15, 2011.  However, as provided in the amended Forbearance Agreement we provided the lenders with a letter of intent (that does not contain a financing or similar contingency) with respect to the sale of Thermo No. 1 or other transaction that will result in the lenders receiving a cash of up to $6.75 million which automatically extended the maturity date to April 15, 2011.

If the Additional Payment is not paid prior to April 15, 2011, then the Thermo No. 1 project would be obligated for the full payment of the original principal amount of $9.8 million, plus accrued interest at a rate of 7.0% per annum. Although this deficiency would be an obligation of our Thermo Subsidiary, the Thermo Lenders could potentially bring a claim under the Guaranty Agreement or EPC Agreement against us as described below.

Lightning Dock Financing

On October 1, 2010, we entered into the Evergreen-FE Letter Agreement with Evergreen-FE, Los Lobos Renewable Power, LLC, Raser Power Systems LLC and Lightning Dock. In connection with the Evergreen-FE Letter Agreement, Evergreen-FE committed to loan certain funds to Lightning Dock pursuant to the Lightning Dock Secured Promissory Note.  Lightning Dock’s obligations under the Secured Promissory Note are secured by certain Lightning Dock  equipment  pursuant to the Lightning Dock Security Agreement between Lightning Dock and Evergreen-FE.  The terms of the Lightning Dock Secured Promissory Note state that interest accrues at a rate of 0.25% per month on any amounts that are loaned to Lightning Dock prior to the Secured Promissory Note maturity date of the earlier of June 30, 2011 or 30 days after the delivery of a notice that Evergreen-FE will not proceed with its investment in the Lightning Dock project (the "Maturity Date"). After the Maturity Date, interest accrues on any amounts that remain outstanding at a rate of 0.83% per month.   As of December 31, 2010, we had borrowed approximately $1.5 million under the Letter Agreement.

It is anticipated that Lightning Dock will receive short-term loans under the Lightning Dock Secured Promissory from Evergreen-FE to allow Lightning Dock to continue the initial development of the Lightning Dock geothermal power project. While these resource development efforts continue, the Company, Lightning Dock and Evergreen-FE intend to negotiate the substantive terms of the Proposed Equity Investment of approximately $15.3 million by Evergreen-FE in Lightning Dock. The Proposed Equity Investment would represent an initial 51% interest in Lightning Dock (converting to a 50% interest at completion), and such funds would be used to finance a portion of the development and operation of the Lightning Dock geothermal power project.

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

Patents and Other Intellectual Property Rights

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

In addition to the heat transfer and Kalina-Cycle technologies described above, we initially retained one domestic and one international trademark application relating to the use of our Raser Technologies, Inc. logo with respect to our current and future geothermal power plants we intend to develop.

On November 19, 2010, in connection with the sale of our Transportation and Industrial segment, we sold all of our internally generated patents and related trademarks usable in connection with the segment’s business to VIA Motors.

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

Research and Development

Our research and development activities historically have been conducted within the Transportation & Industrial business segment, to develop and demonstrate new applications for our motor and drive/controller-related technologies as well as our new extended range PHEV-based product and solution technologies.   Subsequent to the November 19, 2010 sale of our Transportation and Industrial business segment to Via Motors, we no longer perform research and development activities  and we do not anticipate further material research and development activities or expenditures for the foreseeable future.  Our research and development costs for the years ended December 31, 2010 and 2009 totaled $2,327,818 and $1,855,858, respectively.

Suppliers and Key Relationships

We entered into purchase agreements with affiliates of United Technologies, Inc. for the delivery of PureCycle® generation units for the Thermo No. 1 plant. Other equipment suppliers can provide turbines and generation equipment for our projects.  We will choose the appropriate supplier for each project on a case by case basis.

Drilling operations are necessary to develop the well field for each geothermal power project we develop. We utilize various suppliers to obtain the appropriate permits, rent drilling equipment, perform drilling services, provide casing and other tangible assets for the well and provide well testing services. Should one supplier fail to meet our purchasing requirements, we are confident that other suppliers could be identified and the appropriate items procured and obtained without significant delays. Patterson-UTI Energy, Inc., a publicly-traded drilling company, and Barbour Well, Inc., a privately held drilling company, have performed the majority of our drilling services to date.

Competition

Our Power Systems segment primarily competes in the power generation industry. Competition in the power generation industry is characterized by intense competition from not only large power plants burning fossil fuels, but from other companies trying to develop clean, renewable energy from sources such as geothermal, solar, wind, ethanol, hydro-electric and other sources of clean energy  Competition from the wind and solar power generation industry has increased. While we anticipate that the current demand for renewable energy is large enough that this increased competition will not significantly impact our ability to obtain new power purchase agreements, this increased competition could contribute to a reduction in electricity prices for new renewable projects. We believe this risk is substantially mitigated by the fact the geothermal power represents a base load source of renewable energy.

In general the primary competitive factors for the geothermal market are the ability to obtain properties with the appropriate heat sources, technologies and equipment, geographic locations of power plants, access to prime market and transmission infrastructures, and favorable regulatory and tax environments for renewable energy. In the geothermal power generation sector, our main competitors in the United States include Ormat Technologies, Calpine, CalEnergy Generation, Terra-Gen Power, U.S. Geothermal, Nevada Geothermal, RAM, Magma Energy, Agua Caliente, and Grandient Energy.

Some of our existing and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Smaller competitors may also achieve competitive advantages by entering into strategic or commercial relationships with larger, more established and well-financed companies. Many of our competitors could devote greater resources to resource development, plant development, marketing and research and development efforts than we can. New technologies and the continued enhancement of existing technologies also may increase competitive pressures in the future.

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

EPACT 2005 also allows FERC to terminate a utility’s PURPA obligation to purchase energy from a Qualifying Facility upon a finding that the Qualifying Facility has nondiscriminatory access to either (i) independently administered, auction-based day ahead and real time wholesale markets for electric energy and wholesale markets for long-term sales of capacity and electric energy (“Day 2” wholesale markets); (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity and energy, including long and short term sales to buyers other that the utility to which the Qualifying Facility is interconnected; or (iii) wholesale markets for the sale of capacity and energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC adopted a rule to implement these provisions of the EPACT 2005. The rule creates a rebuttable presumption that for Qualifying Facilities larger than 20 MW, if the utility is a member of any of four regional transmission organizations or independent system operators with Day 2 wholesale markets (Midwest ISO, PJM, ISO-NE, NYISO), the Qualifying Facility does have nondiscriminatory access to the relevant wholesale market. A utility in those areas thus will be eligible for relief from the mandatory obligation. While the rule creates a rebuttable presumption regarding nondiscriminatory transmission access to all markets where there is a filed open access transmission tariff (or reciprocity tariff of a non-jurisdictional utility), the order did not find that any markets (other than the four listed RTO/ISOs and ERCOT, under separate exemptions) provide a meaningful opportunity to sell capacity and energy, including long and short-term sales to buyers other than the utility to which the Qualifying Facility is interconnected. Further, the rule provides a procedure for utilities to file to obtain relief from the mandatory purchase obligation on an individual service territory-wide, or regional basis, and establishes procedures for affected Qualifying Facilities to seek reinstatement of the purchase obligation. The rule creates a rebuttable presumption that a Qualifying Facility with a net capacity no greater than 20 MW does not have nondiscriminatory access to any wholesale market, and the mandatory purchase obligation remains. The rule also protects a Qualifying Facility’s rights under any contract or obligation for the sale of energy in effect or pending approval before the appropriate state regulatory authority or non-regulated electric utility on or before August 8, 2005.

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

Federal Power Act (“FPA”)

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

   Delisting of Shares from NYSE

As reported in our Current Reports on Form 8-K filed on April 28, 2010 and August 5, 2010, we received two notices from the New York Stock Exchange (the "NYSE") that we fell below certain listing standards criteria outlined in the NYSE's Listed Company Manual. The first notice was received on April 27, 2010 and related to our inability to maintain a minimum average closing price of $1.00 for a 30-day trading period under Section 802.01C of the NYSE's Listed Company Manual. Under the NYSE's rules, we had six months from the date of the April 27, 2010 notice to bring our average common share price back above $1.00. The second notice was received on July 30, 2010 and related to our inability to maintain a total market capitalization of at least $50 million over a 30-day trading period and stockholders' equity of at least $50 million as outlined in Sections 801 and 802 of the NYSE's Listed Company Manual.

Subsequent to receiving the two notices from the NYSE, we submitted a plan to the NYSE requesting additional time to cure the deficiencies and detailing the path we planned to follow to regain compliance with NYSE listing standards. After reviewing these materials, however, the NYSE decided to proceed with suspension of trading of our common stock on the NYSE and informed us on October 26, 2010 of its intention to suspend trading of our common stock prior to the market opening on November 3, 2010. The NYSE also notified us of its intention to file an application with the Securities and Exchange Commission to delist the Company's common stock from the NYSE, pending completion of applicable NYSE procedures, which included our right to appeal the NYSE's decision.

In view of the action to be taken by the NYSE, we took appropriate steps to have our common stock quoted on the Over-the Counter Bulletin Board ("OTCBB") starting November 3, 2010. We were assigned the new ticker symbol “RZTI” the day before we began trading quotation on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

Employees

As of December 31, 2010, we had 27 full-time employees, reflecting the reduction of professional and other employees resulting from the sale of the Transportation & Industrial business segment and other reductions in staffing levels of certain administrative and Power Systems segment employees. Currently, there are no employees under a collective bargaining agreement. We consider our employee relationships to be positive.

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

We will need to secure additional funds and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern.

At December 31, 2010, we had approximately $1.0 million in cash and cash equivalents and $1.0 million in restricted cash. As such, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations, to meet our immediate debt service and other obligations regarding our indebtedness or capital expenditures for the foreseeable future. Our operating activities used approximately $26.8 million of cash for the year ended December 31, 2010 and approximately $23.5 million of cash during the year ended December 31, 2009. We have incurred substantial losses since inception and we are not operating at cash breakeven. Obligations that exert further pressure on our liquidity situation include the obligation to pay interest of $2.2 million semi-annually on our 8.00% Convertible Senior Notes Due 2013.

 We have incurred losses since inception and we are not operating at cash flow breakeven. Our cash balance at year end is not sufficient to fully fund our business plan or to satisfy our cash requirements for normal operations, to meet our immediate debt service aon other obligations regarding our indebtedness or our anticipated development activities over the next twelve months. In view of our capital requirements, current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we intend to explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale or merger of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company.

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

In order to continue our business operations and execute our business strategy, we will need to secure additional funding from other sources through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through a joint venture, the sale of one or more of our projects or interests therein, entry into pre-paid power purchase agreements with utilities or municipalities, a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding that we seek from any of these sources will be available on reasonable terms or at all.

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

We may also seek additional capital by debt financing. However, as a result of concerns about the stability of financial markets generally, and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers. In addition, any indebtedness we incur could constrict our liquidity, result in substantial cash outflows, and adversely affect our financial health and ability to obtain financing in the future. Any such debt would likely contain restrictive covenants that may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to us for other purposes. Any failure by us to satisfy our obligations with respect to these potential debt obligations would likely constitute a default under such credit facilities.

If we are unable to obtain substantial additional capital, we may need to seek protection under Chapter 11 of the U.S. Bankruptcy Code, which could result in a loss of your entire investment.

We are experiencing significant liquidity constraints. If we are not able to obtain sufficient capital either from the sale of assets or external sources of investment to fund our immediate debt service requirements, we may determine that it is in the Company’s best interests to seek relief through a pre-packaged, pre-negotiated or other type of filing under Chapter 11 of the U.S. Bankruptcy Code, and to do so prior to an acceleration event under any of arrangements with regard to the Company’s current indebtedness, including, without limitation, the terms of the Company’s Forbearance Agreement with the Thermo Lenders that expires April 15, 2011 unless they receive payment of $6.75 million, the Indenture with regard to the Company’s 8% Convertible Senior Notes Due 2013, which may accelerate in the event that the interest payment due April 1, 2011, in the amount of $2.2 million, is not paid on or before May 1, 2011, and the Forbearance Agreement with Merrill Lynch that expires June 30, 2011, unless it receives certain sums from the sale of Thermo No. 1.

In the event we seek protection under Chapter 11 of the U.S. Bankruptcy Code, it may be necessary, in order to obtain the approval of our creditors and the Bankruptcy Court to a plan of reorganization for the Company, to eliminate and cancel all existing equity of the Company, including common stock, options, warrants and other securities that are linked to our equity, which will result in a loss of the entire investment of the holders of such securities, including our stockholders. Further, if we were unable to implement a plan of reorganization or if sufficient debtor-in-possession financing were not available, we could be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code, which would result in a loss of your entire investment.

Funding needed to develop geothermal power projects may be unavailable.

A substantial capital investment will be necessary to develop each geothermal power project we may seek to develop. Our continued access to capital through project financing or other arrangements is necessary for us to complete the geothermal power projects we plan to develop. We have had difficulty raising the necessary capital to properly fund our geothermal power projects and our future attempts to secure capital on acceptable terms may not be successful.

Market conditions and other factors may not permit us to obtain sufficient funding for geothermal projects on terms favorable to us. Our ability to arrange for financing and the costs of such financing, are dependent on numerous factors, including general economic and capital market conditions, credit availability from banks, investor confidence, the success of our projects, the credit quality of the projects being financed, the credit quality of our customers, the political situation in the state in which the project is located and the continued existence of tax and securities laws which are conducive to raising capital. If we are not able to obtain financing for our projects on a substantially non-recourse or limited recourse basis, or if we are unable to secure capital through partnership or other arrangements, we may, if available, have to finance the projects using recourse capital such as direct equity investments, which would have a dilutive effect on our common stock. Also, in the absence of favorable financing or other capital options, we may decide not to pursue certain projects. Any of these alternatives could have a material adverse effect on our growth prospects and financial condition.

In addition, the tax benefits originating from geothermal power projects are anticipated to provide a substantial portion of the funding of the geothermal projects. This tax equity has traditionally been driven by the tax liability of the major financial industry companies. Many of these companies are currently experiencing significantly reduced income or incurring substantial losses. As a result, they are seeking fewer tax-advantaged investments and this may reduce the amount of readily available tax credit equity available for our geothermal projects or reduce the amount of tax equity that can be obtained as these investors seek higher rates of return for the tax equity they invest.

The United States Congress passed the Recovery Act in 2009. The Recovery Act provides certain economic incentives, such as clean energy grants, that are designed to provide developers of geothermal and other clean energy projects with cash to help fund the projects. These incentives are designed, in part, to address some of the current problems in the tax equity markets and provide an alternative funding mechanism. Accordingly, part of our short-term strategy to obtain additional funding includes applications for loan guarantees and government grants. During 2009, one of our applications for loan guarantees was denied and we were not awarded small grants for three projects that we applied for in connection with certain exploration activities. We cannot predict whether we will be able to successfully obtain additional grants or loan guarantees under these new government programs.

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

We may incur dilution of our investment in Via Motors if more than $10 million of equity capital is necessary to execute its business plan.

Our agreement with Via Motors includes anti-dilution protection for the first additional $10.0 million in equity raised.  Any equity raised in excess of that amount will dilute our investment in Via Motors unless we participate on at least a proportionate basis with the new equity raised.  Our ability to provide such capital is limited.

The terms of certain rights we have granted security holders may make it more difficult for us to sell additional securities.

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

Failure to maintain effectiveness for our Form S-3 Registration Statement may be a default under certain agreements related to other securities.

If our Form S-3 Registration Statement becomes ineffective, a default may arise with regard to securities that we have sold that may result in penalties being incurred by the Company or an acceleration of the maturity date, in the case of indebtedness.

On October 26, 2010, we received notification from the NYSE informing us of their decision to suspend the trading of our common stock on the NYSE and informed us of its intention to suspend trading of our common stock prior to the market opening on November 3, 2010. The NYSE also notified us of its intention to file an application with the Securities and Exchange Commission to delist the Company's common stock from the NYSE, pending completion of applicable NYSE procedures, which included our right to appeal the NYSE's decision.

In view of the action to be taken by the NYSE, we took appropriate steps to have our common stock quoted on the Over-the Counter Bulletin Board ("OTCBB") starting November 3, 2010. Based upon the fact that our common stock no longer is registered for trading on a national exchange, and the value of the common stock held by non-affiliates of the Company as of the end of our second fiscal quarter, our registration statement on Form S-3 became ineffective when we filed our annual report on Form 10-K for the year ended December 31, 2010.

Certain change of control provisions contained in the agreements related to our securities may adversely affect our ability to raise additional capital.

Certain terms and conditions relating to change of control provisions included in the agreement related to our securities or rights granted to purchases of our securities may make it difficult to raise additional capital to fund future operations.  The terms of our outstanding securities could also require us to issue additional shares to purchasers of securities we have sold, further diluting the number of shares held by stockholders.

These provisions could make raising additional capital or pursuing a strategic partner to purchase an interest in our Company difficult.

The geothermal power production development activities of our Power Systems segment may not be successful.

We are devoting a substantial amount of our available resources to the power production development activities of our Power Systems segment. To date, we have placed one geothermal power plant in service, and we continue our efforts to ramp up production of that plant. We also completed drilling our first production well at our second project site.  However, our ability to successfully achieve full capacity at that plant and complete the development of our second project and the development of additional projects is uncertain.

In connection with our first power plant, Thermo No. 1, we experienced unexpected difficulties and delays in completing the project and operating the plant at full capacity. While we have gained valuable experience that could benefit future projects, we could experience similar unexpected difficulties at future projects, which could adversely affect the economics of those projects. As a result, we cannot be certain that we will be able to operate any of our plants at full capacity on an economic basis.

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

We have a limited operating history and, from our inception, we have earned limited revenue from operations. We have incurred significant net losses in each year of our operations, including a net loss applicable to common stockholders of approximately $105.7 million and $20.2 million for the years ended December 31, 2010 and 2009, respectively. As a result of ongoing operating losses, we had an accumulated deficit of approximately $215.4 million on cumulative revenues during the last three years of approximately $6.6 million as of December 31, 2010. In addition, at December 31, 2010, we had negative working capital totaling $45.7 million.

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

Our independent registered public accounting firm’s report on our financial statements questions our ability to continue as a going concern.

Our independent registered public accounting firm’s report on our financial statements as of December 31, 2010 and 2009 and for the three year period ended December 31, 2010 expresses doubt about our ability to continue as a going concern. Their report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to the lack of sufficient capital, as of the date their report was issued, to support our business plan through the end of 2011.

We will need to secure additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern. Accordingly, we can offer no assurance that the actions we plan to take to address these conditions will be successful. Inclusion of a “going concern qualification” in the report of our independent accountants or any future report may have a negative impact on our ability to obtain financing and may adversely impact our stock price.

The current worldwide political and economic conditions, specifically disruptions in the capital and credit markets, may materially and adversely affect our business, operations and financial condition.

Continuing general worldwide recessionary economic conditions and capital market contractions experienced initially as a result of the subprime-mortgage turmoil and other factors, but continuing due to slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, international conflicts, terrorist and military activity, and the impact of natural disasters and public health emergencies, materially and adversely affect our ability to obtain additional equity investment and debt financing. If the current market conditions continue or worsen, our business, operations and financial condition will likely be materially and adversely affected.

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

The closing price of our common stock declined significantly during 2010. The closing price fluctuated from a high of $1.38 per share to a low of $0.15 per share during the year. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside of our control, including the level of short sale transactions. As a result, the market price of our stock may not reflect our intrinsic value. In addition, following periods of volatility in our stock price, there may be increased risk that securities litigation, governmental investigations or enforcement proceedings may be instituted against us. Any such litigation, and investigation or other procedures, regardless of merits, could materially harm our business and cause our stock price to decline due to potential diversion of management attention and harm to our business reputation.

In addition, because the market price for our common stock remained below $5.00 per share, our common stock is deemed to be a penny stock, and therefore subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be delivered to each purchaser of a penny stock, disclosing sales commissions and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these additional conditions, some brokers may choose to not effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

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

Our common stock is a "penny stock."

Our common stock is a "penny stock" under Section 15(g) of the Exchange Act. A consequence of being designated a "penny stock" is that securities broker-dealers cannot recommend our common stock but can only trade in it on an unsolicited basis.

 Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transactions in our common stock more difficult and may reduce the value of the investment. Various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired. Certain foreign countries also impose limitations and restrictions on the ability of their citizens to own stock that is not traded on a recognized exchange, which, in certain instances, does not include the OTCBB.

Broker-dealer requirements for trading “penny stocks” may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The financial performance of our Power Systems segment is subject to changes in the legal and regulatory environment.

Our geothermal power projects are and will be subject to extensive regulation. Changes in applicable laws or regulations, or interpretations of those laws and regulations, could result in increased compliance costs and require additional capital expenditures. Future changes could also reduce or eliminate certain benefits that are currently available.

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

In order to promote the production of renewable energy, including geothermal energy, the federal government has created several significant tax incentives. The continuation of these tax incentives are instrumental to our ability to finance and develop geothermal power plants by providing increased economic benefits. If the available tax incentives were reduced or eliminated, the economics of the projects would be adversely affected and there could be reductions in our overall profitability or the amount of funding available from tax equity partners. Some projects may not be viable without these tax incentives.

All of these programs providing current tax incentives are subject to review and change by Congress from time to time.  In addition, several of the programs are currently scheduled to expire, and continuation of those incentives will require affirmative Congressional action. Moreover, there are ambiguities as to how some of the provisions of the Recovery Act will operate.

Many of the tax incentives associated with geothermal power projects generally are beneficial only if the owners of the project have sufficient taxable income to utilize the tax incentives. Due to the nature and timing of these tax incentives, it is likely that the tax incentives available in connection with our geothermal power plants (other than the grant in lieu of the ITC and PTC) will exceed our ability to efficiently utilize these tax benefits for at least several years of operations. Therefore, an important part of our strategy involves partnering with investors that are able to utilize the tax incentives to offset taxable income associated with their operations unrelated to our geothermal power plants. However, there are no assurances that there will be investors interested in such tax incentives or who would agree to compensate the Company for such tax incentives on terms acceptable to us

Tax reform has the potential to have a material adverse effect on our business, financial condition, future results and cash flow. Tax reform could reduce or eliminate the value of the tax subsidies currently available to geothermal projects. Any restrictions or tightening of the rules for lease or partnership transactions, whether or not part of major tax reform, could also materially affect our business, financial condition, future results and cash flow. In addition, changes to the Internal Revenue Code could significantly increase the regulatory-related compliance and other expenses incurred by geothermal projects which, in turn, could materially and adversely affect our business, financial condition, future results and cash flow. Any such changes could also make it more difficult for us to obtain financing for future projects.

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

Although we placed the Thermo No. 1 plant in service in the first quarter of 2009 for accounting purposes, we were unable to operate the plant at designed capacity due primarily to mechanical deficiencies of the power generating units, and other issues and inefficiencies which occurred as a result of overall design of the plant.

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

Unless additional hydrologic and geologic studies confirm otherwise, there are a number of events that could have a material adverse effect on our ability to generate electricity from a geothermal resource and/or shorten the operational duration of a geothermal resource, which could cause the applicable geothermal resource to become a non-renewable wasting asset. These events include:

•	Any increase in power generation above the amount our hydrological and geological studies indicate that the applicable geothermal resource will support;

•	Failure to recycle all of the geothermal fluids used in connection with the applicable geothermal resource

•	Failure to properly maintain the hydrological balance of the applicable geothermal resource; and

•	Earthquakes which could adversely impact the flow of geothermal fluids under the surface.

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

The geothermal power projects we develop could expose us to significant liability for violations of hazardous substances laws because of the use or presence of such substances.

The geothermal power projects we develop will be subject to numerous federal, regional, state and local statutory and regulatory standards relating to the use, storage and disposal of hazardous substances. We may use industrial lubricants, water treatment chemicals and other substances at our projects that could be classified as hazardous substances. If any hazardous substances are found to have been released into the environment at or near the projects, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. If we fail to comply with these laws, ordinances or regulations or any change thereto, we could be subject to civil or criminal liability, the imposition of liens or fines, and large expenditures to bring the projects into compliance. Furthermore, we can be held liable for the cleanup of releases of hazardous substances at other locations where we arranged for disposal of those substances, even if we did not cause the release at that location. The cost of any remediation activities in connection with a spill or other release of such substances could be significant.

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

A significant portion of our net revenue is attributed to revenues derived from power purchasers under the relevant power purchase agreements. The City of Anaheim has accounted for 100%, of our revenues for the year ended December 31, 2010. Due to the fact that we currently have a single customer, our ability to realize accounts receivable from power sales are dependent on the continued ability of the City of Anaheim to make timely payments. We do not make any representations as to the financial condition or creditworthiness of any purchaser under a power purchase agreement, and nothing in this annual report should be construed as such a representation.

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

Our retained interest in VIA Motors, Inc., the successor to our Transportation & Industrial business segment, may become worthless if VIA Motors is not successful.

A significant part of our long-term business strategy for our Transportation & Industrial segment was based upon the commercialization of our Symetron™ technologies through license agreements with electric motor, controller, alternator and generator manufacturers, suppliers and system integrators. The rights to that technology were sold to VIA Motors in connection with the sale of the Transportation & Industrial business segment. Accordingly, the only interest we retain in VIA Motors is the number of shares of common stock that we own which currently represents approximately 31% equity interest which now is approximately 31% after dilution as a result of issuances or reserves for issuances to VIA’s management and board of directors..

The Symetron™ technologies that are material to the success of VIA Motors are relatively new and commercially unproven. There is no assurance that the technologies will prove suitable for their target business segments. It may be years before the technology is proven commercially viable, if at all. They may experience technological issues that they may be unable to overcome. Superior competitive technologies may be introduced or potential customer needs may change resulting in the technology or products being unsuitable for commercialization.

The recent economic downturn has had a dramatic, adverse effect on the automotive industry and operators of light duty truck and SUV fleets that would be in a position to use and benefit from the technologies. This may adversely affect the ability to commercialize the Symetron™ technologies until economic conditions improve.

VIA Motors, Inc. likely will require additional capital and there is no assurance that such capital will be available or, if available, on terms that are acceptable to the company.  Consequently, VIA Motors, Inc. may never succeed in its efforts to commercialize its technologies and may fail and cease to do business and our investment in VIA Motors, Inc. may have no material value.

Our investment in VIA Motors, Inc. may be diluted if more than $10 million of equity capital is required to execute their business plan.

Our investment in VIA Motors is protected against dilution for the first $10 million of new equity investment.  Any equity investment in excess of such amount will dilute our investment unless we participate in the new equity investment on a prorate basis. Presently, and for the foreseeable future, we will not have sufficient funds to participate in new equity investment in VIA Motors.

We have not paid our board of directors.

As our cash resources have become increasingly constrained, we have deferred expense reimbursements and two quarters of cash director fee payments to our independent directors.  As such, we are at risk that they will not continue serve.  Without our independent directors, and without the ability to pay replacement directors, our governance system will not be as effective as originally designed and would represent a material weakness in internal controls.

We face significant competition. If we fail to compete effectively, our business will suffer.

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

Our success depends on our ability to execute our business strategies. Our Power Systems segment is seeking to develop geothermal power plants. Executing this strategy may involve entering into strategic transactions to acquire complementary businesses or technologies. In executing these strategic transactions, we may expend significant financial and management resources and incur other significant costs and expenses. There is no assurance that the execution of any strategic transactions will result in additional revenues or other strategic benefits for our business. The failure to enter into strategic transactions, if doing so would enable us to better execute our business strategies, could also harm our business, prospects, financial condition and results of operations.

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

During the quarter ended September 30, 2010, we identified a material weakness in our internal control over financial reporting related to footnote disclosure of commitments relating to certain transmission contracts that were not properly disclosed in prior periods. We implemented strengthened controls over our contract processing by the year ended December 31, 2010. However during our evaluation of our system of internal control for the year ended December 31, 2010, we also identified a material weakness.  The Company does not have a sufficient number of accounting personnel to adequately segregate and consistently execute the Company’s internal controls.  This control deficiency is pervasive in nature and has the potential of impacting all significant accounts and the financial reporting process, as well as the timing and review of the Company’s financial reports. If we fail to adequately address any material weaknesses or deficiencies, it could have a material adverse effect on our business, results of operations and financial condition. Ultimately, if not corrected, any material weaknesses or deficiencies could prevent us from releasing our financial information and periodic reports in a timely manner, making the required certifications regarding the financial statements, and complying with our other obligations with respect to our consolidated financial statements and internal controls under the Sarbanes-Oxley Act. Any failure to maintain adequate internal controls over financial reporting and provide accurate financial statements may subject us to litigation and could cause the trading price of our common stock to decrease substantially. Inferior controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We were recently delisted from the New York Stock Exchange and are now quoted on the Over the Counter Bulletin Board.  Our quotation on the Over the Counter Bulletin may make it more difficult for our stockholders to sell their stock, cause our stock price to decline or materially harm our business.

Because we were unable to maintain our listing on the New York Stock Exchange, our stock is now quoted on the Over the Counter Bulletin Board.  As a result, there is no assurance that there will continue to be a market for our common stock.  This may make it it more difficult to sell our stock, which may cause our stock price to decline or could materially harm our business. Being quoted on the Over the Counter market may increase the volatility in our stock price and could impair our ability to raise additional capital due to the fact that our common stock is no longer listed on a national securities exchange.

We rely on key personnel and the loss of key personnel or the inability to attract, train, and retain key personnel could have a negative effect on our business.

We believe our future success will depend to a significant extent on the continued service of our executive officers and other key personnel. Of particular importance to our continued operations are our executive management and technical staff. We do not have key person life insurance for any of our executive officers, technical staff or other employees. If we lose the services of one or more of our current executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. In recent years we have experienced turnover in certain key positions. On August 5, 2009, our Chief Executive Officer resigned due to health reasons. He was replaced by Nick Goodman as Chief Executive Officer on January 11, 2010. On January 13, 2010, our Chief Financial Officer resigned and on March 10, 2010, John Perry began as our new Chief Financial Officer. In November 2010, contemporaneously with the closing of the sale of our Transportation & Industrial segment, Richard D. Clayton, our General Counsel, and Kraig T. Higginson, our Executive Chairman, resigned their executive positions with the Company and commenced employment with VIA Motors, Inc.  Mr. Higginson later resigned as member of the Board of Directors on February 11, 2011.  As of March 31, 2011, Mr. Clayton and Mr. Higginson have not been replaced.

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

The market price of our common stock could decline as a result of the resale of shares of common stock that were previously restricted under Rule 144. In addition, if our officers, directors or employees sell previously restricted shares for tax, estate planning, portfolio management or other purposes, such sales could be viewed negatively by investors and put downward pressure on our stock price. Approximately 95.5 million shares were free of restrictive legend as of December 31, 2010, up from approximately 67.2 million as of December 31, 2009.

Additionally, as we reported on a current report on Form 8-K filed with the SEC on March 17, 2011, the holders of our Preferred Stock and Preferred Warrants, surrendered those securities to us in exchange for the issuance to them of 51.7 million shares of our common stock (the “Settlement Shares”) and a warrant to purchase up to 26.6 million shares of our common stock at an exercise price of $0.18612 per share (the “Warrant Shares”). The Settlement Shares and the Warrant Shares were registered under our Registration Statement on Form S-3.

The sales of such large amount of shares, or the perception that such sales could occur, may cause our stock price to decline.

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

ITEM IB.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We lease our corporate offices located at 5152 North Edgewood Drive, Suite 250, Provo, Utah. On November 10, 2010, we amended our previous lease agreement thereby reducing the corporate office space from 19,300 square feet to 3,797 square feet. Monthly rent also decreased from approximately $34,400 per month to approximately $6,875 per month. We had to pay a termination penalty of $100,000 to amend the lease agreement.  The new lease expires on December 31, 2011. Although the corporate offices and facilities are well-maintained and in good condition, the corporate offices are too small for our current number of staff.  Accordingly, we are currently searching for additional office space to meet our needs.

We purchased a modular unit to use for our Thermo No. 1 power plant offices located at 7966 W. Southside Road, Milford, Utah.  The office space is approximately 500 square feet.

We store our cooling tower equipment, pumps and other equipment that have been delivered to New Mexico for construction of our Lightning Dock geothermal power plant.  All equipment is stored outside on property owned by a private land owner adjacent to our geothermal leased property in Hidalgo County, New Mexico.  In connection with a mutual settlement of a promissory note and all payment obligations to the private land owner through July 31, 2010, the monthly rent for our equipment decreased from approximately $8,400 per month to $3,050 per month. The agreement continues on a month to month basis until all equipment is removed from the property.

As of the date of closing on the sale of our Transportation & Industrial segment, the lease for our testing facility in Orem, Utah was assumed by the buyer, VIA Motors.  During 2010, we had also entered into a short-term lease for offices in Detroit, Michigan for seven Transportation and Industrial segment employees.  The Michigan lease was also assumed by VIA Motors in connection with the sale of our Transportation & Industrial segment.  We have entered into various geothermal and surface rights lease agreements, primarily through our wholly-owned subsidiaries, in which we obtained the right to develop and construct geothermal power plants. These leased properties are included in our Power Systems segment and are classified as “power project leases”. The following table sets forth our geothermal leases at December 31, 2010:

State	Acreage	Power Project Lease Acquisition Costs
Nevada
Truckee Area	16,600	$755,905
Devil’s Canyon Area	995	45,680
Trail Canyon Area	7,487	179,593
Other Areas	5,325	437,902
Total Nevada	30,407	$1,419,080

New Mexico
Lightning Dock Area	3,160	$4,892,830
Total New Mexico	3,160	$4,892,830

Utah
Thermo No. 1 Leases, net of impairment	16,650	$440,799
Greater Thermo Area and Other Projects, excluding Thermo No. 1	183,959	356,962
Total Utah	200,609	$797,761

Oregon
Klamath Falls Area	984	$10,000
Alvord Area	37,000	50,000
Total Oregon	37,984	$60,000
Total Power Project Leases	272,160	$7,169,671

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

On August 17, 2009, Kay Mendenhall (“Mendenhall”), an individual, and Spindyne, Inc. (“Spindyne”), a Utah corporation, filed a complaint in Fourth Judicial District Court, Utah County, Utah against Jack H. Kerlin, an individual, Kraig Higginson, an individual, and Raser Technologies, Inc. Mendenhall and Spindyne allege that, around the time that Raser was formed, Kerlin, on behalf of Spindyne, assigned to Raser the rights to use certain proprietary technology that was owned by Spindyne. Mendenhall and Spindyne allege that they were not properly compensated for that technology. In general, the complaint alleges, among other claims, breach of contract, breach of implied covenant of good faith and fair dealing, and intentional interference with contract and prospective economic relations. The complaint seeks damages in an amount to be determined at trial for the value of the alleged technology. Neither Spindyne nor Mendenhall have any relationship with us or Mr. Higginson, our Chairman. The Company’s position is that the alleged technology at issue in the complaint is not currently in use and has never been used by the Company or Mr. Higginson.  We, along with Messers Higginson and Kerlin, filed a motion to dismiss the complaint, which was granted by the Fourth Judicial District Court on May 5, 2010. The plaintiffs filed a notice of appeal on June 3, 2010. In July 2010, the Court of Appeals sua sponte initiated a motion to remand the case back to the District Court to address certain procedural issues before the merits of the appeal can be heard. The appeal is currently pending.  We intend to vigorously defend our position and believe that a negative outcome is unlikely.  Accordingly, we did not record a liability at December 31, 2010 relating to this legal proceeding.

Raser Technologies, and its affiliate Thermo No. 1 BE-01, LLC (“Thermo”) have three ongoing disputes with Pratt & Whitney Power Systems (“PWPS”), an affiliate of United Technologies Power Corporation (“UTCP”), with respect to three separate contracts between the parties.  Two of these contracts, the Service Agreement dated December 31, 2008, and the Reimbursement Agreement between Raser Technologies Inc. and PWPS dated August 31, 2008 involve the Thermo No. 1 project in Beaver County, Utah.  The third contract, an unnamed “Agreement” between Raser Technologies and PWPS dated April 9, 2009 involves alleged future equipment purchase obligations of Raser Technologies and its affiliates. Although we believe that the PWPS claims are without merit, we have recorded this amount as a liability.

According to a PWPS default notice, PWPS alleges that Raser Technologies owes PWPS approximately $4.3 million under the terms of the Reimbursement Agreement, as amended, based on a similar amount that was withheld by Thermo I under the August 31, 2008 Purchase Contract between PWPS and Thermo No. 1 covering 50 PureCycle generating units purchased for the Thermo No. l project.  It is PWPS’ position that this amount is owed PWPS regardless of the ongoing dispute over the comparable amount due under the Purchase Contract.  In addition, Raser has raised concerns over the efficiency of the 50 Pure Cycle units and the operational viability of eight units deployed in a bottom cycling configuration, all eight of which have experienced significant failure since commissioning.  We have recorded this amount as a liability.

PWPS also claims that Thermo is in default of the Service Agreement for the Thermo No. 1 project due to non-payment of invoices for maintenance and related services in the aggregate amount of approximately $0.3 million.  Thermo disputes these invoices on the grounds that PWPS has failed to provide some or all of the maintenance services, and has breached applicable warranties.

A third default notice issued by PWPS involves Raser’s alleged breach of Section 5 of the April 9, 2009 Agreement, that PWPS alleges requires Raser and its affiliates to purchase geothermal generating equipment produced by PWPS for future geothermal projects unless PWPS is unable to meet the needs of such projects.  PWPS has not asserted any specific amount of damages, but has claimed a breach based upon Raser’s alleged decision to utilize equipment produced by others for the Raser Lightning Dock project in New Mexico. Raser has contested, and continues to contest, all of the foregoing claims by PWPS and has delivered to PWPS a statement of defenses and counterclaims.  Raser and PWPS are currently in settlement discussions to resolve the foregoing issues.  Since we have only announced our intention not to use PWPS and we have not contracted with another company to purchase turbines to be used at the Lightning Dock power plant, as of April 12, 2011, we do not believe that a liability should be recorded at December 31, 2010.

Raser is not subject of any other legal proceedings and we are unaware of any proceedings presently contemplated against Raser by any federal, state or local government agency.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock, par value $0.01 per share commenced trading on the NYSE under the symbol “RZ”. Effective November 3, 2010, our shares were delisted from the NYSE and commenced being quoted on the Over the Counter Bulletin Board under the trading symbol of “RZTI.OB.”

Below are the high and low closing sales prices for Raser common stock for each quarter of 2010, 2009 and 2008. Closing prices were obtained from the ArcaEx®, now “NYSE Arca.” and, since December 22, 2008 from NYSE. Prices from and after November 3, 2010 represent the range of the high and low sales prices of our common stock, as reported by the OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal 2010	Low	High
Quarter ended March 31, 2010	$0.89	$1.38
Quarter ended June 30, 2010	0.51	1.16
Quarter ended September 30, 2010	0.24	0.58
Quarter ended December 31, 2010	0.15	0.29

Fiscal 2009	Low	High
Quarter ended March 31, 2009	$2.54	$4.71
Quarter ended June 30, 2009	2.80	4.50
Quarter ended September 30, 2009	1.53	2.58
Quarter ended December 31, 2009	1.05	1.69

Fiscal 2008	Low	High
Quarter ended March 31, 2008	$7.30	$17.09
Quarter ended June 30, 2008	7.87	11.37
Quarter ended September 30, 2008	4.10	11.70
Quarter ended December 31, 2008	2.47	8.35

On April 12, 2011, the closing price for Raser common stock was $0.92 per share.

The performance graph represents our cumulative total stockholder returns through December 31, 2010, as compared to the Standard and Poor’s Small Cap 600 Index, and the Standard and Poor’s Industrial Index.

Holders.

As of December 31, 2010 there were approximately 300 holders of record of our common stock. This does not include an indeterminate number of stockholders who may hold their shares through a broker-dealer in “street name.”

Dividends.

We had been required to pay a quarterly dividend to the holders of our Preferred Stock, payable in cash or shares of common stock equal to an annual rate of LIBOR plus eight percent (8%), but in no event higher than 14%, subject to adjustment. For the year ended December 31, 2010, we paid Preferred Stock dividends totaling $383,888.  The Preferred Stock limited dividend payments that we could make to our common stockholders unless such dividend payment is made equally to the holders of the Preferred Stock as if such holders had converted or redeemed (whichever is greater) their Preferred Stock for shares of our common stock immediately prior to the payment of such dividend. We have never declared or paid any cash dividends with respect to our common stock. We currently anticipate that we will retain all future earnings for the operation and expansion of our business and do not intend to declare dividends with respect to our common stock in the foreseeable future. As of March 16, 2011, the Preferred Stock was surrendered and cancelled.  Accordingly, we are no longer required to pay preferred stock dividends.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth the number of shares of our common stock underlying outstanding options and warrants that have been issued under our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	4,326,326	$4.94	434,856
Equity compensation plans not approved by security holders	14,100,137	$3.41	—
Total	18,426,463	$3.77	434,856

In March 2004, our Board of Directors adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and our stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first day of each fiscal year, or an amount determined by the Board of Directors, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of December 31, 2010, we were authorized to issue up to 11,443,173 shares of common stock pursuant to the Plan.

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

Overview

We are a renewable energy company focused primarily on geothermal power development. Until November of 2010, we operated two business segments: Power Systems and Transportation & Industrial. Our Power Systems segment develops and operates geothermal electric power plants and is exploring the possibility of developing solar and wind generated power plants in the future. Our Transportation & Industrial segment focused on using our internally developed Symetron™ family of technologies to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we employed a business strategy to produce a positive impact on the environment and economically beneficial results for our stockholders. On November 19, 2010, we sold substantially all of our Transportation and Industrial segment assets to VIA Motors.  Accordingly, we currently operate as one business segment.

Sources of Revenue

Currently, our primary source of revenue is from the sale of electricity generated by our Thermo No. 1 plant to the City of Anaheim. Revenue related to the sale of electricity is recorded based upon output delivered at rates specified under relevant contract terms in the period when the electricity is delivered. In April 2009, we began selling electricity generated by the Thermo No. 1 plant to the City of Anaheim under our power purchase agreement with the City of Anaheim. We had generated and sold approximately 47,730 and 25,200 MW hours of electricity to the City of Anaheim for the years ended December 31, 2010 and 2009, respectively

As it is anticipated that we may have continued involvement in the operations of the Thermo No. 1 plant after it is sold and has been our primary focus of operations for the past three years, the plant’s operations had not been reflected as “Discontinued Operation” in the accompanying financial statements, but rather as continuing operations.  The Thermo No. 1 plant is currently generating approximately 8 MW of gross electrical power. After deducting the “parasitic” load to power the plant, the net power sold by the Thermo No. 1 plant to the City of Anaheim is approximately 6 MW. Both the gross output and the net output of the plant are below the amounts the plant was designed to produce due primarily to mechanical deficiencies of the power generating units, and other factors that may include lower than anticipated resource temperature and flow from certain wells and other inefficiencies that occurred as a result of overall design of the plant. On July 9, 2010, our Board of Directors authorized the solicitation of the sale of the Thermo No. 1 plant, or an interest therein.  We have engaged an investment bank to assist in the sale of the Thermo No. 1 plant and the solicitation process is currently ongoing.  During the sales process, we continue to implement certain remedial steps that do not require significant capital expenditures to improve the electrical output of the plant. However, even if we are able to operate the Thermo No. 1 plant at or near full capacity, the current and expected revenues from the Thermo No. 1 plant are not expected to have a material effect on our liquidity or our needs for additional financing of future projects. Although progress is being made to improve the electrical generating output by the Thermo No. 1 plant significant revenues may not be generated as expected, if at all.  We, and potential purchasers, are considering a repowering of the Thermo No. 1 power plant.

On November 19, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) and Shareholders’ Agreement (“Shareholders’ Agreement” and together with the Purchase Agreement, the “Agreements”) to sell substantially all of our Transportation and Industrial business segment assets to VIA Motors for $2.5 million in cash, the issuance to us of approximately 39% of the issued and outstanding shares of VIA Motors common stock and assumption of certain outstanding liabilities totaling $1.0 million.  Management believes that although we are able to assert significant influence over the operations of VIA Motors, we do not control VIA Motors. The prior operations of the Transportation and Industrial business segment were insignificant to the operations of our company.  Accordingly, we recognize our proportionate share of the net income (loss) of VIA Motors entity in the line item “Equity method loss in VIA Motors, Inc.” and a non-operating gain or loss.

Significant Expenses

We have incurred significant losses since our inception. As of December 31, 2010, we had incurred an accumulated deficit of approximately $215.4 million on cumulative revenues over the past three years of approximately $6.6 million. Our net loss applicable to common stockholders for the years ended December 31, 2010 and 2009 totaled $105.7 million and $20.2 million, respectively.

During the twelve months ended December 31, 2010 our average recurring monthly cash expenditure rate for operations decreased to $1.2 million per month from approximately $1.4 million per month for the twelve months ended December 31, 2009. The decrease was due largely to lower professional services fees and reduced staff levels. We expect that our average monthly cash expenditure rate will increase again in the future as we implement our plans to develop additional geothermal power plants.

For the year ended December 31, 2010, our operating expenses consisted primarily of cost of revenue, general and administrative expenses, power project development expenses, research and development expenses and the impairment of our Thermo No. 1 plant. Cost of revenue for each of the periods presented includes direct costs attributable to our operating geothermal power plant including operation and maintenance expenses such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and certain transmission charges.  On July 9, 2010, we reclassified the Thermo No. 1 plant as held for sale.  In accordance with accounting guidance we ceased recognizing depreciation expense of approximately $0.4 million per year until the plant is sold or reclassified as held for use.  If we reclassify the plant as held for use, the previous unrecognized depreciation will be recorded in that period.  Royalty payments, included in cost of revenue, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenue derived from the associated geothermal rights. Cost of revenue prior to 2009 included the direct labor, materials and overhead expenses required to perform work on research and development subcontracts, which are now complete.

Based on the solicitation process and further evaluation of the performance of the plant, we recognized a decrease in the fair value of the Thermo No. 1 plant to $14.6 million, resulting in an additional impairment of capitalized costs during the fourth quarter of 2010 totaling $15.4 million or $0.17 per share.  We also reviewed our other long-lived assets and recognized an additional impairment of our blue prints that we believe are unlikely to be used in the future totaling $2.1 million or $0.02 per share.

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

Power project development expenses for the years ended December 31, 2010 and 2009 primarily include professional services for mapping, environmental and geological studies and other prospecting costs related to the exploration for geothermal resources. Power project development expenses also include certain legal costs to design the project debt and tax equity financing structure and other operating agreements as well as certain consulting costs relating to project oversight. We expect that our power project development expenses will increase in future periods as we pursue the development of additional power projects and continue to explore for geothermal resources.

Critical Accounting Policies and Estimates

Certain of our accounting policies are particularly important to the understanding of our financial position and results of operations. The application of these policies requires management to use significant judgment to determine the appropriate assumptions to be used in making certain estimates about the effects of matters that are inherently uncertain when reporting financial results. Such estimates are based upon management’s historical experience, the terms of existing contracts, management’s observance of trends in the transportation, industrial and power production industries, information provided by our customers and information available to management from other outside sources, as appropriate. Such policies and estimation procedures have been reviewed with our Audit Committee. We describe specific risks related to these critical accounting policies below. In addition, our significant accounting policies are more fully described in Note 2 of our audited consolidated financial statements set forth in Part II item 8 of this annual report.

Regarding all of our accounting policies, we caution that future results rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	Accounting for geothermal activities

•	Capitalization of costs

•	Derivative financial instruments

•	Revenue recognition

•	Investments

•	Allowance for uncollectible accounts

•	Impairment of long-lived assets (tangible and intangible)

•	Asset retirement obligations

•	Valuation allowance against deferred income taxes

•	Convertible Preferred Stock

•	Equity based compensation

•	Business consolidations

•	Fair value measurements

•	Deferred finance costs

•	U.S. Department of Treasury Grant under Section 1603 of the Recovery Act

•	U.S. Trade and Development Agency Grant

Accounting for Geothermal Energy Activities

Each geothermal power project we develop consists of three phases. During the first phase, the site is identified and evaluated. During the second phase, the power plant, transmission lines and pipelines are constructed and the production and reinjection wells are drilled. The third and final phase is the production phase, during which the power plant is operated over its useful life. We consider “development” to mean the time after initial exploration is complete but before the plant is placed into service and substantially completed. The order in which development activities are conducted may vary depending on the unique characteristics of each site.

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

Well Field Drilling and Plant Construction Phase. We only decide to pursue a project at a site if we determine, with a high degree of confidence, that; (i) the site contains an adequate renewable geothermal resource to support a power plant that will continually produce electricity without any substantial degradation of the heat resource; and (ii) we can effectively transmit and sell the electricity generated at a facility. Once we have made this determination for a site, the project begins the second development phase, which consists of drilling production and reinjection wells, as well as constructing the power plant, transmission lines and pipelines from the well field to the power generating units.

Before drilling and construction can begin, we must obtain the appropriate permits. Permitting costs are capitalized as part of the project costs. We capitalize permitting costs and record them as either well field development-in-progress or construction-in-progress.

After obtaining appropriate permits, we begin to develop the well field for the project by drilling large diameter production holes. In general, these holes are 20 to 22 inches in diameter at the surface and telescope down to between nine (9) and fourteen (14) inches, depending upon the depth of the well and other conditions. Each hole we drill will result in either a production well, a reinjection well, or an unsuccessful well. Production wells and reinjection wells will ultimately be used in the production of electricity at the geothermal power plant. Therefore, drilling costs for production wells and reinjection wells are capitalized. Drilling costs associated with unsuccessful wells are expensed in the period in which we determine they cannot be used in the production of electricity. Once the plant is placed in service, capitalized costs associated with well field development-in-progress are reclassified as geothermal property, plant and equipment and amortized over the estimated useful life of the plant, or 35 years.

Construction of the geothermal power plant, the related transmission lines and the required substation occurs either concurrent with or subsequent to the drilling of the production and reinjection wells. The costs associated with construction of the power plant and related transmission lines are accumulated and capitalized over the construction period. Once the power plant is placed in service, capitalized costs associated with construction-in-progress are reclassified as geothermal property, plant and equipment and depreciated over the estimated useful life of the plant. The estimated useful life of our power plants is estimated to be 35 years.

As part of the financing for a project, we incur costs to obtain a report from an independent engineer verifying the production capacity of the well field. The costs associated with the engineer’s report are expensed as consulting costs and other financing-related costs, such as legal costs, broker fees, and accounting fees are capitalized when incurred.

Although we placed the Thermo No. 1 plant in service in the first quarter of 2009, we experienced certain difficulties in ramping up the production of electricity at the Thermo No. 1 plant to full capacity. In light of these difficulties, we drilled additional new wells and performed certain recompletion work to stimulate and improve the existing wells to increase the output of electrical production at the power plant since we placed the power plant into service. The costs associated with the additional drilling and recompletion work are also capitalized as betterments that increase production and the useful life of the wells as incurred. These costs are amortized over the estimated useful life of our power plants or 35 years. We have made significant judgments with respect to the capitalization of drilling costs. Our financial results could differ if we had made different judgments relating to the capitalization of drilling costs or if management’s judgments prove to be incorrect.

Certain tax incentives are available to us through these renewable energy projects. Some of these tax incentives, such as the Internal Revenue Code Section 45 production tax credit, have “placed in service” deadlines in order to qualify for such incentives. We have incurred and may incur in the future, significant additional costs during this phase in order to meet the placed in service deadline. The current deadline for use of the production tax credit relating to geothermal power plants is December 31, 2013, subject to future extensions. Also refer to discussion of the U.S. Department of Treasury grant under Section 1603 of the Recovery Act below.

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

Capitalization of Costs

Our decision to move forward with the process to drill production and reinjection wells, construct the power plant, transmission lines, and related pipelines for a geothermal power project is based on management’s determination, with a high degree of confidence, that a given site contains adequate renewable geothermal resources to support a plant that will continually produce electricity without any substantial degradation of the heat resource. This determination involves significant management judgment and is based on the information available at the time. Once this determination has been made, we begin to capitalize certain drilling and construction-related costs. During the well field drilling and plant construction phase, we have incurred significant costs to ensure the designed plant is operating at full capacity.  We experienced significant unexpected difficulties during our well field drilling and plant construction phase of the Thermo No. 1 plant that resulted in capitalized well field costs totaling $54.6 million and plant construction costs totaling $68.9 million prior to adjustment for receipt of $33.0 million from our 30% federal grant and related impairments.  Although management’s determination to proceed with well field drilling and plant construction activities and capitalize the related costs is based on a high degree of confidence that a sufficient geothermal resource exists, the information available and the uncertainties associated with potential geothermal resources could later prove our management’s judgments to be incorrect. If management’s judgments with respect to a project prove to be incorrect, we may have to expense significant costs associated with that project that were previously capitalized, which could have a material adverse effect on our results of operations.

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

On July 9, 2010 our Board of Directors authorized the solicitation of the sale of Thermo No. 1 plant, or an interest therein.   Accordingly we have reclassified the Thermo No. 1 plant to asset held for sale.  As a result, we have ceased recording depreciation expense of approximately $0.4 million per year until the plant is sold or reclassified as held for use.  If the Thermo No. 1 plant is reclassified to held for use, the previously unrecorded depreciation expense will be recorded in the period of reclassification.

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants and options to vendors as consideration to perform services or settle outstanding debt. We may also issue warrants as part of a debt or equity placement offering. We do not enter into any derivative contracts for speculative purposes.

Warrants that contain round down or price reset features are subject to classification as liabilities for financial statement purposes. Beginning in 2009, as required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, we began accounting for our warrants with exercise price reset features as liabilities. These liabilities are measured at fair value with the changes in fair value at the end of each period reflected as current period income or loss unless the derivatives qualify as hedges of future cash flows and are accounted for as such. Accordingly, changes to the price per share of our common stock underlying these warrants with round down or price reset features directly impact the fair value computations for these derivative financial instruments.  Thus, any increase in the price per share of our common stock also increases the related liability which would result in a current period loss.  Conversely, any decrease in the price per share of our common stock also decreases the related liability which would result in a current period gain. We utilize the Black-Scholes option pricing model or a Binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants, depending upon the complexity of their contractual terms. In computing the fair value of the warrants liabilities at the end of each period, we use significant judgments with respect to the risk free interest rate, the volatility of our stock prices, and estimated life of the warrants. The effects of these judgments, if proven incorrect, could have a significant negative impact to our financial statements.

On November 19, 2010, we substantially all of our Transportation and Industrial business segment assets for $2.5 million in cash, and the issuance to us of approximately 39% of the common shares of VIA Motors and the assumption of certain obligations related to the Transportation and Industrial business segment of approximately $1.0 million.   Our 39% interest in VIA Motors was subject to pro rata dilution of a maximum of approximately 8% as a result of equity issuances to its employees and directors.  In addition, VIA Motors is obligated to close on not less than $10.0 million of additional equity or equity-linked securities in VIA Motors.  According to the November 2010 agreements, we are entitled to be issued additional shares of VIA Motors common stock as additional contingent consideration due to an anti-dilution feature contained in the agreements which provides that the subsequent issuance of up to $10.0 million of additional equity by VIA Motors shall not dilute our 31% ownership of the common equity in VIA Motors.  Accordingly, since the number of shares that we might receive is not fixed, we recorded the contingent shares receivable as a derivative asset at its fair value on November 19, 2010.  Since there VIA Motors shares of common stock are not tradable on a recognized market, we used an income based discounted cash flow model and computed the fair value on the closing date at approximately $0.6 million.  Since this is a derivative instrument, we are required to record the changes in fair value of the instrument as gains or losses in the respective period.  Since this is recorded as an asset, any increase in the fair value will result in a gain on derivative and, conversely any decreases in the fair value will result in a loss on derivative.  We also believe that the fair value had not changed from the closing date to December 31, 2010.  In computing the fair value of the warrants liabilities at the end of each period, we use significant judgments with respect to the risk free interest rate, the volatility of our stock prices, and estimated life of the warrants. The effects of these judgments, if proven incorrect, could have a significant negative impact to our financial statements.

For further discussion, refer to Note 15. “Warrants” and Note 17. “Fair Value Measurements.”

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin or SAB, No. 104, Revenue Recognition, as amended.

Revenue is primarily generated through the sale of electricity in accordance with power purchase agreements we intend to execute with investor owned utilities and municipalities. In April 2009, we began generating and selling electricity from our Thermo No. 1 plant to the City of Anaheim. Pursuant to our power purchase agreement with the City of Anaheim, we are required to deliver electricity and the related renewable energy credits produced by our Thermo No. 1 power plant. While the electricity is delivered daily, the renewable energy credits are due monthly. Revenue related to the sale of electricity and delivery of the renewable energy credits are recorded based upon electricity output delivered at rates specified under relevant contract terms in accordance with our power purchase agreement. In the State of California, the renewable energy credits cannot be sold separately from the electricity and must be sold under an executed power purchase agreement. In addition, the City of Anaheim has no right of return under the power purchase agreement. Accordingly, the renewable energy credits are not considered to be a separate unit of accounting from the electricity; therefore, we recognize revenue upon delivery of the electricity. During the year ended, December 31, 2010, we sold approximately 47,730 MW of electricity to the City of Anaheim and recognized revenue of $4.2 million, as compared to the sale of approximately 25,200 MW of electricity, and revenue recognition of $2.2 million for the year ended December 31, 2009. Prior to April 2009, we began generating and transmitting nominal quantities of “test” electricity at our Thermo No. 1 plant, however we recognized no revenue from the production of this “test” electricity. The power purchase agreement with the City of Anaheim is exempt from derivative treatment or lease treatment due to the normal sales contract exception. Management has made judgments with respect to the classification of the power purchase agreement with the City of Anaheim as a normal sales contract. The effect of these judgments, if incorrect, could have a negative impact on the revenue recognized in our financial statements.

Pursuant to the Thermo financing agreements’ we agreed to serve as the engineering, procurement and construction contractor (“EPC contractor”) for the Thermo No. 1 plant and guaranteed the completion of the construction of the Thermo No. 1 plant. Accordingly, as EPC contractor, we received intercompany revenues from our Thermo Subsidiary for the completion of certain construction related milestones. In addition, we agreed to serve as the Operations and Management manager (“O&M manager”) for the Thermo No. 1 plant.  Pursuant to the July 2010 forbearance agreement with Prudential, we currently receive intercompany fees from our Thermo Subsidiary of approximately $50,000 per month to manage the operations of the Thermo No. 1 plant.  However, since the Thermo Subsidiary is a consolidated entity, these intercompany revenues and fees are eliminated in consolidation.

Investments

We classify investment securities as either available-for-sale or held-to-maturity. Available-for-sale securities are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. We did not have short-term investments classified as available-for-sale during the years ended December 31, 2010 and 2009, respectively. Accordingly, there was no unrealized gain or loss relating to available-for-sale short-term investments recorded for the years ended December 31, 2010 and 2009, respectively.

Held-to-maturity securities included U.S. Government Strips that had coupon dates and coupon amounts that corresponded with the amount of interest payable for the semi-annual interest payments to the holders of our Convertible Notes through April 2010. The held-to-maturity securities are carried and amortized at cost.   The last of our held-to-maturity securities matured in April 2010 totaling $2.2 million which was used to satisfy the April 2010 semi-annual interest payments of the holders of our Convertible Notes available-for-sale and held-to-maturity securities are assessed for impairment periodically. To determine if the impairment is other-than-temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, and credit rating. For investments that are deemed other-than-temporarily impaired, losses are recorded and payments received on these investments are recorded using the cost recovery method. Since our investments were backed by the United States government and matured without decrease in the stated value of the instrument, we believe that no impairment occurred during 2010 or 2009, respectively. In determining whether there was any impairment of available-for-sale and held-to-maturity securities, we must make judgments relating to the classification of our investments as either available-for-sale or held-to-maturity. If these judgments prove to be incorrect it could have an adverse effect on our results of operations and financial position.

Equity Method Investments

We use the equity method of accounting to account for the operating results of entities over which we have significant influence. Significant influence may be reflected by factors such as our ability to designate one of the three members on the VIA Motors’ board of directors. Under the equity method, we recognize our proportionate share of the net income (loss) of VIA Motors entity in the line item “Equity method loss in VIA Motors, Inc.”  We currently maintain a 31.70% interest in VIA Motors.

Pursuant to the shareholders agreement, the Board of Directors comprises three directors; one designated by us and two designated by the Investor Group. We designed our former director who resigned to accept this position on November 19, 2010.  The Investor Group designed our former Chairman of the Board, who resigned as a Chairman of the Board effective December 3, 2010 and as our director on February 11, 2011.  A supermajority vote of the directors (being a vote of more than 67% of all of the directors) is required for equity issuances except for the additional issuance of up to $10.0 million and all major decisions.  Although two former board members serve on the VIA Motors Board of Directors, since a super majority (unanimous) vote is required for all significant decisions and since VIA Motors operates independently from us, management determined that we have significant influence but do not control VIA Motors.  Accordingly, we account for our ownership in VIA Motors as an equity method investment.  If management’s judgments with respect to recording this transaction as an equity method investment prove to be incorrect, we may have to consolidate the operations of VIA Motors in our financial statements which could have a material adverse effect on our results of operations.  Furthermore, we are unable to control the number of shares that VIA Motors might issue after the $10.0 million financing is complete.  Any future issuance of shares of common stock will dilute our ownership in VIA Motors and reduce percentage of the equity method gain or loss that we are required to report.  Management will continually evaluate our level of influence in VIA Motors operations and if we determine that we no longer have significant influence with regards to VIA Motors, then we will change reporting as an equity method investment to an cost method investment which will be reflected at historical costs with no change due to earnings or loss incurred by the investee.  Conversely, if we make a future determination that we control VIA Motors, then we will be required to consolidate both the financial statements of VIA Motors with the results of our operations in our financial statements.

In addition, the original equity investment in VIA Motors of $2.2 million was reduced by our proportionate share of the loss incurred by VIA Motors for the year ended December 31, 2010 totaling $0.2 million.  The equity investment in VIA Motors will continue to change each period based upon our proportionate share of income or loss until the investment account falls to zero.  Then, after our investment account is zero, our proportionate shares of losses in VIA Motors, if any, will result in reductions of additional paid in capital.

Allowance for Uncollectible Accounts

Contractual rights to future payments associated with trade accounts receivable and notes receivable are evaluated to determine the likelihood of collecting amounts due. The evaluation includes a review of available financial information related to the debtors’ ability to pay, historical payment pattern, security positions, government regulations, most recent communications and an assessment of current economic conditions in determining the net realizable value of our receivables. We also review our allowance for uncollectible accounts in aggregate for adequacy following this assessment. Changes in the customer’s economic environment could reduce our ability to fully collect the receivable. Currently, our only significant customer is the City of Anaheim. Based upon our review of the City of Anaheim’s ability to pay, historical payment pattern and the current economic conditions, we believe that no allowance is necessary relating to the collection of revenue from the City of Anaheim as of December 31, 2010. The accounts receivable balance relating to the City of Anaheim at December 31, 2010 was collected in January 2010. In determining our allowance for doubtful accounts, we made certain judgments with respect to the collectability of our outstanding accounts receivables. If these judgments prove to be incorrect, it could have an adverse effect on our results of operations and financial position.

Impairment of long-lived assets (tangible and intangible)

Administrative equipment is recorded at cost and depreciated on a straight-line basis over estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are recorded at cost and depreciated over the remaining life of the lease.

Costs of internally developing, maintaining or restoring patents and trademarks that are specifically identifiable and have determinate lives are capitalized. The costs of patents are amortized on a straight-line basis over the estimated useful life or 20 years from the date of the first filing. The costs of trademarks are capitalized but not amortized because their useful lives are considered indefinite. On November 19, 2010, we entered into the Purchase Agreement and Shareholders’ Agreement with VIA Motors pursuant to which the VIA Motors purchased certain of our transportation and industrial business segment assets including three of our patents (U.S. Patent No. 6,847,186; 7,117,029; and 7,459,923) and twelve domestic and foreign patents for which we had filed applications.  The carrying cost of the patents purchased on November 19, 2010 totaled $120,800.  VIA Motors also purchased four of our U.S. registered trademarks (U.S Registration No. 3,187,885; 3,765,439; 3,344,993; and 3,344,996) and ten of our domestic and foreign trademark for which we had filed applications.  The carrying cost of the trademarks purchased totaled $152,800.

Costs incurred to acquire our global heat transfer technology license have been capitalized and amortized on a straight-line basis over the estimated useful life of the related patents underlying and accompanying the license, or 11.5 years.

We assess recoverability of our intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate which reflects our average cost of funds. Abandoned intangible assets are expensed in the period abandoned.

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

The carrying value of other long-lived assets such as the well field drilling costs, geothermal power plant, transmission line construction costs, equipment and certain intangible assets is considered impaired in accordance with applicable accounting guidance when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset using a discount rate which reflects our average cost of funds. In connection with performing the impairment analysis for the year ended December 31, 2009, we reduced the cost basis of our Thermo No. 1 plant at December 31, 2009 by the amount of the U.S. Treasury grant we received as reimbursement of the qualified costs incurred to construct the plant on February 19, 2010 totaling $33.0 million.  We also exercised significant judgments including the assumption that our geothermal power plant will produce electricity over 35 years, a power purchase agreement will be renewed after its expiration at or near the then current terms of our current power purchase agreement, the maintenance costs associated with keeping the power generating units in operating condition after expiration of our current maintenance agreement in 10 years will be adjusted downward to reflect our expected internal costs and escalated at the current contracted rates of the current maintenance agreement over the estimated useful life of the plant over 35 years.

During 2010, we continued to encounter difficulties operating the Thermo No. 1 plant at full capacity due primarily to mechanical deficiencies of the power generating units, lower than anticipated well field temperature and flow from certain wells and other inefficiencies that occurred as a result of overall design of the plant.  After taking additional actions to improve the electrical output of the plant and the resource, we determined that the performance of the plant would most likely not achieve originally designed electrical output levels and reviewed the Thermo No. 1 plant for impairment as of June 30, 2010 in accordance with accounting guidance.  We determined that the undiscounted cash flow for the Thermo No. 1 plant operations over its estimated useful life was less than the carrying value of the Thermo No. 1 plant at June 30, 2010.  Accordingly, we estimated the fair value using a discounted cash flow method, assuming a weighted average cost of capital of 11.5% and additional capital costs to remove and install more effective power generating units and determined that the fair value of the Thermo No. 1 plant was $30.1 million, resulting in an impairment of $52.2 million or $0.59 per share.

During the third quarter of 2010, we commenced the solicitation process of the sale of Thermo No. 1plant, or an interest therein.   Since the Thermo No. 1 plant is held for sale, we are required to recognize changes in fair value, net of selling costs, at each balance sheet date.  Since we had not completed the solicitation process, we used a discounted cash flow method using primarily the same assumptions in the June 30, 2010 impairment analysis and determined that the fair value of the Thermo No. 1 plant remained at $30.1 million, net of estimated selling costs at September 30, 2010.  During the fourth quarter of 2010, we had received a significant number of reliable bids to purchase Thermo No. 1 plant.   Based on the solicitation process and further evaluation of the performance of the plant, we recognized a decrease in the fair value of the Thermo No. 1 plant to $14.6 million, resulting in an additional impairment of capitalized costs during the fourth quarter of 2010 totaling $15.4 million or $0.17 per share.  We also reviewed our other long-lived assets and recognized an additional impairment of our blue prints that we believe are unlikely to be used in the future totaling $2.1 million or $0.02 per share. We had to make certain judgments and assumptions in the determination of the fair value of Thermo No. 1 plant and other fixed assets. If these judgments and assumptions prove to be incorrect, it could have a material impact on our results of operations and financial position.

We also performed an impairment analysis for our Lightning Dock project and determined that no impairment had occurred as of December 31, 2010.

Management has exercised significant judgments with respect to our assumptions included in our impairment analysis. If these judgments prove to be incorrect and result in an impairment of our long-lived assets, it could have a material negative impact on our results of operations and financial position.

For further discussion of the impairment of our well costs, refer to Note 4, “Geothermal Property, Plant and Equipment”. We also determined in the second quarter of 2010 that, under current accounting guidance, three of our current wells at our Thermo No. 1 plant should be expensed as non-commercial wells and the capitalized costs of these three wells were included in the overall impairment of $52.2 million.  We will continue to monitor the production levels of our well for future impairment.

Asset Retirement Obligations

We have incurred certain liabilities related to the retirement of assets in connection with drilling wells and constructing the Thermo No. 1 and Lightning Dock plants. These liabilities include our obligations to plug wells upon termination of our operating activities, dismantle geothermal power plants upon cessation of operations and perform certain remedial measures related to the land on which such operations were conducted. When a new liability for an asset retirement obligation is recorded, we capitalize the costs of such liability by increasing the carrying amount of the related power project lease. Such liability is accreted to its future value each period, and the capitalized cost is amortized over the useful life of the related geothermal power plant or 35 years. As of December 31, 2010, the present value of our asset retirement obligations totals $3.1 million. At retirement, we will either settle the obligation for its recorded amount or incur a gain or a loss with respect thereto, as applicable. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, estimated inflation rates, retirement costs and the estimated timing of settling asset retirement obligations.

In accordance with accounting guidance, when estimating the fair value of an asset held for sale, the present value of the future asset retirement obligation is included in the fair value computation. Accordingly, we included approximately $2.7 million in asset retirement costs in the fair value computation of the Thermo No. 1 plant at December 31, 2010.  Management has exercised significant judgments estimating the asset retirement obligation. If these judgments prove to be incorrect, it could have a material negative impact on our results of operations and financial position.

Valuation Allowance Against Deferred Income Taxes

Deferred income tax assets and liabilities are recorded when there is a difference between the financial reporting and tax treatment of financial transactions. We recorded a valuation allowance to offset the entire net deferred tax asset as of December 31, 2010 and 2009, respectively. The valuation allowance was recorded due to the losses incurred and the uncertainties regarding the future taxable income and recoverability of such deferred tax assets. We continually evaluate the estimated recoverability of deferred tax assets. Management has exercised significant judgments estimating the valuation allowance. If these judgments prove to be incorrect and result in recognizing future taxable income and related deferred tax assets which could result from favorable settlements of our short-term debt obligations, it could have a material negative impact on our results of operations and financial position.

Convertible Preferred Stock

On February 3, 2010, we completed an offering of 5,000 shares of Series A-1 Cumulative Convertible Preferred Stock (the “Preferred Stock”). The initial carrying amount of the Preferred Stock issued in February 2010 was at the fair value on the date of issuance, net of closing costs and our issuance costs. As part of the Preferred Stock offering, we issued warrants to purchase up to 14,000 additional shares of the Preferred Stock (the “Fletcher 2010 Preferred Warrants”). The Fletcher 2010 Preferred Warrants have an exercise price of $1,000 per share. On February 3, 2011, 7,000 of the Fletcher 2010 Preferred Warrants to acquire shares of Preferred Stock expired unexercised.  The consideration for the February 2010 sale of the Preferred Stock included a forgiveness of liquidated damages totaling $1.0 million associated with delays in registering the resale of certain shares of common stock previously issued to the purchaser of the Preferred Stock. The Preferred Stock cannot be converted, redeemed or exercised into more than 9.90% of the beneficial ownership of the holder immediately after such conversion, redemption or exercise (the “Maximum Number”) unless the Preferred Stock holder provides us with written notice of its desire to increase the Maximum Number. Upon receipt of the written notice, the Maximum Number would be increased sixty-five days after we receive such notice. The Preferred Stock is subject to conditional redemption features at the sole discretion of the holder resulting in classification as temporary equity until converted or redeemed. The portion of the issuance costs related to the Preferred Stock was netted against the proceeds received. The fair value of the Preferred Stock is accreted through retained earnings to the stated value over the period from the date of issuance to the earliest redemption date.

The Preferred Stock provides for the payment of a stock dividend on a quarterly basis. The stock dividend is recorded as a decrease to retained earnings at fair value of the stock issued at the time of the dividend with the corresponding increase in additional paid in capital. Management made significant judgments with respect to the classification of the Preferred Stock as temporary equity.  If our judgments are proved to be incorrect, it could have a material effect on the results of our operation or financial position.

As we reported in our current report on Form 8-K filed with the SEC on March 16, 2011, the holders of the Preferred Stock and Preferred Stock Warrants issued in connection therewith agreed to surrender the same to us for cancelation in exchange for the issuance to them, respectively, of 51,713,948 shares of our common stock and a warrant to purchase up to 26,564,388 shares of our common stock at an exercise price per share of $0.18612, on a cash only basis.

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

From time to time, we issue shares of common stock, deferred stock units to receive shares of our common stock, stock options to purchase shares of common stock, and warrants containing underlying shares of our common stock as payment for services or purchase of assets to certain service providers, contractors and other non-employees. We record equity compensation for stock, stock options or warrants issued for services based upon the fair value of the instruments on the earlier of the date of a performance commitment agreement or the date when performance is completed. Expense is recognized over the requisite service period of the stock award.

Stock issued for the purchase of assets or settlement of debt is also valued based on the fair value of the stock on the date the stock is issued or required to be issued per the purchase agreement, or the fair value of the assets acquired, whichever is more readily determinable. The assets purchased or the amount of debt settled are recorded based on the more readily determinable fair value of the stock issued or price of the assets acquired or amount of the debt settled. See Note 14. “Convertible Preferred Stock and Common Stock” for more information regarding our stock compensation plans.

Options and warrants granted to employees and contractors are valued by applying the fair value based method to stock-based compensation in each period utilizing the Black-Scholes option pricing model, a generally accepted valuation model for determining the fair value of options. The maximum term of each option is ten years. With respect to stock options granted and warrants issued during the years ended December 31, 2010 and 2009, we computed the fair value using the Black-Scholes option-pricing model.

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

We must undertake significant project financing to complete the geothermal power projects we intend to develop. We anticipate financing our projects through joint ventures, financing of tax benefits by tax equity partners, joint ventures or other methods of equity financing. Whenever we enter into an arrangement with tax equity, joint venture or other equity partners, we evaluate the voting rights of the subsidiary and the noncontrolling holder’s substantive participative and protective rights. We also evaluate the conditions outlined in variable interest entity accounting guidance and determine whether or not the financing arrangement should not be classified as a variable interest entity and whether the subsidiary was properly consolidated for financial statement purposes. In determining whether our subsidiaries should be classified as consolidated entities or variable interest entities, we must make judgments about the voting and other rights contained in subsidiary arrangements and whether the subsidiary is a variable interest and other conditions outlined in variable interest entity accounting guidance. If these judgments prove to be incorrect, it could result in the deconsolidation of our subsidiary and have a material impact on our results of operations and financial position.

Merrill Lynch obtained a noncontrolling interest in the Thermo Subsidiary, which it acquired as part of the original financing arrangements for the Thermo Subsidiary. We evaluated the voting rights and control provisions and determined that the Thermo Subsidiary should be accounted for as a consolidated for financial statement purposes.  Effective December 11, 2009, Merrill Lynch withdrew from the Thermo Subsidiary resulting in Raser becoming the sole partner. Accordingly, we agreed to redeem Merrill Lynch’s equity interest in the Thermo No. 1 plant and entered into a note payable for up to $24.5 million, subject to certain conditions. On February 19, 2010, we received $33.0 million from a federal grant resulting in the principal balance of the note payable being reduced to $20.0 million, subject to certain conditions. As a result of Merrill Lynch’s withdrawal from the partnership, we recorded the difference between the December 11, 2009 noncontrolling interest of $29.2 million and the $20.0 million note payable as additional paid in capital totaling $9.2 million.

 As of December 31, 2009, based upon the redemption of Merrill Lynch’s equity interest in the Thermo Subsidiary, we re-evaluated the conditions outlined in the variable interest entity accounting guidance and determined that the Thermo Subsidiary should still not be classified as variable interest entity under the new financing arrangements and that the Thermo Subsidiary should continue to be consolidated for financial statement purposes.

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

Our Level 1 assets and liabilities primarily include our cash and cash equivalents (including our money market accounts), accounts receivable, notes receivable, interest receivable, accounts payable and accrued liabilities due to the immediate or short-term maturities of these financial instruments. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Our Level 2 assets include our restricted cash certificate of deposit. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through back testing to trade data or confirmation that the pricing service’s significant inputs are observable) or determined through use of valuation methodologies using observable market inputs such as market interest rates. Our Level 3 assets and liabilities include the portion of our asset retirement that is included in our power project leases and related liability, our geothermal property, plant and equipment held for sale and our contingent consideration from VIA Motors.  These are considered non-recurring fair market valuations that are used for the initial measurement of the asset or liability and not adjusted unless an impairment or other significant change in fair value has occurred. Since these fair valuations contain inputs that are not readily observable, we estimate the fair value using discounted cash flow models. The fair value of our asset retirement that is included in our power project leases and related liability, our geothermal property, plant and equipment held for sale and our contingent consideration from VIA Motors were determined by management who based its judgment relating to fair value on discounted cash flow analysis that were developed with the assistance of a third-party valuation consultant.

The following table represents the fair value hierarchy for assets and liabilities measured at fair value at December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$986,170	$0	$0	$986,170
Restricted cash	871,962	77,208	0	949,170
Contingent Consideration from VIA Motors	0	0	639,000	639,000
Geothermal property, plant and equipment (held for sale)	0	0	14,618,138	14,618,138

Total assets	$1,858,132	$77,208	$15,257,138	$17,192,478

Merrill Lynch 2008 Contingent Warrants	$0	$0	$14,229	$14,229
Fletcher 2010 Preferred Warrants	0	0	302,000	302,000
Asset retirement obligations	0	0	3,097,308	3,097,308

Total liabilities	$0	$0	$3,413,537	$3,413,537

The carrying value and estimated fair value of our debt instruments at December 31, 2010 were as follows

	December 31, 2010
	Estimated Fair Value	Carrying Value
Short-term 3.0% secured line of credit	$1,507,000	$1,529,082
Short-term 10.0% amended unsecured line of credit	2,845,000	2,808,301
Short-term 12.0% secured promissory note	1,176,000	1,161,721
Short-term 15.0% promissory note	22,565,000	21,500,000
Short-term 7.00% senior secured note*	6,250,000	10,096,357	*
Long-term 8.00% convertible senior notes	19,800,000	56,106,767
Total liabilities	$54,143,000	$93,202,228

*
Due to the original issue discount, cash proceeds of debt are less than the face value of the debt resulting in an effective interest rate of 9.50% which is greater than the 7.00% stated rate.  The carrying value represents face value of debt without consideration of the amortized original issue discounts as of December 31, 2010 totaling $261,136.

The estimated value of our short-term 3.00% secured line of credit, short-term 10.00% amended unsecured line of credit, short-term 12.00% secured promissory note, short-term 15.00% promissory note, and short-term 9.50% senior secured note was determined by management who based its judgment relating to fair value on discounted cash flow analysis. Our cash flow model utilized the projected cash outflows and a discount rate, which was derived from market and non-market inputs. Our estimate of the value of our short-term 3.00% secured line of credit, short-term 10.00% amended unsecured line of credit, short-term 12.00% secured promissory note, short-term 15.00% promissory note, and short-term 7.00% senior secured note depends on judgments relating to the projected cash flows and discount rate. If these judgments prove to be incorrect, it could have a material effect on our results of operations and financial position.

To estimate the fair value of our long-term 8.00% convertible senior note, we used a market pricing service that estimated the fair value based upon theoretical values based on assumptions that market participants would use to price the convertible notes. In determining the fair value measurements, we must make judgments relating to the level of inputs, and if unobservable, the accepted methodology to be used to estimate the fair value that more clearly represents the transaction.  If these judgments prove to be incorrect, it could have a material negative effect on our results of operations

Deferred Finance Costs

Deferred finance costs are recorded at cost and include costs relating to undertaking debt financing activities. Deferred finance costs are amortized over the life of the maturity of the respective debt and recorded as interest expense. Original issue discounts are recorded as reductions to the related long-term debt for financial statement purposes and accreted up to the face value of the respective debt instrument over the life of the maturity of the respective debt and recorded as interest expense. The fair value of detachable warrants issued with debt financing activities are also recorded as discounts to the related long-term debt for financial statement purposes and accreted upon to the face value of the debt over the life of the maturity of the respective debt based upon the interest method of accounting and recorded as interest expense. Costs associated with equity financings are recorded as a reduction of additional paid in capital. If related financing is not successfully completed, these costs will be expensed in the period when the related financing is determined to be unsuccessful. At December 31, 2010, our deferred finance costs totaled $1.2 million. The acceleration of debt terms or extinguishment of debt related to these financing fees would result in accelerating the recognition of interest expense in the period in which the event occurred.

U.S. Department of Treasury Grant under Section 1603 of the Recovery Act

Pursuant to the Recovery Act, as an owner of a qualified geothermal power plant we elected to receive a grant from the U.S. Treasury Department of up to 30% of certain qualifying construction and drilling costs in lieu of claiming either ITCs or the PTC. The amount of the grant for a qualified geothermal power plant is up to 30% of the cost of qualifying geothermal property placed in service. All or some of the grant is subject to recapture if the property eligible for the grant is sold or otherwise disposed, or ceases to be eligible property within, five years after being placed in service. None of the grant should be included in federal taxable income, but may be included in applicable state taxable income. We qualified for a U.S. Treasury grant (the “Grant”) totaling $33.0 million and submitted our application for the Grant in December 2009. We received the proceeds totaling $33.0 million from the Grant in February 2010.

We elected to reduce the cost basis of our Thermo No. 1 plant by the amount of the grant we received from the U.S. Department of Treasury. Grants under Section 1603 of the Recovery Act on the date the Grant was deemed complete by the U.S. Department of Treasury. An alternative method would be to record the amount received from the grant as a deferred credit and amortize it over the useful life of the Thermo No. 1 plant on a straight-line basis. We elected to reduce the cost basis of our Thermo No. 1 plant because this approach more accurately reflects the reimbursement nature of the grant. Had we elected to amortize a deferred credit over the estimated life of the plant instead of reducing the cost basis of the Thermo No. 1 plant and decreasing the amount of the depreciation, the net effect to net income or loss would be zero. Certain of the capital expenditures that qualified for tax purposes had previously been expensed for book purposes in 2009.  Accordingly, for those capital expenditures that had been previously expensed for book purposes, we recorded a “Gain on Federal Grant” totaling $3.0 million in 2009. Accordingly, we reduced the cost basis of our Thermo No. 1 plant by approximately $30.0 million as of December 31, 2009.  We did not receive a federal grant during the year ended December 31, 2010.

Assets included in the cost basis for the Grant are subject to recapture in the amount of 30% of the qualifying cost of the assets by the U.S. Department of Treasury if the assets are subsequently replaced, sold or otherwise disposed within a five year period after the receipt of the Grant. Accordingly, we record a Loss on Recapture for the amount payable to the U.S. Department of Treasury and the related tax liability.  At December 31, 2010, the qualifying assets subject to recapture primarily related to the replacement of certain temporary piping with permanent piping and the replacement of certain pumps totaling approximately $0.3 million, resulting in a Loss on Recapture of $0.1 million.  The terms and conditions of the Grant include a provision whereby the U.S. Department of Treasury has the right to perform an audit of the Grant.

U.S. Trade and Development Agency Grant

One of our geothermal interests consists of a geothermal concession in Indonesia. We and Indonesia Power submitted a joint application for a U.S. Trade and Development Agency (“USTDA”) grant for an exploration program on the land subject to the concession, and on March 29, 2010, we received notice from the USTDA that we had received a grant of up to $934,000. In April 2010, we signed an agreement with Indonesia Power to be the sole source contractor for the exploration program and began conducting exploration activities. Under the grant, USTDA will reimburse us up to $934,000 which is 70% of the overall estimated costs of $1,343,000 to be incurred for the exploration program. Accordingly, 30%, or $409,000, of the overall costs required as part of the cost matching provision will not be reimbursed. Any costs incurred in excess of $1,343,000 will also not be reimbursed. Since the purpose of the USTDA grant is to reimburse us for current exploration (research and development) related expenditures, we will recognize the amount reimbursable to us as a reduction of current or future related expenses, in the period when the related qualifying expense is recognized. As of December 31, 2010, we had incurred approximately $0.3 million of expenses in connection with the USTDA grant and received payments of $0.2 million.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Revenue	$4,245,710	$2,194,117

Cost of revenue
Direct costs	5,403,112	4,219,913
Depreciation and amortization	1,255,708	2,255,426
Gross margin	(2,413,110)	(4,281,222)

Operating expense
General and administrative	8,265,523	10,169,361
Power project development	6,129,080	9,147,221
Research and development	2,327,818	1,855,858
Impairment of Thermo No. 1 plant and other long-lived assets	54,469,106	—
Total operating expenses	71,191,527	21,172,440

Operating loss	(73,604,637)	(25,453,662)
Interest income	37,586	140,576
Interest expense	(18,983,160)	(11,367,002)
Loss on Thermo No. 1 plant held for sale	(15,408,709)	—
Make-whole fee related to 7.00% senior secured note (non-recourse)	(7,031,703)	—
Gain on the sale of the transportation and industrial business segment	5,345,994	—
Equity method loss in VIA Motors, Inc..	(242,922)	—
Gain on derivative instruments	9,187,437	15,046,026
Gain on federal grant	—	3,048,606
Other	(1,105,712)	(2,312,801)
Loss before income taxes	(101,805,826)	(20,898,257)
Income tax benefit (expense)	—	—
Net loss	(101,805,826)	(20,898,257)
Preferred dividend	(383,888)	—
Deemed dividend – accretion of discount of Series A-1 cumulative convertible preferred stock	(3,524,790)	—
Non-controlling interest in Thermo No. 1 subsidiary	—	688,450
Net loss applicable to common stockholders	(105,714,504)	(20,209,807)
Loss per common share-basic and diluted	$(1.16)	$(0.28)
Weighted average common shares-basic and diluted	91,247,000	70,925,000

Comparison of Years Ended December 31, 2010 and 2009

Revenue

During the year ended December 31, 2010, we recognized revenue totaling $4.2 million compared to revenue of $2.2 million during the same period in 2009. During the second quarter of 2009, we began selling electricity generated by our Thermo No. 1 geothermal power plant to the City of Anaheim. During the year ended December 31, 2010, we generated and sold approximately 47,730 MW hours of electricity compared to 25,200 MW hours of electricity during the same period in 2009.

Cost of revenue. Cost of revenue for the year ended December 31, 2010 totaled $6.7 million compared to $6.5 million for the same period in 2009. The increase in cost of revenue for 2010 was due to the increase sales of electricity from the Thermo No. 1 plant during 2010 as compared to 2009. Cost of revenue for year ended December 31, 2010 includes increases in parasitic load costs of $0.5 million, equipment rental and chemical costs of $0.2 million, maintenance costs for the well field and generating units of $0.6 million and payroll costs due to reassigning responsibilities for certain employees resulting in a change in classification from power project development costs to cost of revenue of approximately $0.5 million as compared to 2009.  These increases were partially offset by decreases in depreciation of $1.0 million due to a reduction of the basis in the Thermo No. l plant by 30% due to receipt of the federal grant in 2009 and an impairment in the fair value of the Thermo No. 1 plant that occurred during the second quarter of 2010 that also reduced the amount of depreciation expense over the estimated useful life of the plant.  Also beginning in the third quarter of 2010, we changed our classification of the Thermo No. 1 plant to “held for sale” which ceases depreciation expense until the asset is either sold or reclassified as an operating asset.  The cost of revenue also decreased as a result of a decrease in our property tax assessment of approximately $0.5 million from the prior year.

Operating Expenses

General and Administrative. General and administrative expenses for the year ended December 31, 2010 decreased approximately $1.9 million to $8.3 million as compared to $10.2 million for 2009. Non-cash employee compensation associated with general and administrative employees decreased $0.8 million to $1.7 million for the year ended December 31, 2010, as compared to $2.5 million for the 2009, primarily as a result of general staff reductions and accounting adjustments for forfeitures and modifications of non-cash compensation awards.  Employment and office related expenses also decreased by approximately $0.4 million to $3.8 million for the year ended December 31, 2010, as compared to 2009, due to timing of our payment of the Delaware franchise tax and recognition of the entire prior year annual expense in the first half of 2009, the costs associated with obtaining a credit rating during the prior year that was not required during the current year and general administrative staff reductions and reductions in related employment costs. Costs for professional services for the year ended December 31, 2010 decreased by $0.6 million, to $2.3 million for the year, primarily as a result of a decrease in printing charges totaling $0.3 million for the distribution of our 2010 Annual Report due to requiring electronic notice and access for the voting at the 2010 Annual Meeting of Stockholders; a decrease in the amortization of deferred professional fees from our Convertible Notes totaling $0.1 million and a decrease of legal and accounting fees totaling $0.1 million due primarily to achieving efficiencies in our operations. We also incurred increased executive search fees for our new CEO and CFO totaling $0.2 million during 2010 which were partially offset by decreased fees paid to some of our Board of Directors for special projects performed in the prior year and totaling $0.1 million.

Power Project Developments. Power project development expenses during the year ended December 31, 2010 totaled $6.1 million compared to $9.1 million for 2009.  During 2010, professional services increased by approximately $0.1 million due primarily to consulting costs to proceed with the well field development of our Lightning Dock project.  This increase was partially offset by a decrease in employment related costs of approximately $1.2 million due primarily to a difference in the classification of employment and direct consulting costs from power project development costs to cost of revenues beginning in the second quarter of 2009. The change in classification resulted from the Thermo No.1 plant beginning operations in the second quarter of 2009. We also reduced staff levels in the third quarter of 2010 to more effectively focus on the development of Thermo No. 1 and Lightning Dock projects.  Equity based non-cash employee compensation associated with power project development employees decreased for 2010 by approximately $0.4 million primarily due to accounting adjustments for forfeitures and modifications of non-cash compensation awards as compared to 2009. Operating costs increased during the year ended December 31, 2010 as compared to 2009, primarily due to exploratory costs for re-drilling and testing well #55-7 at our Lightning Dock project totaling $1.1 million.   Property related costs decreased $0.6 million due primarily to completion of reworking previously expensed wells at the Thermo No. 1 plant.  Other operating costs for the year ended December 31, 2010 decreased by approximately $1.9 million as compared to for the year ended December 31, 2009. The decrease was due primarily to a cancellation fee related to a deposit refund from PWPS in 2009 totaling $1.5 million and decreases in bad debt expense and loss on disposal of assets that occurred in 2009 that did not occur in 2010 totaling $0.4 million.

Research and Development . Research and Development expense increased from $1.9 million in the year ended December 31, 2009 to $2.3 million for 2010. Equity based non-cash employee compensation associated with research and development employees decreased by $0.1 million during the year ended December 31, 2010, as compared to 2009. This was due primarily to decreased headcount in 2010 as a result of our decision to reduce research and development activities at our design center, the sale in November 2010 of our Transportation and Industrial business segment to VIA Motors which resulted in the termination of all of our research and development staff and accounting adjustments for forfeitures and modifications of non-cash compensation awards.  Although we reduced employment levels at the design center, we hired additional employees in 2010 with experience in the automotive industry to assist with development of a PHEV mid-sized truck demonstration vehicle for fleet sales. Accordingly, cash based employee compensation associated with research and development employees increased slightly by approximately $0.1 million.  Costs for professional services increased by $0.6 million during the year ended December 31, 2010 compared to 2009 due primarily to the professional services related to the initial stages of our development of a PHEV mid-sized truck demonstration vehicle totaling $0.8 million which was partially offset by the completion of the documentation surrounding the development and testing of our PHEV Hummer demonstration vehicle which resulted in our collaborative partner agreeing to reimburse us certain costs in accordance with the project agreement totaling $0.3 million. The portion of engineering expenses relating to testing of materials decreased by $0.1 million during the year ended December 31, 2010 compared to 2009 due primarily to a reduction in parts used for testing on the PHEV Hummer demonstration vehicle.

Impairment of Thermo No. 1Plant and Other Long-Lived Assets. Impairment of Thermo No. 1 Plant and other long-lived assets expense increased $54.4 million during the year ended December 31, 2010 as compared to the same period of 2009. After taking additional actions to improve the electrical output of the plant and the resource, we determined that the performance of the plant would most likely not achieve originally designed electrical output levels.  After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. As a result of our evaluation, we recognized an impairment of the Thermo No. 1 plant and expensed $52.2 million of capitalized costs during the second quarter of 2010. During the third quarter of 2010 we commenced the solicitation process of the sale of the Thermo No. 1 plant, or an interest therein. Since the Thermo No. 1 plant is held for sale, we are required to recognize changes in fair value, net of selling costs, at each balance sheet date.  Based on the solicitation process and further evaluation of the performance of the plant, we recognized a decrease in the fair value of the Thermo No. 1 plant to $14.6 million, resulting in an additional impairment of capitalized costs during the fourth quarter of 2010 totaling $15.4 million.

In addition, as part of our periodic review of long-lived assets for impairment, management reviewed the capitalized costs associated with the current blue prints designed for future projects.  These blue prints were designed based upon the specifications using UTC Purecycle power generating units.  Based upon our experience with these power generating units at the Thermo No. 1 plant, management has concluded that we are not inclined to install this type of power generating units at our future plants at this time and that the blue prints will have to be significantly revised for future projects.  Accordingly, management concluded that the previously capitalized costs of the blue prints not related to the Thermo No. 1 plant totaling $2.1 million should be expensed as of December 31, 2010.

Interest and Other Income.

Interest income for the year ended December 31, 2010 was comparable to 2009. Interest expense during the year ended December 31, 2010 increased $7.6 million to $19.0 million, as compared to $11.4 million for 2009.  This increase is primarily due to our required buy-down and make-whole payment that resulted from being unable to operate the Thermo No. 1 plant at designed capacity by July 9, 2010.  As a result, on July 9, 2010, we paid $27.0 million to the debt holder of the 7.00% senior secured note (non-recourse) to reduce the outstanding principal and interest balance of the note by approximately $20.0 million and to settle the agreed upon make-whole amount of approximately $7.0 million.   Accordingly, the unamortized deferred finance fees associated with the issuance of the 7.00% senior secured note were also expensed proportionately to the decrease in principal balance of the related note totaling $6.1 million.  Gain on derivative decreased $5.9 million for the year ended December 30, 2010 compared to 2009 due primarily to the fair values of our derivative instruments declined at a lower rate than in 2009.

Two significant events relating to our warrant liabilities included Fletcher International, Ltd. (“Fletcher”) exercising the remaining 6.8 million shares of the warrant that we issued to Fletcher in 2008 on April 1, 2010 totaling $2.8 million. Accordingly, the fair value of those warrants are no longer classified as liabilities In addition, although the Fletcher 2010 Preferred Warrants were classified as liabilities with an initial fair value of $4.5 million, the fair value decreased by approximately $4.2 million to $0.3 million by December 31, 2010.  Gain on Treasury Grant decreased by approximately $3.0 million due primarily to recognizing the gain in 2009 that did not occur in 2010. The fair value of our Thermo No. 1 plant held for sale also decreased by approximately $15.4 million resulting in an additional loss during the fourth quarter of 2010.  Furthermore, On November 19, 2010, we sold substantially all of our Transportation and Industrial business segment assets to VIA Motors for $2.5 million in cash, the assumption of certain liabilities totaling $ 1.0 million and the issuance to us of approximately 39% of the shares of VIA Motors common stock.   As a result of selling our Transportation and Industrial business segment, we recorded a gain of $5.3 million. We also recorded an equity method loss in VIA Motor totaling $0.2 million for our proportionate share of its losses for the year ended December 31, 2010.

Non-controlling Interest.

Non-controlling interest decreased by $0.7 million during the year ended December 31, 2010 compared to 2009. The decrease resulted from the withdrawal of Merrill Lynch as Class A Member from the Thermo Subsidiary and the redemption of its interest in the Thermo Subsidiary in connection with amendments to the Thermo No. 1 financing arrangements in December 2009. As a result, we own 100% of the Thermo Subsidiary thereby eliminating the non-controlling interest.

Preferred Stock Dividends.

During the year ended December 31, 2010, we sold 5,000 shares of our Preferred Stock and paid four dividends to the holder of the Preferred Stock in shares of our common stock during the year ended December 31, 2010 totaling $0.4 million. We also recorded a deemed dividend relating to the accretion of the discount of the Preferred Stock totaling $3.5 million. No Preferred Stock dividends or deemed dividends were recorded for 2009.

Inflation

We believe that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

Cash, Cash Equivalents and Restricted Cash	December 31, 2010	December 31, 2009
Cash	$986,170	$30,135
Money Market Account	—	11,647
Total	986,170	$41,782

Restricted Cash	949,170	9,151,691
Restricted Marketable Securities	—	2,191,339
Total	$949,170	$11,343,030

At December 31, 2010, we had approximately $1.0 million in cash and cash equivalents. Our operating activities used approximately $26.8 million and $23.5 million of cash during the years ended December 31, 2010 and 2009, respectively. We have incurred substantial losses since inception, and we are not operating at cash breakeven.

Of our restricted cash balance of $1.0 million at December 31, 2010 approximately $0.5 million is expected to be used for the operations of the Thermo No. 1 plant and related expenses. $0.3 million has been restricted for use in the development of the well field at the Lightning Dock project site.  $0.1 million has been invested in a certificate of deposit for the sole purpose of covering the credit limit of our corporate credit card to minimize the credit risk to our bank. Another $0.1 million has been invested into a restricted money market account for the purpose of securing the cost of drilling bonds required by our Lightning Dock project in New Mexico.

At December 31, 2010, we had approximately $11.2 million in accounts payable and accrued expenses, which reflects a decrease in accounts payable and accrued expenses of approximately $5.4 million from 2009. The decrease in accounts payable and accrued expenses during the year was due primarily to the normal payments of outstanding vendor payables totaling $4.0 million, the forgiveness of liquidated damages of $0.1 million by Fletcher, as described above, and the issuance of common stock to three vendors to settle outstanding payables totaling $0.3 million. In addition, on November 10, 2010, we completed the sale of our Transportation and Industrial business segment to VIA Motors for $2.5 million in cash, the issuance to us of approximately 39% of the issued and outstanding shares of VIA Motors common stock and assumption of certain outstanding liabilities totaling $1.0 million.

Approximately $4.3 million of the $11.2 million of accounts payable and accrued expenses represents the disputed remaining balance potentially owed to PWPS for power generating units purchased for our Thermo No. 1 plant.  The amount potentially owed to PWPS was to be paid upon successful completion of tests to be performed on the units which did not occur. We advised PWPS that because the generating units supplied by PWPS have failed to perform to specification, we are entitled to retain the entire amount owed to PWPS. This has been disputed by PWPS and us and PWPS continue to engage in discussions intended to resolve this outstanding amount. The remaining balance of our accounts payable and accrued expenses is for amounts owed for well field development, other equipment and construction costs for the Thermo No. 1 plant and for general and administrative costs.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of December 31, 2010, we had approximately $1.0 in cash and cash equivalents on hand and restricted cash of approximately $1.0 million and accounts payable and accrued liabilities of $11.2 million. Cash used in operations totaled approximately $26.8 million and $23.5 million for the years ended December 31, 2010 and 2009, respectively. Our accumulated deficit at December 31, 2010 totaled $215.4 million. We have incurred substantial losses since inception, and we are not operating at cash breakeven.

Our ability to secure liquidity in the form of additional financing or otherwise is crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations to meet our immediate debt service and other obligations regarding our indebtedness and capital expenditures for the foreseeable future. We have incurred losses since inception and we are not operating at cash flow breakeven. Our cash balance at year end is not sufficient to fully fund our business plan or to satisfy our cash requirements for normal operations, to meet our immediate debt service and other obligations regarding our indebtedness or our anticipated development activities over the next twelve months. In view of our capital requirements, current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we intend to explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale or merger of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company.

Our independent registered public accounting firm’s report on our financial statements expresses doubt about our ability to continue as a going concern. The report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to our significant losses, the use of significant cash in operations, and the lack of sufficient capital, as of the date the report was issued, to support our business plan through the end of 2011 or later.

We are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts as well as our general and administrative expenses and interest expenses. Until we are in a position to generate significant revenues, we will need to continue to raise additional funds to continue operating as a going concern. We may seek this additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through government funding from grants, loan guarantees and private activity bonds, joint ventures, the sale of one or more of our projects or interests therein, entry into pre-paid power purchase agreements with utilities or municipalities, or a merger and/or other transaction, a consequence of which could include the sale or issuance of stock to third parties. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may need to curtail or cease operations, modify our current plans for plant construction, well field development and other development activities, or extend the time frame over which these activities will take place.

Recent Financing Activities

In February 2010, we completed an offering of 5,000 shares of Preferred Stock at a negotiated price of $1,000 per share for a total purchase price of $5,000,000, and the Preferred Warrant to purchase an additional 14,000 shares of Preferred Stock. These securities were purchased by Fletcher.  The net proceeds to the Company from the sale of the Preferred Stock, after deducting the underwriter fees of $250,000, were approximately $4.75 million. The holder of the Preferred Stock is entitled to a quarterly dividend payable in cash or shares of our common stock at an annual rate equal to LIBOR plus eight (8) percent, but in no event higher than 14%, subject to adjustment. Each share of Preferred Stock is convertible into shares of our common stock at a price of $5.00 per share. The holders of the Preferred Stock may also redeem the shares of Preferred Stock at the earlier of July 28, 2010 or the date on which the Daily Market Price (as defined in the Certificate of Rights and Privileges) exceeds $2.00 per share. The redemption price is the greater of (a) $1.2277 per share and (b) 120% of the Prevailing Market Price (as defined in the Certificate of Rights and Privileges), subject to certain adjustments. As consideration for acting as underwriter in the Preferred Stock transaction with Fletcher, we paid to CapStone underwriter fees of $250,000 and issued to Capstone a warrant (the “Private Underwriter Warrant”) to purchase 171,568 shares of our common stock, at an exercise price of $1.275 per share. The Private Underwriter Warrant is exercisable at the option of the holder for a period of five years commencing 181 days after the issue date of the Private Underwriter Warrant.

On March 16, 2011, we entered into a Settlement Agreement (the “Settlement Agreement”) with Fletcher International, Ltd. (“Fletcher”), an affiliate of Fletcher Asset Management, Inc. (“FAM”), and The Fletcher Fund, L.P. (“FFLP”) (collectively, the “Fletcher Parties”).  Pursuant to the Settlement Agreement the Fletcher Parties agreed to cancel and deliver to us the Fletcher 2008 Warrant, the Fletcher 2010 Preferred Warrant and the Preferred Stock and release any and all claims against us that may have arisen prior to March 16, 2011 under the Fletcher 2008 Warrant, the Fletcher 2010 Preferred Warrant and the Preferred Stock and related agreements.  As consideration for entering into the Settlement Agreement, we agreed to issue to Fletcher, as and when requested by Fletcher 51,713,948 shares of our common stock (the “Settlement Stock”), of which 10,808,730 shares were issued to Fletcher on the March 16, 2011.  Concurrent with the issuance of the Settlement Stock, we also issued to FFLP a warrant to purchase up to 26,864,388 shares of our common stock (the “Settlement Warrant”) at an exercise price of $0.18612 per share.  The Settlement Warrants are exercisable for cash only and expires on March 16, 2020.  The fair value of the Settlement Warrants on the closing date totaled approximately $4.0 million.

The Settlement Stock and common stock issuable under the Settlement Warrant were registered pursuant to our Registration Statement on Form S-3 (Registration No. 333-159649), and are subject to the limitation that the number of shares of common stock beneficially owned (calculated in accordance with Rule 13d-3 promulgated under the Exchange Act) by FFLP and Fletcher, collectively, would not exceed 9.9% (as the same may be adjusted or increased pursuant to the terms of the Settlement Warrant), determined after giving effect to any such issuance. Pursuant to the Settlement Agreement, Settlement Stock and Settlement Warrants, there are no accompanying liquidated damages for failure to maintain our Registration Statement continuously effective.

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

On October 27, 2010, we entered into a Letter Agreement among the Company, Evergreen Clean Energy, LLC (“Evergreen”), and Raser Power Systems, LLC (“Raser Power”) (the “Evergreen Letter Agreement”). Pursuant to the Evergreen Letter Agreement, Evergreen agreed to advance us certain funds from time to time, including an initial advance of $1,150,000 on October 28, 2010. As additional consideration for the Evergreen Letter Agreement, the Company and Raser Power agreed not to solicit new potential purchasers for the purchase of any interests in the Thermo No. 1 plant on or before November 30, 2010, and agreed to pay a break-up fee in certain circumstances.  Our obligation to repay the initial advance of $1,150,000 was made pursuant to a Secured Promissory Note, dated October 28, 2010, issued by us to Evergreen (the “Evergreen Secured Promissory Note” and, together with the Evergreen Letter Agreement, the “Evergreen Loan Agreements”).  The terms of the Evergreen Loan Agreements allow for us to receive advances from Evergreen in one or more loans for up to $2,500,000.  Principal and accrued interest on all loans is payable to Evergreen on the earlier of June 30, 2011 or the date on which we close a transaction for the sale of Thermo No. 1 (the “Maturity Date”).  The loans bear interest at the rate of twelve percent (12%) per annum or, with respect to any amounts not paid to Evergreen by the Maturity Date, at the rate of eighteen percent (18%) per annum. Our obligations under the Evergreen Loan Agreements are secured by a first priority security interest in, and lien on all of our right, title, and interest in our Alvord prospect (formerly the Borax Lake prospect) located in Harney County, Oregon and certain transformer equipment

On March 15 2011, we entered into an Asset Purchase Agreement (the “Oksi Purchase Agreement”) by and among Oski Energy LLC (“Oski”), Silver State Geothermal LLC, a wholly owned subsidiary of Oski (the “Buyer”), Raser Power Systems, LLC and Devil’s Canyon Geothermal No. 1 SV-03, LLC.  Pursuant to the Oski Purchase Agreement, we sold to the Buyer three geothermal leases located on private lands in Nevada, one geothermal lease located on public BLM lands in Nevada with an aggregate total of 1,595 acres and approximately 100 acre feet of water rights representing all of our water rights owned in Nevada for a purchase price of $271,000.  The geothermal leases and water right that we sold were located in our Devil’s Canyon Project area.  Under the Purchase Agreement, the Buyer is entitled to withhold $71,000 until the lease and water rights assignments are fully executed.  The aggregate net carrying value of the geothermal leases and water rights sold totaled $145,700.

Under the Oski Purchase Agreement, the Buyer granted to us an irrevocable right and option to purchase no less than a 25% membership interest up to a 50% membership interest in the Buyer (the “Development Option”) exercisable at our sole discretion on or after September 15, 2012 until December 15, 2013.  The Development Option shall terminate unexercised effective upon a sale, merger, or other fundamental transaction of the Buyer in which all of the Buyer’s assets are sold and we have declined to exercise our right of first refusal and upon the termination date of December 15, 2013.  Furthermore, pursuant to the Oski Purchase Agreement, if we obtain project financing prior to exercising our Development Option, the purchase price of the membership interest in the Buyer shall equal the fair value based upon a qualified third party appraisal.  If we are unable to obtain project financing, the purchase price of the membership interest in the Buyer shall equal the total capital contribution by Oski plus 35%, multiplied by the percentage of membership interests that are purchased. Oski may at any time buyout the Development Option for $813,000.

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

Current Commitments

As part of our geothermal power project development efforts, we have made a variety of financial commitments. Currently, our most significant financial commitments relate to our obligations under our purchase agreements with PWPS and other vendors. These purchase agreements allow us to order and purchase generating units, transformers, pumps, cooling towers, transmission lines, power substations, fire safety equipment and other major electronic components for use in our geothermal power plants. We purchased and installed fifty power generating units at our Thermo No. 1 power plant in accordance with an amended purchase agreement with Pratt Whitney Power Systems (“PWPS).  Pursuant to the amended purchase agreement, we retained approximately $4.3 million of the purchase price of the power generating units pending successful completion of the Thermo No. 1 plant.  We are allowed to keep the retained portion of the purchase price as a liquidated damages payment if certain performance conditions related to the generating units are not met. As of December 31, 2010, the Thermo No. 1 plant was generating below targeted levels and had not achieved successful completion. As a result, we believe we may be entitled to keep the retained portion of the purchase price as liquidated damages. However, PWPS disputes our claim to the retained portion of the purchase price. Our ability to keep any portion of the retained amount will depend upon the resolution of the dispute with PWPS. Accordingly, we have recorded the $4.3 million in our accrued liabilities until the dispute is settled.  Our equipment purchase obligations are recorded as liabilities when the equipment is received by us or the risk of loss has been legally transferred to us.

The purchase obligations relating to our amended agreements with PWPS includes both the $4.3 million retainer and amounts related to the accompanying 10-year maintenance agreement expiring in 2018.  As of December 31, 2010, we are obligated to pay PWPS under the amended agreements and maintenance agreement $5.2 million in 2011; $1.0 million in 2012; and $1.0 million in 2013.  In 2014, the PWPS maintenance fees increase due to the amortization of additional upgrade maintenance which is scheduled each five years.  However, under the amended agreements with PWPS, we may elect, at our sole option, to enter into negotiations with PWPS to determine a mutually acceptable adjustment (either upwards or downwards) to the annual payment after 2013. If either party does not agree on a mutually acceptable adjustment, then either party may terminate the agreement without penalty.  Accordingly, the amounts presented as purchase obligations exclude amounts payable to PWPS that may be terminated by us at that time without penalty in years six through ten totaling an aggregate of $8.6 million.

See discussion of additional contractual obligations and commitments below.

USTDA Grant

One of our geothermal interests consists of a geothermal concession in Indonesia. We and Indonesia Power submitted a joint application for a U.S. Trade and Development Agency (“USTDA”) grant for an exploration program on the land subject to the concession, and on March 29, 2010, we received notice from the USTDA that we had received a grant of up to $934,000. In April 2010, we signed an agreement with Indonesia Power to be the sole source contractor for the exploration program and began conducting exploration activities. Under the grant, USTDA will reimburse us up to $934,000 which is 70% of the overall estimated costs of $1,343,000 to be incurred for the exploration program. Accordingly, 30%, or $409,000, of the overall costs required as part of the cost matching provision will not be reimbursed. Any costs incurred in excess of $1,343,000 will also not be reimbursed. Since the purpose of the USTDA grant is to reimburse us for current exploration (research and development) related expenditures, we will recognize the amount reimbursable to us as a reduction of current or future related expenses, in the period when the related qualifying expense is recognized. As of December 31, 2010, we had incurred approximately $0.3 million of expenses in connection with the USTDA grant and received the first payment of $0.2 million.

Project Financing

We will need to finance each of the geothermal power plants we develop on a project by project basis. We previously entered into a Commitment Letter with Merrill Lynch to finance up to 155 MW of future projects.   Although Merrill Lynch provided financing for the construction of our Thermo No. 1 plant in accordance with this Commitment Letter, the remaining obligation under the Commitment Letter was subsequently terminated.

The Thermo Financing

On August 31, 2008 we finalized the Thermo Financing Agreements that provided debt and equity financing for the Thermo No. 1 plant. The Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 plant after an original issue discount of approximately $5.0 million at a fixed annual interest rate of 7.00%.  The debt instrument was subsequently assigned to Prudential. Under the Thermo Financing Agreements, approximately $24.5 million of tax equity capital for the tax benefits associated with the Thermo No. 1 plant was provided to the Thermo Subsidiary by our tax equity partner, Merrill Lynch.

Under the Thermo Financing Agreements, Merrill Lynch was entitled to receive 99% of all residual cash flows from the Thermo No. 1 plant after paying all expenses and debt service until the date that Merrill Lynch achieved its target rate of return (the “Flip Date”). After the Flip Date, Merrill Lynch was entitled to receive 5% of the residual cash flows for the remaining useful life of the Thermo No. 1 plant. In connection with the Thermo Financing Agreements and the Thermo No. 1 plant financing, we and our affiliates also entered into certain other ancillary agreements, including a Pledge Agreement with Deutsche Bank, acting as the Collateral Agent, to secure payment and performance under the Credit Agreement. The Pledge Agreement granted Deutsche Bank a continuing security interest in and lien on certain membership interests or other interests in the Thermo No. 1 plant. We also entered into a Guaranty Agreement in favor of the Thermo No. 1 plant and Merrill Lynch, pursuant to which we guaranteed certain obligations of certain parties to the Thermo Financing Agreements.

Under the Thermo Financing Agreement, the Thermo No. 1 plant was initially required to achieve “Final Completion” (as defined in the Thermo Financing Agreements) by June 30, 2009.  After the Recovery Act was passed in February of 2009, it became apparent that the Thermo Subsidiary would benefit from taking advantage of a U.S. Department of Treasury renewable energy grant under Section 1603 of the Recovery Act to receive a reimbursement of 30% of qualified capital costs in lieu of ITCs and PTCs offered under the Internal Revenue Code (the “Grant”).  At the same time, we were working on increasing the output of the Thermo No. 1 plant and were not in a position to achieve Final Completion by the June 30, 2009 or other subsequent deadline extensions that were mutually agreed to by Merrill Lynch, Prudential and us through July 9, 2010.  In December of 2009, prior to achieving the requirements for the Flip Date, we completed negotiations with the Thermo No. 1 financing partners, Prudential and Merrill Lynch, and entered into several amendments to the Thermo Financing Agreements (the “Restructuring Amendments”).

On December 4, 2009, pursuant to the Restructuring Amendments, the original Limited Liability Company Agreement was amended to enable the Thermo Subsidiary to apply for the Grant. As part of the Restructuring Amendments, the Thermo Subsidiary and Merrill Lynch entered into a Redemption Agreement pursuant to which Merrill Lynch withdrew from the Thermo Subsidiary. The redemption of Merrill Lynch’s interest was effective on December 11, 2009. According to a promissory note given by our Thermo Subsidiary to Merrill Lynch (the “Merrill Lynch Note”), the amount to be paid to Merrill Lynch for the redemption (the “Redemption Amount”) is $20.0 million, plus interest at 10% per annum due on June 30, 2011.  Under the Merrill Lynch Note, Merrill Lynch only had recourse against the Thermo Subsidiary for payment after Prudential is paid in full.  Otherwise, Merrill Lynch only has recourse against Raser.

The Merrill Lynch Note gives Merrill Lynch rights to certain assets currently securing Prudential’s debt which may only be released from Prudential upon payment in full of the Prudential debt.

In December 2009, we submitted the Grant application to the Department of Treasury for reimbursement of 30% of our qualifying capitalized costs totaling $33.0 million.  In February 2010, we received the $33.0 million and amended the Restructuring Amendments to release $3.8 million from the Thermo escrow account to us. The remaining proceeds received from the Grant were placed into an escrow account to be paid out upon the Thermo No. 1 plant achieving Final Completion on or about July 9, 2010.  Unfortunately, the Thermo No. 1 plant failed to generate sufficient output to achieve Final Completion by July 9, 2010.  Accordingly, in July 2010, The Thermo Financing Agreements were amended again through a Forbearance Agreement with Prudential and Deutsche Bank Trust Company Americas, as Administrative Agent, and us (the “Forbearance Agreement”).  Under the Forbearance Agreement, the restrictive nature of the Thermo Subsidiary restricted cash accounts changed from being restricted for the purposes of drilling and constructing the plant to being restricted for the purposes of paying for plant operations.  In addition, $27.0 million was paid out of the Thermo Subsidiary escrow account to Prudential as holders of the 7.0% senior secured note.  This amount includes a principal reduction of $20.0 million of our debt and a make-whole fee for non-performance of $7.0 million.  After providing for this payment to Prudential, approximately $3.0 million remained in the Thermo Subsidiary escrow account to be used for the operation of the Thermo No. 1 plant and other related expenses.  As a result of not achieving Final Completion by the specified date and as a result of payments to the Thermo Lenders in accordance with the Forbearance Agreement the funds in the project escrow accounts were insufficient to pay any amounts to Merrill Lynch, therefore we and certain of our subsidiaries, instead of the Thermo Subsidiary, became obligated to pay the $20.0 million owed to Merrill Lynch to settle the prior redemption of its interest in the Thermo No. 1 subsidiary on or before June 30, 2011.

On July 9, 2010 in conjunction with the execution of the Forbearance Agreement, our Board of Directors authorized the solicitation of the sale of the Thermo Subsidiary, including the Thermo No. 1 plant, or an interest therein.  We have engaged an investment bank to assist in the sale of the Thermo Subsidiary and the solicitation process is currently ongoing. Accordingly, we have reclassified the Thermo No. 1 plant to asset held for sale.  Pursuant to the Forbearance Agreement, Prudential was entitled to receive 50% of the proceeds of such a sale up to a maximum of $6.0 million plus the expenses of the administrative lender and agents for full satisfaction of all amounts owed to them on or before June 30, 2011.

In October 2010, we amended the Forbearance Agreement and $1.1 million of the Thermo Subsidiary escrow funds were released to us.  Pursuant to the amendment, the proceeds Prudential was entitled to receive from the sale of the Thermo Subsidiary, or interest therein increased to 50% of the proceeds of such sale up to a maximum of $6.25 million plus the expenses of the administrative lender and agents for full satisfaction of all amounts owed to them on or before February 1, 2011. On January 31, 2011, we amended the Forbearance Agreement again to increase the amount of proceeds Prudential is entitled to receive from the sale of the Thermo Subsidiary, or interest therein, to 60% of the proceeds of such sale up to a maximum of $6.75 million plus the expenses of the administrative lender and agents for full satisfaction of all amounts owed to them on or before March 15, 2011.  However, as provided in the amended Forbearance Agreement we provided the lenders with a letter of intent (that does not contain a financing or similar contingency) with respect to the sale of Thermo No. 1 or other transaction that will result in the lenders receiving a cash of up to $6.75 million which automatically extended the maturity date to April 15, 2011.

If the Additional Payment is not paid prior to April 15, 2011, then the Thermo No. 1 project would be obligated for the full payment of the original principal amount of $9.8 million, plus accrued interest at a rate of 7.0% per annum. Although this deficiency would be an obligation of our Thermo Subsidiary, the Thermo Lenders could potentially bring a claim under the Guaranty Agreement or EPC Agreement against us as described below.

The Thermo Financing Agreements include a guaranty (the “Guaranty Agreement”). Under the Guaranty Agreement, we guaranteed the full payment of any drilling costs in excess of the original drilling account escrow of $5.7 million that may be required since we did not achieve Final Completion (as defined in the Thermo Financing Agreements, as amended) by July 9, 2010.  Through December 31, 2010, we had contributed an additional $16.4 million to the drilling account escrow for completion of the well field subsequent to entering into the Thermo Financing Agreements.

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

Lightning Dock Financing

On October 1, 2010, we entered into the Evergreen-FE Letter Agreement with Evergreen-FE, Los Lobos Renewable Power, LLC, Raser Power Systems LLC and Lightning Dock. In connection with the Evergreen-FE Letter Agreement, Evergreen-FE committed to loan certain funds to Lightning Dock pursuant to the Lightning Dock Secured Promissory Note.  Lightning Dock’s obligations under the Secured Promissory Note are secured by a portion of our power plant equipment to be used in the construction of the Lightning Dock power plant pursuant to the Lightning Dock Security Agreement between Lightning Dock and Evergreen-FE.  The terms of the Lightning Dock Secured Promissory Note state that interest accrues at a rate of 0.25% per month on any amounts that are loaned to Lightning Dock prior to the Secured Promissory Note's maturity date of November 30, 2010 (the "Maturity Date"). After the Maturity Date, interest accrues on any amounts that remain outstanding at a rate of 0.83% per month.  The carrying value of the equipment secured under this Security Agreement at December 31, 2010 totaled $3.6 million.  As of April 15, 2011, we have borrowed approximately $3.5 million under the Letter Agreement.

It is anticipated that Lightning Dock will receive short-term loans under the Lightning Dock Secured Promissory Note from Evergreen-FE to allow Lightning Dock to continue the initial development of the Lightning Dock geothermal power project. While these resource development efforts continue, we, Lightning Dock and Evergreen-FE intend to negotiate the substantive terms of the Proposed Equity Investment of approximately $15.3 million by Evergreen-FE in Lightning Dock. The Proposed Equity Investment would represent an initial 51% interest in Lightning Dock (converting to a 50% interest at completion), and such funds would be used to finance a portion of the development and operation of the Lightning Dock geothermal power project.

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

 Consolidated Statements of Cash Flows

Operating Activities. Cash consumed by operating activities for the year ended December 31, 2010 was $26.8 million and consisted primarily of a net loss of approximately $101.8 million, adjusted for non-cash expenses including: stock-based compensation and stock issued for services of approximately $2.8 million; accelerated deferred financing amortization resulting from the buy-down payment of $20.0 million for the 7.0% senior secured notes resulting in a proportionate amount of amortization of related deferred financing fees and the normal amortization of other deferred financing fees totaling $11.4 million; an unrealized gain on derivatives due to decreases in the fair value of our warrants that have been classified as liabilities because of price reset features contained in the warrants totaling $9.2 million; losses on extinguishment of debt resulting from the fair value of warrants issued with shares of our common stock the holders of our 10.0% unsecured line of credit totaling $0.9 million; and depreciation, amortization and accretion expenses totaling $1.7 million. We also adjusted our net loss for additional non-cash expenses of approximately $0.6 million due primarily to the issuance costs relating to the issuance in February 2010 of the preferred warrants we issued as part of the Preferred Stock offering, which allowed for the purchase of up 14,000 additional shares of the Preferred Stock (the “Preferred Warrants”). Accounts receivable and deferred credits also increased by approximately $0.2 million due primarily to invoicing the United States Trade Development Association for initial milestones completed relating to our exploration program in Indonesia. After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. Based upon the impairment analysis, we determined that the Thermo No. 1 plant was impaired as of June 30, 2010 and we recorded a non-cash impairment expense of $52.2 million.  During the third quarter of 2010, we placed our Thermo No. 1 plant for sale.  Based upon bids that were received and compiled in the fourth quarter, we determined that the fair market value had decreased again as of December 31, 2010 and recorded a non-cash decrease in the fair value of the Thermo No. 1 plant totaling $15.4 million.  Based upon an impairment analysis of our other long-lived assets as of December 31, 2010, we assessed the likelihood that we would continue to use the PWPS power generating units in future projects and determined that the blue prints that were originally designed to use the PWPS generating units were impaired.  Accordingly, we recorded an additional impairment expense of $2.1 million.  We expensed the cost of certain patents that we decided to abandon totaling $0.1 million and certain geothermal leases in Millard County, Utah that we also decided to abandon totaling $0.1 million. Pursuant to the Forbearance Agreement, the restrictive nature of the Thermo No. 1 restricted cash accounts changed from being restricted for the purposes of drilling wells and constructing the plant to being restricted for the purposes of paying for plant operations.  Accordingly, the restricted cash relating to operations increased approximately $0.5 million.

Accounts payable and accrued liabilities decreased $5.4 million from December 31, 2009 to $11.2 million at December 31, 2010. The decrease in accounts payable and accrued expenses was due primarily to the normal payments of outstanding vendor payables totaling $4.0 million, the forgiveness of liquidated damages of $0.1 million by Fletcher, as described above, and the issuance of common stock to three vendors to settle outstanding payables totaling $0.3 million. On November 19, 2010, we completed the sale of substantially all of our Transportation and Industrial business segment to VIA Motors for $2.5 million in cash, the issuance to us of approximately 39% of the issued and outstanding shares of VIA Motors common stock and assumption of certain outstanding liabilities totaling $1.0 million.  Based upon the fair values of the shares of VIA Motors’ common stock that we received and conditional consideration relating to raising an additional $10.0 million subsequent to the closed date, we adjusted our net loss for a gain on the sale of our Transportation and Industrial business segment totaling $5.3 million   We also adjusted our net loss for our equity method loss for our proportionate share of VIA Motors’ net loss for the year ended December 31, 2010 totaling $0.2 million.

Cash consumed by operating activities for the year ended December 31, 2009 was $23.5 million and consisted primarily of a net loss of approximately $20.9 million, adjusted for approximately $4.0 million of stock-based compensation and stock issued for services and $2.8 million in depreciation, amortization and accretion primarily due to placing the Thermo No. 1 plant in service and beginning depreciating the asset during the second quarter of 2009. We also adjusted our net loss for our loss on extinguishment of debt resulting from issuing warrants associated with the October 2009 registered direct stock offering to the participants in our unsecured Line of Credit (“LOC”). In addition to selling 3.2 million shares of our common stock to the participants in the LOC, we also issued warrants to acquire 1.6 million shares of our common stock at a strike price of $1.61 per share. The fair value of the warrants issued in connection with the October 2009 registered direct offering resulting in the loss on extinguishment of debt totaled $2.2 million. Certain of the capital expenditures for our $33.0 million federal grant qualified as reimbursable costs for tax purposes and were previously expensed for book purposes. Accordingly, for those capital expenditures that had been previously expensed for book purposes, we recorded a gain on the federal grant totaling $3.0 million. We recognized gain on derivatives totaling $15.0 million due to decreases in the fair value of our warrants that have been classified as liabilities due to price reset features contained in the warrants. We adjusted our net loss for amortization of our deferred financing fees totaling $6.0 million primarily relating to the settlement of a portion of the LOC debt in October 2009 in which the outstanding discount relating to that debt was expensed. Accounts payable and accrued liabilities decreased from $64.5 million at December 31, 2008, to $16.7 million at December 31, 2009, which included a $33.4 million reduction in accounts payable as a result of returning the title to 113 PureCycle units pursuant to the PWPS Agreement, settlement of outstanding obligations in stock totaling $3.5 million and normal vendor payments of approximately $10.9 million. Accounts receivable from the City of Anaheim increased by $0.3 million relating to the generation of electricity by our Thermo No. 1 plant. Other assets decreased by approximately $0.1 million due to closing our July 2009 financing transaction for which we applied certain prepaid fees to the cost of the closing.
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

Until December 2010, we invested a portion of our unrestricted cash in an AIM Funds money market account, which was not affiliated with the bank where we maintain our deposit accounts. We closed the AIM Funds money market account in December 2010 and transferred the outstanding balance to a deposit account at our bank to more effectively centralize our cash management activities.

Cash from our corporate operating checking account is swept nightly into an interest bearing account. At December 31, 2010, we had a balance of $1.0 million in this sweep account and the interest rate applicable to the sweep account was 0.65 percent per annum. We also maintain a separate non-interest checking account for our Lightning Dock project which had a balance of $0.3 million at December 31, 2010.  We also maintain cash in a non-interest bearing deposit account and an interest bearing money market account at a separate bank. At December 31, 2010, we had a balance of $0.1 million in these accounts and the interest rate applicable to these accounts was 0.10 percent per annum of which we have also invested $0.1 million into a Wells Fargo money market account for the sole purpose of restricting these funds to cover certain drilling bonds for the Lightning Dock project issued to the State of New Mexico and minimize the credit risk to the bank. Since this money market account is guaranteed by the FDIC, we believe that we are not exposed to any significant credit risks relating to our money market account.

Project financing proceeds received by our subsidiaries are subject to the terms and conditions of those arrangements. An independent administrative agent was appointed to administer all of the Thermo Subsidiary’s cash deposits and disbursements. The independent administrative agent deposited our restricted cash into a money market fund managed by the JP Morgan Fund, which earns interest at a variable rate. At December 31, 2010, we had a balance of $0.5 million invested in this money market fund and the interest rate applicable to the fund was 0.01 percent per annum. Due to the nature of the investments included in the money market accounts, we consider it reasonable to expect that the fair market values of these investments will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice.

Investing activities provided approximately $36.9 million of cash in the year ended December 31, 2010. During the year ended December 31, 2010, we received proceeds from the federal grant totaling $33.0 million and certain deposits were applied to construction well field drilling costs totaling $0.2 million. On April 1, 2010, we received proceeds from the maturity of our marketable securities held to maturity totaling $2.2 million that were used to pay the April 1, 2010 interest payment on the 8.0% convertible senior notes due 2013. Our net restricted cash decreased approximately $8.7 million during the year ended December 31, 2010. Pursuant to the July 9, 2010 Forbearance Agreement, the restrictive nature of the Thermo No. 1 restricted cash accounts changed from being restricted for the purposes of drilling and constructing the plant to being restricted for the purposes of paying for plant operations.  We paid $4.6 million for construction costs relating to the Thermo No. 1 plant and $3.9 million relating to drilling the Thermo No. 1 well field. We also purchased approximately 40,000 acres of leased property in Utah through a BLM auction totaling $0.2 million. We also purchased certain water rights and easements in New Mexico related to our Lightning Dock project totaling $0.1 million and purchased certain furniture and equipment totaling $0.1 million. On November 19, 2010, we received cash totaling $2.5 million for the sale of substantially all of our Transportation and Industrial business segment to VIA Motors which was partially offset by certain legal fees we incurred as a result of the sale totaling $0.4 million.

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

Financing Activities.

During the year ended December 31, 2010, we completed an offering of 5,000 shares of the Preferred Stock and issued the Preferred Warrants to purchase an additional 14,000 shares of Preferred Stock for a total purchase price of $5,000,000. The net proceeds, after deducting the underwriter fees and other estimated offering expenses payable by us were approximately $4.6 million. We also received proceeds from our 10.0% Unsecured Line of Credit Agreement and Promissory Note totaling $0.1 million as a bridge financing for certain administrative expenses. During the year ended December 31, 2010, we made principal payments against the outstanding 10.0% Unsecured Line of Credit Agreement and Promissory Note totaling $0.3 million and against the 7.0% senior secured note (non-recourse) totaling $20.3 million. In April 2010, we announced that we initiated an “at-the-market” program which we could sell shares of common stock having an aggregate offering price of up to $25.0 million. Under the “at-the-market” program, we sold shares of our common stock and we received proceeds, net of commissions, totaling approximately $1.5 million. On May 10, 2010, we ceased selling shares of our common stock pursuant to the controlled equity offering. During the year ended December 31, 2010, we completed the sale of $3.1 million of our common stock to War Chest Capital Partners. Our proceeds from the sale of our common stock, after deducting fees and expenses totaled $2.6 million. On October 27, 2010, we entered into a secured letter agreement with Evergreen to advance us funds in one or more loans for an aggregate amount of up to $2.5 million at an annual interest rate of 12.0%.  During the year ended December 31, 2010, we received proceeds from an advance from Evergreen which we used to pay a portion of the October interest payment for the 7.0% Convertible Note totaling $1.2 million.  On October 1, 2010, we entered into a secured letter agreement with Evergreen –FE to advance us funds in one or more loans for an aggregate amount of up to $15.3 million at an annual interest rate of 3.0%.  During the year ended December 31, 2010, we received proceeds of $1.5 million which was restricted for initiating certain studies and payment of certain other budgeted expenses such as well field drilling and testing in connection with the Lightning Dock project.

Financing activities provided approximately $33.0 million of cash in the year ended December 31, 2009, respectively. During the year ended December 31, 2009, we obtained the Unsecured Line of Credit to provide working capital for general corporate purposes. As of December 31, 2009, we had borrowed a total of $13.5 million under the Line of Credit. We also completed a registered direct offering in July of 2009 of 8,550,339 units (“Units”) primarily to institutional investors. Each Unit consisted of one share of our common stock, and one warrant to purchase 0.5 shares of our common stock. The investors agreed to purchase the Units for a negotiated price of $2.98 per Unit, resulting in net proceeds, after deducting placement agents’ fees and estimated offering expenses, totaling $23.6 million. During the year ended December 31, 2009, we made principal payments of $2.9 million on the Line of Credit balance and our Thermo Subsidiary also made principal payments of $0.7 million on the 7.00% senior secured note (non-recourse). We incurred financing costs related to the offerings above totaling $0.5 million.

Dividends related to convertible preferred stock. On February 3, 2010, we issued the Preferred Stock to Fletcher in consideration for $5.0 million. The holder of the Preferred Stock is entitled to a quarterly dividend payable in cash or shares of our common stock at an annual rate equal to LIBOR plus eight (8) percent, but in no event higher than 14%, subject to adjustment. For the year ended December 31, 2010, we paid four quarterly Preferred Stock dividends totaling $0.4 million by issuing 1,345,187 shares of our common stock.  There were no dividends related to convertible stock during the year ended December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had the following off-balance sheet arrangements as defined by item 303(a)(4)(II) of SEC Regulation S-K.

As described above, if there are insufficient funds remaining in the project accounts on the Final Completion Date, after the payout of any potential buy-down amounts, to pay the remaining amounts owed to PWPS, we would be obligated to reimburse PWPS for any remaining unpaid amounts owed to it. To secure payment of our obligations to reimburse PWPS, we provided a contingent security interest to PWPS in five patents relating to our Transportation & Industrial segment. We do not believe that we are obligated for any amounts that would have been reimbursement payments to PWPS. PWPS has advised the Company that is does not agree with the Company’s position. Accordingly, we are unable at this time to reasonably estimate the potential obligation that we may have for reimbursement payments to PWPS. We believe that the likelihood that we will be obligated to reimburse PWPS for liquidated damages under our amended agreements is “remote” and, accordingly, no liability was recorded for the year ended December 31, 2010.

 In connection with our $19.0 million private placement on February 3, 2010 described above, the purchasers of the preferred stock and related Preferred Warrants also entered into a registration rights agreement that required us to register the resale of the common stock underlying the preferred stock and Preferred Warrants purchased in the private placement and pursuant to the conversion of the related preferred stock, conversion of the quarterly preferred stock dividend into shares of our common stock and exercise of related Preferred Warrants. Pursuant to the registration rights agreement, we were obligated to maintain a registration statement continuously effective registering the sale of the shares of our common stock upon conversion or redemption of preferred stock, conversion of the quarterly preferred stock dividend payment into shares of our common stock (at our sole discretion), or upon exercise of related Preferred Warrants.  Failure to maintain effectiveness of the registration statement on Form S-3 would eliminate our ability to convert our quarterly preferred stock dividend payment into shares of our common stock and require us to pay the quarterly dividend payments in cash.  Furthermore, failure to maintain effectiveness of the registration statement on Form S-3 also results in liquidated damages equal to 1.5% of the amounts paid by Fletcher under this agreement for the first 30 days and the percentage used in determining the amount for the immediately preceding 30 days plus additional 0.25% for each month thereafter until all of the common shares are underlying the preferred stock or Preferred Warrants are converted, redeemed or expired, as applicable.  Accordingly, there is no maximum penalty.  On March 16, 2011, pursuant to a settlement agreement, Fletcher agreed to cancel and deliver to us the Fletcher 2008 Warrant, the Fletcher 2010 Preferred Warrant and the Preferred Stock and release any and all claims against us that may have arisen prior to March 16, 2011 under the Fletcher 2008 Warrant, the Fletcher 2010 Preferred Warrant and the Preferred Stock and related agreements.  As consideration for entering into the settlement agreement, we agreed to issue to Fletcher, as and when requested by Fletcher 51,713,948 shares of our common stock, of which 10,808,730 shares were issued to Fletcher on the March 16, 2011.  Concurrent with the issuance of the shares of our common stock we issued a warrant to purchase up to 26,864,388 shares of our common stock at an exercise price of $0.18612 per share, exercisable for cash only and expire on March 16, 2020.

Contractual Obligations and Commitments

We have entered into non-cancelable operating leases for our corporate offices located in Provo, Utah which has been extended through December 31, 2011. The corporate office has 3,767 square feet at a rate of $6,875 per month.  In connection with the November 2010 sale of our transportation and industrial business segment assets, we assigned the leases for our testing facility in Utah and our office space in Michigan to VIA Motors.

We entered into an agreement with a private land owner adjacent to our geothermal leased property in Hidalgo County, New Mexico. Under the agreement, we are permitted to store our power generating units, cooling tower equipment, pumps and other equipment that have been delivered to New Mexico for construction of our Lightning Dock geothermal power plant. All equipment is stored outside and the agreement continues on a month-to-month basis until all equipment is removed from the property at a rate of $3,050 per month. Total rent expense for all of our office space, testing facilities and outdoor storage site leases for the year ended December 31, 2010 was approximately $443,500 inclusive of $93,900 related to facilities used in connection with the Transportation & Industrial segment and transferred to VIA Motors, Inc. in connection with the sale to them of that business segment. The properties covered by these leases are well maintained and in good condition.

We purchased and installed fifty power generating units at our Thermo No. 1 power plant in accordance with an amended purchase agreement with Pratt Whitney Power Systems (“PWPS).  Pursuant to the amended purchase agreement, we retained approximately $4.3 million of the purchase price of the power generating units pending successful completion of the Thermo No. 1 plant.  We are allowed to keep the retained portion of the purchase price as a liquidated damages payment if certain performance conditions related to the generating units are not met. As of December 31, 2010, the Thermo No. 1 plant was generating below targeted levels and had not achieved successful completion. As a result, we believe we may be entitled to keep the retained portion of the purchase price as liquidated damages. However, PWPS disputes our claim to the retained portion of the purchase price. Our ability to keep any portion of the retained amount will depend upon the resolution of the dispute with PWPS. Accordingly, we have recorded the $4.3 million in our accrued liabilities until the dispute is settled.  Our equipment purchase obligations are recorded as liabilities when the equipment is received by us or the risk of loss has been legally transferred to us.

The purchase obligations set forth in the table above include our amended agreements with PWPS for the purchase of power generating units and the related 10-year maintenance agreement expiring in 2018.  As of December 31, 2010, we are obligated to pay PWPS under the amended agreements and maintenance agreement $5.2 million in 2011; $1.0 million in 2012; and $1.0 million in 2013.  In 2014, the PWPS maintenance fees increase due to the amortization of additional upgrade maintenance which is scheduled each five years.  However, under the amended agreements with PWPS, we may elect, at our sole option, to enter into negotiations with PWPS to determine a mutually acceptable adjustment (either upwards or downwards) to the annual payment after 2013. If either party does not agree on a mutually acceptable adjustment, then either party may terminate the agreement without penalty.  Accordingly, the amounts presented as purchase obligations exclude amounts payable to PWPS that may be terminated by us at that time without penalty in years six through ten totaling an aggregate of $8.6 million.

We have also incurred certain asset retirement obligations that include our future obligation to dismantle the geothermal power plant, plug and abandon our production-sized wells that we have drilled and restore the property to its original state at the end of the power plant’s useful life which is estimated at 35 years. We have also incurred an obligation to plug and abandon certain wells at our Lightning Dock project and our Thermo No. 1 plant within one year. Therefore, we have estimated the present value of the asset retirement liabilities for the Thermo No. 1 plant and for each of the respective wells. Our asset retirement obligation is approximately $0.2 million in 2011 and $2.9 million upon dismantlement of the Thermo No. 1 plant.  In connection with our asset retirement obligation, we have posted drilling bonds with the Nevada Department of Minerals totaling $50,000, the Utah Division of Water Rights totaling $50,000, the State of New Mexico Oil Conservation Division totaling $70,000 and the Oregon Department of Geology & Mineral Industries totaling $25,000 to ensure that we comply with the local plug and abandonment requirements associated with drilling wells.

We also have contractual obligations to pay delay rentals and other expenses associated with the geothermal resources on properties in which we have acquired an interest. As of December 31, 2010, we were unconditionally obligated to pay vendors and the landowners approximately $0.7 million in 2011; $0.2 million in 2012; $0.2 million in 2013; $0.1 million in 2014; $0.1 million in 2015 and $0.6 million thereafter.

We have also entered into various geothermal lease agreements that may be terminated by us at any time without penalty. The annual aggregate payment obligation under all such lease obligations in effect on December 31, 2010 is approximately $0.3 million.  We have purchase options with certain landowners in New Mexico to exercise at our sole discretion, the right to acquire approximately 280 acre feet of water rights totaling $0.4 million. The water rights purchase options may be terminated by us at any time without penalty and expire on December 31, 2011.

We, through our subsidiaries, have entered into four wheeling transmission agreements in Utah, New Mexico, and Nevada.  The terms of the agreements are from between five to twenty years.  Under the agreements, the start dates are deferrable annually for up to five years or until the later of the service acceptance date or completion of required upgrades by us, if any.  As of December 31, 2010, we were obligated to pay $0.6 million in 2011; $1.2 million in 2012; $1.2 million in 2013; $1.2 million in 2014; $1.2 million in 2015 and $9.7 million thereafter through 2030.  The wheeling costs are generally reimbursable under power purchase agreements or can be sold to third parties at negotiated prices.  Currently, our City of Anaheim and Salt River Project power purchase agreements contain provisions that fully reimburse the wheeling costs.  Of the wheeling transmission commitments above, the amount of wheeling costs that will be reimbursed under our power purchase agreements approximate $0.3 million in 2011; $0.7 million in 2012; $0.7 million in 2013; $0.7 million in 2014; $0.7 million in 2015 and $3.5 million thereafter through 2030.  To the extent we have transmission service rights in excess of our current project needs, we intend to resell all or a portion of our wheeling transmission capacity to third parties for the remaining commitments to minimize the impact of the overall commitment. Since these wheeling agreements are held in our special purpose subsidiaries and not guaranteed by the parent, we believe that should we fail to pay the commitments, there would be no recourse to the parent company.

 Debt obligations that may exert further pressure on our liquidity situation include (i) the obligation to repay the remaining amounts borrowed under our amended Unsecured Line of Credit Agreement and Promissory Note (“Promissory Note”); (ii) the obligation to pay interest on our outstanding convertible notes totaling $2.2 million semi-annually until April 1, 2013; (iii) any amounts we may be obligated to pay Pratt & Whitney Power Systems (“PWPS”) for the turbines installed at the Thermo No. 1 plant; (iv) the obligation to pay Merrill Lynch a redemption amount of $20.0 million plus accrued interest on or before June 30, 2011; (v) the obligation to pay up to $6.75 million to Prudential pursuant to a Forbearance Agreement, as amended, which is described below; (vi) the obligation to pay any outstanding amounts under the Evergreen Secured Promissory Note described below; and (vii) the potential obligation to repay the remaining amounts borrowed under the Lightning Dock Secured Promissory Note if it is not credited toward Evergreen-FE’s equity investment in Lightning Dock. On October 13, 2010, approximately $2.5 million of the amount outstanding on the Promissory Note was exchanged for equity thereby reducing the total amount outstanding on the Promissory Note to $2.8 million. Additionally, the maturity date of the Promissory Note was extended from October 31, 2010 to June 30, 2011.  With regards to all of our debt instruments, our long-term payment obligations including principal and interest as of December 31, 2010 totaled $38.8 million in 2011; $4.4 million in 2012; and $57.2 million in 2013. In view of our capital requirements, our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we intended to explore all strategic alternatives to maintain our business as a going concern, including, but not limited to, a sale or merger of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company.  We may determine that it is in our best interests to seek relief through a pre-packaged, pre-negotiated or other type of filing under Chapter 11 of the U.S. Bankruptcy Code

We have employment commitments with our chief executive officer and our chief financial officer primarily relating to contingent severance payments.

Recently issued accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance relating to lending shares in contemplation of convertible debt issuances or other financings. The new accounting guidance amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. The effective date of this new guidance is January 1, 2010. Since we did not enter into a share lending arrangement upon the issuance of our convertible debt, implementation of this new guidance will not impact on our financial position, results of operations or cash flows.

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

In January 2010, the FASB issued updated accounting guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective with the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our consolidated financial statements.

In April 2010, the FASB issued updated accounting guidance that sets forth the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. Specifically, consideration that is contingent upon the completion of a milestone may be recognized in its entirety as revenue in the period that milestone has been achieved if the milestone, in its entirety, meets all of the criteria to be considered substantive at the inception of an arrangement. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and applies to research or development deliverables under which the performance obligation is satisfied over a period of time and a portion, or all, of the consideration is contingent upon uncertain future events or circumstances. A reporting entity’s decision to use the milestone method of revenue recognition is a policy election. Since we do not currently have contracts that would qualify for the election of the milestone method, the adoption of this guidance will not have a material effect on our consolidated financial statements.

In August 2010, the FASB issued updated guidance that amends various SEC paragraphs pursuant to the issuance of Release No.  33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies.  Management believes that the adoption of this guidance does not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to specify that if a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The updated guidance also expands certain supplemental proforma disclosure for business combinations relating to material non-recurring adjustments attributable to the business combination.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  Management believes that the adoption of this guidance does not have a material effect on our consolidated financial statements.

No other new accounting pronouncement that became effective during the current fiscal year had or is expected to have a material impact on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.	Financial Statements and Supplementary Data.

Our audited Consolidated Financial Statements, including the notes thereto, appear beginning on page F-1 of this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

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

Based on that evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) is defined as a process designed by, or under the supervision of, a company’s principal executive and financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally acceptable accounting principles and includes those policies and procedures that:

a)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

b)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

c)
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a reasonably possible likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of December 31, 2010, the Company identified the following material weakness:

The Company does not have a sufficient number of accounting personnel to adequately segregate and consistently execute the Company’s internal controls.  This control deficiency is pervasive in nature and has the potential of impacting all significant accounts and the financial reporting process, as well as the timing and review of the Company’s financial reports.

As a result of the aforementioned material weakness, management concluded that the Company’s internal control over financial reporting as of December 31, 2010 was not effective.

Management’s Planned Corrective Actions

Once we have secured permanent financing and resolved our financial constraints, we plan to add additional accounting resources which will allow us to adequately segregate duties and consistently execute internal controls to provide sufficient internal controls over financial reporting.

Auditors Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, we identified a material weakness in our internal control over financial reporting related to footnote disclosure of commitments relating to certain transmission contracts that were not properly disclosed in prior periods. We implemented strengthened controls over our contract processing and review by the year ended December 31, 2010.  We reassigned duties so that each contract would receive higher level review and evaluation for financial impact and disclosure.  Our staffing levels have been reduced and we have reassigned their duties among the remaining staff.  Except for these changes, there were no other changes to our system of internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	Other Information.

Fletcher

On March 16, 2011, we entered into a Settlement Agreement (the “Settlement Agreement”) with Fletcher International, Ltd. (“Fletcher”), an affiliate of Fletcher Asset Management, Inc. (“FAM”), and The Fletcher Fund, L.P. (“FFLP”) (collectively, the “Fletcher Parties”).  Pursuant to the Settlement Agreement the Fletcher Parties agreed to cancel and deliver to us the Fletcher 2008 Warrant, the Fletcher 2010 Preferred Warrant and the Preferred Stock and release any and all claims against us that may have arisen prior to March 16, 2011 under the Fletcher 2008 Warrant, the Fletcher 2010 Preferred Warrant and the Preferred Stock and related agreements.  As consideration for entering into the Settlement Agreement, we agreed to issue to Fletcher, as and when requested by Fletcher 51,713,948 shares of our common stock (the “Settlement Stock”), of which 10,808,730 shares were issued to Fletcher on the March 16, 2011.  Concurrent with the issuance of the Settlement Stock, we also issued to FFLP a warrant to purchase up to 26,864,388 shares of our common stock (the “Settlement Warrant”) at an exercise price of $0.18612 per share.  The Settlement Warrants are exercisable for cash only and expires on March 16, 2020.  The fair value of the Settlement Warrants on the closing date totaled approximately $4.0 million.

The Settlement Stock and common stock issuable under the Settlement Warrant were registered pursuant to our Registration Statement on Form S-3 (Registration No. 333-159649), and are subject to the limitation that the number of shares of common stock beneficially owned (calculated in accordance with Rule 13d-3 promulgated under the Exchange Act) by FFLP and Fletcher, collectively, would not exceed 9.9% (as the same may be adjusted or increased pursuant to the terms of the Settlement Warrant), determined after giving effect to any such issuance.

8% Convertible Notes Due 2013

On March 26, 2008, we sold 8% Convertible Senior Notes Due 2013 having an aggregate principal amount of $55 million (the “Notes”).  As currently in effect, the terms of the Notes required a semi-annual interest payment of $2.2 million on April 1, 2011, although we have until May 1, 2011 to make the interest payment before there is Event of Default under the indenture for the Notes that would permit the holders of the Notes to accelerate the maturity date or take any action to enforce the Notes.

We have not made the interest payment due on April 1, 2011.

Thermo No. 1 Financing

As previously disclosed in the Company’s Current Report on Form 8-K filed on July 14, 2010, the Company entered into definitive agreements concerning the forbearance and modification of the Company’s agreements with Thermo No. 1 BE-01, LLC, The Prudential Insurance Company of America, Zurich American Insurance Company and Deutsche Bank Trust Company Americas, relating to the repayment of a substantial portion of the debt financing for the Thermo No. 1 geothermal power plant.  As currently in effect, the forbearance period was to terminate March 15, 2011, provided, however, that such date is extended to April 15, 2011 if, not later than March 15, 2011, the Company provides the lenders with a letter of intent (that does not contain a financing or similar contingency) with respect to a Qualifying Sale or other transaction that will result in the lenders receiving a cash of up to $6.75 million (the “Additional Payment”). We believe we satisfied the requirement for extending the forbearance period to April 15, 2011.

The agreements contemplate that we will satisfy the Additional Payment using proceeds from the sale of all or part of our interest in the Thermo No. 1 plant, but permit us to satisfy the Additional Payment by using cash from other sources, if available. If the sale includes all of our interests in the Thermo No. 1 plant, the Thermo Lenders are entitled to receive 60% of the proceeds of such a sale up to a maximum of $6.75 million plus the expenses of the administrative lender and agents. If the sale includes only a portion of our interests in Thermo No. 1, we are obligated to pay the Thermo Lenders $6.75 million plus the expenses of the administrative lender and agents

 If the Additional Payment is not paid prior to March 15, 2011 or, as extended, April 15, 2011, then the Thermo No. 1 project would be obligated for the full payment of the original principal amount of $9.8 million, plus accrued interest at a rate of 7.00% per annum.

Strategic Alternatives

On March 1, 2011, we filed with the SEC a current report on Form 8-K announcing that in view of our capital requirements, our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we intended to explore all strategic alternatives to maintain our business as a going concern, including, but not limited to, a sale or merger of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company.  We may determine that it is in the Company’s best interests to seek relief through a pre-packaged, pre-negotiated or other type of filing under Chapter 11 of the U.S. Bankruptcy Code, and to do so prior to an acceleration event under any of arrangements with regard to our current indebtedness, including, without limitation, the terms of our Forbearance Agreement with the Thermo Lenders that expires April 15, 2011 unless they receive payment of $6.75 million, the Indenture with regard to the Company’s 8% Convertible Senior Notes Due 2013, which may accelerate in the event that the interest payment due April 1, 2011, in the amount of $2.2 million, is not paid on or before May 1, 2011, and the Forbearance Agreement with Merrill Lynch that expires June 30, 2011, unless it receives certain sums from the sale of Thermo No. 1.

Bridge Loan

 On April 15, 2011, we and our wholly-owned subsidiary Thermo No. 1 BE-01, LLC (collectively, the “Borrowers”), entered into a Bridge Loan Agreement (the “Loan Agreement”) with an accredited investor (the “Investor”), pursuant to which the Investor agreed to lend to Borrowers up to $725,000 (the “Loan”), secured by liens covering certain, but not all, assets of the Borrowers.

The Loan matures on July 15, 2011 (the “Maturity Date”), at which time, interest on the Loan, which accrues at a rate equal to LIBOR plus 12.5%, together with the principal amount of the Loan, are payable in full.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each executive officer and each current director of Raser, and the period during which each has served as a director of Raser. Information as to the stock ownership of each of our directors and all of our current executive officers is set forth above. Information as to the stock ownership of each of our directors and all of our current executive officers is set forth above under “Security Ownership of Management and Directors”.

To our knowledge, there are no family relationships between any director and executive officer.

Name	Position	Age	Director Since
Kraig T. Higginson	Executive Chairman of the Board of Directors , Class III Director *	56	2003
Nicholas Goodman	Chief Executive Officer (principal executive officer), Chairman of the Board of Directors , Class II Director	42	2010
Scott E. Doughman	Class III Director	43	2008
James A. Herickhoff	Class II Director	67	2005
Reynold Roeder	Class I Director	52	2005
Barry G. Markowitz	Class I Director	69	2005
Alan G. Perriton	Class I Director	65	2005
John T. Perry	Chief Financial Officer (principal financial and accounting officer)	44
Richard D. Clayton	Executive Vice President, General Counsel and Secretary ***	55
Steven R. Brown	Executive Vice President of Construction ****	53

* Resigned effective February 11, 2011
** Resigned effective November 19, 2010
*** Resigned effective November 30, 2010
**** Removed as officer effective June 1, 2010

Director Qualifications

Members of the Board of Directors should have the highest professional and personal ethics and values. They should have broad experience at the policy-making level in business, government, education, technology or public interest. They should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interests of all stockholders.

Term of Directors

Each director is elected for a term of three years. Class III director will serve from 2008 until 2011 and anticipate being nominated for re-election at the 2010 Annual Meeting of the Stockholders. The Class I directors will serve from 2009 until 2012 and the Class II directors will serve from 2010 until 2013.

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

Kraig T. Higginson. Mr. Higginson served as Chairman of the Board of Directors from October 2003 until his resignation from Chairman of the Board effective December 3, 2010 and his resignation from the Board of Directors effective February 11, 2010. He has also served as the Company’s President from October 2003 to March 2004 and as the Company’s Chief Executive Officer from March 2004 to January 2005. Mr. Higginson founded American Telemedia Network, Inc., a publicly-traded corporation that developed a nationwide satellite network of data and audio-visual programming. He served as President and Chief Executive Officer of Telemedia Network from 1984 through 1988. From 1988 through 2002, Mr. Higginson worked as a business consultant through Lighthouse Associates, an entity he controls

Nicholas Goodman. Mr. Goodman began serving as Chief Executive Officer on January 25, 2010. On April 22, 2010, the Board of Directors appointed Mr. Goodman as a Class II Director to fill the vacancy resulting from the resignation of Mr. Cook on August 5, 2009. On December 3, 2010, the Board of Directors appointed Mr. Goodman as Chairman of the Board of Directors to fill the vacancy resulting from the resignation of Mr. Higginson on December 3, 2010.  Mr. Goodman has extensive experience growing power companies through project development and acquisition. From 2003 to 2010, he served as Chief Executive Officer of TDX Power, Inc. an electric utility holding company and power generation project developer. Under his leadership, TDX Power, Inc. has grown from $3 million to over $60 million in annual recurring revenues. At three different wholly owned projects of TDX Power, Inc., Mr. Goodman managed the initial development and conceptual design, as well as Federal licensing and permitting for Alaska’s largest hydroelectric power project (330 MW), Alaska’s second geothermal project and several of Alaska’s largest wind diesel power projects. Mr. Goodman was also responsible for securing project finance through a combination of public and private funding sources. In addition, he led the development of power plants for two military installations in Alaska as well as other sites in the U.S. and abroad. In 1999, Mr. Goodman founded Northern Renewables, a consulting and development firm dedicated to assisting renewable energy technology companies in Alaska and other areas in the United States. Mr. Goodman served as its Managing Director until 2003. From 1998 to 1999, he served as General Manager for Tidal Electric, a marine hydropower development company. Mr. Goodman holds a Bachelor of Arts Degree in Geography from Middlebury College, and a Masters of Science Degree in Natural Resource Development and Business Administration from the University of Vermont. We believe that Mr. Goodman’s extensive experience developing companies within the energy industry, his specific experience consulting renewable energy companies, as well as his proven leadership and executive-level management skills support the conclusion that he should serve as one of our directors.

Scott E. Doughman. Mr. Doughman has served as a director of Raser since May 2008. Since September 2010, Mr. Doughman has been employed as Senior Director of Global Accounts with Yahoo!, Inc., a multi-billion internet service provider, located in Sunnyvale, California. Mr. Doughman was a Partner with Banyan Venture Partners from 2009 until 2010. He was previously with Daniels Capital from 2006 to 2008 prior to which he led Corporate Development for the Higher Education and Public Sector Division of SunGard Data Systems Inc. based in Philadelphia, Pennsylvania from 2004 to 2006. Mr. Doughman played an active role in the 2005 leveraged buyout of SunGard led by Silver Lake Partners for $11.3 billion, and has been involved in numerous merger and acquisition transactions in the software and services industry. Prior to SunGard, he was Senior Vice President of Corporate Development for Systems & Computer Technology Corporation (SCT) from 2002 to 2004, where he was responsible for strategic planning and business development. Prior to SCT, Mr. Doughman was Vice President of Corporate Development for Campus Pipeline from 2000 to 2002, a venture backed software company based in Salt Lake City, Utah; Senior Director of Strategic Planning for Kinko’s Corporate Offices from 1998 to 2000 in Ventura, California; Senior Associate for Booz Allen and Hamilton from 1996 to 1998 in San Francisco, California; Associate for Fidelity Investments in 1995 in Boston, Massachusetts; and Senior Consultant for Price Waterhouse from 1992 to 1994 in New York City, New York. Mr. Doughman received a BS in Electrical Engineering from BYU, an MBA from the Wharton School at the University of Pennsylvania, and executive education in M&A from Stanford University. We believe that Mr. Doughman’s significant experience in strategy and finance, including his background in private equity and management consulting, as well as his broad management experience support the conclusion that he should serve as one of our directors.

James A. Herickhoff. Mr. Herickhoff has served as a director of Raser since March 2005. Since January 2000, Mr. Herickhoff has served as the President and Chief Executive Officer of American Talc Company, which operates one of the largest talc mines in the United States. Mr. Herickhoff has served as a Director of Headwaters Inc. since August 1997 and was elected Vice Chairman of Headwaters in April 1999. From 1987 to 1994, he served as President of Atlantic Richfield Company’s Thunder Basin Coal Company. He previously served as President of Mountain Coal Company, managing all of ARCO’s underground mining and preparation plants. He is the past President of the Wyoming Mining Association and a former board member of the Colorado and Utah Mining Associations. Mr. Herickhoff received a Bachelor of Science degree in 1964 from St. John’s University, a Master of Science degree in 1966 from St. Cloud State University and attended Kellogg Executive Management Institute at Northwestern University in 1986. We believe that Mr. Herickhoff’s extensive board and executive-level management experience and proven leadership and business capabilities support the conclusion that he should serve as one of our directors.

Reynold Roeder. Mr. Roeder has served as a director of Raser since October 2005 and serves on the Audit Committee (Chairman). Since 2004 until present, he has served as Chief Executive Officer and Co-Owner of LECTRIX, LLC, a North American developer of merchant electrical transmission projects. From 2006 to his retirement in November of 2008 Mr. Roeder was a founder and most recently the CEO of United Fund Advisors LLC, an investment bank specializing in New Market Tax Credit and tax-advantaged energy transactions. Upon retirement from United Fund Advisors, Mr. Roeder has been active as the founder and CEO of Roeder & Company, LLC, a community development entity certified by the U.S. Treasury and engaged in tax advantaged transactions and advisory services. Mr. Roeder also served from December 2009 to June 2010 as Chief Operating Officer of Northwest Renewable, LLC, a company developing a biomass project in the State of Washington. From 1981 to 1990, he held various positions with Deloitte & Touche and held CPA certifications in the states of Oregon, New York and California. Mr. Roeder left public accounting to join PacifiCorp Financial Services, Inc. in 1990, and held various officer positions including Assistant Controller, Controller and Vice President. Mr. Roeder’s responsibilities at PacifiCorp Financial Services included compliance and SEC reporting. Mr. Roeder served as a director of Terra Systems, Inc. from May 2007 until May 2009. We believe that Mr. Roeder’s extensive background in accounting and finance, as well as his strong management and leadership skills support the conclusion that he should serve as one of our directors.

Barry G. Markowitz. Mr. Markowitz has served as a director of Raser since November 2005 and serves on the Audit, Nominating and Governance, and Compensation Committees. He retired in December 2004 from serving as president of DTE Energy Services, a sister company to Detroit Edison and a subsidiary of DTE Energy. While at DTE Energy Services, Mr. Markowitz helped to successfully acquire and integrate several businesses and executed major transactions with firms such as General Motors, DaimlerChrysler, Ford, Duke Energy, Kimberly Clark and US Steel. Prior to his position at DTE Energy Services, Mr. Markowitz was a Vice President for the Bechtel Group of Companies, focusing on power industry engineering and construction. Mr. Markowitz served as a director of Earthfirst Technologies from September 2005 until March 2007. We believe that Mr. Markowitz’s significant experience within the energy industry, his proven skill in negotiating large transactions, as well as his proven leadership and business capabilities support the conclusion that he should serve as one of our directors.

Alan G. Perriton. Mr. Perriton served as a director of the Company since January 2006 until his resignation effective November 19, 2010. Mr. Perriton spent over 34 years with General Motors in various management roles including executive management assignments in the United States and Asia. Since July 2007 to present, he has been serving as a Mission President for The Church of Jesus Christ of Latter-day Saints in Korea. Mr. Perriton was also Executive in Charge of Strategic Alliances and New Business Development for General Motors Asia Pacific. He held several key procurement management positions within General Motors. In addition, he was named Advisor Materials Management for GM’s Toyota joint venture, New United Motor Manufacturing Inc. (NUMMI). He subsequently became part of the initial team to create the newly formed Saturn division of General Motors in 1985, and held responsibility as President of General Motors Korea from 1996 through 2001. Mr. Perriton currently serves on the Brigham Young University Marriott School of Management National Advisory Council and is a member of the U.S. / Korea business Advisory Council. We believe that Mr. Perriton’s extensive management experience at General Motors, a large public company, his valuable experience in business development and strategic alliances in GM’s foreign divisions, as well as his board-level management experience support the conclusion that he should serve as one of our directors.

John T. Perry. Mr. Perry began employment on March 10, 2010. His duties as Chief Financial Officer began on March 22, 2010 and as Corporate Secretary in March 2011. Mr. Perry served as President and Chief Executive Officer of Nord Resources Corporation, a copper mining company with total assets in excess of $50 million, from 2007 until 2010. From 2005 until 2007, Mr. Perry served as Chief Financial Officer, Senior Vice President, Secretary and Treasurer of Nord Resources Corporation. Mr. Perry was Vice President, Director with CB Richard Ellis, International Mining and Metals Group from 2003 to 2005. Prior to that, he held various positions with BHP Billiton Base Metals and BHP Copper Inc., including Vice President Finance with BHP Billiton Base Metals from 2002 to 2003, President, BHP Copper, Inc. from 1999 to 2002, and Vice President Finance and Administration for BHP Copper, Inc. He is a Certified Public Accountant and holds an undergraduate degree in Accounting and Finance as well as an MBA from the University of Arizona. Mr. Perry has served as a director of Homeland Uranium Incorporated since March 2008 and as director of Geovic Mining Company since June 2009.

Richard D. Clayton. Mr. Clayton served as Executive Vice President, General Counsel and Secretary since March 2007 until his resignation effective November 30, 2010. From August 2009 until January 2010, Mr. Clayton also served as Interim Principal Executive Officer during the interim time necessary to successfully complete our search for our Chief Executive Officer and then as Interim Principal Financial Officer until March 22, 2010. From 2001 to 2007, Mr. Clayton practiced corporate law with Holland & Hart, LLP, specializing in mergers and acquisitions, corporate finance, and corporate governance. He also served as a member of the board of directors and executive vice president of Geneva Steel Company (NYSE listed), where his responsibilities included corporate finance, capital projects, energy and environmental matters. Mr. Clayton received BS degrees in accounting and finance from the University of Utah, and a JD degree from the University of Utah.

Steven R. Brown. Mr. Brown joined Raser in January 2007 as Vice President of Construction and has an extensive background in the start-up of technology based companies and project management of complicated and diverse projects.  Mr. Brown was removed as an officer of the Company effective June 1, 2010. In May 2008, Mr. Brown was promoted to Executive Vice President of Construction. From June 2000 until he joined Raser, he was the owner operator of Construction Management Services, Inc. where he provided consulting services to government agencies, private owners, banks, law firms, and contractors throughout the United States. These services included engineering, construction management, on-site owner representation, cost estimating, scheduling, and construction claim litigation preparation and expert witness testimony. Mr. Brown also served as Senior Vice President at Headwaters and was responsible for the development, construction and operations of twenty-four synthetic facilities from 1995 to 2000. The facilities were constructed over a two year period with an investment of $310 million and will generate $2.5 billion of Section 29 tax credits over the ten year period of their operations. Mr. Brown also served on Headwaters’ board of directors and assisted in the formulation and implementation of Headwaters’ technology licensing strategy. Mr. Brown has also been involved with new business development, operations, financial analysis, and business plan development in the telecommunications, mining, engineering and construction industries. Mr. Brown received his Bachelor of Science in Civil Engineering and Masters of Business Administration from Brigham Young University.

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

Our Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership. Also, our Board of Directors has determined that Reynold Roeder, an independent member of the Board of Directors, qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC and in accordance with the corporate governance standards of the New York Stock Exchange (the “NYSE”).

Compensation Committee

 The Compensation Committee assists the Board of Directors in discharging its responsibilities relating to the compensation of our executive officers and directors. The Compensation Committee consists of three independent directors, Mr. Markowitz (Chairman), Mr. Herickhoff, and Mr. Doughman.  Our Board of Directors has determined that each member of the Compensation Committee meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

    During 2010, the Board of Directors held 6 regular meetings in person and 20 special telephonic meetings.  Each regular meeting was attended by all of the members of the Board, except for Mr. Doughman who was unable to attend two regular meetings.

    During 2010, the Audit Committee held 4 meetings.  These meetings were attended by all members of the Audit Committee.

    During 2010, the Compensation Committee held 1 meeting.  These meetings were attended by all members of the Compensation Committee.

    During 2010, the Nominating Committee held 1 meeting.  The meeting was attended by all members of the Nominating Committee.

    All of our directors attend at least 75% of the meetings and 75% of the meetings of the Board committees upon which each served as a member.  The Board does not have a policy regarding director attendance at annual meetings. We held an in person annual meeting on June 9, 2010 which was attended by all of our directors.

Limitation on Liability and Indemnification of Directors and Officers

    Our certificate of incorporation provides that no director or officer shall have any liability to the company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

    Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us.  However, nothing in our certificate of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position.  To the extent that a director has been successful in defending any proceeding brought against him, the Delaware General Corporation Law provides that the director shall be indemnified against reasonable expenses incurred by him in connection with the proceeding.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2010, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements except for the following:

Name	Number of Late Reports	Number of Transactions that were not Reported on a Timely Basis	Any Known Failure to File a Required Form
Nicholas Goodman	2	2	—
Richard D. Clayton	1	1	—

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics. This Code of Business Conduct and Ethics applies to all directors, officers and employees of our company and our subsidiaries. Among other matters, the Code of Business Conduct and Ethics is designed to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications;

•	compliance with applicable laws, rules and regulations;

•	prompt internal reporting of violations of the code to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•	accountability for adherence to the Code of Business Conduct and Ethics.

The complete Code of Business Conduct and Ethics may be found on our website at www.rasertech.com. We will also furnish copies of the Code of Business Conduct and Ethics to any person who requests it. Requests for copies should be directed to the Secretary, 5152 North Edgewood Drive, Suite 200, Provo, Utah 84604.

ITEM 11.	Executive Compensation.

This discussion and analysis provides you with an understanding of our executive compensation philosophy, plans and practices, and gives you the context for understanding and evaluating the more specific compensation information contained in the tables and related disclosures that follow.

Overview of Our Compensation Program Philosophy and Process

We strongly believe that our ability to attract and retain a high caliber of executive talent in the marketplace is essential for us to execute our business plan. In light of the extraordinary challenges facing our business, we believe that our compensation practices play an important part in attracting and retaining the talent necessary to achieve our desired outcomes.

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

The Compensation Committee believes that the Company’s executive compensation program has been appropriately designed to provide a level of incentives that do not encourage our executive management to take unnecessary risks in managing their respective business segments or functions. We place great importance on the consistency of our executive management in achieving results that we believe will enhance long-term shareholder value. The Compensation Committee believes that using an effective and individualized executive compensation package will serve to attract, motivate and retain highly qualified executive officers and provide them with the opportunity to build a meaningful ownership stake in our Company. A substantial portion of our executive management’s compensation is performance-based. Our annual incentive compensation program is designed to reward annual development, operational and/or strategic performance in areas considered critical to the short- and long-term success of our Company. We believe this discourages risk-taking that focuses excessively on short-term profits at the sacrifice of the long-term health of our Company. In combination, the Compensation Committee believes that the various elements of our executive compensation program sufficiently tie our executives’ compensation opportunities to our focus on sustained long-term growth and performance.

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

The Compensation Committee may also use marketplace compensation data to determine the mix provided in each category of compensation (cash and noncash, short-term and long-term). However, the Compensation Committee has not adopted a specific policy or formula to allocate value between the various categories or subcategories of compensation elements. Generally, the Compensation Committee has used a mix of short term cash and long-term equity based compensation. We believe this approach aligns our named executive officers’ interests with those of our stockholders. We believe this approach is an effective incentive for our executives to be forward-looking and proactive in meeting the challenges presented by the continual changes in our competitive environment. We also believe this approach has significant retention value.

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

Our current named executive officers are employed on an “at-will” basis with no guaranteed annual increase in base salary. However, salary increases may be awarded to any executive officer at the discretion of the Compensation Committee. In establishing a named executive officers’ initial base salary level the Compensation Committee considers prior experience and salary history, job responsibilities, job performance, seniority and market data on base salary levels from various survey sources, and overall inherent risk to executives in public companies. The Compensation Committee also reviews base salary based on internal comparisons of executives relative to their responsibilities. Any increases during the term of the employment are generally based on individual performance, the levels of achievement of our performance goals during the tenure of the executive and any increase in duties and responsibilities placed on the executive as a result of our continuing and significant growth.

Cash Bonus Incentive Compensation. Our cash bonus incentive plan provides a variable element to annual (short-term) cash compensation that is based on performance against predetermined performance targets and objectives. This element is needed to complete a competitive total annual cash compensation package. However, it is at risk for performance. This plan puts a significant amount of annual cash compensation at risk and supports our objective that our executive officers balance achieving satisfactory or better current year development and operating results with achieving long-term development objectives. . Given the financial condition of the company, no cash bonus incentive compensation was paid for 2010.Equity Based Incentive Compensation. In our view, one of the most important elements of the executive function is the assessment and management of risk. Our equity based long-term incentive compensation program is the compensation link between the executive officer’s decision making and the long-term outcomes of those decisions. As described in more detail below, our standard vesting schedules require a relatively long holding period before a meaningful portion of the equity based compensation can be realized, allowing time to see the results of the decisions, and providing the market time to react to the results, as well as providing a greater retention value.

In March 2004, our Board of Directors adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and our stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first day of each fiscal year, or an amount determined by the Board of Directors, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of January 1, 2011, we were authorized to issue up to 13,193,173 shares of common stock pursuant to the Plan.

We believe that a strong reliance on long-term equity based compensation is advantageous because this type of compensation fosters a long-term commitment by executive employees and motivates them to improve the long-term market performance of our stock. In prior years, we attempted to achieve this goal with large share grants to our executives which typically vested over a three-year period. However, certain of those executives resigned when their share grants became substantially vested. Beginning in 2006, the Compensation Committee decided that a more effective way to provide sufficient incentives to retain executive talent was to grant options to purchase our common stock upon initial employment and granting additional options from time to time. The option grant dates are not established to coincide with releases of material non-public information. Rather, the option grant dates are established as the start date of the executive’s employment or the approval date of the Compensation Committee. Options granted to executive officers typically vest over a three to five-year period. We have also amended the options agreement for both granted and to-be-granted options to extend the time an employee is allowed to exercise vested options once they terminate employment. The Compensation Committee considers the base salary, cash bonus incentive plan, and the current Black-Scholes value of the stock options to determine the quantity and vesting period. See the tables below regarding share grants and option grants awarded to our executive officers.

On January 15, 2010, Mr. Goodman was awarded 228,571options to purchase shares of our common stock and on March 10, 2010, Mr. Perry was awarded 194,174 options to purchase shares of our common stock as part of the compensation package when hired.   The stock option grants provided for the vesting of 19,048 and 16,181shares, respectively, each three months for three years.

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

Perquisites. Executive officers receive an annual allotment of personal time off (“PTO”) based upon the number of years of service and executive level position. All unused PTO at the end of 2010 was carried over up to a maximum of 25 day by executive officers.

Payments in Connection with a Change in Control. Following a “change in control”, two of our named executive officers (CEO and CFO) are entitled to receive 18 months base salary as severance if the event occurs within one year of beginning employment. Additionally all unvested share grants and unvested stock options held by any named executive officer will become immediately vested following a “change in control” of company ownership.

Payments in Connection with Severance, Two of our named executive officers (CEO and CFO) are entitled to receive 12 months base salary as severance upon termination for reason other than “cause”, as defined in the employment agreement, or the named executive officer terminates employment for “good reason”, as defined in the employment agreement.

Emphasis on Performance

As described above, the Compensation Committee has set various company and individual targets, objectives and performance metrics for our executive officers to earn annual cash bonuses. These targets, objectives and performance metrics are designed to reflect the development stage of our business. We also believe that measuring performance at both the Company level and the individual level is appropriate, because our executive group needs to operate as a team and as individuals to achieve our objectives.

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

Emphasis on Long-Term Stock Ownership

Vesting of Equity Based Incentive Compensation. We seek to achieve the long-term objectives of equity compensation in part by having a vesting period of three to five years for stock options granted to our employees.

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

Other Considerations

The Compensation Committee does not take into account aggregate amounts realized or realizable from prior years’ compensation when making decisions regarding current compensation levels. The Compensation Committee believes that in order to maintain the best group of executives to lead the Company, we need to provide individualized compensation packages which are highly competitive with the marketplace and reward performance. High-quality executive talent with the experience and capabilities sought by us is scarce. The Compensation Committee believes that if we could not provide attractive compensation packages to each executive, there would be risk to stockholder value. Conversely, to reduce current year compensation below competitive levels is seen by the Compensation Committee as counterproductive.

Role of Named Executive Officers in the Compensation Process. As part of their job responsibilities, certain of our named executive officers participate in gathering and presenting facts related to compensation and benefit matters as requested by the Compensation Committee, and in formulating and making recommendations to the Compensation Committee in these areas. The executives, together with our employees who work in the compensation area and the compensation consultants, also conduct research with other expert sources to keep abreast of developments in these areas. All decisions, however, regarding the compensation of our executive officers are made by the Compensation Committee, which consists entirely of independent members of the Board of Directors.

Summary Compensation Table for Fiscal Year 2010

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards ($) (5)	(f) Option Awards ($) (5)	(g) Non-Equity Incentive Plan Compensation ($)	(h) Changes in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)	(j) Total ($)
Nicholas Goodman (1)	2010	$280,631	$—	$—	$199,177	$—	$—	$144,682	$624,490
Chairman of the Board	2009	$—	$—	$—	$—	$—	$—	$—	$—
and Chief Executive Officer (principal executive officer)	2008	$—	$—	$—	$—	$—	$—	$—	$—

John T. Perry (2)	2010	$201,670	$20,000	$—	$165,708	$—	$—	$26,115	$413,493
Chief Financial Officer	2009	$—	$—	$—	$—	$—	$—	$—	$—
(principal financial and accounting officer)	2008	$—	$—	$—	$—	$—	$—	$—	$—

Kraig T. Higginson (3)	2010	$345,000	$—	$—	$—	$—	$—	$1,100	$346,100
Former Chairman	2009	$180,000	$—	$—	$241,025	$—	$—	$1,200	$422,225
of the Board	2008	$180,000	$—	$—	$—	$—	$—	$1,200	$181,200

Richard D. Clayton (4)	2010	$201,667	$—	$—	$288	$—	$—	$1,100	$203,055
Former Executive Vice	2009	$181,050	$—	$—	$96,410	$—	$—	$1,200	$278,660
President, General Counsel, Secretary	2008	$172,763	$—	$—	$586,891	$—	$—	$1,200	$760,854

(1)
Nicholas Goodman began employment as the Chief Executive Officer in January 2010 with a base salary of $300,000. Mr. Goodman did not receive additional compensation for serving as a member of the Board of Directors.  Included in other compensation, are taxable reimbursements to Mr. Goodman received for moving expenses from Alaska to Utah and certain payroll tax “gross up” totaling $143,532.

(2)
John T. Perry began employment as the Chief Financial Officer in March 2010 with a base salary of $250,000.Mr. Perry receives a fixed quarterly retention bonus of $5,000.  Included in other compensation, are taxable reimbursements to Mr. Perry received for moving expenses from Arizona to Utah and certain payroll tax “gross up” totaling $25,116.

(3)
Kraig T. Higginson is the founder of the Company. As Executive Chairman, Mr. Higginson received a base salary of $180,000 in 2008, 2009, and 2010.  In December 2010, Mr. Higginson resigned as the Executive Chairman of the Board to accept employment at VIA Motors, Inc.  Pursuant to a severance agreement dated in December 2010, Mr. Higginson is entitled to receive $180,000 paid over the succeeding twelve months.  We included the entire severance amount of $180,000 in the annual salary for 2010.  Mr. Higginson remained as a member of the Board of Directors until his resignation in February 2011 to focus his full attention to VIA Motors, Inc.

(4)
Richard D. Clayton began employment in March 2007. During 2008, the annual base salary of Mr. Clayton was $181,050. In January 2010, his annual base salary increased to $220,000.  Mr. Clayton resigned in November 2010 to accept employment at VIA Motors, Inc. Pursuant to a severance agreement dated in November 2010, Mr. Clayton immediately vested all of his previously unvested stock options.  The post-employment exercise provision of all Mr. Clayton stock option awards was changed to expire on November 30, 2013.  Based upon this modification of terms, we recognized an additional $288 in equity based compensation expense.

(5)
Columns (e) and (f) represent the aggregate grant date fair value of stock awards and stock option awards made to the named executive officers in 2010. The reported amounts are calculated in accordance with the provisions of ASC Topic 718 “Equity Based Compensation”. Under SEC rules relating to executive compensation disclosure, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. Fair values relating to share grants have been determined under Topic 718 of the Accounting Standards Codification and were calculated using the common stock closing price on the date of grant and multiplying that price by the number of shares subject to the share grant. See “Grants in 2010 of Plan Based Awards” table below. For option awards, we utilize the Black-Scholes option-pricing model to determine the fair value on the date of the grant multiplied by the number of options subject to the option grants in accordance with Topic 718 of the Accounting Standards Codification. For any awards that are subject to performance conditions, the aggregate fair value at the grant date assume that the highest level of performance conditions will be achieved. For information on the assumptions used to calculate the fair value of stock option grants, refer to Footnote 2, “Summary of Significant Accounting Policies,” to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. No other stock option awards received by our named executives above were forfeited or cancelled during 2010. The 2008 stock option award amounts have been restated from prior proxy disclosures to reflect recent changes in the SEC rules.

Grants in 2010 of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to our named executive officers in 2010, as follows (1) the grant date for equity awards; (2) the estimated future payouts under non-equity incentive plan awards; (3) the estimated future payouts under equity incentive plan awards which consist of performance based options to purchase shares of our common stock; (4) all other share awards and option awards, which includes the number of shares underlying such stock option awards; (5) the exercise price of the stock option awards, which reflects the closing price of our common stock on the date of grant; and (6) the grant date aggregate fair value of each equity award computed under Topic 718 of the Accounting Standards Codification.

Name (a)	Grant Date (b)	Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payments Under Equity Incentive Plan Awards			All Other Share Awards: Number of Shares or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)		Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Nicholas Goodman	—	$—	$—	$—	—	—	—	—	—		$—	$—
	1/25/2010								228,571	(2)	$1.05	$199,177	(4)

John T. Perry	—	$—	$—	$—	—	—	—	—	—		$—	$—
	3/10/2010								194,174	(3)	$1.03	$165,708	(4)

Kraig T. Higginson	—	$—	$—	$—	—	—	—	—	—		$—	$—

Richard D. Clayton	—	$—	$—	$—	—	—	—	—
	11/30/2010											$288	(5)

(1)
In prior years, we implemented a non-equity performance based bonus plan available to our named executive officers based upon achieving minimum, target, and maximum performance levels. Given our current financial condition actual amounts payable with respect to these bonuses were zero as reflected in the “Summary Compensation Table for Fiscal Year 2010” above under the “Non-Equity Incentive Plan Compensation” column. For 2011, the Compensation Committee and management are now in the process of reviewing and approving the key elements of cash bonus incentive compensation including target percentages of base salary for each named executive officer for 2011.

(2)
On January 25, 2010, as part of Mr. Goodman’s employment contract, the Compensation Committee of our Board of Directors awarded Mr. Goodman options to purchase 228,571shares of our common stock at an exercise price of $1.05 per share.  The stock option grant provides for the vesting of 19,048 shares each three months until January 25, 2013.

(3)
On March 10, 2010, as part of Mr. Perry’s employment contract, the Compensation Committee of our Board of Directors awarded Mr. Perry options to purchase 194,174 shares of our common stock at an exercise price of $1.03 per share.  . The stock option grant provides for the vesting of 16,181 shares each three months until March 10, 2013.

(4)
Amounts are based on the aggregate grant date fair value of stock awards and stock option awards made to the named executive officers in 2010. The reported amounts are calculated in accordance with the provisions of ASC Topic 718. For information on the assumptions used to calculate the fair value of stock option grants, refer to Footnote 2. “Summary of Significant Accounting Policies,” to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

(5)
Pursuant to a severance agreement dated in November 2010, Mr. Clayton immediately vested all of his previously unvested stock options.  The post-employment exercise provision of all Mr. Clayton stock option awards was changed to expire on November 30, 2013.  Based upon this modification of terms, we recognized an additional $288 in equity based compensation expense computed as the incremental fair value of the modified options on the modification date.  The reported amounts are calculated in accordance with the provisions of ASC Topic 718. For information on the assumptions used to calculate the fair value of stock option grants, refer to Footnote 2, “Summary of Significant Accounting Policies,” to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Outstanding Equity Awards at December 31, 2010

The following table provides information on the current holdings of stock options and stock awards by our named executive officers. This table includes unexercised, vested and unvested option awards (see columns (b), (c), (d), (e), and (f)) and unvested stock awards (see column (g)). The vesting schedules for these grants are disclosed in the footnotes to this table. The market value of the stock awards is based upon the closing market price of a share of our common stock as of December 31, 2010, which was $0.165 per share.

	Option Awards							Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unvested Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Nicholas Goodman	57,144		171,592	(1)	—	$1.05	1/25/2020	—	—	—	—

John T. Perry	48,543		145,631	(2)	—	$1.03	3/10/2020	—	—	—	—

Kraig T. Higginson	50,000		200,000	(3)	—	$1.16	12/4/2019	—	—	—	—

Richard D. Clayton	115,000	(4)	—		—	$4.94	11/30/2013	—	—	—	—
	75,000	(4)	—		—	$9.60	11/30/2013	—	—	—	—
	3,500	(4)	—		—	$5.13	11/30/2013	—	—	—	—
	100,000	(4)	—		—	$1.16	11/30/2013	—	—	—	—

(1)	19,048 shares underlying the options vest quarterly from April 25, 2010 to January 25, 2013.

(2)	16,181 shares underlying the options vest quarterly from June 10, 2010 to March 10, 2013.

(3)
12,500 shares underlying the options vest quarterly from March 4, 2010 to December 4, 2014. On February 11, 2011, Mr. Higginson resigned as member of our Board of Directors to focus his full efforts to the success of VIA Motors, Inc.  As part of Mr. Higginson’s termination agreement, 100% of the unvested options on February 11, 2011 vested immediately and the post-employment expiration date of the options was changed to February 11, 2014.

(4)
On November 30, 2010, Mr. Clayton resigned to accept employment at VIA Motors, Inc.  As part of his severance agreement, 100% of the unvested options on November 30, 2010 vested immediately and the expiration date of the options was changed to November 30, 2013.

Options Exercised and Stock Vested in 2010

The following table provides information, for each named executive officer, on (1) stock option exercises during 2010, including the number of shares acquired upon exercise and the value realized, and (2) the number of shares delivered resulting from vesting of stock grants and the value realized before payment of any applicable withholding tax. No stock options or stock awards vested during 2010 for any officer of the Company.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Nicholas Goodman	—	$—	—	$—
John T. Perry	—	$—	—	$—
Kraig T Higginson	—	$—	—	$—
Richard D. Clayton	—	$—	—	$—

Employment Contracts and Change in Control Arrangements

Except as indicated below, there are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company. All options will automatically vest in full upon a change in control of the Company as defined in the option agreements. If a change in control in our Company had occurred as of December 31, 2010, 200,000 unvested options for Mr. Higginson would have vested immediately; 171,592 unvested options for Mr. Goodman would have vested immediately; and 145,631unvested options for Mr. Perry would have vested immediately.

Agreements with our Named Executive Officers

The following is a description of selected terms of the agreements that we have entered into with our named executive officers, as such terms relate to the compensation reported and described in this proxy statement.

Employment Agreement with Nicholas Goodman

Base Salary. The agreement provides for an annual salary of $300,000 from inception of this agreement on January 25, 2010. The agreement is an “At Will” agreement with no expiration date.

Bonus. The agreement provides that Mr. Goodman is eligible to participate in an incentive bonus plan at 50% of base salary.

Equity-Based Incentive Awards. The agreement provides that Mr. Goodman is granted incentive stock options to purchase $240,000 of our common stock based upon the closing market price on January 25, 2010, which was $1.05. The options vest ratably over three years.

Severance Agreement. The agreement provides that in the event Mr. Goodman is terminated for reason other than “cause”, as defined in the employment agreement or if Mr. Goodman terminates employment for “good reason”, as defined in the employment agreement, he will be entitled to receive, as severance, one year base salary ($300,000 based upon current salary) within 30 days of such termination and all unvested options will vest immediately. If there shall be a change of control, such as the sale of the Company, merger or acquisition, and if within one year of such change in control Mr. Goodman’s employment is terminated or if his responsibilities shall be other than those typically granted to a chief executive officer, or within 60 days of the change of control he elects to terminate his employment with the Company, he will be paid eighteen months base salary ($450,000 based upon current salary) as severance within thirty days of the event giving rise to the right to such payment.

Perquisites. The agreement provides that Mr. Goodman is entitled to six weeks paid time off annually. Mr. Goodman is also entitled to normal and customary moving and house hunting expenses, including $20,000 for incidentals relating to his move from Alaska.

Employment Agreement with John T. Perry

Base Salary. The agreement provides for an annual salary of $250,000 from inception of this agreement on March 10, 2010. The agreement is an “At Will” agreement with no expiration date.

Bonus. The agreement provides that Mr. Perry is eligible to participate in an incentive bonus plan at 50% of base salary. Mr. Perry will also receive a fixed quarterly payment of $5,000 during the first year of employment.

Equity-Based Incentive Awards. The agreement provides that Mr. Perry is granted incentive stock options to purchase $200,000 of our common stock based upon the closing market price on March 10, 2010, which was $1.03. The options shall vest ratably over three years.

Severance Agreement. The agreement provides that in the event Mr. Perry is terminated for reason other than “cause”, as defined in the employment agreement, or if Mr. Perry terminates employment for “good reason”, as defined in the employment agreement, he will be entitled to receive, as severance, one year base salary ($250,000 based upon current salary) within 30 days of such termination and all unvested options will vest immediately. If there shall be a change of control, such as the sale of the Company, merger or acquisition, and if within one year of such change in control Mr. Perry’s employment is terminated or if his responsibilities shall be other than those typically granted to a chief financial officer, or within 60 days of the change of control he elects to terminate his employment with the Company, he will be paid eighteen months base salary ($375,000 based upon current salary) as severance within thirty days of the event giving rise to the right to such payment.

Perquisites. The agreement provides that Mr. Perry is entitled to six weeks paid time off annually. Mr. Perry is also entitled to normal and customary moving and house hunting expenses, including $10,000 for incidentals relating to his move from Arizona.

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

COMPENSATION OF DIRECTORS

Compensation of the Chairman

Mr. Kraig T. Higginson served as our Chairman and a director from 2003 until his resignation as an employee and Chairman in December 2010 to accept employment with VIA Motors, Inc.  Mr. Higginson resigned as director in February 2011 to focus his full efforts on the success of VIA Motors, Inc.   In addition, Mr. Higginson served as our President from October 2003 to March 2004 and as our Chief Executive Officer from March 2004 to January 2005. Subsequent to January 2005 until his respective resignations, Mr. Higginson continued to serve as a full time employee and as our Chairman until December 2010. His duties as our employee consisted primarily of providing support and advice to our executive officers as well as helping structure capital transactions and work with investors.

Because Mr. Higginson served as Chairman of the Board of Directors was also an employee, he did not receive any additional compensation for his services as a director. During 2010, Mr. Higginson received an annual salary of $180,000. Since inception of our Amended and Restated 2004 Long-Term Incentive Plan, Mr. Higginson received 250,000 options to purchase shares of our common stock at an exercise price of $1.16 per share vesting quarterly over a five year period.  Upon Mr. Higginson’s resignation as Chairman of the Board in December 2010, we and Mr. Higginson’s entered into a severance agreement, pursuant to which he will receive $15,000 per month for twelve months ending December 3, 2011.  As part of Mr. Higginson’s February 11, 2011 termination agreement, 100% of the unvested options on February 11, 2011 vested immediately and the post-employment expiration date of the options was changed to February 11, 2014.

On December 3, 2010, Mr. Goodman was appointed as Chairman of the Board of Directors.  Because Mr. Goodman is also an employee, he did not receive additional compensation for his service as a director.  During 2010, Mr. Goodman received an annualized salary of $300,000.  Mr. Goodman was also granted 228,571 options to purchase shares of our common stock at an exercise price of $1.05 per share vesting quarterly over a three year period.

Compensation of Other Directors

Consistent with similarly-sized public companies in similar industries, we offer compensation to the non-employee members of our Board of Directors. Directors who are also our employees do not receive any fees for their services as directors. The director compensation is based upon a review of compensation levels for outside directors at comparable, similarly-sized, public companies. Accordingly, based upon the review and subsequent approval by the Compensation Committee, each non-employee director receives an $8,000 annual retainer ($2,000 quarterly). Additionally, each non-employee director receives annual Board meeting fees totaling $10,000 ($2,500 quarterly) and annual Committee fees totaling $15,000 ($3,750 quarterly). Mr. Markowitz receives an annual fee of $5,000 ($1,250 quarterly) in his capacity as the chairperson of the Compensation Committee. Mr. Herickhoff receives an annual fee of $5,000 ($1,250 quarterly) in his capacity as the chairperson of the Nominating and Governance Committee. Mr. Roeder receives an annual fee of $15,000 ($3,750 quarterly) in his capacity as chairperson of the Audit Committee.

Non-employee directors and employee directors are reimbursed for travel expenses for meetings attended.

On July 3, 2006, the Compensation Committee of the Board of Directors approved a new compensation plan for our outside directors. The standard equity package pursuant to the new plan consists of common stock awards varying in quantity from year to year based upon the nominal fair value of $95,000 as of the date of each Annual Meeting of Stockholders (each actual share award is rounded to the nearest round lot of 100 shares). As of June 2009, all directors had elected to participate in the new compensation plan.

Beginning in 2010, the compensation committee voted to participate in a new director compensation plan effective June 1, 2010.  Under the new plan, on the date of the Annual Meeting of the Stockholders, each of the independent directors receives deferred stock units (“DSUs”) based upon the fair value of underlying shares of our common stock of $95,000 rather than restricted stock. The DSUs permit the non-employee directors to defer delivery of the shares of common stock until a specified date or the date when the director terminates service as a board member. Such DSUs cover the same number of shares as the restricted stock awards and have the same one-year vesting period. If the director resigns prior to the vesting date of the DSUs, the shares underlying the DSUs will be forfeited and not delivered. On June 9, 2010, four of the five non-employee directors elected to receive DSUs instead of restricted stock. Accordingly, we granted a total of 730,800 DSUs to members of our Board of Directors under the Director Compensation Plan. Mr. Perriton voluntarily waived the 2010 annual grant of DSUs and ultimately resigned from our Board of Directors on December 3, 2010.  However, as part of the former director’s severance package, he received 91,150 unrestricted shares of our common stock that were delivered in December 2010.  The fair value of the shares granted to the former director on the grant date totaled $15,000.

On July 13, 2009, the Board of Directors created a special committee for a period of two months ending on September 15, 2009 consisting of Mr. Roeder and Mr. Markowitz. The special committee was assigned to evaluate the effectiveness of our current operations and management, provide status reports and recommendations to the Board of Directors and instruct management to implement operational or management changes authorized by the special committee. For their service on the special committee, Mr. Roeder and Mr. Markowitz received $50,000 each.

On August 17, 2009, the Board of Directors authorized us to contract with Mr. Doughman to provide certain consulting services relating to evaluating and recommending corporate strategic initiatives to the Board of Directors. Mr. Doughman received approximately $92,250 for his services which terminated on December 31, 2009.

On December 4, 2009, the Compensation Committee awarded Messrs, Markowitz, Herickhoff, Doughman and Roeder 25,000 options each to purchase shares of our common stock at an exercise price of $1.16 per share. The options vest quarterly over a five-year period and have a fair value totaling $24,100 which will be recognized at a rate of $402 per month beginning in January 2010. These options expire on December 4, 2019.

On October 28, 2010, the Board of Director created a special committee consisting of Mr. Markowitz, Mr. Roeder and Mr. Herickhoff.   The special committee was assigned to advise the Board of Directors regarding the sale of our Transportation and Industrial business segment. Mr. Markowitz, Mr. Roeder and Mr. Herickhoff received $5,000 each for their services.

Director Compensation Table for Fiscal Year 2010

The following table sets forth specified information regarding the compensation for 2010 of our non-employee directors. Our employee directors, Messrs. Higginson and Goodman do not receive any compensation for their services as directors. Mr. Perriton returned from living in Korea and serving as a Mission President for The Church of Jesus Christ of Latter-day Saints in July 2010.  While living in Korea, he could participate in Board and Committee meetings only occasionally and only telephonically. As a result, Mr. Perriton did not receive any cash compensation for his service as a director during the first quarter of 2010. Mr. Perriton resigned as director on November 19, 2010 and accepted a position as director of VIA Motors, Inc.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (6)	Options Awards ($) (d) (7)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension and Nonqualified Compensation Earnings ($) (f)	All Other Compensation ($) (g) (8)	Total ($) (h)
Kraig T. Higginson	$—	$—	$—	$—	$—	$—	$—
Nicholas Goodman	$—	$—	$—	$—	$—	$—	$—
Scott E. Doughman (1)	$33,000	$95,004	$—	$—	$—	$—	$128,004
James A. Herickhoff (2)	$43,000	$95,004	$—	$—	$—	$—	$138,004
Barry G. Markowitz (3)	$43,000	$95,004	$—	$—	$—	$—	$138,004
Reynold Roeder (4)	$53,000	$95,004	$—	$—	$—	$—	$148,004
Alan Perriton (former director) (5)	$24,750	$14,991	$—	$—	$—	$—	$39,741

(1)
On June 6, 2010, Mr. Doughman received a stock award in accordance with the new compensation plan described above. Accordingly, Mr. Doughman was granted 182,700 DSUs to acquire shares of our common stock that will vest on June 6, 2011 and be delivered upon Mr. Doughman’s termination as a director.  On June 25, 2010, one year after the 2009 Annual Meeting of Stockholders 26,000 shares vested and were delivered to Mr. Doughman. The fair value of the stock award was computed based upon the closing market price of our common stock on the grant date totaling $95,004. The aggregate number of Mr. Doughman’s unexercised option awards outstanding at December 31, 2010 totaled 30,000.

(2)
On June 6, 2010, Mr. Herickhoff received a stock award in accordance with the new compensation plan described above. Accordingly, Mr. Doughman was granted 182,700 DSUs to acquire shares of our common stock that will vest on June 6, 2011 and be delivered upon Mr. Herickhoff’s termination as a director.  On June 25, 2010, one year after the 2009 Annual Meeting of Stockholders 26,000 shares vested and were delivered to Mr. Herickhoff. The fair value of the stock award was computed based upon the closing market price of our common stock on the grant date totaling $95,004. The aggregate number of Mr. Herickhoff’s unexercised option awards outstanding at December 31, 2010 totaled 58,333.

(3)
On June 6, 2010, Mr. Markowitz received a stock award in accordance with the new compensation plan described above. Accordingly, Mr. Markowitz was granted 182,700 DSUs to acquire shares of our common stock that will vest on June 6, 2011 and be delivered upon Mr. Markowitz’s termination as a director.  On June 25, 2010, one year after the 2009 Annual Meeting of Stockholders 26,000 shares vested and were delivered to Mr. Markowitz. The fair value of the stock award was computed based upon the closing market price of our common stock on the grant date totaling $95,004. The aggregate number of Mr. Herickhoff’s unexercised option awards outstanding at December 31, 2010 totaled 40,000.

(4)
On June 6, 2010, Mr. Roeder received a stock award in accordance with the new compensation plan described above. Accordingly, Mr. Roeder was granted 182,700 DSUs to acquire shares of our common stock that will vest on June 6, 2011 and be delivered upon Mr. Roeder’s termination as a director.  On June 25, 2010, one year after the 2009 Annual Meeting of Stockholders 26,000 shares vested and were delivered to Mr. Roeder. The fair value of the stock award was computed based upon the closing market price of our common stock on the grant date totaling $95,004. The aggregate number of Mr. Roeder’s unexercised option awards outstanding at December 31, 2010 totaled 95,000.

(5)
On November 19, 2010, Mr. Perriton resigned as a member of our Board of Directors.  In accordance with Mr. Perriton’s severance agreement, the Compensation Committee granted and delivered to Mr. Perriton 91,350 shares of unrestricted stock that vested immediately.   The fair value of the stock award was computed based upon the closing market price of our common stock on the grant date totaling $15,000. The aggregate number of Mr. Perriton’s unexercised options at December 31, 2010 totaled 70,000.

(6)
Column (d) represents the aggregate grant date fair value of stock option awards made to the named executive officers in 2010. The reported amounts are calculated in accordance with the provisions of ASC Topic 718 “Equity Based Compensation”. Under SEC rules relating to executive compensation disclosure, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. We utilize the Black-Scholes option-pricing model to determine the fair value on the date of the grant multiplied by the number of options subject to the option grants in accordance with Topic 718 of the Accounting Standards Codification. For information on the assumptions used to calculate the fair value of stock option grants, refer to Footnote 2. “Summary of Significant Accounting Policies,” to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the foregoing compensation discussion and analysis with management. Based upon our review and discussions, the Compensation Committee has recommended to the Board of Directors that the compensation discussion and analysis be included in this Form 10-K.

THE COMPENSATION COMMITTEE OF
THE BOARD OF DIRECTORS

Barry G. Markowitz (Committee Chair)
James A. Herickhoff
Scott E. Doughman

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of March 31, 2011, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our current directors and executive officers as a group. As of March 31, 2011, we had one class of voting securities that consisted of 117,083,202 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 31, 2011, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. The following tables are based upon information supplied by directors, officers and principal stockholders and reports filed with the SEC.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Kraig T. Higginson (5152 N. Edgewood Dr., Suite 200 Provo, Utah 84604)	13,583,925	(1)	11.1%

Common Stock	Fletcher International, Ltd. (48 Wall Street, 5th Floor, New York, New York 10005)	11,494,843	(2)	9.8%

(1)
Consists of 5,615,600 shares held in the name of Higginson Family Investments, LLC, 1,519,079 shares held in the name of Radion Energy LLC, 490,650 shares held in the name of Jeanette S. Higginson, 629,772 shares held in street name, and 500,000 shares held in the name of HP Fund, LLC, each of which are deemed to be controlled by Mr. Higginson. Includes options to purchase 250,000 shares of our common stock exercisable at March 31, 2010 by Mr. Higginson.  Also includes warrants held by Radion Energy LLC at March 31, 2011 to acquire up to 1,017,428 shares of our common stock at an exercise price of $6.00 per share and to acquire 3,561,396 shares of our common stock at an exercise price of $0.25 per share. The options and warrants are also deemed to be controlled by Mr. Higginson.

(2)
On March 16, 2011, we entered into a Settlement Agreement with Fletcher.  Pursuant to the Settlement Agreement Fletcher agreed to cancel and deliver to us the Fletcher 2008 Warrant, the Fletcher 2010 Preferred Warrant and the Preferred Stock and release any and all claims against us that may have arisen prior to March 16, 2011 under the Fletcher 2008 Warrant, the Fletcher 2010 Preferred Warrant and the Preferred Stock and related agreements. Pursuant to the Settlement Agreement, Fletcher represented to us that its beneficial ownership also included 686,113 shares of our common stock.  As consideration for entering into the Settlement Agreement, we agreed to issue to Fletcher, as and when requested by Fletcher 51,713,948 shares of our common stock (the “Settlement Stock”), of which 10,808,730 shares were issued to Fletcher on the March 16, 2011.  Concurrent with the issuance of the Settlement Stock, we also issued a warrant to purchase up to 26,864,388 shares of our common stock, the exercise of which is subject to a 9.9% blocker.  Since the Settlement Agreement contains a 9.9% beneficial ownership blocker, the shares of our common stock that cannot be delivered or exercised under the related warrants are excluded from the beneficial ownership computation above.

Security Ownership of Management and Directors

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Reynold Roeder	126,025	(1)	*
Common Stock	James A. Herickhoff	103,383	(2)	*
Common Stock	Nicholas Goodman	95,239	(3)	*
Common Stock	Barry G. Markowitz	84,050	(4)	*
Common Stock	John T. Perry	64,724	(5)	*
Common Stock	Scott E. Doughman	46,750	(6)	*
	All Directors and Executive Officers as a Group	520,171		*

*	Less than 1%

(1)
Consists of 21,775 shares held in the name of Reynold and Wendy S. Roeder, JTWROS, 26,000 shares held in the name of Mr. Roeder and 2,000 shares held in street name, each of which are deemed to be controlled by Mr. Roeder. Also includes options to purchase 76,250 shares of our common stock exercisable within 60 days of March 31, 2011by Mr. Roeder.

(2)
Consists of 58,800 shares held by Mr. Herickhoff and 5,000 shares held in street name, each of which are deemed to be controlled by Mr. Herickhoff. Also includes options to purchase 39,583 shares of our common stock exercisable within 60 days of March 31, 2011 by Mr. Herickhoff.

(3)	Includes options to purchase 95,239 shares of our common stock exercisable within 60 days of March 31, 2011 by Mr. Goodman.

(4)
Consists of 58,800 shares held in the name of Mr. Markowitz and 4,000 shares held in street name, each of which are deemed to be controlled by Mr. Markowitz. Also includes options to purchase 21,250 shares of our common stock exercisable within 60 days of March 31, 2011 by Mr. Markowitz.

(5)	Includes options to purchase 64,724 shares of our common stock exercisable within 60 days of March 31, 2011by Mr. Perry.

(6)	Consists of 35,500 shares held in the name of Mr. Doughman. Also includes options to purchase 11,250 shares exercisable within 60 days of March 31, 2011 by Mr. Doughman.

No shares of Preferred Stock are owned by members of our Board of Directors or by executive management.

Changes in Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change of control.

Securities Authorized For Issuance under Equity Compensation Plans.

The following table sets forth the number of shares of our common stock underlying outstanding options and warrants that have been issued under our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	4,326,326	$4.94	434,856
Equity compensation plans not approved by security holders	14,100,137	$3.41	—
Total	18,426,463	$3.77	434,856

In March 2004, our Board of Directors adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and our stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first day of each fiscal year, or an amount determined by the Board of Directors, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of December 31, 2010, we were authorized to issue up to 11,443,173 shares of common stock pursuant to the Plan.

From time to time, the Board of Directors approves, based upon the recommendation of management, the issuance of warrants or other securities to vendors, service providers, or individual participants in approved company financings as equity compensation.

During 2010, we issued 561,167 unrestricted shares of our common stock to settle outstanding invoices from various service providers for the construction of our Thermo No. 1 geothermal power plant and development of our Indonesia project.  The non-cash payments approximated the fair value on the dates the shares were granted totaling $308,700.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

From inception to December 31, 2010, we granted options to purchase an aggregate of 1,082,745 shares of our common stock to individuals that currently serve as our named executive officers and directors. Such options were granted at exercise prices ranging from $1.03 to $25.95 per share, in each case reflecting the fair market value per share of our common stock on the date of grant. 186,667 of the options have been forfeited by the directors who chose to participate in the new director compensation plan effective July 3, 2006. No options awarded to current named executive officers and directors have been exercised as of December 31, 2010.

From inception to December 31, 2010 we granted 179,100 shares of our common stock and 730,800 deferred stock units to acquire shares of our common stock to our current named executive officers and directors. Of those shares granted, as of December 31, 2010, 179,100 shares have been issued and delivered, and are included in the total shares outstanding. Beginning in 2010, the compensation committee voted to participate in a new director compensation plan effective June 1, 2010.  Under the new plan, on the date of the Annual Meeting of the Stockholders, each of the independent directors receives deferred stock units (“DSUs”) based upon the fair value of underlying shares of our common stock of $95,000 rather than restricted stock. The DSUs permit the non-employee directors to defer delivery of the shares of common stock until a specified date or the date when the director terminates service as a board member. Such DSUs cover the same number of shares as the restricted stock awards and have the same one-year vesting period. If the director resigns prior to the vesting date of the DSUs, the shares underlying the DSUs will be forfeited and not delivered. On June 9, 2010, all four of the non-employee directors elected to receive DSUs instead of restricted stock. Accordingly, we granted a total of 730,800 DSUs to members of our Board of Directors under the Director Compensation Plan. Our former non-employee directors voluntarily waived the 2010 annual grant of DSUs and resigned from our Board of Directors on December 3, 2010.  However, as part of the former director’s severance package, he received 91,150 unrestricted shares of our common stock that were delivered in December 2010.  The fair value of the shares granted to the former director on the grant date totaled $15,000.

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

In 2009, there was one Related Party Transaction under the relevant standards: on January 27, 2009, we entered into an Unsecured Line of Credit Agreement and Promissory Note (the “Line of Credit”), among Radion Energy, LLC (“Radion”), Ocean Fund, LLC, Primary Colors, LLC and R. Thomas Bailey, an individual (collectively, the “Lenders”). The Line of Credit, allowed us to borrow up to $15.0 million, subject to the final approval of each advance by the Lenders. Radion committed $7.2 million of this amount and is controlled by our former Chairman of the Board of Directors, Mr. Higginson.

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

During 2009, in connection with borrowings under our Line of Credit, we issued to the Lenders Warrants to acquire approximately 1,799,774 shares of our common stock at a strike price of $6.00 per share. Of these Warrants issued to the Lenders, Warrants to acquire 955,064 shares of our common stock were issued to Radion. There is no anti-dilution or pricing reset feature associated with the Warrants. As of December 31, 2010, none of the Warrants had been exercised.

In the first quarter of 2010, we borrowed an additional $125,000 of the Line of Credit and Radion received additional LOC Warrants to acquire 62,364 shares of our common stock at a strike price of $6.00 per share as a result of the amount borrowed.  During the first and second quarters of 2010, we paid to Radion approximately $0.3 million of the loan principal and approximately $0.5 million of accrued interest.  On June 29, 2010, Radion assigned the rights, interests and privileges to our Line of Credit which were previously held by Radion to Evergreen Clean Energy Fund, LLC and Bombay Investments, Inc. The Audit Committee reviewed and approved this transaction under the Company’s Related Party Transactions Policy.  On February 10, 2011, Evergreen Clean Energy Fund, LLC assigned its rights to warrants to purchase 3,561,396 shares of our common stock to Radion at an exercise price of $0.25 per share.  No other Related Party Transactions occurred during fiscal year 2010.

Director Independence

We are committed to having sound corporate governance principles. Having such principles is essential to running our business efficiently and to maintaining our integrity in the marketplace. The Board determined that each of Mssrs. Doughman, Herickhoff, Roeder and Markowitz are “independent” directors, as such term is used in Item 407 of Regulation S-K, and within the meaning of the NYSE’s corporate governance listing standards as none is a member of management or has any other relationship with the Company that would render him not independent.  The Board of Directors determined that Mr. Higginson who resigned as an executive of the Company in November 2010 to accept employment with VIA Motors, Inc. is not independent due to being the beneficial owner of 8,755,101 shares of our common stock and 50,000 options and 1,017,428 warrants to acquire shares of our common stock or 9.2% of the entire Company effective December 31, 2010 and the extent of his involvement in the day-to-day management of the Company.

Board Structure and Committee Composition

As of December 31, 2010, our Board of Directors was comprised of six (6) directors and maintained the following three standing committees: Audit Committee; Compensation Committee; and Nominating and Governance Committee.  The membership of each board member as of December 31, 2010 and the standing committees are described below.

Name of Director	Audit Committee		Compensation Committee		Nominating and Governance Committee
Non-Employee Independent Directors:
Scott E. Doughman			X
James A. Herickhoff	X		X		X	*
Reynold Roeder	X	*
Barry G. Markowitz	X		X	*	X
Alan G. Perriton (resigned effective November 2010)
Non-Employee Dependent Director:
Kraig T. Higginson (resigned effective February 2011)
Employee Director:
Nicholas Goodman

X = Committee Member

* = Chairperson

ITEM 14.	Principal Accounting Fees and Services.

The following table sets forth a summary of the fees billed to us by Hein & Associates LLP for professional services performed for the years ended December 31, 2010 and 2009, respectively:

	2010	2009
Audit Fees (Hein & Associates LLP) (1)	$220,007	$374,069
Audit-Related Fees (2)	22,650	8,323
Tax Fees (3)	—	—
All Other Fees	—	—
Total	$242,657	$382,392

(1)
Consisted of fees for professional services rendered by Hein & Associates LLP for the audit of our annual financial statements included in our Annual Report on Form 10-K, and the review of financial statements included in our Forms 10-Qs or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

(2)
Consisted of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees” such as comfort or assurance letters.

(3)	Consisted of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

As discussed in Item 10. Directors, Executive Officers and Corporate Governance above, the Audit Committee appoints, evaluates and approves the compensation of our independent registered public accountants; reviews and approves the scope of the annual audit, the audit fee and the financial statements. The Audit Committee also approves all audit-related fees that are reasonably related to the performance of the annual audit such as comfort or assurance letters. Our Audit Committee has concluded that Hein & Associates LLP has remained independent throughout the audit processes for the years ending December 31, 2010 and 2009, respectively.

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

Exhibit Number	Description of Document
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

4.17	Form of Preferred Warrant (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed February 8, 2010 (File No. 001-32661))

4.19	Form of Warrant dated October 13, 2010 (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed October 19, 2010)
4.20	Form of Warrant issued by the Company to Fletcher (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed March 17, 2011)
4.18	Form of Private Underwriter Warrant (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed February 8, 2010 (File No. 001-32661))

10.1#	Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Appendix B to our information statement on Schedule 14C filed May 14, 2004 (File No. 000-30657))

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
 (File No. 001-32661))

Exhibit Number	Description of Document
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

Exhibit Number	Description of Document
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

10.89
Amendment, Consent and Forbearance Agreement, dated July 9, 2010 among Thermo No. 1 BE-01, LLC, The Prudential Insurance Company of America, Zurich American Insurance Company, Deutsche Bank Trust Company Americas, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 14, 2010)

10.90
Second Amendment to Account and Security Agreement, dated July 9, 2010, between Thermo No. 1 BE-01, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 14, 2010)

10.91
Subscription Agreement, dated July 14, 2010, between Raser Technologies, Inc. and War Chest Capital Partners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 20, 2010)

10.92
Subscription Agreement, dated July 19, 2010, between Raser Technologies, Inc. and Iroquois Master Fund, LTD. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 20, 2010)

10.93
Amendment No. 2 to Unsecured Line of Credit Agreement and Promissory Note, dated as of August 5, 2010, among Evergreen Clean Energy Fund, LLC, Bombay Investments, and Raser Technologies, Inc. (incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q filed August 11, 2010)

Exhibit Number	Description of Document
10.94
Subscription Agreement, dated September 14, 2010, between Raser Technologies, Inc. and War Chest Capital Partners (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 20, 2010)

10.95
Subscription Agreement, dated September 17, 2010, between Raser Technologies, Inc. and Capital Ventures International (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 20, 2010)

10.96
Subscription Agreement, dated September 17, 2010, between Raser Technologies, Inc. and Iroquois Master Fund, LTD. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed September 20, 2010)

10.97
Letter Agreement, dated October 1, 2010, among Raser Technologies, Inc., Evergreen-FE Lightning Dock, LLC, Los Lobos Renewable Power, LLC, Raser Power Systems LLC and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 4, 2010)

10.98
Secured Promissory Note, dated October 1, 2010, between Lightning Dock Geothermal HI-01, LLC and Evergreen-FE Lightning Dock, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed October 4, 2010)

10.99
Security Agreement, dated October 1, 2010, between Lightning Dock Geothermal HI-01, LLC and Evergreen-FE Lightning Dock, LLC (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed October 4, 2010)

10.100
Service Agreement for Point-to-Point Transmission Service executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and Western Renewable Power, LLC dated March 27, 2008 (incorporated by reference to Exhibit 10.12 to our quarterly report on Form 10-Q filed November 10, 2010)

10.101
Form of Service Agreement for Long-Term Firm Point-to-Point Transmission Service between PacifiCorp and Intermountain Renewable Power, LLC dated June 12, 2008 (incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-Q filed November 10, 2010)

10.102
Service Agreement for Firm Point-to-Point Transmission Service between Sierra Pacific Power Company and Western Renewable Power, LLC dated February 19, 2008 (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-Q filed November 10, 2010)

10.103
Tri-State Contract No. TS-08-0071 Service Agreement for Firm Point-to-Point Transmission Service for Lightning Dock Geothermal, LLC between Tri-State Generation and Transmission Association, Inc. and Lightning Dock Geothermal, LLC dated December 9, 2008 (incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q filed November 10, 2010)

10.104
Asset Purchase Agreement, dated November 18, 2010, between Raser Technologies, Inc. and VIA Automotive, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 24, 2010)

10.105
Shareholders’ Agreement, dated November 18, 2010, between Raser Technologies, Inc. and Berg & Berg Enterprises (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed November 24, 2010)

10.106
Controlled Equity Offerings Sales Agreement, dated April 7, 2010, between Raser Technologies, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed April 8, 2010)

10.107	Subscription Agreement, dated June 18, 2010 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010)

Exhibit Number	Description of Document
10.108	Subscription Agreement, dated June 28, 2010 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 2, 2010)

10.109
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

10.110	Subscription Agreement, dated Ju1y 14 2010 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 20, 2010)

10.111	Subscription Agreement, dated July 19, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 20, 2010)

10.112	Amendment No. 2 to Unsecured Line of Credit Agreement and Promissory Note, dated August 5, 2010 (incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q filed August 11, 2010)

10.113	Subscription Agreement, dated September 14, 2010 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 20, 2010)

10.114	Subscription Agreement, dated September 17, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed September 20, 2010)

10.115	Subscription Agreement, dated September 17, 2010 (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed September 20, 2010)

10.116
Letter agreement, dated October 1, 2010, among Evergreen-FE Lightning Dock, LLC, Raser Technologies, Inc., Los Lobos Renewable Power, LLC, Raser Power Systems LLC, and Lightning Dock Geothermal HI-01, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 5, 2010)

10.117
Secured Promissory Note, dated October 1, 2010, by Lightning Dock Geothermal HI-01, LLC to Evergreen – FE Lightning Dock, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed October 5, 2010)

10.118
Security Agreement, dated October 1, 2010, by Lightning Dock Geothermal HI-01, LLC to Evergreen – FE Lightning Dock, LLC (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed October 5, 2010)

10.119	Subscription Agreement, dated October _, 2010 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 19, 2010)

10.120	Amendment No. 3 to Unsecured Line of Credit Agreement and Promissory Note, dated October 13, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed October 19, 2010)

Exhibit Number	Description of Document
10.121	First Amendment to Amendment, Consent and Forbearance Agreement, dated October 28, 2010 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 1, 2010)

10.122
Promissory Note, dated October 28, 2010, issued by Raser Technologies, Inc.to Evergreen Clean Energy, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed November 1, 2010)

10.123	Deed of Trust and Security Agreement, dated October 28, 2010, by Raser Power Systems, LLC (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed November 1, 2010)

10.124	Security Agreement, dated October 28, 2010, by Raser Power Systems, LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed November 1, 2010)

10.125
Letter Agreement, dated October 27, 2010, among Raser Technologies, Inc., Raser Power Systems, LLC and Evergreen Clean Energy (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed November 1, 2010)

10.126
Asset Purchase and Sale Agreement, dated as of November 18, 2010, between Raser Technologies, Inc. and Via Automotive, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 24, 2010)

10.127
Shareholders Agreement, dated as of November 18, 2010, between Raser Techologies, Inc. and Berg & Berg Enterprises, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed November 24, 2010)

10.128	Second Amendment to Amendment, Consent and Forbearance Agreement, dated January 31, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 2, 2011)

10.129	Settlement Agreement between the Company and Fletcher dated March 16, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 17, 2011)

21.1*	Significant Subsidiaries of Raser Technologies, Inc.

23.1*	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2	Consent of Energy and Geoscience Institute (incorporated by reference to Exhibit 23.1 to our quarterly report on Form 10-Q/A filed May 26, 2009 (File No. 001-32661))

23.3	Consent of Dr. Carl F. Austin and Richard R. Austin (incorporated by reference to Exhibit 23.2 to our quarterly report on Form 10-Q/A filed May 26, 2009 (File No. 001-32661))

23.4	Consent of GeothemEx, Inc. (incorporated by reference to Exhibit 23.3 to our quarterly report on Form 10-Q/A filed May 26, 2009 (File No. 001-32661))

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Confidential treatment has been requested for portions of this exhibit.

*	To be filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RASER TECHNOLOGIES, INC.

Date: April 15, 2011	/s/ NICHOLAS GOODMAN
Nicholas Goodman,
Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nicholas Goodman and John Perry, and each or any one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capabilities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: April 15, 2011	/s/ Nicholas Goodman
Nicholas Goodman, Chief Executive Officer and Chairman (principal executive officer)

Date: April 15, 2011	/s/ John T. Perry
John Perry, Chief Financial Officer (principal financial and accounting officer)

Date: April 15, 2011	/s/ Reynold Roeder
Reynold Roeder, Director

Date: April 15, 2011	/s/ Barry Markowitz
Barry Markowitz, Director

Date: April 15, 2011	/s/ James A. Herickhoff
James A. Herickhoff, Director

Date: April 15, 2011	/s/ Scott E. Doughman
Scott E. Doughman, Director

RASER TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Raser Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Raser Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raser Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, has used significant cash for operating activities since inception, has significant notes payable coming due in 2011, and has a lack of sufficient working capital.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/     HEIN & ASSOCIATES LLP

Denver, Colorado
March 15, 2011

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$986,170	$41,782
Restricted cash	563,875	76,921
Federal grant receivable	—	32,990,089
Trade accounts and notes receivable, net	546,043	336,788
Restricted short-term marketable securities (held to maturity)	—	2,191,339
Contingent consideration from VIA Motors, Inc.	639,000	—
Prepaid expenses and short-term deposits	918,945	1,050,590
Total current assets	3,654,033	36,687,509
Restricted cash	385,295	9,074,770
Equity method investment in VIA Motors, Inc.	1,964,078	—
Land	1,811,063	1,811,063
Geothermal property, plant and equipment, net (held for sale)	14,618,138	80,433,597
Power project leases and prepaid delay rentals	6,778,872	6,530,946
Geothermal well field development-in-progress	1,724,852	885,586
Power project construction-in-progress	6,476,431	8,278,500
Equipment, net	361,526	606,421
Intangible assets, net	1,225,757	1,552,425
Deferred financing costs, net	1,240,575	6,928,593
Other assets	1,598,140	1,402,752
Total assets	$41,838,760	$154,192,162
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$11,229,795	$16,677,632
15.00% senior secured note, net of discount of $— and $1,232,846, respectively	21,500,000	18,767,154
7.00% senior secured note (non-recourse), net of discounts of $261,136 and $4,469,481, respectively	9,835,221	25,603,489
3.00% secured promissory note	1,529,082	—
12.00% secured promissory note	1,161,721	—
10.00% amended unsecured line of credit, net of discount of $— and $33,399, respectively	2,808,301	5,528,553
Short-term portion of long-term notes	1,106,767	1,106,767
Deferred revenue	200,000	200,000
Total current liabilities	49,370,887	67,883,595
Asset retirement obligation (held for sale)	2,724,138	2,534,994
Asset retirement obligation	373,170	214,348
Long-term 8.00% convertible senior notes	55,000,000	55,000,000
Warrant liabilities	316,229	11,724,219
Total liabilities	107,784,424	137,357,156
Contingencies and commitments, (Notes 2,4,5,9,11,12,13,14,15,16,19,21)
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Series A-1 cumulative convertible preferred stock, 5,000 shares authorized; issued and outstanding; liquidation preference of $5,000,000	5,000,000	—
Stockholders’ equity (deficit):
Common stock, $.01 par value, 250,000,000 shares authorized, 106,274,472 and 79,266,927 shares issued and outstanding, respectively	1,062,745	792,669
Additional paid in capital	143,421,370	125,757,611
Accumulated deficit	(215,429,779)	(109,715,274)
Total stockholders’ equity (deficit)	(70,945,664)	16,835,006
Total liabilities and stockholders’ equity (deficit)	$41,838,760	$154,192,162

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009
Revenue	$4,245,710	$2,194,117
Cost of revenue
Direct costs	5,403,112	4,219,913
Depreciation and amortization	1,255,708	2,255,426
Gross margin	(2,413,110)	(4,281,222)
Operating expense
General and administrative	8,265,523	10,169,361
Power project development	6,129,080	9,147,221
Research and development	2,327,818	1,855,858
Impairment of Thermo No. 1 plant and other long-lived assets	54,469,106	—
Total operating expenses	71,191,527	21,172,440
Operating loss	(73,604,637)	(25,453,662)
Interest income	37,586	140,576
Interest expense	(18,983,160)	(11,367,002)
Loss on Thermo No. 1 plant held for sale	(15,408,709)	—
Make-whole fee related to 7.00% senior secured note (non-recourse)	(7,031,703)	—
Gain on the sale of the transportation and industrial business segment	5,345,994	—
Equity method loss in VIA Motors, Inc.	(242,922)	—
Gain on derivative instruments	9,187,437	15,046,026
Gain on federal grant	—	3,048,606
Other	(1,105,712)	(2,312,801)
Loss before income taxes	(101,805,826)	(20,898,257)
Income tax benefit (expense)	—	—
Net loss	(101,805,826)	(20,898,257)
Preferred dividend	(383,888)	—
Deemed dividend – accretion of discount of Series A-1 cumulative convertible preferred stock	(3,524,790)	—
Non-controlling interest in Thermo No. 1 subsidiary	—	688,450
Net loss applicable to common stockholders	(105,714,504)	(20,209,807)
Loss per common share-basic and diluted	$(1.16)	$(0.28)
Weighted average common shares-basic and diluted	91,247,000	70,925,000

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2009	63,519,455	$635,195	$102,350,814	$(96,707,687)	$6,278,322
Cumulative effect for the change in accounting principle				7,202,219	7,202,219
Employee compensatory share grants and stock options			3,680,615		3,680,615
Warrants vested and issued for:
Contractor services for the construction of our Thermo No. 1 plant			250,000		250,000
Unsecured 10.00% Line of Credit draws associated with the fair market value computed on each individual grant date (a)			4,195,263		4,195,263
Warrants used in connection with debt settlement			2,181,359		2,181,359
Common stock issued for:
Units sold in the October 2009 registered direct offering to LOC Lenders	3,201,526	32,015	5,357,500		5,389,515
Units sold in the July 2009 registered direct offering	8,550,339	85,503	23,489,828		23,575,331
Compliance with the anti-dilution provision of the November 2008 Fletcher Agreement	445,901	4,459	(4,459)		—
Settlement of outstanding debt with service providers	3,463,531	34,635	9,292,518		9,327,153
Employee severance payments	56,591	566	203,038		203,604
Director and employee share grant vesting	29,584	296	(296)		—
Reclassification of warrants from equity to liabilities			(34,373,934)		(34,373,934)
Reclassification of warrants from liabilities to equity			401,468		401,468
Class “A” Member withdrawal from Thermo No. 1 subsidiary on December 11, 2009			10,676,425		10,676,425
Non-controlling interest in Thermo No. 1 subsidiary through December 11, 2009			(1,942,528)	688,450	(1,254,078)
Net Loss				(20,898,257)	(20,898,257)
Balance at December 31, 2009	79,266,927	$792,669	$125,757,611	$(109,715,275)	$16,835,005
Employee compensatory share grants and stock options			2,761,245		2,761,245
Financing costs related to issuance of 14,000 preferred warrants			113,425		113,425
Warrants vested and issued for:
Unsecured 10.00% Line of Credit draws associated with the fair market value computed on each individual grant date (a)			35,862		35,862
Partial settlement of unsecured 10.00% Line of Credit in connection with October 2010 registered direct offering to holders of the related promissory note (b)			1,055,277		1,055,277
Common stock issued for:
Units sold in the October 2010 registered direct offering to holders of 10% unsecured LOC note	9,305,790	93,058	2,419,505		2,512,563
Units sold in the June through September 2010 registered direct offerings	6,545,543	65,455	2,512,710		2,578,165
At-the-market equity offering	1,802,100	18,021	1,508,202		1,526,223
Compliance with the anti-dilution provision of the November 2008 Fletcher Agreement	218,189	2,182	(2,182)		—
Exercise of the November 2008 Fletcher warrant	6,794,442	67,944	6,590,609		6,658,553
Settlement of outstanding debt with service providers	561,167	5,613	303,021		308,634
Director and employee severance payments	305,127	3,051	(3,051)		—
Director and employee share grant vesting	130,000	1,300	(1,300)		—
Settlement of Series A-1 cumulative convertible preferred stock dividends	1,345,187	13,452	370,436	(383,888)	—
Accretion of deemed dividend related to Series A-1 cumulative convertible preferred stock discount				(3,524,790)	(3,524,790)
Net Loss 1				(101,805,826)	(101,805,826)
Balance at December 31, 2010	106,274,472	$1,062,745	$143,421,370	$(215,429,779)	$(70,945,664)

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

(b)
On October 13, 2010, we issued 9.3 million shares of our common stock and warrants to acquire 4.7 million shares to settle a portion of our outstanding obligation under the 10.00% Unsecured  Line of Credit. The warrants have an exercise price of $0.25 per share.

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(101,805,826)	$(20,898,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	1,740,953	2,791,983
Deferred financing costs amortization	11,394,437	6,005,882
Preferred warrant issuance costs	607,300	—
Impairment of Thermo No. 1 plant and other long-lived assets	54,469,106	—
Loss on change in fair value of Thermo No. 1 plant held for sale	15,408,709	—
Gain on sale of the transportation and industrial business segment	(5,345,994)	—
Loss on equity method investment in VIA Motors, Inc.	242,922	—
Gain on change in fair value of warrant liabilities	(9,187,437)	(15,046,026)
Gain on federal grant	—	(3,048,606)
Common stock, stock options and warrants issued for services	2,761,245	4,021,140
Loss on extinguishment of debt	885,681	2,112,771
Other	226,789	668,594
Increase in restricted cash	(486,674)	—
Increase in accounts receivable	(459,255)	(336,788)
Decrease in other assets	123,108	48,400
Increase in account payable and accrued liabilities	2,614,081	135,377
Net cash used in operating activities	(26,810,855)	(23,545,530)
Cash flows from investing activities:
Proceeds from federal grant	32,990,089	—
Proceeds from the sale of the transportation and industrial business segment	2,143,383	—
Proceeds from the maturity of restricted marketable equity securities	2,200,000	4,400,000
Decrease (increase) in deposits	(214,128)	2,574,027
Decrease in restricted cash	8,689,195	11,824,148
Increase in intangible assets	(127,227)	(116,310)
Purchase of equipment	(131,440)	(344,618)
Refund from power project lease	—	199,191
Acquisition of power project leases	(167,748)	(219,830)
Well field development-in-progress costs	(3,898,405)	(20,693,751)
Construction-in-progress costs	(4,592,740)	(15,628,733)
Power project equipment (deposits) refunds	—	7,056,375
Proceeds from the sale of equipment	7,662	17,861
Net cash used in investing activities	36,898,641	(10,931,640)
Cash flows from financing activities:
Proceeds from sale of Series A-1 cumulative convertible preferred stock and preferred warrants	4,619,437	—
Proceeds from the issuance of 12.00% secured promissory note	1,526,223	—
Proceeds from the issuance of 3.00% secured promissory note	1,150,000	—
Proceeds from exercise of common stock options and warrants	—	—
Proceeds from the issuance of 8.00% convertible senior notes	—	—
Proceeds from the issuance of 7.00% senior secured note (non-recourse)	—	—
Principal payments on 7.00% senior secured note (non-recourse)	(20,295,529)	(724,380)
Proceeds from the issuance of 10.00% unsecured line of credit (non-recourse)	125,000	13,488,000
Proceeds from the sale of common stock in registered direct offering	2,578,166	23,575,332
Principal payments on 10.00% unsecured line of credit (non-recourse)	(278,718)	(2,900,000)
Proceeds from ATM equity financing	1,524,621	—
Forward stock purchase transaction	—	—
Call spread option transaction	—	—
Incurrence of deferred financing fees	(92,598)	(454,820)
Proceeds from issuance of note payable	—	—
Proceeds from minority interest capital contribution	—	—
Proceeds from the sale of common stock in private equity placement	—	—
Net cash provided by financing activities	(9,143,398)	32,984,132
Net increase (decrease) in cash and cash equivalents	944,388	(1,493,038)
Cash and cash equivalents at beginning of period	41,782	1,534,820
Cash and cash equivalents at end of period	$986,170	$41,782

See accompanying notes to consolidated financial statements.

RASER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Nature of Business

We are a renewable energy company focused primarily on geothermal power development. Until November of 2010, we operated two business segments: Power Systems and Transportation & Industrial. Our Power Systems segment develops and operates geothermal electric power plants and is exploring the possibility of developing solar and wind generated power plants in the future. Our Transportation & Industrial segment focused on using our internally developed Symetron™ family of technologies to improve the efficiency of electric motors, generators and power electronic drives used in electric and hybrid electric vehicle propulsion systems. Through these two business segments, we employed a business strategy to produce a positive impact on the environment and economically beneficial results for our stockholders.

On November 2, 2010, we entered into a letter of intent, or LOI, with a private investor (“Investor Group”) for the purpose of forming and capitalizing a new and independent electric vehicle company to be called VIA Automotive, Inc., a Delaware corporation, and later to be named VIA Motors, Inc., (“VIA Motors”), whereby VIA Motors would purchase certain of our Transportation and Industrial business segment assets and assume certain of its identified liabilities.  On November 19, 2010, we completed the sale of certain of our Transportation and Industrial business segment assets to VIA Motors for $2.5 million in cash, the issuance to us of approximately 39% of the common shares of VIA Motors and the assumption of certain liabilities related to the Transportation and Industrial segment of approximately $1.0 million.  Our 39% interest is subject to pro rata dilution of a maximum of approximately 8% as a result of equity issuances to employees and directors. In addition, VIA Motors is obligated to close on not less than $10 million of additional equity or equity-linked securities in VIA Motors.  According to the November 2010 agreements, the issuance of additional equity by VIA Motors shall not dilute our 31% ownership of the common equity in VIA Motors.

Based upon the relative fair value of our investment in VIA Motors as compared to our total assets at December 31, 2010 and the annualized equity method loss that we incurred as a result of our ownership percentage in Via Motors subsequent to November 19, 2010 as compared to our net loss for the year ended December 31, 2010, we believe that the quantitative thresholds requiring the reporting of separate reportable business segments are no longer met.  Accordingly, effective November 19, 2010, we have ceased to report the results of our Transportation and Industrial business separate from our Power Systems segment.  Therefore, going forward, we will only have one business segment.

Power Systems Segment

Our power systems segment focuses on the development of geothermal power plants. Our geothermal resources portfolio consists of over 250,000 acres in the United States and a concession of over 100,000 acres in Indonesia. These geothermal interests are important to our ability to develop geothermal power plants.

We have initiated the development of eight geothermal power plant projects in our Power Systems segment to date. We have placed one power plant in service to date, which we refer to as our Thermo No. 1 plant, and we are currently selling electricity generated by the Thermo No. 1 plant to the City of Anaheim in California.  The Thermo No. 1 plant is currently generating approximately 8 megawatts (“MW”) of electrical power (gross). After deducting the electricity required to power the plant, also known as parasitic load, the net power produced by the Thermo No. 1 plant is approximately 6 MW which is considerably below its original projected level of output.

Although we placed the Thermo No. 1 plant in service in the first quarter of 2009 for accounting purposes, we were unable to operate the plant at designed capacity due primarily to mechanical deficiencies of the power generating units, lower than anticipated well field temperature and flow from certain wells and other inefficiencies that occurred as a result of overall design of the plant. After taking additional actions to improve the electrical output of the plant and the resource, we determined that the performance of the plant would most likely not achieve originally designed electrical output levels.  After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. As a result of our evaluation, we recognized an impairment of the Thermo No. 1 plant and expensed $52.2 million of capitalized costs during the second quarter of 2010. During the third quarter of 2010 we commenced the solicitation process of the sale of the Thermo No. 1 plant, or an interest therein and classified the Thermo No. 1 plant as an asset held for sale.  Based on the solicitation process we recognized a decrease in the fair value of the Thermo No. 1 plant and expensed an additional $15.4 million of capitalized costs during the fourth quarter of 2010.  We estimate that the fair value of the Thermo No. 1 plant at December 31, 2010 totaled $14.6 million.  We had to make certain judgments and assumptions in the determination of the fair value of Thermo No. 1 plant. If these judgments and assumptions prove to be incorrect, it could have a material impact on our results of operations and financial position.

In the third quarter of 2010, we began exploratory drilling at the Lightning Dock project.  Based upon the results of our exploratory drilling, we began production drilling in December 2010.  We had previously purchased and received some of the equipment needed for construction of the geothermal power plant such as the cooling towers, transformers and other electronic equipment which are currently being stored at the Lightning Dock site.

We originally financed the construction of the Thermo No. 1 plant through project financing and tax equity financing arrangements. Subsequent to the adoption of the Recovery Act, we amended these financing arrangements to be consistent with the Recovery Act and take advantage of the grants available under the Recovery Act. We obtained a grant of approximately $33.0 million, which we received in February 2010. Approximately $3.8 million of the grant funds were released to us, as owner of the project. Approximately $27.0 million out of the grant proceeds was paid to the holders of our 7.0% senior secured note.  The amount includes a principal reduction of $20.0 million of our debt and a make-whole fee for non-performance of the Thermo No. 1 plant of $7.0 million.  Approximately $1.1 million was used to pay for Thermo No. 1 operating costs and the remaining $1.1 million was released to us, as the owner of the project in October 2010.  We used these funds to pay a part of the October 2010 interest payment to holders of our 8.0% convertible notes.

We initially financed the exploratory and production drilling of the Lightning Dock project well field through a secured promissory note, dated October 1, 2010, between Lightning Dock Geothermal HI-01, LLC (“Lightning Dock”) and Evergreen-FE (the "Lightning Dock Secured Promissory Note").  The Lightning Dock Secured Promissory Note bears interest at 3% per annum and matures on June 30, 2011.   As of December 31, 2010, we had borrowed $1.5 million.

Transportation & Industrial Segment

Our Transportation & Industrial segment focused on commercializing our electric motor, generator and drive technologies, such as our series plug-in hybrid vehicle (“PHEV”) with range extender technologies.   In 2008, we began work to integrate a Symetron™ traction motor, generator and controller drive in a Hummer H3 demonstration vehicle (“Hummer Demonstration Vehicle”). The Hummer Demonstration Vehicle was built under a collaborative arrangement with General Motors, Inc. (“General Motors”) and our former integration partner FEV, Inc. We completed the initial phase of developing our Hummer Demonstration Vehicle and unveiled the prototype at the 2009 SAE International World Congress, in Detroit Michigan and were in the process of further testing the Hummer Demonstration Vehicle and seeking a manufacturing partner for small scale manufacturing of additional prototype vehicles when, in 2009, General Motors decided to discontinue the Hummer brand.  Although the Hummer brand was discontinued, we began developing the plug-in electric drive system for use in other types of SUVS and light truck applications.  We had entered into a consulting and development agreement to help design and build two PHEV truck vehicles.  The total contract was approximately $1.5 million.

As discussed above, on November 19, 2010, pursuant to the Purchase Agreement, we sold substantially all of our Transportation and Industrial business segment assets to Via Motors including our accounts receivable from General Motors, the respective intellectual property, fixed assets and other assets.  Via Motors also assumed the obligation to pay certain of our accounts payable relating to the Transportation and Industrial business segment including the consulting and development agreement to help design and build two phevtruck vehicles.  Effective November 19, 2010, we ceased to separately report the results of our Transportation and Industrial business segment.

Basis of Presentation

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, as of December 31, 2010, we had cash and cash equivalents on hand of $1.0 million and accounts payable and accrued liabilities of $11.2 million. Cash used in operations totaled approximately $26.8 million for the year ended December 31, 2010 and the accumulated deficit totaled $215.4 million. We have incurred substantial losses since inception and we are not operating at cash breakeven.  At December 31, 2010, principal and interest payments relating to our outstanding debt instruments of approximately $37.9 million mature and become payable at various dates prior to June 30, 2011.  Given our cash balance at December 31, 2010, we are currently unable to pay the outstanding principal and interest balances relating to our debt instruments on the respective maturity dates without additional financing or other alternative.

Our continuation as a going concern is dependent on efforts to secure additional funding.  In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we are exploring all strategic alternatives to maintain our business as a going concern, including, but not limited to, a sale or merger of our company, the sale of our Thermo No. 1 plant or an interest therein, the potential sale of one or more of our other projects or interests therein, or one or more other transactions that may include a comprehensive financial reorganization of our company.  There can be no assurance that our exploration of strategic alternatives will result in our company pursuing any particular transaction or, if it pursues any such transaction, that it will be completed.  If we are unable to raise sufficient, additional capital on reasonable terms, we may be unable to satisfy our existing obligations, or to execute our plans. In such a case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for plant construction, well field development or other development activities, or pursue other actions that would adversely affect future operations. We may determine that it is in our best interests to seek relief through a pre-packaged, pre-negotiated or other type of filing under Chapter 11 of the U.S. Bankruptcy Code, and to do so prior to an acceleration event under any of arrangements with regard to our current indebtedness described above.

Although we raised substantial proceeds during the year ended December 31, 2010, we have used or committed a substantial portion of these proceeds to fund our operations and development efforts. Further, we are not currently generating enough revenues to cover our operating costs, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts. Until we are in a position to generate significant revenues, we will need to continue to raise additional funds to continue operating as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements (adopted in 2010)

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance relating to lending shares in contemplation of convertible debt issuances or other financings. The new accounting guidance amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. The effective date of this new guidance is January 1, 2010. Since we did not enter into a share lending arrangement upon the issuance of our convertible debt, implementation of this new guidance will not impact on our financial position, results of operations or cash flows.

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

In January 2010, the FASB issued updated accounting guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective with the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our consolidated financial statements.

In April 2010, the FASB issued updated accounting guidance that sets forth the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. Specifically, consideration that is contingent upon the completion of a milestone may be recognized in its entirety as revenue in the period that milestone has been achieved if the milestone, in its entirety, meets all of the criteria to be considered substantive at the inception of an arrangement. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and applies to research or development deliverables under which the performance obligation is satisfied over a period of time and a portion, or all, of the consideration is contingent upon uncertain future events or circumstances. A reporting entity’s decision to use the milestone method of revenue recognition is a policy election. Since we do not currently have contracts that would qualify for the election of the milestone method, the adoption of this guidance will not have a material effect on our consolidated financial statements.

In August 2010, the FASB issued updated guidance that amends various SEC paragraphs pursuant to the issuance of Release No.  33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies.  Management believes that the adoption of this guidance does not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to specify that if a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The updated guidance also expands certain supplemental proforma disclosure for business combinations relating to material non-recurring adjustments attributable to the business combination.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  Management believes that the adoption of this guidance does not have a material effect on our consolidated financial statements.

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

Until December 2010, we invested a portion of our unrestricted cash in an AIM Funds money market account, which was not affiliated with the bank where we maintain our deposit accounts. We closed the AIM Funds money market account in December 2010 and transferred the outstanding balance to a deposit account at our bank to more effectively centralize our cash management activities.

Cash from our corporate operating checking account is swept nightly into an interest bearing account. At December 31, 2010, we had a balance of $983,200 in this sweep account and the interest rate applicable to the sweep account was 0.65 percent per annum. We also maintain a separate non-interest checking account for our Lightning Dock project which had a balance of $309,900 at December 31, 2010.  We also maintain cash in a non-interest bearing deposit account and an interest bearing money market account at a separate bank. At December 31, 2010, we had a balance of $78,000 in these accounts and the interest rate applicable to these accounts was 0.10 percent per annum of which we have also invested $75,400 into a Wells Fargo money market account for the sole purpose of providing collateral for certain drilling bonds issued to the State of New Mexico relative to our Lightning Dock project. The money market account currently bears an interest rate of 0.10 percent. Since this money market account is guaranteed by the FDIC, we believe that we are not exposed to any significant credit risks relating to our money market account.

Project financing proceeds received by our subsidiaries are subject to the terms and conditions of those arrangements. An independent administrative agent was appointed to administer all of the Thermo Subsidiary’s cash deposits and disbursements. The independent administrative agent deposited our restricted cash into a money market fund managed by the JP Morgan Fund, which earns interest at a variable rate. At December 31, 2010, we had a balance of $486,700 invested in this money market fund and the interest rate applicable to the fund was 0.01percent per annum. Due to the nature of the investments included in the money market accounts, we consider it reasonable to expect that the fair market values of these investments will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice.

We reviewed the underlying investments included in the money market accounts described above and concluded that the money market accounts are properly classified as cash equivalents for financial statement purposes. Due to the nature of the investments included in these money market accounts, we consider it reasonable to expect that the fair market values of these investments will not be significantly impacted by a change in interest rates, and that they can be liquidated for cash on short notice. We have not experienced losses in our money market accounts, and we believe that we are not exposed to any significant credit risks relating to our money market accounts.  We have also invested $76,900 into a certificate of deposit for the sole purpose of covering the credit limit on our corporate credit card and minimize the credit risk to the bank. The certificate of deposit matured on March 1, 2011. We rolled the outstanding balance on March 1, 2011 of $77,200 into a new certificate of deposit which matures on September 1, 2011 and bears an interest rate of 0.25%. Since this certificate of deposit is guaranteed by the FDIC, we believe that we are not exposed to any significant credit risks relating to our certificate of deposit.

During the year ended December 31, 2010, we sold electricity generated by our Thermo No. 1 plant to the City of Anaheim in accordance with our power purchase agreement. Pursuant to the power purchase agreement, we invoice the City of Anaheim within 15 days after each month end for the previous month’s activity. The City of Anaheim is required to remit payment to us within 15 days after receiving the invoice. We do not believe that we are exposed to any significant credit risks relating to collecting payments in accordance with our power purchase agreement.

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

On December 4, 2009, we, the Class B Member of our subsidiary, Thermo No. 1 BE-01, LLC (the “Thermo Subsidiary”)  entered into a series of agreements with Merrill Lynch, the Class A Member of the Thermo Subsidiary that amended the provisions of the Thermo Subsidiary financing arrangements. These amendments were necessary to allow the Thermo Subsidiary to apply for a grant under Section 1603 of the Recovery Act (the “Grant”). Pursuant to the amendments, we transferred the cost overruns, net of amortization, incurred as the EPC contractor on the Thermo No. 1 plant to the Thermo Subsidiary totaling approximately $25.9 million. On December 4, 2009, we also entered into a redemption agreement with the Class A Member (the “Redemption Agreement) that amended the LLC Agreement. Pursuant to the amended LLC Agreement, the Class A member withdrew from the Thermo Subsidiary and the tax benefit and profit/loss allocations changed to 0% to the Class A Member and 100% to the Class B Member, effective December 11, 2009.

As of December 31, 2009, based upon this change in ownership in the Thermo Subsidiary, we evaluated the conditions outlined in the variable interest entity accounting guidance and determined that the Thermo Subsidiary should not be classified as variable interest entity under the new financing arrangement and that the Thermo Subsidiary should continue to be consolidated for financial statement purposes. We have also evaluated the conditions outlined in the variable interest entity accounting guidance at the end of each reporting period during 2010 and determined that the Thermo Subsidiary should not be classified as variable interest entity and that the Thermo Subsidiary should continue to be consolidated for financial statement purposes.  In determining whether our subsidiaries should be classified as variable interest entities, we must make judgments about whether the subsidiary is a variable interest and other conditions outlined in variable interest entity accounting guidance. If these judgments prove to be incorrect, it could result in the deconsolidation of our subsidiary and have a material impact on our results of operations and financial position.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining allowance for doubtful accounts, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes, and the potential outcome of future tax consequences of events recognized in our financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Equity Method Investments

We use the equity method of accounting to account for the operating results of entities over which we have significant influence. Significant influence may be reflected by factors such as our ability to designate one of the three members on the VIA Motors’ board of directors. Under the equity method, we recognize our proportionate share of the net income (loss) of VIA Motors entity in the line item “Equity method loss in VIA Motors, Inc.”  We currently maintain a 31.70% interest in VIA Motors. We also evaluated the conditions outlined in the variable interest entity accounting guidance relating to the sale of our Transportation and Industrial business segment and determined that VIA Motors should not be classified as a variable interest entity and that VIA Motors should not be consolidated with the results of our operations for financial statement purposes. Furthermore, we also considered whether the sale of our Transportation and Industrial business segment to VIA Motors and its subsequent results should be classified as a discontinued operations and we determined that since we are able to designate a member of VIA Motors’ Board of Directors, we currently have enough influence with VIA Motors to classify our proportionate share of its gains and losses as continuing operations.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable other short-term assets, accounts payable and accrued liabilities approximate fair values because of the immediate or short-term maturities of these financial instruments. See Note 17. “Fair Value Measurements” for additional discussion below.

The carrying value and estimated fair value of our debt instruments at December 31, 2010 were as follows:

	December 31, 2010
	Estimated Fair Value	Carrying Value
Short-term 3.0% secured line of credit	$1,507,000	$1,529,082
Short-term 10.0% amended unsecured line of credit	2,845,000	2,808,301
Short-term 12.0% secured promissory note	1,176,000	1,161,721
Short-term 15.0% promissory note	22,565,000	21,500,000
Short-term 7.00% senior secured note*	6,250,000	10,096,357	*
Long-term 8.00% convertible senior notes	19,800,000	56,106,767
Total liabilities	$54,143,000	$93,202,228

*
Due to the original issue discount, cash proceeds of debt are less than the face value of the debt resulting in an effective interest rate of 9.50% which is greater than the 7.00% stated rate.  The carrying value represents face value of debt without consideration of the amortized original issue discounts as of December 31, 2010 totaling $261,136.

The estimated value of our short-term 3.00% secured line of credit, short-term 10.00% amended unsecured line of credit, short-term 12.00% secured promissory note, short-term 15.00% promissory note, and short-term 9.50% senior secured note was determined by management who based its judgment relating to fair value on discounted cash flow analysis. Our cash flow model utilized the projected cash outflows and a discount rate, which was derived from market and non-market inputs. Our estimate of the value of our short-term 3.00% secured line of credit, short-term 10.00% amended unsecured line of credit, short-term 12.00% secured promissory note, short-term 15.00% promissory note, and short-term 7.00% senior secured note depends on judgments relating to the projected cash flows and discount rate. If these judgments prove to be incorrect, it could have a material effect on our results of operations and financial position.

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

Restricted Cash

Restricted cash at December 31, 2010 consisted of a $77,200 certificate of deposit held with a bank to secure a credit card purchasing arrangement utilized to facilitate employee travel and certain ordinary purchases for our business operations. The certificate of deposit earned 0.25% interest per annum until it matured on March 1, 2011. On March 1, 2011, we rolled over the amount from the previous certificate of deposit into new certificate of deposit that earned 0.25% interest per annum and matures on September 1, 2011.  We also maintained $75,400 in a Wells Fargo money market account for the sole purpose of providing collateral for certain drilling bonds issued to the State of New Mexico relative to our Lightning Dock project. The money market account currently bears an interest rate of 0.10%. Since this money market account is guaranteed by the FDIC, we believe that we are not exposed to any significant credit risks relating to our money market account.

Pursuant to the Thermo Subsidiary debt financing and tax equity capital arrangement with Merrill Lynch, the Class A Member, for the construction of our Thermo No. 1 plant (the “Thermo Financing Agreements”) both parties agreed that the cash held at the Thermo Subsidiary would be restricted for use to complete the construction, service the debt and provide for continued operations of the Thermo No. 1 plant. The Thermo Subsidiary cash is located in separate cash accounts which are administered by Deutsche Bank.

On December 4, 2009, we entered into a series of agreements with the Class A Member that amended the provisions of the Thermo Financing Agreements noted above, the Class A Member withdrew from the Thermo Subsidiary.  However, amendments to the Thermo Financing Agreements did not affect the outstanding 7.00% senior secured promissory note had been previously assigned to The Prudential Insurance Company of America and Zurich American Insurance Company (“Prudential”) and the establishment of an independent administrative agent primarily to maintain the rights and privileges previously granted to the current holder of the Thermo Subsidiary debt. Accordingly, the independent agent continues to administer all of the Thermo Subsidiary’s cash deposits and disbursements. In October 2010, pursuant to a forbearance agreement with Prudential, the restrictive nature of the Thermo No. 1 restricted cash accounts changed from being restricted for the purposes of drilling and constructing the plant to being restricted for the purposes of paying for plant operations.

Since the Thermo Subsidiary cash is restricted for use, we record their cash accounts as restricted cash. As of December 31, 2010, the Thermo Subsidiary maintained restricted cash balances of $0.5 million. In February 2011, we entered into a forbearance agreement with Prudential whereby we agree that we would maintain a minimum balance of $250,000 in the restricted cash account until the Thermo No. 1 plant was sold.

On October 1, 2010, we entered into a letter agreement (the “Evergreen-FE Letter Agreement”) and a secured promissory note with Evergreen-FE whereby certain funds are to be provided to the Lightning Dock project, from time to time, for the purposes of initiating certain studies and payment of certain other budgeted expenses such as well field drilling and testing.   We also maintain a separate non-interest checking account for our Lightning Dock project.  Since the cash for our Lightning Dock project is restricted for use, we record the cash balance as restricted cash which totaled $309,900 at December 31, 2010.

Investments

We classify investment securities as either available-for-sale or held-to-maturity. Available-for-sale securities and are recorded at fair market value, based on quoted market prices, and unrealized gains and losses are recorded as a component of comprehensive income (loss). Realized gains and losses, which are calculated based on the specific-identification method, are recorded in operations as incurred. We did not have short-term investments classified as available-for-sale during the years ended December 31, 2010 and 2009, respectively.

Held-to-maturity securities included U.S. Government Strips that had coupon dates and coupon amounts that corresponded with the amount of interest payable for the semi-annual interest payments to the holders of our Convertible Notes through April 2010. The held-to-maturity securities are carried and amortized at cost.   The last of our held-to-maturity securities matured in April 2010 totaling $2.2 million which was used to satisfy the April 2010 semi-annual interest payments of the holders of our Convertible Notes.

Available-for-sale and held-to-maturity securities are assessed for impairment periodically. To determine if the impairment is other-than-temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, and credit rating. For investments that are deemed other-than-temporarily impaired, losses are recorded and payments received on these investments are recorded using the cost recovery method. Since our investments were backed by the United States government and matured without decrease in the stated value of the instrument, we believe that no impairment occurred during 2010 or 2009, respectively. In determining whether there was any impairment of available-for-sale and held-to-maturity securities, we must make judgments relating to the classification of our investments as either available-for-sale or held-to-maturity. If these judgments prove to be incorrect it could have an adverse effect on our results of operations and financial position.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. Management estimates an allowance for doubtful accounts by identifying aged delinquent accounts determined by contractual terms and by using historical experience. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded when received as a credit to the allowance. Based upon our review of the payment history and the current credit ratings of the City of Anaheim, management believes that no reserve is necessary for our outstanding accounts receivable at December 31, 2010 and 2009, respectively. The accounts receivable balances relating to the City of Anaheim at December 31, 2010 and 2009 were collected in January 2011 and 2010, respectively.

Accounting for Geothermal Energy Activities

Each geothermal power project we develop consists of three phases. During the first phase, the site is identified, explored and evaluated. During the second phase, the power plant, transmission lines and pipelines are constructed and the production and reinjection wells are drilled. The third and final phase is the production phase, during which the power plant is operated over its useful life. We consider “development” to mean the time after initial exploration is complete but before the plant is placed into service and substantially completed. The order in which development activities are conducted may vary depending on the unique characteristics of each site.

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

Well Field Drilling and Plant Construction

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

After obtaining appropriate permits, we begin to develop the well field for the project by drilling large diameter production holes. In general, these holes are 20 to 22 inches in diameter at the surface and telescope down to between nine (9) and fourteen (14) inches, depending upon the depth of the well and other conditions. Each hole we drill will result in either a production well, a reinjection well, or an unsuccessful well. Production wells and reinjection wells will ultimately be used in the production of electricity at the geothermal power plant. Therefore, drilling costs for production wells and reinjection wells are capitalized. Drilling costs associated with unsuccessful wells are expensed in the period in which we determine they cannot be used in the production of electricity. Once the plant is placed in service, capitalized costs associated with well field development-in-progress are reclassified as geothermal property, plant and equipment and amortized over the estimated useful life of the plant, estimated at 35 years.

Construction of the geothermal power plant, the related transmission lines and the required substation occur either concurrent with or subsequent to the drilling of the production and reinjection wells. The costs associated with construction of the power plant and related transmission lines are accumulated and capitalized over the construction period. . Once the power plant is placed in service, capitalized costs associated with construction-in-progress are reclassified as geothermal property, plant and equipment and depreciated over the estimated useful life of the plant. The estimated useful life of our power plants is estimated to be 35 years.

As part of the financing for a project, we incur costs to obtain a report from an independent engineer verifying the production capacity of the well field. The costs associated with the engineer’s report are expensed as consulting costs and other financing-related costs, such as legal costs, broker fees, and accounting fees are capitalized when incurred.

Although a geothermal power plant is placed in service, we may incur additional costs to further increase the production of electricity to full capacity.   The costs associated with the additional drilling and construction costs are also capitalized as betterments that increase production and the useful life of the wells and generating units as incurred. These costs are amortized over the estimated useful life of our power plants or 35 years. We have made significant judgments with respect to the capitalization of drilling costs. Our financial results could differ if we had made different judgments relating to the capitalization of drilling costs or if management’s judgments prove to be incorrect.

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

Capitalization of Costs

Our decision to move forward with the process to drill production wells, construct the power plant, transmission lines, and related pipelines for a geothermal power project is based on management’s determination, with a high degree of confidence, that a given site contains adequate renewable geothermal resources to support a plant that will continually produce electricity without any substantial degradation of the heat resource. This determination involves significant management judgment and was based on the information available at the time. Once this determination has been made, we begin to capitalize certain construction-related costs. Although management’s determination to proceed with construction activities and capitalize construction-related costs is based on a high degree of confidence that a sufficient geothermal resource exists, the information available and the uncertainties associated with potential geothermal resources could later prove our management’s judgments to be incorrect. If management’s judgments with respect to a project prove to be incorrect, we may have to write-off significant costs associated with that project that were previously capitalized, which could have a material adverse effect on our results of operations.

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

Interest costs associated with the development of our well fields and construction of our power plants are capitalized during the period for which the development and construction activities are in progress. Interest ceases to be capitalized when the power plant is placed in service. See Note 4. “Geothermal Property, Plant and Equipment”, Note 6. “Geothermal Well Field Development-in-Progress”, and Note 7. “Power Project Construction-in-Progress” for amounts of interest capitalized.

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

For property, plant and equipment that our Board of Directors approves for sale, the asset is reclassified on our consolidated financial statements as “held for sale”.  Accordingly, we ceased recording depreciation expense for assets classified as “held for sale” until the asset is sold or reclassified as held for use.  If the asset is ultimately reclassified as held for use, the previously unrecorded depreciation expense is expensed in the period of reclassification.  Assets held for sale are recorded at the lower of its carrying value amount or fair values less cost to sell.  We recognize gains or losses for subsequent changes to fair value less cost to sell.  We recognize gains for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized.

The Thermo No. 1 plant was placed in service during 2009.  However, on July 9, 2010 in conjunction with the execution of the Forbearance Agreement our Board of Directors authorized the solicitation of the sale of Thermo No. 1, or an interest therein.  We have engaged an investment bank to assist in the sale of Thermo No. 1 and the solicitation process is currently ongoing. Accordingly we have reclassified the Thermo No. 1 plant to asset held for sale.  As a result, we have ceased recording depreciation expense of approximately $0.4 million per year at the current fair value until the plant is sold or reclassified as held for use.  For further discussion, please refer to Note 4. “Geothermal Property, Plant and Equipment”.

On November 19, 2010, we entered into an Asset Purchase Agreement whereby VIA Motors purchased certain of our Transportation and Industrial Business segment assets for $2.5 million in cash and the issuance to us of approximately 39% of the shares of VIA Motors common stock. Under the Purchase Agreement, VIA Motors purchased certain office equipment and all of our engineering software, demonstration vehicles and engineering equipment.  Although the leasehold improvements at our testing facility were not included in the Purchase Agreement, since we no longer are the lessee of the testing facility, we wrote off all previous costs.  We also moved into a smaller space for our corporate offices and therefore wrote off all previous leasehold improvements associated with the previous corporate space that is no longer in use.

Depreciation expense for the years ended December 31, 2010 and 2009 totaled $1,495,800 and $2,551,400, respectively.

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

Intangible Assets

Costs of internally developing, maintaining or restoring patents and trademarks that are specifically identifiable and have determinate lives are capitalized. The costs of patents are amortized on a straight-line basis over the estimated useful life or 20 years from the date of the first filing. The costs of trademarks are capitalized, but not amortized because their useful lives are indefinite.

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

Costs incurred with obtaining water rights and right of way easements are capitalized and not amortized due to the non-depreciable nature of the asset. Costs to extend or renew the water rights and easements are expensed accordingly. When management determines that the water rights and right of way easements are no longer required, the previously capitalized costs are expensed accordingly.

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

On November 19, 2010, we entered into an Asset Purchase Agreement with Via Motors pursuant to which Via Motors purchased certain of our transportation and industrial business segment assets including three of our patents (U.S. Patent No. 6,847,186; 7,117,029; and 7,459,923) and twelve domestic and foreign patents for which we had filed applications.  Via Motors also purchased four of our U.S. registered trademarks (U.S Registration No. 3,187,885; 3,765,439; 3,344,993; and 3,344,996) and ten of our domestic and foreign trademarks for which we had filed applications.

In accordance accounting guidance, we evaluated our intangible assets for impairment as of December 31, 2010 and determined that none of our intangible assets that existed at December 31, 2010 were impaired.

Deferred Finance Costs

Deferred finance costs are recorded at cost and include costs relating to undertaking debt financing activities. Deferred finance costs are amortized over the life of the maturity of the respective debt based upon the interest method of accounting and recorded as interest expense. Original issue discounts are recorded as reductions to the related long-term debt for financial statement purposes and accreted up to the face value of the respective debt instrument over the life of the maturity of the respective debt and recorded as interest expense. The fair value of detachable warrants issued with debt financing activities are also recorded as discounts to the related long-term debt for financial statement purposes and accreted up to the face value of the debt over the life of the maturity of the respective debt based upon the interest method of accounting and recorded as interest expense.  Costs associated with equity financings are recorded as a reduction of additional paid in capital. If a related financing is not successfully completed, these costs will be expensed in the period when the related financing is determined to be unsuccessful. When the debt terms are accelerated or the related debt is extinguished, the proportionate amount of related financing fees is expensed in the period in which the event occurred. At December 31, 2010, our deferred finance costs totaled $1.2 million.

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

For further discussion of the impairment of our Thermo No. 1 plant and other well costs, refer to Note 4, “Geothermal Property, Plant and Equipment.”

Asset Retirement Obligations

We have incurred certain liabilities related to the retirement of assets in connection with drilling wells and constructing our geothermal power plants. These liabilities include our obligations to plug wells upon termination of our operating activities, dismantle geothermal power plants upon cessation of operations and perform certain remedial measures related to the land on which such operations were conducted. When a new liability for an asset retirement obligation is recorded, we capitalize the costs of such liability by increasing the carrying amount of the related power project lease. Such liability is accreted to its future value each period, and the capitalized cost is amortized over the useful life of the related geothermal power plant or 35 years.  On July 9, 2010 in conjunction with the execution of a forbearance agreement, our Board of Directors authorized the solicitation of the sale of Thermo No. 1 including the related asset retirement obligation, or an interest therein.   Accordingly we have reclassified the asset retirement obligation relating to the Thermo No. 1 plant as held for sale. As of December 31, 2010, the present value of our asset retirement obligations total $3.1 million. At retirement, we will either settle the obligation for its recorded amount or incur a gain or a loss with respect thereto, as applicable. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, estimated inflation rates, retirement costs and the estimated timing of settling asset retirement obligations.

Derivative Financial Instruments

During the normal course of business, from time to time, we issue warrants and options to vendors as consideration to perform services or settle outstanding debt. We may also issue warrants as part of a debt or equity placement offering. We do not enter into any derivative contracts for speculative purposes.

Warrants that contain round down or price reset features are subject to classification as liabilities for financial statement purposes. Beginning in 2009, as required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, we began accounting for our warrants with exercise price reset features as liabilities. These liabilities are measured at fair value with the changes in fair value at the end of each period reflected as current period income or loss unless the derivatives qualify as hedges of future cash flows and are accounted for as such. For warrants that contain certain conditions resulting in the price reset feature becoming fixed upon a contingent event, the fair market value of the warrant liability on the date of the triggering event is reclassified to equity and the liability account is reduced accordingly. We utilize the Black-Scholes option pricing model or a Binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants, depending upon the complexity of their contractual terms. In computing the fair value of the warrants liabilities at the end of each period, we use significant judgments with respect to the risk free interest rate, the volatility of our stock prices, and estimated life of the warrants. The effects of these judgments, if proven incorrect, could have a significant negative impact to our financial statements. For further discussion, refer to Note 15. “Warrants” and Note 17. “Fair Value Measurements.”

Convertible Preferred Stock

On February 3, 2010, we completed an offering of 5,000 shares of Series A-1 Cumulative Convertible Preferred Stock (the “Preferred Stock”). The initial carrying amount of the Preferred Stock issued in February 2010 was at the fair value on the date of issuance, net of closing costs and our issuance costs. As part of the Preferred Stock offering, we issued warrants to purchase up to 14,000 additional shares of the Preferred Stock (the “Fletcher 2010 Preferred Warrants”). The Fletcher 2010 Preferred Warrants have an exercise price of $1,000 per share. The consideration for the February 2010 sale of the Preferred Stock included a forgiveness of liquidated damages totaling $1.0 million associated with delays in registering the resale of certain shares of common stock previously issued to the purchaser of the Preferred Stock. The Preferred Stock cannot be converted, redeemed or exercised into more than 9.90% of the beneficial ownership of the holder immediately after such conversion, redemption or exercise (the “Maximum Number”) unless the Preferred Stock holder provides us with written notice of its desire to increase the Maximum Number. Upon receipt of the written notice, the Maximum Number would be increased sixty-five days after we receive such notice. The Preferred Stock is subject to conditional redemption features at the sole discretion of the holder resulting in classification as temporary equity until converted or redeemed. The portion of the issuance costs related to the Preferred Stock was netted against the proceeds received. The fair value of the Preferred Stock is accreted through retained earnings to the stated value over the period from the date of issuance to the earliest redemption date.

The Preferred Stock provides for the payment of a stock dividend on a quarterly basis. The stock dividend is recorded as a decrease to retained earnings at fair value of the stock issued at the time of the dividend with the corresponding increase in additional paid in capital.

For further discussion of the Preferred Stock and Fletcher 2010 Preferred Warrants, please refer to Note 14. “Convertible Preferred Stock and Common Stock”, Note 15. “Warrants”, and Note 21. “Subsequent Events”.

USTDA Grant

One of our geothermal interests consists of a geothermal concession in Indonesia. We and Indonesia Power submitted a joint application for a U.S. Trade and Development Agency (“USTDA”) grant for an exploration program on the land subject to the concession, and on March 29, 2010, we received notice from the USTDA that we had received a grant of up to $934,000. In April 2010, we signed an agreement with Indonesia Power to be the sole source contractor for the exploration program and began conducting exploration activities. Under the grant, USTDA will reimburse us up to $934,000 which is 70% of the overall estimated costs of $1,343,000 to be incurred for the exploration program. Accordingly, 30%, or $409,000, of the overall costs required as part of the cost matching provision will not be reimbursed. Any costs incurred in excess of $1,343,000 will also not be reimbursed. Since the purpose of the USTDA grant is to reimburse us for current exploration (research and development) related expenditures, we will recognize the amount reimbursable to us as a reduction of current or future related expenses, in the period when the related qualifying expense is recognized. As of December 31, 2010, we had incurred approximately $0.3 million of expenses in connection with the USTDA grant and received payments of $0.2 million.

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

Revenue is primarily generated through the sale of electricity in accordance with power purchase agreements we have executed with investor owned utilities and municipalities. In April 2009, we began generating and selling electricity from our Thermo No. 1 plant to the City of Anaheim. Pursuant to our power purchase agreement with the City of Anaheim, we are required to deliver electricity and the related renewable energy credits produced by our Thermo No. 1 plant. While the electricity is delivered daily, the renewable energy credits are due monthly. Revenue related to the sale of electricity and delivery of the renewable energy credits are recorded based upon electricity output delivered at rates specified under relevant contract terms in accordance with our power purchase agreement. In the State of California, the renewable energy credits cannot be sold separately from the electricity and must be sold under an executed power purchase agreement. In addition, the City of Anaheim has no right of return under the power purchase agreement. Accordingly, the renewable energy credits are not considered to be a separate unit of accounting from the electricity. Therefore, we recognize revenue upon delivery of the electricity.

During the construction of our geothermal power plants, we generate and transmit nominal quantities of “test” electricity.  We do not recognize from the production of “test” electricity. The power purchase agreement with the City of Anaheim is exempt from derivative treatment due to the normal sales contract exception. Management has made judgments with respect to the classification of the power purchase agreement with the City of Anaheim as a normal sales contract. The effect of these judgments, if incorrect, could have a negative impact on the revenue recognized in our financial statements.

Cost of Revenue

Cost of revenue includes direct costs attributable to our operating geothermal power plant including operation and maintenance expenses such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and certain transmission charges. Payments made to government agencies and private entities on account of site leases where plants are located are also included in cost of revenue. Royalty payments, included in cost of revenue, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenue derived from the associated geothermal rights. We cease recording depreciation when a geothermal power plant is held for sale.  If the geothermal power plant is reclassified as held for use, then previously unrecorded depreciation is recorded in the period that the reclassification occurs.

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

For options that have the terms modified during the life of the option, we measure the fair value of the original option and the fair value of the modified option on the modification date.  The incremental increase in the fair value of the modified option over the fair value of the original option is recognized over the requisite service period of the modified option.

Beginning in 2010, non-employee members of our Board of Directors were compensated on the date of the Annual Meeting of the Stockholders in the form of deferred stock units rather than restricted stock.  The deferred stock units permit our non-employee members of our Board of Directors to defer delivery of the shares of common stock until the director terminates service as a board member.  We record equity based compensation relating to deferred stock units at the fair value of the award on the grant date.  The fair value is expensed over the requisite vesting service period or one year.  Unvested deferred stock units expire unexercised.

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

From time to time, we issue shares of common stock, deferred stock units to received share of our common stock, stock options to purchase shares of common stock, and warrants containing underlying shares of our common stock as payment for services or purchase of assets to certain service providers, contractors and other non-employees. We record equity compensation for stock, stock options or warrants issued for services based upon the fair value of the instruments on the earlier of the date of a performance commitment agreement or the date when performance is completed. Expense is recognized over the requisite service period of the stock award.

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

See Note 14. “Convertible Preferred Stock and Common Stock” for more information regarding our stock compensation plans.

Options and warrants granted to employees and contractors are valued by applying the fair value based method to stock-based compensation in each period utilizing the Black-Scholes option pricing model, a generally accepted valuation model for determining the fair value of options. The maximum term of each option is ten years. With respect to stock options granted and warrants issued during the years ended December 31, 2010 and 2009, we computed the fair value using the Black-Scholes option-pricing model computations were as follows:

	Year ended December 31,
	2010	2009
Risk-free interest rate	1.74 – 2.95%	1.76 – 3.01%
Expected dividend yield	0.0%	0.0%
Volatility	102 – 103%	104 – 106%
Expected exercise life (in years)	5.0 - 6.5	6.5

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

Stock warrants, stock options, unvested share awards and undelivered deferred stock units are not included in the calculation of dilutive loss per common share because we have experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive.

Equity instruments, such as preferred stock and preferred warrants, that contain provisions whereby the holders may participate in dividends that we pay to the holders of our common stock meet the definition of participating securities and are accounted for using the two-class method of accounting. The effect of the participating securities on the net loss per share computation is considered anti-dilutive and not included in the loss per share computation.

Our common stock underlying the call spread option transaction and forward stock purchase transaction would be recorded as treasury stock when delivered and; therefore, would be excluded from the calculation of diluted net loss per share because their effect is anti-dilutive. Also see Note 16. “Net Loss per Common Share” of Common Stock for potentially dilutive shares.

Noncontrolling Interest in Consolidated Entities

We record noncontrolling interests in the earnings and equity of subsidiaries that we control and own less than 100%. We record adjustments to noncontrolling interest for allocable portions of income and loss to which the noncontrolling interest holders are entitled.  At December 31, 2010, we did not have non controlling interests.

U. S. Department of Treasury Grant under Section 1603 of the Recovery Act

Pursuant to the Recovery Act, as an owner of a qualified geothermal power plant we elected to receive a grant from the U.S. Treasury Department of up to 30% of certain qualifying construction and drilling costs in lieu of claiming either ITCs or the PTC. The amount of the grant for a qualified geothermal power plant is up to 30% of the cost of qualifying geothermal property placed in service. All or some of the grant is subject to recapture if the asset eligible for the grant is replaced or otherwise disposed, or ceases to be eligible property within, five years after being placed in service. None of the grant should be included in federal taxable income, but may be included in applicable state taxable income. We qualified for a U.S. Treasury grant (the “Grant”) totaling $33.0 million and submitted our application for the Grant in December 2009. We received the proceeds totaling $33.0 million from the Grant in February 2010.

We elected to reduce the cost basis of our Thermo No. 1 plant by the amount of the grant we received from the U.S. Department of Treasury. Grants under Section 1603 of the Recovery Act on the date the Grant was deemed complete by the U.S. Department of Treasury. An alternative method would be to record the amount received from the grant as a deferred credit and amortize it over the useful life of the Thermo No. 1 plant on a straight-line basis. We elected to reduce the cost basis of our Thermo No. 1 plant because this approach more accurately reflects the reimbursement nature of the grant. Had we elected to amortize a deferred credit over the estimated life of the plant instead of reducing the cost basis of the Thermo No. 1 plant and decreasing the amount of the depreciation, the net effect to net income or loss would be zero. Certain of the capital expenditures that qualified for tax purposes had previously been expensed for book purposes in 2009.  Accordingly, for those capital expenditures that had been previously expensed for book purposes, we recorded a “Gain on Federal Grant” totaling $3.0 million in 2009. Accordingly, we reduced the cost basis of our Thermo No. 1 plant by approximately $30.0 million as of December 31, 2009.  We did not receive a federal grant during the year ended December 31, 2010.

Assets included in the cost basis for the Grant are subject to recapture in the amount of 30% of the qualifying cost of the assets by the U.S. Department of Treasury if the assets are subsequently replaced or otherwise disposed within a five year period after the receipt of the Grant. Accordingly, we record a Loss on Recapture for the amount payable to the U.S. Department of Treasury and the related tax liability.  At December 31, 2010, the qualifying assets subject to recapture totaled approximately $0.3 million, resulting in a Loss on Recapture of $0.1 million.

For further discussion of the Grant, please refer to Note 4. “Geothermal Property, Plant and Equipment” below.

Note 3. Equity Investment in VIA Motors, Inc.

On November 2, 2010, we entered into a letter of intent, or LOI, with a private investor (“Investor Group”) for the purpose of forming and capitalizing a new and independent electric vehicle company named VIA Automotive (later named VIA Motors, Inc.), a privately held a Delaware corporation.   On November 19, 2010, we completed the sale of substantially all of our Transportation and Industrial business segment assets to VIA Motors for $2.5 million in cash, the issuance of shares of VIA Motors common stock representing approximately 39% of VIA Motors issued and outstanding common shares and the assumption of certain liabilities related to the Transportation and Industrial business segment of approximately $1.0 million.  Our 39% interest is subject to pro rata dilution of a maximum of approximately 8% as a result of equity issuances to employees and directors. In addition, VIA Motors is obligated to close on not less than $10.0 million of additional equity or equity-linked securities in VIA Motors.  According to the November 2010 agreements, we are entitled to be issued additional shares of VIA Motors common stock as additional contingent consideration due to an anti-dilution feature contained in the agreements which provides that the subsequent issuance of up to $10.0 million of additional equity by VIA Motors shall not dilute our 31% ownership of the common equity in VIA Motors.

We evaluated the conditions outlined in the accounting guidance relating to the sale of our Transportation and Industrial business segment and determined that we are able to significantly influence but not control VIA Motors operation and therefore should record this sale as an equity method investment for accounting purposes.

In accordance with applicable accounting guidance, management determined that the fair value of the original shares we received and the contingent shares that are issuable upon completion of future equity based financing up to $10.0 million at the closing date totaled $2.2 million and $0.6 million, respectively. Therefore, we recorded our equity investment in VIA Motors totaling $2.2 million and contingent consideration as a derivative instrument totaling $0.6 million.  Upon receipt of the additional shares of VIA Motors common stock, the derivative instrument will be reclassified at its then fair value to “Equity Method Investment in VIA Motors”.  Based upon the consideration received in cash, the issuance of shares of VIA Motors, contingent consideration and the assumption of certain outstanding liabilities totaling $6.4 million for substantially all of the Transportation and Industrial business segment’s assets at the respective carrying values for the accounts receivable from General Motors, Inc. totaling $0.3 million; certain net fixed assets totaling $0.1 million and net intangible assets totaling $0.3 million, less selling costs of approximately $0.4 million, we recorded a gain on sale of the Transportation and Industrial business segment totaling $5.3 million.

  In accordance with the applicable accounting guidance, we also recorded our proportionate share of VIA Motors losses incurred between November 19, 2010 and December 31, 2010.  Based upon our ownership of common equity in VIA Motors at December 31, 2010 totaling 31.70%, we recognized a loss on equity method investee totaling $0.2 million.

Note 4. Geothermal property, plant and equipment, net

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

As noted above, pursuant to the Recovery Act, as an owner of a qualified geothermal power plant we elected to receive a grant from the U.S. Treasury Department in lieu of claiming either the ITC or the PTC. For a geothermal project, the amount of the grant is 30% of the cost of qualifying geothermal property placed in service. In December 2009, we submitted our application for a U.S. Department of Treasury grant under Section 1603 of the Recovery Act (the “Grant”) totaling approximately $33.0 million which we received in February 2010. Although the actual Grant was not received until February 2010, the Grant was deemed completed by the U.S. Department of Treasury in December 2009.

We elected to reduce the cost basis of our Thermo No. 1 plant by the amount of the capital expenditures included in our Geothermal property, plant and equipment account that qualified for reimbursement under the Grant. Accordingly, we reduced the cost basis of our Thermo No. 1 plant by $30.0 million. We will also decreased depreciation expense on a go forward basis and depreciate the net capitalized costs of the Thermo No. 1 plant as of December 2009 over its remaining useful life on a straight-line basis.

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

During the years ended December 31, 2010 and 2009, we delivered 47,730 and 25,200 MW hours of electricity to the City of Anaheim, respectively.  Thus far, we have been unable to operate the plant at designed capacity due primarily to mechanical deficiencies of the power generating units, lower than anticipated well field temperature and flow from certain wells and other inefficiencies which occurred as a result of overall design of the plant. Accordingly, we initiated several actions to improve the electrical output of the plant and the resource. These efforts included reworking certain production wells, the installation of bottom cycling operations and the replacement of recirculation pumps on each of the generating units with more efficient pumps. These efforts culminated in June 2010, at which time we evaluated the actual impact of these initiatives and the resulting overall performance of the plant. The results of this evaluation indicated that plant performance might have improved from the June 2010 output level of approximately 6.6 megawatts, but most likely would not achieve originally designed electrical output levels. After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. Accordingly, we estimated the net present value cash flow for the Thermo No. 1 plant and recognized the impairment and expensed $52.2 million of capitalized costs or $0.59 per share during the second quarter of 2010 resulting in a new basis of $30.1 million in the Thermo No. 1 plant.  This determination involved significant management judgments and is based on the information available at the time.  If these judgments prove to be incorrect, significant adjustments to our financial statements could occur.

On July 9, 2010, in conjunction with the execution of the Forbearance Agreement with Prudential, our Board of Directors authorized the solicitation of the sale of Thermo No. 1, or an interest therein.  We engaged an investment bank to assist in the sale of Thermo No. 1 and the solicitation process is currently ongoing. Accordingly we reclassified the Thermo No. 1 plant to an asset held for sale.  As it is anticipated that we may have continued involvement in the operations of the Thermo No. 1 plant after it is sold and has been our primary focus of operations for the past three years, the plant’s operations had not been reflected as “Discontinued Operation” in the accompanying financial statements, but rather as continuing operations.  In accordance with accounting guidance, we have ceased recording depreciation expense of approximately $0.4 million per year until the plant is sold or reclassified as held for use.  Had we recorded the depreciation expense relating to the Thermo No. 1 plant during the second half of 2010, the loss per common share computation for the year ended December 31, 2010 would not have changed.  The impact of not recording depreciation expense relating to the Thermo No. 1 plant on future earnings is estimated to potentially decrease the loss per common share by up to $0.01 per share for the year ended December 31, 2011.

In accordance with accounting guidance, once an asset is classified as “held for sale”, we measure the assets at fair value less the cost to sell the asset at each balance sheet date.  Since we are in the processes of obtaining bids for the sale of the Thermo No. 1 plant, we reviewed the current offers received and determined that based upon the amount that a willing buyer would pay to purchase the Thermo No. 1 plant, and accordingly adjusted the fair value to $14.6 million, net of selling costs.  This resulted in a $15.4 million reduction in the capitalized costs of the Thermo No. 1 plant or $0.17 per share which was expensed in the fourth quarter of 2010.

The table below sets forth the capitalized costs relating to our geothermal property, plant and equipment at December 31, 2010 and 2009, after reducing the costs for the impairments and reductions in fair value, respectively:

	December 31, 2010	December 31, 2009
Thermo No. 1 Plant:
Power project lease acquisitions	$447,787	$2,514,581
Well field drilling costs	5,682,900	31,813,747
Power plant	8,172,019	43,046,062
Transmission equipment	941,302	5,301,379
Accumulated depreciation	(625,870)	(2,242,172)
Net geothermal property, plant and equipment	$14,618,138	$80,433,597

Thermo No. 1 Construction Costs

We purchased PWPS power generating units for the construction of our Thermo No. 1 plant. Fifty of these power generating units were installed at the Thermo No. 1 plant. In addition to the power generating units, construction costs include the construction of a cooling tower, pipelines from the well field to the power generating units, electronic monitoring equipment, buildings to house the equipment, office space, fences, and roadways to the Thermo No. 1 plant.  As of December 31, 2010, we had incurred capitalized direct construction costs of approximately $63.4 million associated with the construction of the Thermo No. 1 plant without adjustment for receipt of the Grant and subsequent impairments and reductions in fair value.

The Thermo No. 1 plant construction costs included costs to construct transmission lines, connecting substations and electrical lines from the substation to the well pumps. In order to connect a geothermal power plant to the existing power lines, we constructed transmission lines from the plant to the local utility interconnection point. We also constructed a substation at or near the facility that will increase the voltage from the generation facility to match local utility transmission voltages. We completed construction of approximately 6.5 miles of transmission lines for the Thermo No. 1 plant and the associated substation and other interconnection lines with the plant. As of December 31, 2010, we had incurred capitalized direct costs of approximately $5.5 million associated with the construction of these transmission lines and substation without adjustment for receipt of the Grant and subsequent impairments and reductions in fair value.

Thermo No. 1 Wells

Prior to 2009, we had completed the drilling of five wells at our Thermo No. 1 plant that had been identified as production wells, two wells that had been identified as reinjection wells, one cold water well that is utilized for the cooling towers, and two wells that we have determined to be non-commercial wells. These two non-commercial wells were expensed accordingly.

During 2009, we drilled two additional wells that we expected to use as production wells, pending completion of testing. Although we had completed the initial drilling of both wells by December 31, 2009, based upon our limited capital resources, we had not been able to fully evaluate the commercial viability of both wells.  Accordingly, we classified the wells as pending.

During the second quarter of 2010, we completed our evaluation and determined that both wells demonstrated marginal production level properties relating to heat and flow of the geothermal fluids and that both wells would only marginally increase the production of electricity for the entire plant.  Furthermore, since our capital resources were limited, we determined during the second quarter of 2010 not to incur the cost of installing permanent piping from the well heads to the turbines and turned the wells off while performing the 10-day performance test required to achieve “Final Completion” at the Thermo No. 1 plant (as defined in the Thermo Financing Agreements).  As a result of evaluating the combined production capacity of the geothermal power plant and the combined electricity producing capacity of the production wells, in accordance with our policy, we determined that these two completed production-sized wells at Thermo No. 1 that were unlikely to be used for the production of electricity at the Thermo No. 1 plant in the near term.  Accordingly, we expensed both of these wells as part of the overall allocation of the June 30, 2010 impairment expense totaling $52.2 million described above.

The following table is a roll forward of the capitalized well costs for pending wells at the Thermo No. 1 plant for the years ended December 31, 2010 and 2009, respectively:
 .
Thermo No. 1 plant
Balance at December 31, 2008	$1,898,677
2009 Activity:
Additions to capitalized well costs for pending wells	8,011,669
Reduction due to receipt of Grant	(2,737,391)
Wells charged to expense	—
Reclassification of capitalized well costs from pending wells to wells used in production	—
Balance at December 31, 2009	$7,172,955
2010 Activity:
Additions to capitalized well costs for pending wells	149,422
Wells charged to expense	(7,322,377)
Reclassification of capitalized well costs from pending wells to wells used in production	—
Balance at December 31, 2010	$—

As of December 31, 2010, we had incurred capitalized direct costs of approximately $54.9 million associated with costs of developing the well field without adjustments for receipt of the Grant and subsequent impairments and reductions in fair value.  Capitalized interest included in the well field and construction costs of the Thermo No. 1 geothermal property, plant and equipment totaled $1.7 million.

Thermo No. 1 Leases

After identifying the Thermo No. 1 prospect area, we began acquiring geothermal rights. We entered into several lease agreements with the State of Utah School and Institutional Trust Lands Administration (the “State”) for geothermal rights in the Thermo No. 1 area totaling approximately 5,500 acres in Beaver and Iron Counties, Utah. The initial term of the geothermal leases is 10 years, subject to extension for as long as we are actively pursuing or generating electricity from the geothermal resources from the leased lands. The cumulative lease bonuses paid for both leases totaled $18,000. Annual delay rental payments on the State of Utah leases are $1.00 per acre and are due on each anniversary date until production begins. If a geothermal power plant is constructed which utilizes geothermal resources covered by the leases, royalties are paid based on a percentage of electrical sales from the plant.

Additionally, prior to 2009, we entered into a lease agreement with a private landowner for geothermal rights on approximately 11,000 acres of land located in the Thermo area. Through this lease, we acquired a 75% undivided interest in the geothermal rights on the properties. In October 2009, we acquired the remaining 25% undivided interest via a lease with another private entity. The initial term of the lease with 75% undivided interests is ten years. The initial term of the lease with the 25% undivided interests is five years. Royalties are paid on the leased properties on which the Thermo No. 1 plant is located and are based on a percentage of electrical sales from the plant. The cumulative lease bonuses paid for both leases totaled $147,800. We also capitalized the present value of our asset retirement obligation totaling $2.7 million that we assumed to plug our wells and decommission our geothermal power plant at the end of its estimated useful life. This asset retirement obligation is included in the carrying cost of the leased properties and amortized when the geothermal power plant is placed in service over its estimated useful life of 35 years. As of December 31, 2010, we had incurred capitalized direct costs of approximately $2.5 million associated with costs of the Thermo No. 1 leases without adjustments for receipt of the Grant and subsequent impairments and reductions in fair value.

Collateralized Thermo No. 1 Leases

Upon completion of the project financing arrangements for the Thermo No. 1 plant, we entered into the Thermo Financing Agreements that provide debt financing and tax equity capital for the Thermo No. 1 plant. Pursuant to the Thermo Financing Agreements, we agreed to contribute, as Class B membership equity interests, two geothermal leases held by certain of our wholly owned subsidiaries to the Thermo Subsidiary. These geothermal leases contain property totaling 1,507 acres on which we had drilled wells were being developed as either production wells or re-injection wells for the Thermo No. 1 plant. Additionally, we agreed to provide as collateral five geothermal leases representing parcels of land surrounding the Thermo No. 1 plant area totaling 8,892 acres (“Collateral Parcels”). Deutsche Bank (the “Collateral Agent”) was granted a security interest and continuing lien on all of our right, title and interest in the seven geothermal leases to be held as collateral by the Collateral Agent to secure prompt and complete payment when any and all of the obligations become due.

Pursuant to the amended Thermo Financing Agreements, the Collateral Agent is instructed to release all liens and return the Collateral Parcels and other collateralized parcels upon payment in full of the outstanding debt to Prudential and Merrill Lynch (see Note 11. “Short-Term and Long-Term Debt Instruments” for further discussion below).

Note 5. Power Project Leases and Prepaid Delay Rentals

The first phase of our development and construction of our geothermal power projects is site identification and evaluation.

One of the steps in the site identification and evaluation phase is land acquisition, pursuant to which we acquire land, lease land, or otherwise obtain the appropriate property interests to develop a potential project. Lease acquisition costs, including lease bonuses, legal costs, permit costs, and the fair value of other forms of compensation to acquire leases are capitalized as power project leases when incurred. The power project leases are capitalized but not amortized until the related power plant is placed in service. At that time, the related power project leases are capitalized as geothermal property, plant and equipment and amortized over the estimated useful life of the geothermal power plant. From time to time, we also purchase land outright to develop. Any land we purchase outright is not amortized and is stated in our financial statements at historical cost.

Our power project leases are considered contract-based intangible assets and the costs to acquire the power project leases are capitalized accordingly. Impairment of the power project leases is evaluated based upon a comparison of the fair value with its carrying amount at the balance sheet date. We evaluated our power project leases as of December 31, 2010 for impairment and determined that none of our intangible assets were impaired.

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

As part of our site identification and evaluation process, as of December 31, 2010, we had accumulated a large portfolio of geothermal interests in four western states in the United States that have the potential to provide sufficient geothermal energy to operate binary cycle geothermal power plants. In addition to our geothermal interests in the United States, we and Indonesia Power were selected as low bidders on a geothermal project in Indonesia. As a result, both companies were awarded a concession by the Indonesian government that includes approximately 100,000 acres of land that contains potential geothermal resources. In March 2010, we received notice from the United States Trade Development Agency (“USTDA”) that we had received a grant of up to $934,000. In April 2010, we signed an agreement with Indonesia Power to be the sole source contractor for the exploration program and began conducting exploration activities. These exploration activities are expensed when incurred and offset by the amount of the reimbursement which is 70% of the qualifying costs. We are currently in discussions with Indonesia Power to form a joint venture, subject to Board of Director approval.

The following represent capitalized power project lease and acquisition costs by geographical area and by general project area which include leases surrounding the target project development site at December 31, 2010:

State	Acreage	Capitalized Power Project Lease Acquisition Costs	Prepaid Delay Rental Costs	Total Capitalized Costs
Nevada
Truckee area	16,600	$755,905	$50,000	$805,905
Devil’s Canyon area	995	45,680	—	45,680
Trail Canyon area	7,487	179,593	—	179,593
Other areas	5,325	437,902	—	437,902
Total Nevada	30,407	$1,419,080	$50,000	$1,469,080
New Mexico
Lightning Dock area	3,160	$4,892,830	$—	$4,892,830
Total New Mexico	3,160	$4,892,830	$—	$4,892,830
Utah
*Greater Thermo and other areas, excluding Thermo No.1	183,959	$356,962	$—	$356,962
Total Utah	183,959	$356,962	$—	$356,962
Oregon
Klamath Falls area	984	$10,000	$—	$10,000
Alvord area	37,000	50,000	—	50,000
Total Oregon	37,984	$60,000	$—	$60,000
Total Power Project Leases	255,510	$6,728,872	$50,000	$6,778,872

The following represent capitalized power project lease and acquisition costs by geographical area and by general project area which include leases surrounding the target project development site at December 31, 2009:

State	Acreage	Capitalized Power Project Lease Acquisition Costs	Prepaid Delay Rental Costs	Total Capitalized Costs
Nevada
Truckee area	16,600	$755,905	$50,000	$805,905
Devil’s Canyon area	995	45,680	—	45,680
Trail Canyon area	10,640	179,593	—	179,593
Other areas	5,325	437,902	—	437,902
Total Nevada	33,560	$1,419,080	$50,000	$1,469,080
New Mexico
Lightning Dock area	3,160	$4,751,863	$—	$4,751,863
Total New Mexico	3,160	$4,751,863	$—	$4,751,863
Utah
*Greater Thermo and other areas, excluding Thermo No.1	145,180	$250,003	$—	$250,003
Total Utah	145,180	$250,003	$—	$250,003
Oregon
Klamath Falls area	984	$10,000	$—	$10,000
Alvord area	37,000	50,000	—	50,000
Total Oregon	37,984	$60,000	$—	$60,000
Total Power Project Leases	219,884	$6,480,946	$50,000	$6,530,946

*
The “Greater Thermo and other areas” as used in this table excludes the Thermo No. 1 plant and parcels which are in the closest proximity to the Thermo No. 1 plant. This acreage includes other parcels which we consider part of the greater Thermo area. Our holdings in the greater Thermo area total approximately 51,000 acres.

Significant Lease Acquisitions

In February 2010, we participated in a BLM auction to obtain the geothermal development rights for certain parcels of land in Millard and Juab Counties in Utah. We successfully won the bid for five parcels of land in Millard County and seven parcels of land in Juab County totaling 39,630 acres.  The terms of the BLM leases are 10 years. Our payment obligation under these leases was $160,139, which was paid in the first quarter of 2010. Pursuant to the terms of the BLM leases, annual delay rental payments totaled $118,890. If a geothermal power plant is constructed which utilizes geothermal resources covered by the leases, royalties are owed to the BLM based on a percentage of electrical sales from the plant. However, based upon our periodic assessment of leased properties, we determined that the parcels located in Milford County totaling 15,000 acres should be abandoned.  Accordingly, we expensed the previously capitalized costs relating to these parcels totaling $60,800 during the fourth quarter of 2010.   The annual delay rentals for the remaining parcels that are located in Juab County total $73,850.

Note 6. Geothermal Well Field Development-in-Progress

Once we have obtained sufficient third-party evaluation and analysis supporting the conclusion, with a high degree of confidence, that our leased geothermal property contains adequate renewable geothermal resources to continually produce electricity, we begin drilling production and reinjection wells for use at the geothermal power plant we intend to build. Depending on the depth of the well and conditions encountered, it typically takes up to approximately 90 days to drill a production or reinjection well. Once drilled, the determination of whether the well can be used in the production of electricity can take another six months or more and is normally based upon several factors such as; (1) the results of testing the heat and volume flow of the geothermal liquids, (2) the production capacity of the geothermal power plant, (3) the electricity producing capacity of the other production wells, and (4) the required total quantity of reinjection wells for the project. The costs of the wells for which the determination of the viability for use as a production or reinjection well is pending are capitalized with those wells that have already been determined for use as production or reinjection wells. The capitalized costs for pending wells and wells that have been determined to be used in the production of electricity are classified on the balance sheet as either well field development-in-progress or as geothermal property, plant and equipment if the plant is already placed in service. When management determines that it is probable that a well will not be used to in the production of electricity by the respective geothermal power plant, the previously capitalized costs of that well are expensed in the period in which the wells are determined to be unusable.

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

Lightning Dock Wells

During the third quarter of 2010, we obtained the appropriate permits and began drilling an exploratory well at the Lightning Dock project in New Mexico.  The costs to drill and test this well were expensed as incurred due to the exploratory nature of the well.  Based upon the results of our exploratory drilling, we obtained the necessary additional permits and posted the required bonds and began drilling our first production well at the Lightning Dock project in December of 2010.  As of December 31, 2010, we had not fully evaluated the commercial viability of the production well.  Accordingly, we classified the well as pending.

The following table is a roll forward of the capitalized well costs for pending well at the Lightning Dock project for the year ended December 31, 2010:
 .
Lightning Dock project
2010 Activity:
Additions to capitalized well costs for pending wells	$1,204,882
Wells charged to expense	—
Reclassification of capitalized well costs from pending wells to wells used in production	—
Balance at December 31, 2010	$1,204,882

The following table sets forth our capitalized permitting costs for projects to develop geothermal power plants that had not yet been placed in service by geographical area and by project as of December 31, 2010:

State	Intangible Drilling and Permitting Costs	Tangible Drilling Costs	Total Capitalized Costs
Nevada
Truckee project	$—	$—	$—
Devil’s Canyon project	124,247	—	124,247
Trail Canyon project	236,271	—	236,271
Total Nevada	$360,518	$—	$360,518
New Mexico
Lightning Dock project	$1,025,357	$179,525	$1,204,882
Total New Mexico	$1,025,357	$179,525	$1,204,882
Utah
Thermo No. 2 and Thermo No. 3 projects	$46,265	$—	$46,265
Other projects	30,097	—	30,097
Total Utah	$76,362	$—	$76,362
Oregon
Klamath Falls project	$83,090	$—	$83,090
Total Oregon	$83,090	$—	$83,090
Total	$1,545,327	$179,525	$1,724,852

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

Intangible drilling costs are normally higher than tangible drilling cost because tangible costs are limited to tangible materials such as pipe and well casings that become part of the well when the well is completed. No interest has been capitalized for well field development in progress for the years ended December 31, 2010 and 2009, respectively.

Note 7. Power Project Construction-in-Progress

The construction of the geothermal power plant, the related transmission lines, and the required substation takes place subsequent to the drilling of the initial production and re-injection wells. An independent engineering firm prepares the basic blue print design for each geothermal power plant project. The blueprints are customized for each plant prior to beginning construction. Depending on the contractual agreement with the entity financing the project, we either hire a third-party general contractor and several subcontractors to complete the construction of the power plant, installation of the power generating units, cooling towers and other electrical equipment or we act as the EPC contractor for the project. The construction of the power plant and related transmission lines are accumulated and capitalized over the construction period. Once the geothermal power plant is placed in service, the related construction costs will be reclassified as “Geothermal property, plant and equipment”.

In April 2009, we began selling electricity generated by the Thermo No. 1 plant to the City of Anaheim pursuant to a power purchase agreement we previously entered into with the City of Anaheim. Since our Thermo No. 1 plant was placed into service in the first quarter of 2009, we reclassified these construction costs as “Geothermal property, plant and equipment” accordingly. For further discussion of Thermo No. 1 construction costs, refer to Note 4. “Geothermal Property, Plant and Equipment”.

During 2009, pursuant to certain vendor purchase commitments, we had taken delivery at our Lightning Dock project site certain equipment to construct our cooling towers, water pumps and pipes to transport geothermal water from the wellheads to the power generating units and other electronic equipment that may be used to operate the geothermal power plant at the Lightning Dock project site. This equipment is capitalized as “Power project construction-in-progress” on our consolidated balance sheets, as detailed below.

We are currently obtaining the proper easements and right of way permits from the federal, state and private land owners to construct a 31 mile long transmission line from our Thermo No. 1 interconnect location to a Rocky Mountain Power system interconnect location.  During 2009, in anticipation of obtaining the necessary approvals to proceed with the construction of the proposed transmission lines, we purchased certain transformers and some reclosers totaling $1.9 million.  Some of these transformers and reclosers were transferred to the Lightning Dock location to prepare for construction of the transmission line totaling $1.4 million.

As part of our periodic review of long-lived assets for impairment, management reviewed the capitalized costs associated with the current blue prints designed for future projects.  These blue prints were designed based upon the specifications using between 50 and 100 PureCycle power generating units.  Based upon our experience with these power generating units at the Thermo No. 1 plant, management has concluded that the PureCycle power generating units will not meet the needs at the Lightning Dock plant.  Management has also concluded that we are not inclined to install these power generating units at our future plants at this time and that the blue prints will have to be significantly revised for future projects. Accordingly, for those blue prints not related to the Thermo No. 1 plant, management concluded that the previously capitalized costs of the blue prints totaling $2.1 million or $0.02 per share should be expensed as of December 31, 2010.

Power project construction-in-progress consisted of the following at December 31, 2010 and 2009 (by project), respectively:

	December 31, 2010	December 31, 2009
Lightning Dock project:
Power plant construction-in-progress	$4,140,496	$3,518,385
Transmission lines construction-in-progress	1,422,983	—
Accumulated depreciation	—	—
Total Lightning Dock project	5,563,479	3,518,385
Other projects:
Power plant construction-in-progress	$398,331	$2,855,936
Transmission lines construction-in-progress	514,621	1,904,179
Accumulated depreciation	—	—
Total other projects	912,952	4,760,115
Net power project construction-in-progress	$6,476,431	$8,278,500

Capitalized interest included in construction in progress totaled $481,300 and $277,700 for the years ending December 31, 2010 and 2009, respectively. Amounts capitalized as power project construction-in-progress will not be depreciated until the applicable geothermal power plant is placed in service.

Note 8. Equipment, net

Equipment consisted of the following at December 31:

	2010	2009
Office software	$62,022	$62,022
Office equipment	491,023	566,806
Engineering software	—	336,496
Engineering equipment	—	447,965
Demonstration vehicles	—	25,663
Marketing equipment	12,250	12,250
Geothermal Software	39,010	37,091
Geothermal equipment	188,649	53,403
Leasehold improvements	—	98,117
Total	792,954	1,639,813
Accumulated depreciation	(431,428)	(1,033,394)
Net equipment	$361,526	$606,419

On November 19, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) and Shareholders’ Agreement (“Shareholders’ Agreement” and together with the Purchase Agreement, the “Agreements”) with Via Automotive, Inc. (currently known as Via Motors, Inc. or “Via Motors”) pursuant to which the Via Motors purchased certain of our transportation and industrial business segment assets including certain office equipment and all of our engineering software, demonstration vehicles and engineering equipment.  Although the leasehold improvements at our testing facility was not included in the Purchase Agreement, we wrote off all previous costs since we no longer are the lessee of the testing facility.  We also moved into a smaller space for our corporate offices and therefore wrote off all previous leasehold improvements associated with the previous corporate space that is no longer in use.  At November 19, 2010, the historical cost of the assets purchased by Via Motors totaled $73,600 (office equipment); $338,000 (engineering software); $25,700 (demonstration vehicles) and $448,000 (engineering equipment).  The accumulated depreciation related to the assets purchased by Via Motors totaled $755,200.  The historical costs of the leasehold improvements associated with the testing facility that we wrote off totaled $81,700 and the leasehold improvements associated with the previous corporate office space that we wrote off totaled $27,300.

Note 9. Intangible Assets, net

At December 31, 2010 and 2009, we had capitalized costs directly related to internally developing, maintaining or restoring patents and trademarks totaling $13,490 and $434,667, respectively. The accumulated amortization related to patents at December 31, 2010 and 2009 totaled $0 and $48,942, respectively. Since trademarks are considered to have indefinite lives, the costs of trademarks are not amortized.

	December 31,
	2010	2009
Patents	$—	$250,222
Trademarks	13,490	184,445
Patents and Trademarks at Cost	13,490	434,667
Accumulated Amortization	—	(48,942)
Net Patents & Trademarks	$13,490	$385,725

Amortization expense relating to patents totaled $19,800 and $14,700 for the years ended December 31, 2010 and 2009, respectively.

On November 19, 2010, pursuant to the Purchase Agreement, Via Motors also purchased certain of our transportation and industrial business segment assets including three of our patents (U.S. Patent No. 6,847,186; 7,117,029; and 7,459,923) and twelve domestic and foreign patents for which we had filed applications.  The carrying cost of the patents purchased on November 19, 2010 totaled $120,782.  Via Motors also purchased four of our U.S. registered trademarks (U.S Registration No. 3,187,885; 3,765,439; 3,344,993; and 3,344,996) and ten of our domestic and foreign trademark for which we had filed applications.  The carrying cost of the trademarks purchased totaled $152,832.

Abandoned or impaired patents and trademarks are also expensed in the period of abandonment or when the impairment occurred and a loss is recorded based upon the cost less accumulated amortization of the asset. Since two of our patents (U.S. Patent No. 7,034,499 and 7,026,785) were not specifically included in the Purchase Agreement, management assessed the likelihood that the patents would be beneficial to our future operations.  Based upon management’s assessment, we determined that the patents that were not specifically included in the Purchase Agreement should be abandoned.  Accordingly, we recorded a loss relating to the abandonment of these patents.  For the years ended December 31, 2010 and 2009, losses relating to abandonment of patents and trademarks total $96,600 and $101,600, respectively.

At December 31, 2010, our global license (excluding Australia, New Zealand, South Africa, and Canada) for certain key heat transfer technologies including geothermal, waste heat recovery and bottom-cycling applications totaled $125,300 and accumulated amortization totaled $47,200. The amortization expense related to our global license at December 31, 2010 and 2009 totaled $10,892 and $10,892, respectively. Amortization expense relating to the global heat transfer technology license for the succeeding five years is $10,892 per year, or $54,460 total.

We have entered into various agreements to purchase the water rights from private owners of water rights in Utah, Nevada and New Mexico in order to provide the necessary water to operate the geothermal power plants that we intend to develop. The following table sets forth the quantity and costs of our water rights as of December 31, 2010 and 2009, respectively:

	December 31,
	2010	2009
Thermo No. 1 (380 acre feet per year)	$867,950	$867,950
Lightning Dock Project (options to purchase 280 and 850 acres feet per year, respectively)	36,800	43,156
Other Projects (100 acre feet per year)	100,000	100,000
Total Water Rights	$1,004,750	$1,011,106

We also purchased 291 acres of property for approximately $1.8 million that contains rights for 1,256 acre feet of water per year.  In May of 2009, we did not exercise the options to purchase water rights totaling 800 acre feet per year for our Lightning Dock project and expensed $24,000 accordingly. In December 2010, we did not extend or exercise the options to purchase water rights totaling 570 acre feet per year for our Lightning Dock project and expensed $63,900 accordingly.  Since water rights normally increase in value over time, no amortization has been recorded.

We have also purchased various right of way easements for a 31 mile long transmission line from our Thermo No. 1 interconnect location to a Rocky Mountain Power system interconnect location in Utah and various easements for a 14 mile long transmission line from our Lightning Dock plant to an interconnection location in New Mexico.  At December 31, 2010, the carrying cost of the easements located in Utah and New Mexico totaled $115,856 and $13,869, respectively.  At December 31, 2009, the carrying cost of the easements located in Utah and New Mexico totaled $52,770 and $13,869, respectively.  Since right of way easements normally increase in value over time, no amortization is recorded.

Note 10. Deferred Financing Fees

Deferred financing fees consisted of the following at December 31, 2010 and 2009, respectively:

	December 31, 2010	December 31, 2009
Deferred financing fees for placement of 8.00% convertible senior notes	$2,573,048	$2,573,048
Accumulated amortization	(1,668,098)	(1,018,945)
Net deferred financing fees for 8.00% convertible senior notes	904,950	1,554,103
Deferred financing fees for fair value of Merrill Lynch warrants vested upon closing Thermo No. 1 financing	$3,999,334	$3,999,334
Accumulated amortization	(3,792,291)	(455,686)
Net deferred financing fees for fair value of Merrill Lynch warrants vested upon closing Thermo No. 1 financing	207,043	3,543,648
Deferred financing fees for closing Thermo No. 1 financing	$1,600,000	$1,600,000
Accumulated amortization	(1,517,169)	(182,306)
Net deferred financing fees for the Thermo No. 1 financing.	82,831	1,417,694
Deferred financing fees for the Thermo Subsidiary restructuring on December 11, 2009	$332,589	$302,145
Accumulated amortization	(307,483)	(40,171)
Net deferred financing fees for the Thermo Subsidiary restructuring on December 11, 2009.	25,106	261,974
Deferred financing fees for the modification of Thermo Subsidiary debt terms on December 4, 2009	$152,356	$152,356
Accumulated amortization	(143,517)	(1,181)
Net deferred financing fees for the modification of Thermo Subsidiary debt on December 4, 2009.	8,839	151,175
Deferred financing fees for the modification of Thermo Subsidiary debt terms on July 9, 2010	$62,051	$—
Accumulated amortization	(50,245)	—
Net deferred financing fees for the modification of Thermo Subsidiary debt on July 9, 2010.	11,806	—
Net deferred financing fees	$1,240,575	$6,928,594

Refer to Note 11, “Short-term and Long-Term Debt Instruments” for further discussion of the 8.00% convertible senior notes deferred financing fees and discussion of the Thermo No. 1 financing and restructuring agreements. Also refer to Note 15. “Warrants” for further discussion of the fair value of the warrants that vested upon entering into the Thermo No. 1 plant financing arrangements.

Note 11. Short-Term and Long-Term Debt Instruments

Short-term 12.00% Secured Promissory Note

On October 27, 2010, we entered into a letter agreement among Evergreen Clean Energy, LLC (“Evergreen”), Raser Power Systems, LLC (“Raser Power”) and us (the “Evergreen Letter Agreement”). Pursuant to the Evergreen Letter Agreement, Evergreen agreed to advance us certain funds from time to time, including an initial advance of $1,150,000 on October 28, 2010. Accordingly, on October 28, 2010, we entered into a secured promissory note with Evergreen (the “Evergreen Secured Promissory Note” and, together with the Evergreen Letter Agreement, the “Evergreen Loan Agreements”).  The Evergreen Loan Agreements allow us to receive advances from Evergreen in one or more loans for an aggregate amount of up to $2.5 million.  Although we agreed to pay Evergreen a break-up fee of up to $2.0 million, subject to the occurrence of certain events prior to November 30, 2010, since those events did not occur, the break-up fee is no longer applicable.  The initial advance from the Evergreen Secured Promissory Note of $1,150,000 was used to settle a portion of our semi-annual interest payment obligation of $2.2 million to the holders of our 8.00% Convertible Senior Notes due 2013 (the “Convertible Notes”).  This interest payment was due on October 1, 2010 and was required to be paid by November 1, 2010 in order to avoid a payment default on the Convertible Notes.

Pursuant to the Evergreen Secured Promissory Note, principal and accrued interest on all loans are payable to Evergreen on the earlier of June 30, 2011, or the date on which we close a transaction for the sale of Thermo No. 1 (the “Maturity Date”).  The loans bear interest at the rate of twelve percent (12%) per annum or, with respect to any amounts not paid to Evergreen by the Maturity Date, at the rate of eighteen percent (18%) per annum. At December 31, 2010, the amount of principal and accrued interest outstanding on the Evergreen Secured Promissory Note totaled $1.2 million. As of December 31, 2010, we have made an interest only payments totaling $12,000 towards this loan.

Our obligations under the Evergreen Loan Agreements are secured by a first priority security interest in, and lien on all of our right, title, and interest in our Alvord prospect (formerly the Borax Lake prospect) located in Harney County, Oregon, pursuant to the Deed of Trust and Security Agreement, dated October 28, 2010, executed by Raser Power for the benefit of Evergreen (the “Deed of Trust”) and the Security Agreement, dated as of October 28, 2010, between Raser Power and Evergreen.  The carrying value of the geothermal lease secured under this Security Agreement at December 31, 2010 totaled $0.1 million.

Short-term 3.00% Secured Promissory Note

On October 1, 2010, we entered into a letter agreement (the “Evergreen-FE Letter Agreement”) with Evergreen-FE Lightning Dock, LLC (“Evergreen-FE”), Los Lobos Renewable Power, LLC, Raser Power Systems LLC and Lightning Dock Geothermal HI-01, LLC (“Lightning Dock”).  Pursuant to the Evergreen-FE Letter Agreement, on October 1, 2010, Lightning Dock entered into a separate security agreement (the “Evergreen-FE Security Agreement”) and a secured promissory note with Evergreen-FE (the “Evergreen-FE Secured Promissory Note” and, together with the Evergreen-FE Letter Agreement, the “Evergreen-FE Loan Agreements”).  The Evergreen-FE Loan Agreements provided certain funds to Lightning Dock, from time to time, for the purposes of initiating certain studies and payment of certain other budgeted expenses such as well field drilling and testing in connection with the Lightning Dock project.   According to the Evergreen-FE Secured Promissory Note, the aggregate principal amount of all advances and accrued interest was due on November 30, 2010 (the “Maturity Date”) and accrue interest at a rate of 3.00% per annum until the Maturity Date and at a rate of 9.96% per annum thereafter until paid in full.  The Maturity date was subsequently extended to the earlier of June 30, 2011 or 30 days after delivery of notice that Evergreen-FE will not proceed with investment in the Lightning Dock project. At December 31, 2010, the amount of principal and accrued interest outstanding on the Evergreen-FE Secured Promissory Note totaled $1.5 million.  As of December 31, 2010, we have made no principal or interest payments towards this loan.

Our obligations under the Evergreen-FE Loan Agreements are secured by a first priority security interest in, and lien on certain equipment.    The carrying value of the equipment secured under this Security Agreement at December 31, 2010 totaled $3.6 million.

 Pursuant to the terms of the Evergreen-FE Letter Agreement, we agreed to negotiate the substantive terms of an equity investment of Evergreen-FE in Lightning Dock (the “Proposed Equity Investment”).  The Proposed Equity Investment is for approximately $15.3 million representing an initial 51% interest in Lightning Dock (converting to a 50% interest at completion), and such funds would be used to finance a portion of the development and operation of the Lightning Dock geothermal power project.  Upon successful negotiation and finalization of a definitive agreement relating to the Proposed Equity Investment in Lighting Dock, any amounts previously advanced by Evergreen-FE would be credited towards the purchase price for the Proposed Equity Investment. Although we intend to work closely with Evergreen-FE to finalize definitive agreements, Evergreen-FE will not be obligated to make the Proposed Equity Investment until the parties execute definitive agreements. In addition, even if definitive agreements are executed, Evergreen-FE's obligations to fund its investment will likely be subject to the satisfaction of certain conditions, which could include commitments for debt financing, additional due diligence or other conditions beyond our control. As of December 31, 2010, we had not entered into a definitive agreement with Evergreen-FE.

Short-term 15.00% Amended Promissory Note Payable

On December 4, 2009, we entered into a Redemption Agreement (“the Redemption Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Inc. (the “Class A Member”). Pursuant to the Redemption Agreement, the Class A Member withdrew from the Thermo Subsidiary effective on December 11, 2009. Concurrently, the Thermo Subsidiary issued a promissory note payable to redeem the Class A Member for up to $24.5 million, subject to certain conditions including the timing and amount of proceeds from the 30% grant under Section 1603 of the Recovery Act and the amount of the convertible notes issued by us on March 18, 2008 (the “Convertible Notes”) held by the current holders of the Convertible Notes (as defined in the Redemption Agreement) on February 16, 2010. We also issued a promissory note payable with an effective date of June 30, 2010 to redeem the Class A Member for up to $24.5 million (the “Amended and Restated Promissory Note”) with substantially the same terms as the promissory note issued by the Thermo Subsidiary.  The promissory note issued by us would only become effective if the Thermo Subsidiary failed to achieve final completion by June 30, 2010.  On February 16, 2010, we amended the December 4, 2009 promissory note (the “Merrill Lynch Note”) and the Redemption Agreement (the “First Amended Redemption Agreement”) to change the effective date of the Merrill Lynch Note (the “First Amended Merrill Lynch Note”) and the Redemption Agreement to June 30, 2010.  Since the Thermo No. 1 plant did not achieve final completion by June 30, 2010, the First Amended Merrill Lynch Note was no longer valid and the Amended and Restated Promissory Note issued by us became payable with the terms described below.

The original promissory note payable accrued no interest until February 16, 2010 and was due and payable on February 15, 2011. Principal amounts and unpaid interest accrued interest at a rate of (i) fifteen percent (15%) per annum from February 15, 2010 through August 15, 2010, and eighteen percent (18%) per annum from August 16, 2010 through February 15, 2011 or until paid in full.

Accordingly, the Amended and Restated Promissory Note accrued no interest until June 30, 2010 and became due and payable on June 30, 2011. Under the Amended and Restated Promissory Note, principal amounts and unpaid interest bear interest at a rate of (i) fifteen percent (15%) per annum from June 30, 2010 through December 30, 2010, and eighteen percent (18%) per annum from December 31, 2010 through June 30, 2011 or until paid in full.  Pursuant to the First Amended Redemption Agreement, we received the 30% grant under Section 1603 of the Recovery Act totaling $33.0 million; however, more than 50 percent of the Convertible Notes held on December 4, 2009 were still outstanding on February 16, 2010, thus, the principal balance of the Merrill Lynch Note totaled $20.0 million. We imputed interest at 15% per annum for the period between December 4, 2009 and June 30, 2010 totaling $1.4 million which was accreted to reflect a discount against the note payable through June 30, 2010.  None of the subsequent amendments to the original promissory note changed the amount of principal balance payable.  At December 31, 2010, the principal and accrued interest of the Amended and Restated Promissory Note totaled $21.5 million.  As of December 31, 2010, we have made no principal and interest payments towards this note.

Pursuant to the Amended Redemption Agreement, after the 7.00% Senior Secured Note (the “Prudential Note”) described below is paid in full and the collateral related to the Prudential Note is release back to us, we will be required to enter into a deed of trust and security and other like documents in order to create and perfect a Lien against certain of the geothermal leases and  interconnection assets, including a switchyard on the facility site, transmission lines, certain systems communications equipment upgrades and right of way easements (the “Interconnection Assets Collateral”) previously used as collateral for the Prudential Note.  If the deed of trust and security relating to the Interconnection Assets Collateral is not delivered to the holder of the Merrill Lynch Note within 30 days after the Prudential Note is paid in full, the principal balance of the Amended and Restated Promissory Note will increase by $100,000 per month until the deed of trust and security is delivered.  As of April 15, 2011, management intends to deliver the deed of trust and security relating to the Interconnection Assets Collateral within 30 days of paying the Prudential Note in full.  Accordingly, we did not record an additional liability to increase the principal balance of the Amended and Restated Promissory Note as of December 31, 2010.

Furthermore, pursuant to the Amended Redemption Agreement, if certain conditions set forth in the Certificate of Rights and Preferences of the Fletcher Preferred Stock (see discussion of Fletcher Preferred Stock in Note 14. “Convertible Preferred Stock and Common Stock” below) with respect to the redemption of the Fletcher Preferred Stock for free-trading shares of our common stock are not satisfied, then the holder of the Fletcher Preferred Stock may elect to receive quarterly dividends in cash in lieu of shares of our common stock.  If the election to receive cash in lieu of shares of our common stock occurs, then the principal balance of the Merrill Lynch Note shall be reduced as of the date of the election by the amount of aggregate amount cash that the holder of the Fletcher Notes will receive subject to the election.  On March 16, 2011, we entered into a settlement agreement with Fletcher Asset Management, Fletcher Fund, L.P. and Fletcher International, Ltd. (together known as the “Fletcher Entities”) (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, the Fletcher Entities agreed to surrender and cancel the outstanding 2008 Fletcher Warrant, Fletcher Preferred Stock and the Fletcher Preferred Warrants and release us from any and all claims arising out of these and any related documents including the Certificate of Rights and Preferences of the Fletcher Preferred Stock.  Since we did not pay quarterly dividends to Fletcher in cash in accordance with the provision above, no adjustment to the outstanding principal balances was required as of December 31, 2010.

Short-term 10.00% Unsecured Line of Credit

On January 27, 2009, we entered into the Line of Credit with certain lenders (the “LOC Lenders”) party thereto. Pursuant to the Line of Credit, we could borrow up to $15.0 million, subject to the final approval of each advance by the LOC Lenders. Radion, one of the LOC Lenders, is controlled by the former Chairman of our Board of Directors, Kraig Higginson. The commitment amounts under the Line of Credit from each of the LOC Lenders were as follows: $7.2 million from Radion; $5.3 million from Ocean Fund; $2.0 million from Primary Colors; and $500,000 from Mr. Bailey. Under the Line of Credit, advances were subject to the final approval of the LOC Lenders, and amounts borrowed under the Line of Credit accrue interest at the rate of 10% per annum. Under the Line of Credit, each LOC Lender received warrants (the “LOC Warrants”) to purchase our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each LOC Warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The LOC Warrants have an exercise price of $6.00 per share. On July 22, 2009, we amended the Line of Credit agreement with the LOC Lenders. Under the amendment, we paid $2.9 million of the loan principal and approximately $0.4 million of accrued interest. In connection with the amendment, the due date of the remaining principal balance was extended until July 31, 2010, without an early payment penalty.  However, LOC Lenders have the right to demand early repayment of all or part of the outstanding balance at any time after November 15, 2009. On October 19, 2009, we sold shares of our common stock and warrants to three of the LOC Lenders in consideration for $5.4 million in promissory notes (for further discussion of the registered offering see Note 15. “Warrants” and Note 14. “Convertible Preferred and Common Stock” below). On October 23, 2009, we entered into agreements with the three LOC Lenders to cancel the $5.4 million promissory notes as an offset to settle the equivalent amount owed to the participating LOC Lenders for their respective portions of the outstanding Line of Credit balance on that date.  Since this transaction, in substance, was an extinguishment of debt, we were required to compute the fair value of the warrants on the date sold and record a loss on extinguishment of debt. We computed the fair value of the warrants using the Black-Scholes option pricing model on the date sold and recorded a loss on extinguishment of debt totaling $2.2 million in 2009.  Although we settled and closed the Line of Credit for three of the LOC Lenders, we continued receiving advances pursuant to the Line of Credit from Radion through February 2010. As of December 31, 2009, we had borrowed $13.5 million of the Line of Credit, and the LOC Lenders had received LOC Warrants to acquire approximately 1,799,774 shares of our common stock at a strike price of $6.00 per share as a result of the amount borrowed.

 In the first quarter of 2010, we borrowed an additional $125,000 of the Line of Credit and the remaining LOC Lender received additional LOC Warrants to acquire 62,364 shares of our common stock at a strike price of $6.00 per share as a result of the amount borrowed.  During the first and second quarters of 2010, we paid to the remaining LOC Lender approximately $0.3 million of the loan principal and approximately $0.5 million of accrued interest.

On June 29, 2010, Radion assigned the rights, interests and privileges to our Line of Credit which were previously held by Radion to Evergreen Clean Energy Fund, LLC and Bombay Investments (collectively, the “Assigned LOC Lenders”).  On August 5, 2010, we amended our Line of Credit with the Assigned LOC Lenders which further extends the maturity date of the Line of Credit to October 31, 2010 in consideration for a two percent (2%) increase to the principal amount of the Assigned LOC Lenders under the Line of Credit.

On October 13, 2010, we sold shares of our common stock and warrants to the Assigned LOC Lenders in consideration for $2.5 million in promissory notes (for further discussion of the registered offering, see Note 15. “Warrants” and Note 14. “Convertible Preferred and Common Stock” below)  Concurrently, we entered into an agreement with the Assigned LOC Lenders to cancel the $2.5 million in promissory notes as an offset to settle an equivalent amount owed to the Assigned LOC Lenders for their respective portions of the outstanding Line of Credit balance on that date.  Since this transaction was, in substance, an extinguishment of debt, we are required to compute the fair value of the warrants on the date sold and record a loss on the extinguishment of debt.  We computed the fair value of the warrants using the Black-Scholes option pricing model on the date sold and recorded a loss on extinguishment of debt totaling $1.1 million in 2010.  On October 11, 2010, we amended our Line of Credit with the Assigned LOC Lenders which further extended the maturity date to June 30, 2011.

At December 31, 2010, and 2009, the amount of principal and accrued interest outstanding on the Line of Credit totaled $2.8 million and $5.6 million, respectively.  As of December 31, 2010, we have made principal and interest payments toward the Line of Credit totaling $10.9 million and $1.2 million, respectively.

Short-term 7.00% Senior Secured Note (Non-recourse)

On August 31, 2008, we finalized the project financing arrangements for the Thermo No. 1 plant and entered into the Thermo Financing Agreements that provide debt financing and tax equity capital for the Thermo No. 1 plant. According to the Thermo Financing Agreements, the project financing arrangements for the Thermo No. 1 plant included approximately $31.1 million of permanent non-recourse debt financing for the Thermo No. 1 plant with a fixed annual interest rate of 7.00% per annum over 18 years. Our Thermo Subsidiary received proceeds from the debt financing of approximately $26.1 million for construction of the Thermo No. 1 plant after an original issue discount of approximately $5.0 million. After the effect of the original issue discount, the effective interest rate on the $26.1 million of debt financing proceeds is 9.50%. Pursuant to the Thermo Financing Agreements, the debt financing for the Thermo No. 1 plant is held by our Thermo Subsidiary, which is responsible for debt service, all maintenance and operations expenses, and the payment of various fees and distributions to us. Accordingly, if our Thermo Subsidiary defaulted on the loan, there would be no recourse to us to pay the unpaid balance.  The 7.00% Senior Secured Note (the “Prudential Note”) was subsequently assigned by Merrill Lynch to The Prudential Insurance Company of America and Zurich American Insurance Company (“Prudential”).

The Thermo Financing Agreements have been amended a number of times. Pursuant to the Forbearance Agreement, on July 9, 2010, we entered into a Second Amendment to Account and Security Agreement with Deutsche Bank Trust Company Americas (the “July 2010 Amendments”). Pursuant to the July 2010 Amendments, Prudential received an immediate payment of $27.0 million out of the Thermo No. 1 escrow account and waived compliance with certain debt-related covenants and obligations for the next year. This amount includes a principal reduction of $20.0 million of our debt and a make-whole fee for non-performance of the Thermo No. 1 plant totaling $7.0 million. Pursuant to the Amendments, during the next year, but no later than June 29, 2011, holders of the Prudential Note are entitled to receive an additional payment of up to $6.0 million plus the expenses of the administrative lender and agents (the “Additional Payment”) for full satisfaction of all amounts owed to them.

The July 2010 Amendments also contemplate that we will satisfy the Additional Payment using proceeds from the sale of all or part of our interest in the Thermo No. 1 plant, but the Amendments permit us to satisfy the Additional Payment by using cash from other sources, if available. Pursuant to the July 2010 Amendments, if the sale includes all of our interests in the Thermo No. 1 plant, holders of the Prudential Note are entitled to receive 50% of the proceeds of such a sale up to a maximum of $6.0 million plus the expenses of the administrative lender and agents. If the Additional Payment was not paid prior to June 29, 2011, then the Prudential Note would be in default and the Thermo Subsidiary would be obligated for the full payment of the original principal amount of $9.8 million, plus accrued interest at a rate of 7.00% per annum.  As a result, our board of directors has authorized the Company to explore opportunities to sell our interests in the Thermo No. 1 plant. We have engaged an investment bank to assist us in this process and solicit potential purchasers. If we are able to identify a buyer and negotiate acceptable terms, we hope to complete a sale of the Thermo No. 1 plant during the second quarter of 2011.

On October 26, 2010, we entered into an amendment to the Forbearance Agreement with Prudential and our Thermo Subsidiary (the “First Amended Forbearance Agreement”). Pursuant to the First Amended Forbearance Agreement, we received an immediate release of $1.1 million from the Thermo No. 1 escrow funds which was used to pay a portion of the October 2010 semi-annual interest payment with respect to the 8.00% Convertible Senior Notes described below. As consideration for the First Amended Forbearance Agreement, the forbearance period during which debt-related covenants and obligations are waived was shortened from June 29, 2011 to February 1, 2011.  In addition, the amount of the Additional Payment was also increased from up to a maximum of $6.0 million to up to a maximum of $6.25 million and the forbearance period of the Prudential Note was shortened to February 1, 2011.

On January 31, 2011, we entered into another amendment to the Forbearance Agreement with Prudential and our Thermo Subsidiary (the “Second Amended Forbearance Agreement”).  Pursuant to the Second Amended Forbearance Agreement, the forbearance period of the Prudential Note was extended from February 1, 2011 to March 15, 2011 and the amount of the Additional Payment was increased from up to a maximum of $6.25 million to up to a maximum of $6.75 million.  The Second Amended Forbearance Agreement also contemplate that we will satisfy the Additional Payment using proceeds from the sale of all or part of our interest in the Thermo No. 1 plant, Pursuant to the Second Amended Forbearance Agreement, if the sale includes all of our interests in the Thermo No. 1 plant, holders of the Prudential Note are entitled to receive 60% of the net proceeds of such a sale up to a maximum of $6.75 million plus the expenses of the administrative lender and agents. In addition, the forbearance period may be extended to April 15, 2011, if we provide Prudential with a letter of intent on or prior to March 15, 2011 with respect to the closing of a qualifying sale or other financing transaction that will result in Prudential receiving the Additional Payment in full.  We provided Prudential a letter of intent on March 15, 2011 which automatically extended the due date to April 15, 2011. Under the Second Amended Forbearance Agreement, we also agreed that any default remedies may be exercised subject to certain conditions including unable to pay the Additional Payment in full on April 15, 2011 and if the cash balance in the Thermo bank accounts fall below $250,000 after February 24, 2011.

At December 31, 2010, the principal and accrued interest of Prudential Note totaled $10.1 million.  As of December 31, 2010, we have made principal and interest payments toward the Prudential Note totaling $21.4 million and $4.0 million, respectively.

Pursuant to the Thermo Financing Agreements, to ensure prompt payment of the Prudential Note, the Thermo Subsidiary granted to the holders of the Prudential Note a security interest in and continuing lien on all of the Thermo Subsidiary’s intangible and tangible property including, but not limited to, all general intangible property, leases, equipment and the Thermo No. 1 plant.  In addition, we also granted continued secured interest in specific geothermal leases and interconnection assets, including a switchyard on the facility site, transmission lines, certain systems communications equipment upgrades and right of way easements.  The carrying value of the secured interests under the Thermo Financing Agreements at December 31, 2010 totaled 20.1 million.

Long-term 8.00% Convertible Senior Notes

In 2008, we sold $50.0 million aggregate principal amount of our 8.00% Convertible Senior Notes due 2013 (“Convertible Notes”) pursuant to the terms of the Purchase Agreement between the Initial Purchaser and us. We granted the Initial Purchaser of the Convertible Notes a 30-day overallotment option to purchase up to an additional $5.0 million aggregate principal amount of the Convertible Notes. On April 1, 2008, we sold an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of the Initial Purchaser’s overallotment option. The Convertible Notes were offered through the Initial Purchaser only to qualified institutional buyers in accordance with Rule 144 under the Securities Act of 1933, as amended. Six qualified institutional buyers purchased the Convertible Notes. The net proceeds from the sale of the Convertible Notes, after deducting financing fees of $2.2 million, totaled $52.8 million. The Convertible Notes’ financing fees of $2.2 million has been capitalized as a deferred financing fee and will be amortized as additional interest expense over the five-year term of the Convertible Notes. As of October 1, 2010, we had paid the first five semi-annual interest payments to the current holders of the Convertible Notes totaling $11.1 million.

The Convertible Notes bear interest at a rate of 8.00% per annum, which is payable semi-annually. The Convertible Notes are convertible, at the holder’s option, at an initial conversion rate of 108.3658 shares of common stock per $1,000 principal amount of Convertible Notes, which represents a 20% conversion premium based on the last reported sale price of $7.69 per share of our common stock on the date the sale the Convertible Notes were completed. Conversion of all Convertible Notes will result in the issuance of up to a maximum of 5,960,121 shares of our common stock. As of December 31, 2010, none of the Convertible Notes had been converted. The Convertible Notes are unsecured and rank on parity with all of our other existing and future unsecured indebtedness. There is no secured collateral associated with the Convertible Notes.

Concurrently, with the pricing of the Convertible Notes, we entered into a call spread option transaction and a confirmation of a forward stock purchase transaction with an affiliate of the Initial Purchaser of the Convertible Notes. We used approximately $15.0 million of the net proceeds from the offering to repurchase shares of our common stock pursuant to the forward stock purchase transaction and approximately $5.9 million of net proceeds to fund the call spread option transaction. We used the remaining net proceeds from the offering for general corporate purposes and to continue well field and other development activities for the geothermal power plants we are developing. For further discussion of the call spread option and forward purchase transaction, refer to Note 14. “Convertible Preferred and Common Stock” below.

The table set forth below represents outstanding scheduled principal payments for our short-term and long-term debt instruments as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
Short-term 12.00% secured promissory note	$1,150,000	$—	$—	$—	$—	$—	$1,150,000
Short-term 3.00% secured promissory note	1,524,621	—	—	—	—	—	1,524,621
Long-term 7.00% senior secured (non-recourse note), *	9,777,440	—	—	—	—	—	9,777,440
Long-term 8.00% convertible senior notes	—	—	55,000,000	—	—	—	55,000,000
Short-term 15.00% amended promissory note payable	20,000,000	—	—	—	—	—	20,000,000
Short-term 10.0% amended unsecured line of credit	2,773,938	—	—	—	—	—	2,773,938
Total long-term debt obligations	$35,225,999	$—	$55,000,000	$—	$—	$—	$90,225,999

*	Scheduled payments represent payments on the face value of the note without the recorded discount of $261,136.

Note 12. Asset Retirement Obligation

The following table sets forth a reconciliation of beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	December 31,
	2010	2009
Balance at beginning of year	$2,749,342	$2,152,230
Actual cost incurred to retire asset	—	—
Changes in price estimates	—	—
Liabilities incurred	140,966	394,244
Accretion expense	207,000	202,868
Total asset retirement obligation	$3,097,308	$2,749,342

In April 2009, we began selling electricity generated by the Thermo No. 1 plant to the City of Anaheim. In connection with the construction of the Thermo No. 1 plant, we have incurred a future obligation to dismantle the geothermal power plant, plug and abandoned our production-sized wells that we have drilled and restore the property to its original state at the end of the power plant’s useful life which is estimated at 35 years. Therefore, we have estimated the present value of the asset retirement liabilities for the Thermo No. 1 plant and for each of the respective wells of approximately $2.7 million. In 2010, we began drilling an exploratory well and a production sized well at our Lightning Dock project site in New Mexico. In connection with the drilling of these wells, we have incurred a future obligation to plug and abandon the wells that we have drilled and restore the property to its original state at the end of the power plant’s useful life which is estimated at 35 years.  Therefore, we have estimated the present value of the asset retirement liabilities for the Lightning Dock wells at approximately $0.3 million.  Our asset retirement liability at our Truckee project in Nevada totaled approximately $0.1 million at December 31, 2010.

No wells were required to be plugged and abandoned during the years ended December 31, 2010 and 2009, respectively.

In connection with our asset retirement obligation, we have posted drilling bonds with the Nevada Department of Minerals totaling $50,000, the Utah Division of Water Rights totaling $50,000, the Oregon Department of Geology & Mineral Industries totaling $25,000, the New Mexico BLM totaling $45,000 and RLI Insurance totaling $70,000 to ensure that we comply with the local plug and abandonment requirements associated with drilling wells.

Note 13. Contingencies and Commitments

We have entered into non-cancelable operating leases for our corporate offices located in Provo, Utah which has been extended through December 31, 2011.  In connection with the November 2010 sale of our transportation and industrial business segment assets, we assigned the leases for our testing facility in Utah and our office space in Michigan to VIA Motors.

Future minimum lease payments under non-cancelable operating lease under the Leases Topic of the FASB Accounting Standards Codification as of December 31, 2010 were as follows:

Year Ending December 31,	Minimum lease payment
2011	$82,500
2012	—
2013	—
2014	—
2015	—
Thereafter	—
Total minimum payments	$82,500

Total rent expense for the years ended December 31, 2010 and 2009, was approximately $443,500 and $447,000, respectively.

We entered into an agreement with a private land owner adjacent to our geothermal leased property in Hidalgo County, New Mexico. Under the agreement, we are permitted to store certain equipment, pumps and other items that have been delivered to New Mexico for construction of our Lightning Dock geothermal power plant. The agreement continues on a month-to-month basis until all equipment is removed from the property at a rate of $3,050 per month.

We purchased and installed fifty power generating units at our Thermo No. 1 power plant in accordance with an amended purchase agreement with Pratt Whitney Power Systems (“PWPS).  Pursuant to the amended purchase agreement, we retained approximately $4.3 million of the purchase price of the power generating units pending successful completion of the Thermo No. 1 plant.  We are allowed to keep the retained portion of the purchase price as a liquidated damages payment if certain performance conditions related to the generating units are not met. As of December 31, 2010, the Thermo No. 1 plant was generating below targeted levels and had not achieved successful completion. As a result, we believe we may be entitled to keep the retained portion of the purchase price as liquidated damages. However, PWPS disputes our claim to the retained portion of the purchase price. Our ability to keep any portion of the retained amount will depend upon the resolution of the dispute with PWPS. Accordingly, we have recorded the $4.3 million in our accrued liabilities until the dispute is settled.  Our equipment purchase obligations are recorded as liabilities when the equipment is received by us or the risk of loss has been legally transferred to us.

Our purchase obligations include our amended agreements with PWPS for the purchase of power generating units and the related 10-year maintenance agreement expiring in 2018.  As of December 31, 2010, we are obligated to pay PWPS under the amended agreements and maintenance agreement $5.2 million in 2011; $1.0 million in 2012; and $1.0 million in 2013.  In 2014, the PWPS maintenance fees increase due to the amortization of additional upgrade maintenance which is scheduled each five years.  However, under the amended agreements with PWPS, we may elect, at our sole option, to enter into negotiations with PWPS to determine a mutually acceptable adjustment (either upwards or downwards) to the annual payment after 2013. If either party does not agree on a mutually acceptable adjustment, then either party may terminate the agreement without penalty.  Accordingly, the amounts presented as purchase obligations exclude amounts payable to PWPS that may be terminated by us at that time without penalty in years six through ten totaling an aggregate of $8.6 million.

Pursuant to the amended purchase agreement, PWPS agreed that we would receive preferential pricing until April 9, 2011 and until the earlier of April 9, 2012 and the date on which we have installed 200 power generating units (in addition to the power generating units installed at our Thermo No. 1 plant site, PWPS will be the exclusive provider of heat-to-electricity equipment used for each merchant power plant project we develop if PWPS can provide equipment meeting the needs of the project. However, management is currently evaluating the equipment needs for the Lightning Dock project, have concluded that PWPS cannot meet the power generating needs of the Lightning Dock location. We are currently in discussions with PWPS to amend the purchase agreement.

We, through our subsidiaries, have entered into four wheeling transmission agreements in Utah, New Mexico, and Nevada. The terms of the agreements are from between five to twenty years.  Under the agreements, the start dates are deferrable annually for up to five years or until the later of the service acceptance date or completion of required upgrades by us, if any.  As of December 31, 2010, we were obligated to pay $0.6 million in 2011; $1.2 million in 2012; $1.2 million in 2013; $1.2 million in 2014; $1.2 million in 2015 and $9.7 million thereafter through 2030.  The wheeling costs are generally reimbursable under power purchase agreements or can be sold to third parties at negotiated prices.  Currently, our City of Anaheim and Salt River Project power purchase agreements contain provisions that fully reimburse the wheeling costs.  Of the wheeling transmission commitments above, the amount of wheeling costs that will be reimbursed under our power purchase agreements approximate $0.3 million in 2011; $0.7 million in 2012; $0.7 million in 2013; $0.7 million in 2014; $0.7 million in 2015 and $3.5 million thereafter through 2030.  To the extent we have transmission service rights in excess of our current project needs, we intend to resell all or a portion of our wheeling transmission capacity to third parties for the remaining commitments to minimize the impact of the overall commitment. Since these wheeling agreements are held in our special purpose subsidiaries and not guaranteed by the parent, we believe that should we fail to pay the commitments, there would be no recourse to the parent company.

We have entered into various geothermal lease agreements which are considered contract-based intangible assets and not included in non-cancellable lease agreements above.  Although our geothermal lease agreements are not considered to be operating leases, our purchase obligations include delay rental payments that we have agreed to make in order to maintain our granted rights to the leased properties.  Our geothermal lease agreements range from 5 to 50 years.  As of December 31, 2010, we were unconditionally obligated to pay the landowners approximately $0.2 million in 2011; $0.2 million in 2012; $0.2 million in 2013; $0.1 million in 2014; $0.1 million in 2015 and $0.6 million thereafter.

We have also entered into various geothermal lease agreements that may be terminated by us at any time without penalty. The annual aggregate payment obligation under all such lease obligations in effect on December 31, 2010 is approximately $0.3 million.  We have purchase options with certain landowners in New Mexico to exercise at our sole discretion, the right to acquire approximately 280 acre feet of water rights totaling $0.4 million. The water rights purchase options may be terminated by us at any time without penalty and expire on December 31, 2011.

We have also entered into certain purchase obligations including a series of purchase and service agreements whereby certain vendors have agreed to provide certain equipment and services to us. As of December 31, 2010, we were obligated to pay the vendors excluding PWPS approximately $0.5 million in 2011.

We have also incurred certain asset retirement obligations that include our future obligation to dismantle the geothermal power plant, plug and abandon our production-sized wells that we have drilled and restore the property to its original state at the end of the power plant’s useful life which is estimated at 35 years. We have also incurred an obligation to plug and abandon certain wells at our Lightning Dock project and our Thermo No. 1 plant within one year. Therefore, we have estimated the present value of the asset retirement liabilities for the Thermo No. 1 plant and for each of the respective wells. Our asset retirement obligation is approximately $0.2 million in 2011 and $2.9 million upon dismantlement of the Thermo No. 1 plant.

 Contingent Options, Warrants and Share Grants

From time to time, we issued contingent options, warrants and share grants as an incentive for performance based compensation or purchase of assets. Below are descriptions of contingent options, warrant and share grants that are outstanding as of December 31, 2010.

We currently maintain a 10-year geothermal lease agreement to obtain the exclusive right to drill for, extract, produce, remove, utilize, sell and dispose of all forms of thermal energy on the private lands in Nevada. This lease was necessary to more fully secure our interest in the property. As part of the consideration for the 10-year geothermal lease agreement we committed to grant 25,000 restricted shares of our common stock, contingent upon successfully placing a geothermal power plant in operation upon the leased lands. At the end of each quarter since the grant date, management assessed the likelihood of completing the contingent requirements and concluded that it remained “reasonably possible” as defined in the Liabilities Topic of the FASB Accounting Standards Codification. Accordingly, we did not recognize equity compensation during the years ended December 31, 2010 and 2009, respectively.

We granted options to purchase 50,000 shares of our common stock to a key executive in our power systems segment. Vesting of these options is contingent upon successfully placing each of our first three geothermal power plants in service. The options will vest with respect to one third of the shares each time one of the three geothermal power plants is successfully placed in service. The option exercise price is $7.20 per share, which was the closing market price on the grant date. Failure to successfully place any of the first three geothermal power plants in service will result in the forfeiture of one third of the unvested contingent options. For each reporting period through the second quarter of 2010, management assessed the likelihood of completing the contingent requirements and concluded that the completion of the first geothermal power plant was considered “probable” as defined in the FASB Accounting Standards Codification. Accordingly, we recognized equity compensation for the years ended December 31, 2010 and 2009 totaling $141 and $15,981, respectively. However, since we failed to achieve final completion at the Thermo No. 1 plant, the performance based condition was not met.  Accordingly, the options relating to placing the first geothermal power plant in service have not vested as of December 31, 2010 and we have ceased recognizing equity compensation relating to these options.  In addition, the key executive has been reassigned and is currently no longer responsible for the construction of our geothermal power plants.  Therefore, for remaining two specific projects, management assessed the likelihood of completing the contingent requirements as “remote” as defined in the FASB Accounting Standards Codification. Accordingly, we did not recognize equity compensation for the other two specific projects during the years ended December 31, 2010 and 2009, respectively.

On April 6, 2009, the Board of Directors granted contingent contractor warrants to acquire 50,000 shares of our common stock to a service provider at an exercise price of $4.00 per shares which exceed the closing market price on the day of the grant of $3.83 per share. Vesting of these the first 25,000 warrants is contingent upon successful execution of a joint venture agreement between Indonesia Power and us for a predefined project. Vesting of the second 25,000 warrants is contingent upon breaking ground for the geothermal power plant to be constructed at the predefined project site in Indonesia. At December 31, 2010, management reassessed the likelihood of completing the contingent requirements as defined in the FASB Accounting Standards Codification. Based on this assessment, management concluded that, since we are in the exploratory phase of the Indonesia project, it is “reasonably possible” that a joint venture agreement between Indonesia Power and us will be executed and that ground breaking for the geothermal power plant to be constructed at the predetermined project site in Indonesia, subject to the results of our initial testing. Accordingly, we did not recognize equity compensation during the years ended December 31, 2010 and 2009, respectively.

 We entered into a geothermal project alliance agreement whereby a service provider agreed to provide engineering advice to us relating to geothermal drilling and geothermal power plant construction. As part of the consideration for the agreement, we agreed to grant 5,000 shares of common stock upon issuance of a certificate of completion with respect to each of the first three specific projects. For each reporting period through the second quarter of 2010, management assessed the likelihood of completing the contingent requirements and concluded that the completion of the first geothermal power plant was considered “probable” as defined in the FASB Accounting Standards Codification. Accordingly, we did not recognize equity compensation for the years ended December 31, 2010 and 2009. However, since we failed to achieve final completion at the Thermo No. 1 plant, the performance based condition was not met.  Accordingly, the shares relating to placing the first geothermal power plant in service had not vested as of December 31, 2010 and we have ceased recognizing equity compensation relating to these shares.

Guarantees

We have a variety of obligations under the financing arrangements for our Thermo No. 1 plant (the “Thermo Financing Agreements”). The Thermo Financing Agreements have been amended a number of times. The Thermo Financing Agreements include a guaranty (the “Guaranty Agreement”). Under the Guaranty Agreement, we guaranteed the full payment of any drilling costs in excess of the original drilling account escrow of $5.7 million that may be required to achieve Final Completion (as defined in the Thermo Financing Agreements, as amended) by July 9, 2010.  However, we did not achieve final completion of the Thermo No. 1 plant by July 9, 2010. Therefore, Prudential could cause us to continue drilling until the Thermo No. 1 plant achieves final completion.  However, in February 2011, we entered into a second amended forbearance agreement whereby Prudential agreed to forbear any default conditions until April 15, 2011.  Through December 31, 2010, we had contributed an additional $16.4 million to the drilling account escrow for completion of the well field. The drilling costs are accrued and capitalized in the period in which they are incurred.

 The Thermo Financing Agreements also include an engineering, procurement and construction agreement (the “EPC Agreement”) with Thermo No. 1 BE-01, LLC (“Thermo Subsidiary”). Pursuant to the EPC Agreement, we agreed to oversee the engineering, procurement and construction of the Thermo No. 1 plant. In addition, we guaranteed the completion of the plant construction and the payment of all services performed by the subcontractors. We do not have any further liabilities as a result of our failure to achieve Final Completion as long as we make the Additional Payment of $6.75 million to Prudential on or before April 15, 2011.

 As of December 31, 2010, we did not have any letters of credit or repurchase obligations.

Legal Proceedings

On August 17, 2009, Kay Mendenhall (“Mendenhall”), an individual, and Spindyne, Inc. (“Spindyne”), a Utah corporation, filed a complaint in Fourth Judicial District Court, Utah County, Utah against Jack H. Kerlin, an individual, Kraig Higginson, an individual, and Raser Technologies, Inc. Mendenhall and Spindyne allege that, around the time that Raser was formed, Kerlin, on behalf of Spindyne, assigned to Raser the rights to use certain proprietary technology that was owned by Spindyne. Mendenhall and Spindyne allege that they were not properly compensated for that technology. In general, the complaint alleges, among other claims, breach of contract, breach of implied covenant of good faith and fair dealing, and intentional interference with contract and prospective economic relations. The complaint seeks damages in an amount to be determined at trial for the value of the alleged technology. Neither Spindyne nor Mendenhall have any relationship with us or Mr. Higginson, our Chairman. The Company’s position is that the alleged technology at issue in the complaint is not currently in use and has never been used by the Company or Mr. Higginson.  We, along with Messers Higginson and Kerlin, filed a motion to dismiss the complaint, which was granted by the Fourth Judicial District Court on May 5, 2010. The plaintiffs filed a notice of appeal on June 3, 2010. In July 2010, the Court of Appeals sua sponte initiated a motion to remand the case back to the District Court to address certain procedural issues before the merits of the appeal can be heard. The appeal is currently pending.  We intend to vigorously defend our position and believe that a negative outcome is unlikely.  Accordingly, we did not record a liability at December 31, 2010 relating to this legal proceeding.

Raser Technologies, and its affiliate Thermo No. 1 BE-01, LLC (the “Thermo Subsidiary”) have three ongoing disputes with Pratt & Whitney Power Systems (“PWPS”), an affiliate of United Technologies Power Corporation (“UTCP”), with respect to three separate contracts between the parties.  Two of these contracts, the Service Agreement dated December 31, 2008, and the Reimbursement Agreement between Raser Technologies Inc. and PWPS dated August 31, 2008 involve the Thermo No. 1 project in Beaver County, Utah.  The third contract, an unnamed “Agreement” between Raser Technologies and PWPS dated April 9, 2009 involves alleged future equipment purchase obligations of Raser Technologies and its affiliates.

According to a PWPS default notice, PWPS alleges that Raser Technologies owes PWPS approximately $4.3 million under the terms of the Reimbursement Agreement, as amended, based on a similar amount that was withheld by the Thermo Subsidiary under the August 31, 2008 Purchase Contract between PWPS and the Thermo Subsidiary covering 50 PureCycle generating units purchased for the Thermo No. l project.  It is PWPS’ position that this amount is owed PWPS regardless of the ongoing dispute over the comparable amount due under the Purchase Contract.  In addition, Raser has raised concerns over the efficiency of the 50 Pure Cycle units and the operational viability of eight units deployed in a bottom cycling configuration, all eight of which have experienced significant failure since commissioning.  Although we believe that the PWPS claims are without merit, we have recorded this amount as a liability.

PWPS also claims that the Thermo Subsidiary is in default of the Service Agreement for the Thermo No. 1 project due to non-payment of invoices for maintenance and related services in the aggregate amount of approximately $0.3 million.  The Thermo Subsidiary disputes these invoices on the grounds that PWPS has failed to provide some or all of the maintenance services, and has breached applicable warranties. However, we have recorded this amount as a liability.

A third default notice issued by PWPS involves Raser’s alleged breach of Section 5 of the April 9, 2009 Agreement, that PWPS alleges requires Raser and its affiliates to purchase geothermal generating equipment produced by PWPS for future geothermal projects unless PWPS is unable to meet the needs of such projects.  PWPS has not asserted any specific amount of damages, but has claimed a breach based upon Raser’s alleged decision to utilize equipment produced by others for the Raser Lightning Dock project in New Mexico. Raser has contested, and continues to contest, all of the foregoing claims by PWPS and has delivered to PWPS a statement of defenses and counterclaims.  Raser and PWPS are currently in settlement discussions to resolve the foregoing issues.  Since we have only announced our intention not to use PWPS and we have not contracted with another company to purchase turbines to be used at the Lightning Dock power plant, as of April 12, 2011, we do not believe that a liability should be recorded at December 31, 2010.

Raser is not subject of any other legal proceedings and we are unaware of any proceedings presently contemplated against Raser by any federal, state or local government agency.

Note 14. Convertible Preferred Stock and Common Stock

Convertible Preferred Stock

On February 3, 2010, we completed a private placement offering of 5,000 shares of A-1 Series convertible preferred stock (the “Fletcher Preferred Stock”) and issued 14,000 preferred warrants (the “Fletcher 2010 Preferred Warrants”). The Preferred Stock and the Preferred Warrants were purchased by Fletcher International, Ltd. (“Fletcher”). The net proceeds, after deducting the underwriter fees and other estimated offering expenses payable by us, were approximately $4.6 million.

The Fletcher Preferred Stock had the following key terms: (i) each share of the Fletcher Preferred Stock will accrue a quarterly dividend (ii) each share of the Fletcher Preferred Stock will be convertible into shares of common stock at a price of $5.00 per share, such price being subject to adjustment for stock splits, combinations, stock dividends and the like, (iii) the holders of the Fletcher Preferred Stock will have the right to redeem the shares of the Preferred Stock purchased pursuant to the purchase agreement at the earlier of July 28, 2010 or the date on which the Daily Market Price (as defined in the Certificate of Rights and Preferences of the Fletcher Preferred Stock) rises above $2.00 per share, or the date of a public announcement of the intention or agreement to engage in a transaction or series of transactions that may result in a change of control of the Company (iv) the redemption price for each share of the Fletcher Preferred Stock into shares of common stock will be the greater of (a) $1.2277 per share of common stock and (b) 120% of the Prevailing Market Price (as defined in the Certificate of Rights and Preferences of the Fletcher Preferred Stock) at the first redemption date, which price were subject to adjustment under certain circumstances such as certain equity issuances subsequent to July 28, 2010.  During the third quarter of 2010, we entered into certain registered direct offerings that resulted in a decrease of the Floor Redemption Price from $1.2277 to $1.0231.

As consideration for acting as underwriter, we paid the underwriter a cash fee of 5% of the aggregate purchase price for the Fletcher Preferred Stock sold in the offering, and issued to the underwriter certain warrants (the “Underwriter Warrants”). See discussion of the Fletcher 2010 Preferred Warrants and Underwriter Warrants in Note 15. “Warrants” below.

On March 16, 2011, pursuant to a settlement agreement, Fletcher agreed to cancel the Fletcher Preferred Stock, Fletcher 2010 Preferred Warrants and the Fletcher 2008 Warrants in exchange for 51.7 million shares of our common stock and warrants to acquire 26.9 million shares of our common stock at an exercise price of $0.18612 per share which expires on March 15, 2020.   See discussion of the cancellation of the Fletcher Preferred Stock in Note 21. “Subsequent Events” below.

2010 Convertible Preferred Stock Dividends

Pursuant to the Fletcher Preferred Stock agreements, the dividend rate was equal to the value of the preferred stock outstanding multiplied by the 3-month LIBOR plus 8%, determined on the first day of each dividend period, but in no event higher than 14%, subject to adjustment and the quarterly dividend was payable in cash or in shares of our common stock, at our sole option.  For dividends paid with our common stock, the dividend was divided by the average of the five lowest inter-day volume weighted average market prices of our common stock during the sixty business day period ending three business prior to quarter end. Based upon the quarterly dividend computations, Fletcher Preferred Stock dividends totaled $65,305, $104,785, $107,852 and $105,936 for the quarters ending March 31, June 30, September 30 and December 31, 2010, respectively.   Accordingly, we elected to issue 70,457, 200,466, 388,151 and 686,113 shares of our common stock to settle our quarterly Fletcher Preferred Stock dividends obligations for the quarters ending March 31, June 30, September 30 and December 31, 2010, respectively.  On March 16, 2011, pursuant to a settlement agreement, Fletcher agreed to cancel the Fletcher Preferred Stock , Fletcher 2010 Preferred Warrants and Fletcher 2008 Warrants.  Accordingly, no additional preferred stock dividends will be paid with respect to the Fletcher Preferred Stock.  See discussion of the cancellation of the Fletcher Preferred Stock in Note 21. “Subsequent Events” below.

 2010 Controlled Equity Offering Transaction

On April 7, 2010, we entered into a controlled equity offering sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), which provided for the sale of up to $25.0 million of our common stock from time to time through Cantor acting as agent and/or principal. As of May 10, 2010, we had sold 1,802,100 shares pursuant to the Sales Agreement for an aggregate of approximately $1.7 million. After deducting commissions, we received net proceeds of approximately $1.6 million from the sale of these shares. On May 10, 2010, we ceased selling shares of our common stock pursuant to the controlled equity offering. We also provided notice to Cantor that we were terminating the Sales Agreement and that we had no further intention of selling shares of our common stock through the controlled equity offering.

2010 Registered Direct Offerings

October 2010 Registered Direct Offering

On October 13, 2010, we sold 9,305,790 shares of our common stock and warrants to acquire up to 4,652,895 shares of our common stock to the holders of our Line of Credit debt instruments in consideration for $2.5 million in promissory notes. The common stock and warrants were sold as units (the “Units”), with each Unit consisting of one share of common stock and one warrant to acquire 0.50 shares of our common stock (each, a “Warrant” and collectively, the “October 2010 Warrants”) at an exercise price of $0.25 per share. The October 2010 Warrants expire on October 13, 2020. Each Unit was sold at a negotiated price of $0.27 per unit. On October 13, 2010, we also entered into agreements with the holders of our 2009 Line of Credit debt instruments to cancel the $2.5 million promissory notes as an offset to settle the equivalent amount owed to the holders of our 2009 Line of Credit debt instruments for their respective portions of the outstanding 2009 Line of Credit balance on that date.

In connection with the cancelation of the promissory notes, we computed the fair value Warrants issued at $1.1 million. Since these warrants were issued with the stock to extinguish the outstanding debt, we recorded a loss on extinguishment of debt totaling $1.1 million for the year ended December 31, 2010 (see Note 15. “Warrants” for further discussion of the October 2010 Warrants).

September 2010 Registered Direct Offering

In September 2010, in a separate registered direct offering, we sold an additional 2,777,776 shares of our common stock to War Chest Capital Partners, Iroquois Master Fund, LTD. and Capital Ventures International for $750,000. The net offering proceeds to us from the sale of our common stock, after deducting estimated offering expenses payable by us, were approximately $740,000.

July 2010 Registered Direct Offering

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

2009 Registered Direct Offerings

October 2009 Registered Direct Offering

On October 19, 2009, we sold 3,201,526 shares of our common stock and warrants to acquire up to 1,600,763 shares of our common stock to three of the LOC Lenders in consideration for $5.4 million in promissory notes. The common stock and warrants were sold as units (the “Units”), with each Unit consisting of one share of common stock and one warrant to acquire 0.50 shares of our common stock (each, a “Warrant” and collectively, the “October 2009 Warrants”) at an exercise price of $1.61 per share. The October 2009 Warrants expire on October 19, 2019. Each Unit was sold at a negotiated price of $1.68 per unit. On October 23, 2009, we entered into agreements with the three participating LOC Lenders to cancel the $5.4 million promissory notes as an offset to settle the equivalent amount owed to the participating LOC Lenders for their respective portions of the outstanding Line of Credit balance on that date.

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

In connection with the cancelation of the promissory notes, we computed the fair value Warrants issued at $2.1 million. Since these warrants were issued with the stock to extinguish the outstanding debt, we recorded a loss on extinguishment of debt totaling $2.1 million for the year ended December 31, 2009. In addition to the sale of the Units to the three participating LOC Lenders, we also offered an aggregate of 1,120,526 additional Units to certain stockholders and former stockholders of our Company (the “Participation Rights Holders”) pursuant to agreements dated June 30, 2009 between us and the Participation Rights Holders. Each of the Participation Rights Holders was entitled to purchase a number of Units equal to at least its pro rata portion of 35% of the Units offered on the same terms and conditions as the three participating LOC Lenders. None of the Participation Rights Holders elected to participate in this offering. (see Note 15. “Warrants” for further discussion of the October 2009 Warrants).

June 2009 Registered Direct Offering

On June 30, 2009, we entered into a Placement Agent Agreement (the “Placement Agent Agreement”) in which Calyon Securities (USA) Inc., RBC Capital Markets Corporation and JMP Securities LLC served as placement agents relating to a registered direct offering by us of up to an aggregate of 8,550,339 units (“Units”) primarily to institutional investors. Each Unit consists of one share of our common stock, and one warrant to purchase 0.50 share of the Common Stock pursuant to a Warrant to Purchase Common Stock. The sale of the Units was made pursuant to Subscription Agreements, dated June 30, 2009 (the “Subscription Agreements”), with each of the investors. The per share exercise price of the July 2009 Warrants is $4.62 (see Note 15. “Warrants” for further discussion of the July 2009 Warrants).

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

In connection with the registered direct offering that we completed on July 6, 2009, we granted the investors the right, subject to certain exceptions, to participate in any future equity financing by us prior to December 30, 2010. The participation right allows the registered direct investors to purchase up to 35% of the securities offered at the same terms offered to other investors in future financings. Since these participation rights give the holders the right to purchase stock at market terms, we have concluded that the participation rights should not be separately treated as derivatives.

Stock-Based Compensation

In March 2004, our Board of Directors (the “Board”) adopted the Raser Technologies, Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), and in May 2004, our board recommended and the stockholders approved the Plan. The Plan was adopted to facilitate (1) grants of a wider range of stock incentive awards, including restricted stock, stock appreciation rights, performance shares and performance units, (2) an automatic annual increase to the number of shares of common stock reserved for issuance under the Plan beginning in 2005 equal to the lesser of 1,750,000 shares of common stock, 3% of the outstanding shares of common stock on the first day of each fiscal year, or an amount determined by the Board, and (3) optional automatic, nondiscretionary annual stock option grants for employees and non-employee directors. As of December 31, 2010, we were authorized to issue up to 11,443,173 shares of common stock pursuant to the Plan.

Our Board of Directors also participates in an additional compensation plan for our outside directors. The standard equity package under this plan consists of stock awards, each award having a nominal value of $95,000 as of the date of the Annual Meeting of Stockholders (with the actual share award rounded to the nearest round lot of 100 shares). In order to participate in this plan, the Directors were required to make an election which resulted in them retaining all options vested up to that point under previous compensation arrangements and forfeiting all unvested options.  As of June 25, 2009, all five eligible outside directors had elected to adopt this plan. Accordingly, the two outside directors that elected this plan in 2009 forfeited a cumulative total of 65,000 unvested options.  On June 25, 2009, the date of the 2009 Annual Meeting of the Stockholders, all five outside directors were granted a total of 26,000 shares each which were delivered on June 25, 2010.

On June 8, 2010, the Board of Directors approved certain revisions to the Director Compensation Plan. The revisions permit non-employee directors to elect to receive all or a portion of the number of shares of restricted stock granted to each non-employee director annually (based upon the fair value of $95,000) on the date of the Annual Meeting of the Stockholders in the form of deferred stock units (“DSUs”) rather than restricted stock. The DSUs permit the non-employee directors to defer delivery of the shares of common stock until a specified date or the date when the director terminates service as a board member. Such DSUs cover the same number of shares as the restricted stock awards and have the same one-year vesting period. If the director resigns prior to the vesting date of the DSUs, the shares underlying the DSUs will be forfeited and not delivered. On June 9, 2010, four of the five non-employee directors elected to receive DSUs instead of restricted stock. Accordingly, we granted a total of 730,800 DSUs to members of our Board of Directors under the Director Compensation Plan. One of the non-employee directors voluntarily waived the 2010 annual grant of DSUs and resigned from our Board of Directors on December 3, 2010.  However, as part of the former director’s severance package, he received 91,150 unrestricted shares of our common stock that were delivered in December 2010.  The fair value of the shares granted to the former director on the grant date totaled $15,000.

Employee and Director Share Grants and Option Grants

We granted common stock as part of a severance agreement to two of our former employees totaling 213,777 shares of our common stock during the year ended December 31, 2010. We also granted to our employees and directors options to purchase an aggregate of 1,468,995 shares of common stock during the year ended December 31, 2010. During the year ended December 31, 2009, we granted to our employees and directors 186,593 shares of common stock and to our employees and directors options to purchase an aggregate of 816,750 shares of common stock, respectively. During the years ended December 31, 2010 and 2009, vested options expired “out of the money” and were not exercised totaling 63,000, and 0, respectively.

In September 2008, our Compensation Committee modified the terms of our options to increase the period in which the holder of the vested options is eligible to exercise those options after termination of employment from 90 days to a predetermined formula based upon the number of years of employment. Employees that terminate employment prior to their third anniversary date would be eligible to exercise their vested options for two years after employment terminated. Employees that terminate employment after achieving their third anniversary date will be able to exercise their vested options after employment is terminated based upon the number of years employed. Effective in June 2010, the Compensation Committee changed the period in which the holder of the vested options is eligible to exercise those options after termination of employment back to 90 days after employment is terminated for all option awards granted subsequent to June 1, 2010.

During the years ended December 31, 2010 and 2009, employees forfeited 487,452 and 617,750 of unvested options to purchase shares of common stock, respectively. The increase in forfeitures during 2009 was primarily due to reductions in corporate staffing levels and executive resignations. The relatively high number of unvested options that were forfeited during 2010 was primarily due to continued reduction in corporate staff levels.  We terminated five employees in July of 2010 and offered them severance agreements.  As part of the July 2010 severance agreements, the Compensation Committee agreed to immediately vest 33% of all unvested options that were granted in December 2009 and June 2010 and extend the period which the holder of the vested options is eligible to exercise the June 2010 to one year after termination.

On November 19, 2010, we sold our Transportation and Industrial business segment assets to Via Automotive, Inc (currently known as Via Motors Inc. or “Via Motors”). As a result of the sale of our Transportation and Industrial business segment, eight former employees terminated employment with us and accepted employment with Via Automotive, Inc. while four other former employees were terminated.  As part of severance of agreements for the eight former employees that accepted employment with Via Motors, the Compensation Committee modified the terms of those options to immediately vest 100% of all unvested options and changed the post-employment exercise period to expire on November 19, 2013.  In addition, as part of the severance agreements for  two other former employees that were terminated and did not accept employment with Via Motors, the Compensation Committee modified the terms of those options to immediately vest 33% of all unvested options and changed the post-employment exercise period to expire on November 19, 2011.

In accordance with the current accounting guidance, we recorded the acceleration of vesting periods and the changes in the post-employment exercise periods included in the former employees’ severance agreements as a modification of terms.  Accordingly, we accelerated the recognition of previously unrecognized equity compensation relating to the modified options and recognized any incremental increase in the fair value of the modified options on the date of the modification.  We accelerated the vesting period of an aggregate of 616,969 previously unvested options to vest on July 16, 2010 and November 19, 2010 and recorded the accelerated recognition of the related equity compensation expense and increase in fair value relating to the modification of terms totaling approximately $1.0 million.

During the year ended December 31, 2010, no unvested share grants were forfeited.  During the year ended December 31, 2009, a former employee forfeited 500 unvested stock share grants.

During the years ended December 31, 2010 and 2009, no shares of our common stock were issued as a result of option exercises. However, during the year ended December 31, 2010, we issued 218,189 shares of our common stock as a result of an anti-dilution provision contained in our 2008 private placement agreement with Fletcher International Limited (“Fletcher”) and we issued 6,794,442 shares of our commons stock to Fletcher as a result of a cashless exercise of the 2008 Fletcher Warrants.  During the year ended December 31, 2010, we also issued 445,901 shares of our common stock to Fletcher as the result of an anti-dilution provision contained in our 2008 Fletcher Warrant.

Third Party Share Grants

During the year ended December 31, 2010, in settlement of outstanding payables to various vendors, we issued 561,167 unrestricted shares of our common stock to settle outstanding debt totaling $308,633.

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

During the years ended December 31, 2010 and 2009, we did not grant options to purchase shares of our common stock to third parties.

In 2008, the Board of Directors granted options to purchase 145,000 shares of our common stock to a service provider for consulting services to assist us with entering into a corporate alliance to finance the construction of future geothermal power plants. The options had an exercise price of $4.00 per share which exceeded the closing market price on the grant date of $3.55 per share. 95,000 of the options granted vested immediately and had a fair value of $175,351 which was recorded as power project development expense when granted.  50,000 of the options vested contingently upon the successful completion of a strategic transaction which nets to us cash proceeds in an amount greater than or equal to $50.0 million.  On December 5, 2010, 95,000 of these service provider options expired unexercised and 50,000 of these service provider options were forfeited.  Accordingly, we did not recognize equity compensation relating to the contingently vesting options during the years ended December 31, 2010 and 2009, respectively.

For additional discussion of contingently vesting warrants and non-contingently vesting warrants issued during 2010 and 2009 and utilization of a binomial lattice model to calculate their fair value in Note 15. “Warrants” below.

The activity for stock options and warrants during the years ending December 31, 2010 and 2009, respectively is summarized as follows:

	Number of Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009:	14,552,558	$8.57
Granted	8,665,059	4.05
Exercised	(445,901)	*
Expired or forfeited	(2,992,993)	11.42
Outstanding at December 31, 2009:	19,778,723	$3.83	$4,897,395
Granted	6,355,823	0.44
Exercised	(7,012,631)	**
Expired or forfeited	(695,452)	3.43
Outstanding at December 31, 2010:	18,426,463	$3.77	$0
Exercisable at December 31, 2009:	18,337,523	$3.80	$4,838,715
Exercisable at December 31, 2010:	17,110,393	$3.89	$0

**
On March 19, 2010 we issued 218,189 shares of our common stock as a result of an anti-dilution provision contained in our 2008 private placement agreement with Fletcher and, on April 1, 2010, we issued 6,794,442 shares of our commons stock to Fletcher as a result of a cashless exercise of the 2008 Fletcher Warrants.  As a result of the issuance of 7,012,631 shares to Fletcher, we had issued the maximum number of shares of our common stock underlying the 2008 Fletcher Warrants. Accordingly, no additional shares of our common stock may be issued under the 2008 Fletcher Warrants.

*
On August 25, 2009, we issued 445,901 shares of our common stock as a result of an anti-dilution provision contained in our 2008 private placement agreement with Fletcher. As a result of the issuance of 445,901 shares to Fletcher, the maximum number of shares of our common stock underlying the 2008 Fletcher Warrants decreased by 445,901 shares.

The total intrinsic value of options and warrants exercised in the years ended December 31, 2010 and 2009 was approximately $6,883,288 and $1,123,671 respectively. The cash received from exercises of options and warrants in the years ended December 31, 2010 and 2009 was approximately $0, respectively.

The following tables summarize certain stock option and warrant information at December 31, 2010:

Outstanding Options and Warrants Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$0.23 – $5.75	13,799,442	6.72	$2.23	$—
$6.00 – $11.00	4,145,838	5.93	7.48	—
$11.01 – $17.20	447,850	3.84	14.97	—
$25.95	33,333	4.30	25.95	—
Total	18,426,463	6.47	$3.77	$—

Outstanding Options and Warrants Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$0.23 – $5.75	12,627,971	6.52	$2.33	$—
$6.00 – $11.00	4,020,238	5.90	7.46	—
$11.01 – $17.20	428,850	3.71	15.02	—
$25.95	33,333	4.30	25.95	—
Total	17,110,392	6.30	$3.89	$—

The following table summarizes the non-vested stock options at December 31, 2010:

Non-Vested Option Grants

	Number of Options	Weighted average per option fair market value
Non-vested at January 1, 2009:	1,624,204	$7.34
Granted	816,750	1.13
Vested	(432,003)	6.82
Forfeited	(617,750)	8.45
Non-vested at December 31, 2009:	1,391,201	$3.37
Granted	1,468,995	0.58
Vested	(1,056,673)	2.33
Forfeited	(537,452)	1.85
Non-vested at December 31, 2010:	1,266,071	$1.64

The following table summarizes the non-vested stock awards at December 31, 2010:

Non-Vested Share Awards

	Number of Shares	Weighted average per share fair market value
Non-vested at January 1, 2009:	30,084	$10.07
Granted	3,651,195	2.74
Vested	(3,550,779)	2.27
Forfeited	(500)	6.60
Non-vested at December 31, 2009:	130,000	$3.66
Granted	1,597,094	0.60
Vested	(996,294)	1.05
Forfeited	—	—
Non-vested at December 31, 2010:	730,800	$0.52

As of December 31, 2010, there was $2,232,351 (pre-tax) and $190,008 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 1.8 years. The following table summarizes the unrecognized compensation expense expected to be recognized in future periods at December 31, 2010.

Stock-based compensation expense (pre- tax)
2011	$1,126,320
2012	811,100
2013	334,794
2014	137,790
2015	12,355
Total:	$2,422,359

Call Spread Option Transaction

Concurrent with the issuance of the Convertible Notes in 2008, we entered into a call spread option transaction with an affiliate of Merrill Lynch for the cost of $5.9 million. The call spread option transaction was intended to reduce the potential dilution of our common stock upon conversion of the Convertible Notes. The Convertible Notes are convertible at any time prior to maturity at a conversion rate of 108.3658 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of $9.23 per share, subject to adjustment for certain corporate fundamental transactions such as stock splits and stock dividends payments to all stockholders. The call spread option transaction allows us to receive up to 934,118 shares of our common stock at $9.23 per share from the call spread option transaction holder, equal to the amount of our common stock related to the excess conversion value that we would deliver to the holders of the Convertible Notes upon conversion. The number of shares that we would receive pursuant to the call spread option transaction declines after the market price exceeds $11.15 per share to reflect the aggregate market value of $10.4 million of our common stock. The call spread option transaction will terminate upon the earlier of the maturity date of the related Convertible Notes or the first day all of the related Convertible Notes are no longer outstanding due to conversion or otherwise. Our ability to receive the maximum aggregate market value of shares of our common stock pursuant to the call spread option transaction is dependent upon the performance of our stock price and the desire of holders to convert the Convertible Notes into shares of our common stock. If holders fail to convert the Convertible Notes into shares of our common stock prior to the due date in 2013, the call spread option transaction will expire without the shares of our common stock being delivered to us. In accordance with current accounting guidance, we recorded the call spread option transaction as a net reduction in additional paid in capital and we do not recognize subsequent changes in fair value.

Forward Stock Purchase Transaction

Concurrent with the issuance of the Convertible Notes in 2008, we entered into a forward stock purchase transaction with Merrill Lynch under which we are entitled to receive from Merrill Lynch 1.95 million shares of our common stock on or about the maturity date of the Convertible Notes. The forward stock purchase transaction was also intended to reduce the potential dilution of our common stock that would result from the conversion of the Convertible Notes into shares of our common stock. The Convertible Notes are convertible at any time prior to maturity at a conversion rate of 108.3658 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of $9.23 per share, subject to adjustment. In accordance with current accounting guidance, we recorded the forward purchase transaction as a reduction to additional paid in capital and do not recognize subsequent changes in fair value.

Contingent Options and Share Grants

Refer to discussion of contingent options, warrants and share grants in Note 13 “Commitment and Contingencies” above.

Preferred Warrants and Convertible Notes

Refer to discussion of preferred warrants in Note 15. “Warrants” and Note 21 . “Subsequent Events” below .

Refer to discussion of Long-term 8.00% Senior Convertible Notes in Note 11. “Short-Term and Long-Term Debt Instruments” above.

Note 15. Warrants

Derivative Liability Warrants

Effective January 1, 2009, we adopted the provisions of a new accounting pronouncement, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result, certain of our issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption are no longer considered exempt. Accordingly, effective January 1, 2009, we reclassified the fair value of the warrants described below, which have exercise price reset features, from equity to liability status as if these warrants had been treated as a derivative liability since the date they were issued. The fair value of the derivative liability warrants on January 1, 2009 totaled $27.2 million. At December 31, 2010, the fair value of the derivative liability warrants totaled $0.3 million resulting in a gain on derivatives for the year ended December 31, 2010 and 2009 totaling $9.2 million and $15.0 million, respectively.

Fletcher 2010 Preferred Warrants

As part of the $5.0 million private placement of convertible preferred stock to Fletcher in February of 2010, we issued to Fletcher preferred warrants to acquire 14,000 shares of our preferred stock for an additional $14.0 million (the “Fletcher 2010 Preferred Warrants”).  The Preferred Warrants are exercisable from time to time in full or in part in two tranches of up to 7,000 shares of Preferred Stock, at an exercise price of $1,000 per share of Preferred Stock subject to adjustment, for up to $7.0 million for each tranche. The right of the holder of the Preferred Warrants to exercise the second tranche is independent of the exercise, if any, of the first tranche. The first tranche of up to 7,000 shares of Preferred Stock for up to $7.0 million was exercisable on or before February 3, 2011.  On February 4, 2011, the first tranche of the Fletcher 2010 Preferred Warrants expired unexercised.

The second tranche of up to $7.0 million was exercisable on or before February 3, 2011 (subject to extension under certain circumstances) so long as the Prevailing Market Price (as defined in the Certificate of Rights and Preferences of the Preferred Stock) rose above $2.00 per share during such period. Since the Prevailing Market Price did not exceed $2.00 per share prior to February 3, 2011, the second tranche of up to 7,000 shares of Preferred Stock for up to $7.0 million is exercisable on or before February 4, 2013 (subject to extension under certain circumstances).

As of December 31, 2010, none of the Preferred Warrants had been exercised.

On March 16, 2011, pursuant to a settlement agreement, Fletcher agreed to cancel the Fletcher Preferred Stock, Fletcher 2010 Preferred Warrants and Fletcher 2008 Warrants in exchange for 51.7 million shares of our common stock and warrants to acquire 26.9 million shares of our common stock at an exercise price of $0.18612 per share which expires on March 15, 2020.  Accordingly, Fletcher may no longer exercise the Fletcher 2010 Preferred Warrants.  See discussion of the cancellation of the Fletcher 2010 Preferred Warrants in Note 21. “Subsequent Events” below.

Fletcher 2010 Preferred Warrants Reset Feature

As described above, each share of the Fletcher Preferred Stock, issued in February of 2010, was convertible into shares of common stock at a price of $5.00 per share, such price being subject to adjustment for stock splits, combinations, stock dividends and the like.  The holders of the Fletcher Preferred Stock had the right to redeem the shares of the Fletcher Preferred Stock purchased pursuant to the purchase agreement at the earlier of July 28, 2010 or the date on which the Daily Market Price (as defined in the Certificate of Rights and Preferences of the Fletcher Preferred Stock) rises above $2.00 per share, or the date of a public announcement of the intention or agreement to engage in a transaction or series of transactions that may result in a change of control of the Company.  The redemption price for each share of the Fletcher Preferred Stock into shares of common stock was the greater of (a) $1.2277 per share of common stock (the “Floor Redemption Price”) and (b) 120% of the Prevailing Market Price (as defined in the Certificate of Rights and Preferences of the Preferred Stock) at the first redemption date, which price was subject to adjustment under certain circumstances such as certain equity issuances subsequent to July 28, 2010.  During the third quarter of 2010, we entered into certain registered direct offerings that resulted in a decrease of the Floor Redemption Price from $1.2277 to $1.0231. Since the Fletcher Preferred Stock contained the redemption price reset feature that allows for issuance of additional shares after the initial redemption, the number of shares of common stock issuable under the underlying preferred stock was not fixed.  Accordingly, since the underlying number of common shares issuable underlying the Fletcher Preferred Stock and the underlying the Fletcher 2010 Preferred Warrants were not fixed, we classified the Fletcher 2010 Preferred Warrants as a liability at December 31, 2010.

As noted above, on March 16, 2011, pursuant to a settlement agreement, Fletcher agreed to cancel the Fletcher Preferred Stock, Fletcher 2010 Preferred Warrants and Fletcher 2008 Warrants in exchange for 51.7 million shares of our common stock and warrants to acquire 26.9 million shares of our common stock at an exercise price of $0.18612 per share which expires on March 15, 2020.  Accordingly, Fletcher may no longer exercise the Fletcher 2010 Preferred Warrants and the price reset feature is no longer in effect.  See discussion of the cancellation of the Fletcher 2010 Preferred Warrants in Note 21. “Subsequent Events” below.

Fletcher 2008 Warrants

As part of a $20.0 million private placement to Fletcher in November 2008, we issued to Fletcher warrants to acquire shares of our common stock in an aggregate value of up to $20.0 million (the “Fletcher 2008 Warrants”). The number of shares issued pursuant to the Fletcher 2008 Warrants could not exceed 7,458,532 shares of our common stock. The Fletcher 2008 Warrants had an original strike price per share equal to the lesser of (i) six dollars ($6.00) or (ii) a price equal to the weighted-average of the daily market prices of our common stock for the forty (40) business days ending on the third business day prior to the exercise of the Fletcher Warrants, less $0.60, subject to certain adjustments (see “Fletcher Warrants Price Reset Feature” below). In addition, our agreement with Fletcher required us to issue additional shares to Fletcher if, prior to the first-year anniversary of the 2008 private placement transaction or any exercise of the Fletcher 2008 Warrants by Fletcher, we engage in a public disclosure of our intention or agreement to engage in a sale or issuance of any shares of, or securities convertible into, exercisable or exchangeable for, or whose value is derived in whole or in part from, any shares of any class of our capital stock. As a result of the issuance of the units in the July 2009 registered direct offering, we issued 445,901 additional shares of common stock to Fletcher which were delivered in August 2009. Furthermore, as a result of the issuance of additional units in the October 2009 registered offering to the participating LOC Lenders, an additional 218,189 shares became issuable to Fletcher and were issued in March 2010 when requested by Fletcher. On April 1, 2010, Fletcher exercised the remaining warrants on a cashless, net settlement basis.  Pursuant to the cashless exercise of the warrants, Fletcher received the remaining 6,794,442 shares of our common stock. Accordingly, since Fletcher cannot exercise the warrants for any additional shares of our common stock, the Fletcher 2008 Warrants are no longer recorded as a liability.

However, since the total value of the shares exercised was less than $20.0 million, Fletcher asserted that they maintained certain rights with respect to certain change of control provisions included in the Fletcher 2008 Warrants.  However, on March 16, 2011, pursuant to a settlement agreement, Fletcher agreed to cancel the Fletcher Preferred Stock, Fletcher 2010 Preferred Warrants and Fletcher 2008 Warrants in exchange for 51.7 million shares of our common stock and warrants to acquire 26.9 million shares of our common stock at an exercise price of $0.18612 per share which expires on March 15, 2020.  Accordingly, Fletcher released all claims and rights under the Fletcher 2008 Warrants.  See discussion of the cancellation of the Fletcher 2010 Warrants in Note 21. “Subsequent Events” below.

Fletcher 2010 Preferred Warrants Registration Rights Agreement

In connection with our issuance of Convertible Preferred Stock on February 3, 2010 described above, the purchasers of the preferred stock and related Preferred Warrants also entered into a registration rights agreement that required us to register the resale of the common stock underlying the preferred stock and Preferred Warrants purchased in the private placement and pursuant to the conversion of the related preferred stock, conversion of the quarterly preferred stock dividend into shares of our common stock and exercise of related Preferred Warrants. Pursuant to the registration rights agreement, we were obligated to maintain a registration statement continuously effective registering the sale of the shares of our common stock upon conversion or redemption of preferred stock, conversion of the quarterly preferred stock dividend payment into shares of our common stock (at our sole discretion), or upon exercise of related Preferred Warrants.  Failure to maintain effectiveness of the registration statement on Form S-3 would eliminate our ability to convert our quarterly preferred stock dividend payment into shares of our common stock and require us to pay the quarterly dividend payments in cash.  Furthermore, failure to maintain effectiveness of the registration statement on Form S-3 also results in liquidated damages equal to 1.5% of the amounts paid by Fletcher under this agreement for the first 30 days and the percentage used in determining the amount for the immediately preceding 30 days plus additional 0.25% for each month thereafter until all of the common shares are underlying the preferred stock or Preferred Warrants are converted, redeemed or expired, as applicable.  On March 16, 2011, pursuant to a settlement agreement, Fletcher agreed to cancel the Fletcher Preferred Stock, Fletcher 2010 Preferred Warrants and Fletcher 2008 Warrants in exchange for 51.7 million shares of our common stock and warrants to purchase 26.9 million shares of our common stock at an exercise price of $0.18612 per share which expires on March 15, 2020.  In addition, Fletcher agreed to release us from all claims associated with the Fletcher Preferred Stock, Fletcher 2010 Preferred Warrants and Fletcher 2008 Warrants. Accordingly, since the registration rights no longer exist, we did not record a liability with respect to the Fletcher 2010 Preferred Warrants registration rights at December 31, 2010.  See discussion of the cancellation of the Fletcher 2010 Preferred Warrants in Note 21. “Subsequent Events” below.

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

On December 4, 2009, as part of the Thermo No. 1 subsidiary restructuring, the original Commitment Letter between Merrill Lynch and us was terminated by mutual agreement which resulted in the cancellation of the remaining unvested Contingent Warrants to acquire 2,350,000 shares of our common stock.  Furthermore, in connection with any fundamental transaction resulting in the change in control of the Company, if the acquiring company is not listed on a national securities exchange or completes the fundamental transaction in a payment of cash, the warrant becomes exercisable or payable in cash, at the election of the holder, at an amount equal to the fair value of the remaining unexercised portion of the warrant on the date of the fundamental transaction.  The fair value of the warrants at December 31, 2010 was approximately $15,000.  As of December 31, 2010, none of the Contingent Warrants had been exercised.

Contingent Warrant Price Reset Feature

The vested Contingent Warrants contain certain anti-dilution provisions which were triggered by the issuance of the Convertible Notes, the issuance of common stock during the third and fourth quarters of 2008, the issuance of the LOC Warrants in connection with the Line of Credit during the second quarter of 2009, resulted in a reduction of the original strike price of the Contingent Warrants from $14.98 to $13.07. The issuance of units in connection with the July 2009 registered direct offering, as described above, and subsequent issuance of shares to Fletcher International also in connection with July 2009 registered direct offer, resulted in a further reduction of the strike price to $11.65. The issuance of units in connection with the October 2009 registered offering resulted in an additional reduction of the strike price to $11.09. Subsequent equity issuances during 2010 resulted reductions of strike price to $8.98. The warrants expire on January 16, 2015 and would generate proceeds totaling $12.1 million if all of the warrants vest and are exercised.

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

Contingent Warrants Registration Rights Agreement

In 2008, we issued warrants to purchase up to 3,700,000 shares of our common stock and we entered into a registration rights agreement that provides the holder of the warrants with certain rights to register the resale of the warrants and the shares of common stock issuable upon exercise of the warrants. Warrants to purchase up to 1,350,000 shares of our common stock vested upon the completion of the Thermo No. 1 financing.  On December 4, 2009, both Merrill Lynch and we agreed to cancel future financing commitments resulting in the forfeiture of warrants to purchase 2,350,000 of our common stock. According to the registration rights agreement, upon a series of warrants vesting, we are obligated to register the shares underlying the vested warrants for resale pursuant to the exercise of such warrants and cause the registration statement to remain continuously effective until all vested warrants are exercised or expired.  Failure to maintain a continuously effective registration statement would result in liquidated damages of one percent of the aggregate exercise price paid by the holder for up to a total of three months or $363,700.  Merrill Lynch agreed to permit us to defer our obligation to register the resale of the warrants to purchase 1,350,000 shares of our common stock until such registration is requested by Merrill Lynch.  Nevertheless, since the warrant contains a cashless conversion feature, Merrill Lynch has complied with holding period requirements which allows for an immediate conversion into free trading shares.  Accordingly, as of December 31, 2010, since Merrill Lynch has complied with the holding period requirements under Rule 144 of the Securities Act of 1933, an effective registration statement is not required for Merrill Lynch to convert the warrant to free trading shares.  Therefore, the liquidated damages provision is no longer applicable and no accrued liability is deemed necessary.

Detachable Warrants

Line of Credit Warrants

On January 27, 2009, we entered into the Line of Credit with the LOC Lenders. Pursuant to the Line of Credit, each of the LOC Lenders received warrants to acquire our common stock for each advance of funds made under the Line of Credit. The number of shares underlying each warrant is equal to 50% of the total amounts funded by the applicable LOC Lender divided by the closing price of our common stock on the date of the advance. The warrants have an exercise price of $6.00 per share. As of December 31, 2009, we had borrowed $13.5 million under the Line of Credit.  Accordingly, as of December 31, 2009, the LOC Lenders had received warrants to acquire approximately 1,799,774 shares of our common stock at a strike price of $6.00 per share as a result of the amount borrowed. During the first quarter of 2010, we borrowed and additional $0.1 million under the Line of Credit and the LOC Lenders received additional warrants to acquire approximately 62,364 shares of common stock at strike price of $6.00 per share as a result of the amount borrowed.  The Line of Credit was closed during the first quarter of 2010.  Accordingly, no additional warrants will be issued under this Line of Credit.  Since these warrants were issued based upon the amount that we borrowed from our Line of Credit, we allocated the total proceeds from the Line of Credit to the debt and the warrants. The amount of proceeds allocated to the warrants was recorded as a discount totaling approximately $4.2 million which was accreted up to the face value of the Line of Credit over the life of the loan. As of December 31, 2009, we had expensed approximately all of the $4.2 million relating to the discount. For further discussion of the Line of Credit refer to Note 11. “Short-Term and Long-Term Debt Instruments” above.

There is no anti-dilution or pricing reset feature associated with the Line of Credit warrants.  However, in connection with any fundamental transaction resulting in the change in control of the Company, the holders of the LOC warrants are entitled to receive a proportionate amount of any cash payment, computed as if the warrant had been exercised immediately prior to the date of the change of control, that might be offered to common stockholders as a whole.   As of December 31, 2010, none of the Line of Credit warrants had been exercised.

October 2010 Warrants

On October 13, 2010, we completed our registered offering in which we sold an aggregate of 9,305,790 units to Assigned LOC Lenders in connection with the settlement of $2.5 million of the outstanding Line of Credit. Each unit consisted of one share of our common stock, and one warrant to purchase 0.50 share of our common stock pursuant to a Warrant to Purchase Common Stock. Accordingly, we issued warrants to purchase 4,652,895 warrants to the participants in the October 13 registered offering. The October 2010 Warrants have an exercise price of $0.25 per share and expire on October 13, 2020.

There is no anti-dilution or pricing reset feature associated with the October 2009 Warrants. However, in connection with any fundamental transaction resulting in the change in control of the Company, the holders of the October 2010 warrants are entitled to receive a proportionate amount of any cash payment, computed as if the warrant had been exercised immediately prior to the date of the change of control, that might be offered to common stockholders as a whole. As of December 31, 2010, none of the October 2010 Warrants had been exercised.

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

There is no anti-dilution or pricing reset feature associated with the October 2009 Warrants. However, in connection with any fundamental transaction resulting in the change in control of the Company, the holders of the October 2009 warrants are entitled to receive a proportionate amount of any cash payment, computed as if the warrant had been exercised immediately prior to the date of the change of control, that might be offered to common stockholders as a whole. As of December 31, 2010, none of the October 2009 Warrants had been exercised.

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

There is no anti-dilution or pricing reset feature associated with the July 2009 Warrants. However, in connection with any fundamental transaction resulting in the change in control of the Company, the warrant becomes exercisable and payable in cash at an amount equal to the fair value of the remaining unexercised portion of the warrant on the date of the fundamental transaction.  The fair value of the warrants at December 31, 2010 was approximately $0.1 million.  As of December 31, 2010, none of the July 2009 Warrants had been exercised.

Underwriter Warrants

As part of the February 2010 Preferred Stock offering, we issued to the underwriter warrants to acquire 171,568 shares of our common stock (the “Underwriter Warrants”) at an exercise price of $1.275 per share. However, if the Underwriter requests a “cashless exercise”, the number of shares issued is based upon the average closing prices for the five trading days prior to, but not including, the exercise date less the exercise price of $1.275 per share. The Underwriter Warrants expire on February 3, 2015 and become exercisable on August 3, 2010. There is no anti-dilution or pricing reset feature associated with the February 2010 Underwriter Warrants. However, in connection with change in control transaction where we are not the surviving corporation, the warrant becomes exercisable and payable in cash at an amount equal to the fair value of the remaining unexercised portion of the warrant on the date of the change in control transaction.  The fair value of the warrants at December 31, 2010 was approximately $10,000.  As of December 31, 2010, none of the February 2010 Underwriter Warrants had been exercised.

Contractor Warrants

On October 25, 2007, we issued warrants to purchase 15,000 shares our shares of common stock to a service provider for advice, counsel and other investor relations services. The warrants carry an exercise price of $12.06 which is equal to the five day average closing price of our common stock prior to the contract signature date. The contract signature date is also the grant date. The warrants vested on October 25, 2008, and expire on October 25, 2011. There is no anti-dilution or pricing reset feature associated with the warrants issued to this service provider.  However, in connection with change in control transaction where we are not the surviving corporation, the warrant becomes exercisable or payable in cash at an amount equal to the fair value of the remaining unexercised portion of the warrant on the date of the change in control transaction.  The fair value of the warrants at December 31, 2010 was approximately zero.

On March 11, 2009, we also issued warrants to purchase 122,603 shares to a service provider for construction services relating to the Thermo No. 1 transmission lines in order to partially settle outstanding payable balances totaling $250,000. The fair value of the warrant on the grant date approximated the amount of the debt settled totaling $250,000. The warrants carry an exercise price of $5.35 per share and expire on March 11, 2014. There is no anti-dilution or pricing reset feature associated with the warrants issued to this service provider.  However, in connection with change in control transaction where we are not the surviving corporation, the warrant becomes exercisable or payable in cash at an amount equal to the fair value of the remaining unexercised portion of the warrant on the date of the change in control transaction.  The fair value of the warrants at December 31, 2010 was approximately $1,000.  As of December 31, 2010, none of the Contractor Warrants had been exercised.

Contingent Contractor Warrants

Refer to discussion of contingent options, warrants and share grants in Note 13. “Commitment and Contingencies” above.

The following table summarizes the warrants outstanding and exercisable at December 31, 2010:

	Contractor Warrants	Merrill Lynch Warrants	Contingent Contractor Warrants
Grant dates	Oct. 2007-Mar. 2009	January 2008	April 2009
Exercise price	$5.35 -12.06	$8.98	$4.00
Expiration date	Oct. 2011-Mar. 2014	January 15, 2015	April 6, 2014
Warrants outstanding	137,603	1,350,000	50,000
Warrants exercisable	137,603	1,350,000	0
Proceeds if exercised	$836,826	$12,123,000	$0

	Fletcher 2010 Preferred Warrants	Line of Credit Warrants	October 2010 Warrants
Grant dates	February 2010	Apr. 2009 – Feb. 2011	October 2010
Exercise price	$1,000	$6.00	$0.25
Expiration date	February 3, 2011	Apr. 2019 – Feb. 2020	October 13, 2020
Warrants outstanding	14,000	1,862,138	4,652,896
Warrants exercisable	7,000	1,862,138	4,652,896
Proceeds if exercised	$7,000,000	$11,172,828	$1,163,224

	October 2009 Warrants	July 2009 Warrants
Grant dates	October 2009	July 2009
Exercise price	$1.61	$4.62
Expiration date	October 19, 2019	July 6, 2014
Warrants outstanding	1,600,762	4,275,170
Warrants exercisable	1,600,762	4,275,170
Proceeds if exercised	2,577,226	19,751,285

Note 16. Net Loss Per Common Share

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

The following table sets forth the number of shares that would be outstanding if outstanding securities convertible into common stock were converted into common stock, whether the convertible securities were “in the money” or “out of the money” based upon the closing market price on December 31, 2010:

	“In the Money”	“Out of the Money”
Warrants granted	—	14,100,137
Vested employee options	—	3,079,255
Unvested employee options	—	1,247,071
Vested contractor options	—	35,000
Convertible notes- maximum number of shares that can be converted	—	5,960,121
Convertible preferred shares-maximum number of shares that can be redeemed	—	4,887,108
Convertible preferred shares-maximum number of shares that can be converted	—	2,800,000

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

The first redemption date for the Preferred Stock was July 28, 2010.  Pursuant to certain equity financings completed during the third quarter of 2010, the redemption price was adjusted from $1.2277 per share to $1.0231 per share.  Accordingly, the maximum number of shares of common stock that may be redeemed by the holder at December 31, 2010 was also adjusted to 4,887,108.  Unvested deferred stock units and stock grants totaling 745,800 and 130,000 were outstanding on September 31, 2010 and 2009, respectively.

Stock warrants, stock options, unvested share awards and undelivered deferred stock units are not included in the calculation of dilutive loss per common share because we have experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive.

Equity instruments, such as our preferred stock and preferred warrants that contain provisions whereby the holders may participate in dividends that we pay to the holders of our common stock meet the definition of participating securities. According to the two-class method of accounting, the effect of the participating securities on the net loss per share computation is considered anti-dilutive and not included in the loss per share computation.

 Our common stock underlying the call spread option transaction and forward stock purchase transaction would be recorded as treasury stock when delivered and; therefore, would be excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.

Note 17. Fair Value Measurement

According to accounting guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table represents the fair value hierarchy for assets and liabilities measured at fair value at December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$986,170	$0	$0	$986,170
Restricted cash	871,962	77,208	0	949,170
Contingent Consideration from VIA Motors	0	0	639,000	639,000
Geothermal property, plant and equipment (held for sale)	0	0	14,618,138	14,618,138
Total assets	$1,858,132	$77,208	$15,257,138	$17,192,478
Merrill Lynch 2008 Contingent Warrants	$0	$0	$14,229	$14,229
Fletcher 2010 Preferred Warrants	0	0	302,000	302,000
Asset retirement obligations	0	0	3,097,308	3,097,308
Total liabilities	$0	$0	$3,413,537	$3,413,537

See asset retirement obligations rollforward at Note 12. “Asset Retirement Obligation”.

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

Conditional consideration from VIA Motors measured using Level 3 consists of performing an income based discounted cash flow method.  The fair value is computed using average risk free rates over the past 15 years, a cost of equity capital for high risk privately held companies and an aggressive discount rate based upon the age of the company and the industry it is competing in.

Geothermal property, plant and equipment (held for sale) measured using Level 3 outputs consists of obtaining and evaluating solicited bids from independent buyers.  We are unaware of the market data that was used by the third party to develop the offers.  Based upon the highest two comparable offers to purchase Thermo No. 1 in its current condition, we determined that fair value of the geothermal property plant and equipment accordingly.

Warrant liabilities measured using Level 3 consists of computing the fair values using a Binomial Lattice Model that considers the round down anti-dilution features that reduce the exercise price if we issue new warrants or equity at a lower price.  The model considered the historical volatility of our stock price, risk free rate, and expected life of the warrants.  See further discussion of these warrants in Note 15. “Warrants” above.

Contingent Consideration from VIA Motors

On November 19, 2010, we completed the sale of substantially all of our Transportation and Industrial business segment assets to VIA Motors for $2.5 million in cash, the issuance of shares of VIA Motors common stock representing approximately 39% of VIA Motors issued and outstanding common shares and the assumption of certain liabilities related to the Transportation and Industrial business segment of approximately $1.0 million.  Our 39% interest was subject to pro rata dilution of a maximum of approximately 8% as a result of equity issuances to employees and directors. According to the November 2010 agreements, we are entitled to be issued additional shares of VIA Motors common stock as additional contingent consideration due to an anti-dilution feature contained in the agreements which provides that the subsequent issuance of up to $10.0 million of additional equity by VIA Motors shall not dilute our 31% ownership of the common equity in VIA Motors.

With the assistance of an independent valuation expert, we used market base assumptions to develop the discounted cash flow model.  Based upon the results of our discounted cash flow model, we determined that the fair value of the shares issuable upon completion of the $10.0 follow up equity financing totaling $0.6 million.

Geothermal Property Plant and Equipment (held for sale)

The Thermo No. 1 plant was placed in service during the first quarter of 2009.  The Thermo No. 1 plant comprises the capitalized costs associated with our related power project lease, well field drilling and power plant construction and transmission equipment costs.  The useful life of the Thermo No. 1 plant is estimated to be 35 years.

On July 9, 2010, in conjunction with the execution of the Forbearance Agreement with Prudential, our Board of Directors authorized the solicitation of the sale of Thermo No. 1, or an interest therein.  We engaged an investment bank to assist in the sale of Thermo No. 1 and the solicitation process is currently ongoing. Accordingly we reclassified the Thermo No. 1 plant to an asset held for sale.  We valued our Thermo No. 1 plant at the estimate amount expected to be received, less estimated selling costs, upon its sale.  As a result, we have ceased recording depreciation expense of approximately $0.4 million per year until the plant is sold or reclassified as held for use.

Warrants

Certain of our warrants contain anti-dilution features that protect the holders from a decline in the stock price (“down round” provisions).   As a result, the following warrants were not indexed to our common stock and are recorded as derivative liabilities:

●	Contingent Warrants issued to Merrill Lynch, exercisable for 1,350,000 shares of our common stock, that expire January 16, 2015.

●
The Fletcher 2010 Preferred Warrants were exercisable from time to time in full or in part in two tranches of up to 7,000 shares of the Preferred Stock for each tranche. The first tranche of up to 7,000 shares of the Preferred Stock was exercisable on or before February 3, 2011 (subject to extension under certain circumstances).  The first tranche expired on February 3, 2011 unexercised.  The second tranche for up to 7,000 shares of the Preferred Stock of up to $7.0 million was exercisable on or before February 3, 2011 (subject to extension under certain circumstances) so long as the Prevailing Market Price rises above $2.00 per share prior to February 3, 2011. Otherwise, the second tranche of up to 7,000 shares of Preferred Stock for up to $7.0 million are exercisable on or before February 4, 2013 (subject to extension under certain circumstances). On March 16, 2011, pursuant to a settlement agreement, Fletcher agreed to cancel the Fletcher Preferred Stock, Fletcher 2010 Preferred Warrants and Fletcher 2008 Warrants in exchange for 51.7 million shares of our common stock and warrants to purchase 26.9 million shares of our common stock at an exercise price of $0.18612 per share which expires on March 15, 2020.  Since the settlement agreement was not effective until March 16, 2011, the subsequent cancelation of the Fletcher 2010 Preferred Warrants did not affect its estimated fair value at December 31, 2010.

For further discussion of these financial instruments, refer to Note 15. “Warrants” and Note 14. “Convertible Preferred Stock and Common Stock.”

Beginning January 1, 2009, in accordance with new accounting guidance, we recognized our outstanding warrants with anti-dilution “round down” provisions as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $7.2 million was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before January 1, 2009 and the amounts recognized in the consolidated balance sheet after January 1, 2009. The amounts recognized in the consolidated balance sheet on January 1, 2009 were determined based on the amounts that would have been recognized if the change had been applied from the issuance date of the warrants. We measured the fair value of these warrants at each subsequent quarter end using the Binomial Lattice and Black Scholes valuation models when appropriate and recorded the liability associated with the warrants at its respective fair values and recorded gains or losses based upon the change in fair value from the previous quarter end.   We considered their down round provisions that reduce the exercise price if we issues new warrants or equity at a lower price. The model considered the historical volatility of our stock price. See discussion of variable inputs to the valuations of these warrants in Note 15. “Warrants” above.

Asset Retirement Obligations

We report the fair value of asset retirement obligations on a nonrecurring basis in our consolidated balance sheets. We estimate the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. These inputs are unobservable, and thus result in a Level 3 classification. See Note 12. “Asset Retirement Obligations” for further information on asset retirement obligations, which includes a reconciliation of the beginning and ending balances which represent the entirety of our Level 3 fair value measurements.

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for all financial assets and liabilities categorized as Level 3 as of December 31, 2010 and 2009, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Total
Assets:
Balance as of January 1, 2009	$2,485,581
Total realized and unrealized gains (losses)	—
Balance as of December 31, 2009	$2,485,581
Reclassification of asset retirement obligation to Geothermal Property, Plant and Equipment (held for sale)	(2,485,581)
Contingent Consideration from VIA Motors	639,000
Geothermal Property, Plant and Equipment (held for sale) as of July 9, 2010	30,026,847
Geothermal Property, Plant and Equipment (held for sale) mark to market adjustment	(15,408,709)
Balance as of December 31, 2010	$15,257,138
Liabilities:
Balance as of January 1, 2009	$29,921,055
Increase in fair value of derivative warrants (unrealized gain)	(15,046,026)
Reclassification from derivative warrants to equity	(401,469)
Balance as of December 31, 2009	$14,473,560
Changes in asset retirement obligations	347,968
Fair value of the Fletcher 2010 Preferred Warrants issued on February 3, 2010	4,438,000
Increase in fair value of derivative warrants (unrealized gain)	(9,187,437)
Fair value of the Fletcher 2008 Warrants exercised on April 1, 2010	(6,658,554)
Balance as of December 31, 2010	$3,413,537

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts receivable, notes receivable, interest receivable, accounts payable and accrued liabilities approximate fair values because of the immediate or short-term maturities of these financial instruments.

Non-Recurring Level 3 Activity, Reconciliation and Basis for Valuation

Description	Year ended December 31, 2010	Level 1	Level 2	Level 3	Total Gains and Losses
Geothermal property, plant and equipment held for sale (Subsequent to June 30, 2010)	$14,618,138	$—	$—	$14,618,138	$(67,735,000)
Construction in progress (blue prints)	—	—	—	—	(2,144,000)
	$14,618,138	$—	$—	$14,618,138	$(69,879,000)

Although we placed the Thermo No. 1 plant in service in the first quarter of 2009 for accounting purposes, we were unable to operate the plant at designed capacity due primarily to mechanical deficiencies of the power generating units, lower than anticipated well field temperature and flow from certain wells and other inefficiencies that occurred as a result of overall design of the plant. After taking additional actions to improve the electrical output of the plant and the resource, we determined that the performance of the plant would most likely not achieve originally designed electrical output levels.  After evaluating the performance of the plant, we determined an evaluation of possible impairment of the Thermo No. 1 plant as of June 30, 2010 was warranted. Accordingly, we refined certain of our assumptions from our previous undiscounted cash flow model primarily relating to electrical output of the Thermo No. 1 plant.  Based upon the result of the undiscounted cash flow test, we determined that we should apply a discounted cash flow model to determine the fair value at June 30, 2010.  We applied estimated weighted probability to different possible outcomes from current performance to including certain enhancements and the related estimated capital requirements to implement the project including repowering scenarios and bottom cycle scenarios.  We assumed a discount rate of between 11% and 13% as revenue stream over the remaining life of the plant based upon the current PPA and enhanced PPA’s after implementing certain upgrades.  We also assumed normal maintenance costs over the life of the plant.  Based upon the results of our discounted cash flow model, we determined that at June 30, 2010, the fair value of the Thermo No. 1 plant was $30.1 million and recorded an impairment charge of $52.2 million.

On July 9, 2010, our Board of Directors approved the sale of Thermo No. 1.  Accordingly, we classified the Geothermal Property, Plant and Equipment as held for sale and began the solicitation process for bids to purchase Thermo No. 1.  Although we received offers during the third quarter, we had not completed the solicitation process.  Accordingly, we reviewed our assumptions and determined that the fair value of the Thermo No. 1 plant had not changed.  At the end of the fourth quarter of 2010, management reviewed the highest two comparable offers which considered purchasing the Thermo No. 1 plant and related water rights as well as assume the asset retirement obligation at the end of the plant’s useful life.  Based upon the independent offers received, management determined that the fair value of the Thermo No. 1 plant should be reduced to $14.6 million, net of estimated selling costs totaling $0.6 million and recorded a reduction in the fair value of $15.4 million.

As part of our periodic review of long-lived assets for impairment, management reviewed the capitalized costs associated with the current blue prints designed for future projects.  These blue prints were designed based upon the specifications using between 50 and 100 PureCycle power generating units.  Based upon our experience with these power generating units at the Thermo No. 1 plant, management has concluded that the PureCycle power generating units will not meet the needs at the Lightning Dock plant.  Management has also concluded that we are not inclined to install these power generating units at our future plants at this time and that the blue prints will have to be significantly revised for future projects. Accordingly, for those blue prints not related to the Thermo No. 1 plant, management concluded that the previously capitalized costs of the blue prints totaling $2.1 million should be expensed as of December 31, 2010.

Note 18. Business Segments

Until November of 2010, we operated two business segments: Power Systems and Transportation & Industrial. On November 19, 2010, we completed the sale of substantially all of our Transportation and Industrial business segment assets to VIA Motors.

Based upon the relative fair value of our investment in VIA Motors as compared to our total assets at December 31, 2010 and the annualized equity method loss that we incurred as a result of our ownership percentage in VIA Motors subsequent to November 19, 2010 as compared to our net loss for the year ended December 31, 2010, we believe that the quantitative thresholds requiring the reporting of separate reportable business segments are no longer met.  Accordingly, effective November 19, 2010, we have ceased to report the results of our Transportation and Industrial business separate from our Power Systems segment.

Note 19. Income Taxes

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

There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2010 and 2009, respectively.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2006-2009 federal return remains open to examination. The Internal Revenue Service completed their examination of our 2005 federal tax return without significant adjustment to our financial statements. However, the Internal Revenue Service reserves the right to audit the original tax returns for any year in which a net operating loss originated and is utilized through the carryback provisions of the Internal Revenue Code. Since we have incurred a net operating loss for each year of operations since 2004, the portion of the 2004 and 2005 tax returns that relate to the computation of the net operating loss remains open to examination . In addition, tax years 2006-2008 also remain open to examination by other taxing jurisdictions to which we are subject.

At December 31, 2010, we had net operating loss carry-forwards available to offset future taxable income of approximately $155.4 million which will begin to expire in 2021 for federal tax purposes and 2018 for state tax purposes. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net carry-forwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carry-forwards. For example, limitations are imposed on the utilization of net operating loss carry-forwards if certain ownership changes have taken place. We will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized. The amount of, and ultimate realization of, the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined.

At December 31, 2010, we had a research and development tax credit totaling $1.3 million. The research and development credit will begin to expire in 2019 for federal tax purposes. We have established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. At December 31, 2010 the valuation allowance totaled $92.0 million representing an increase of $40.7 million over the valuation allowance at December 31, 2010. Accordingly, there is no benefit for income taxes in the accompanying consolidated statements of operations.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. The deferred income tax assets (liabilities) are comprised of the following at December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009
Net operating loss carry-forwards	$57,888,000	$39,978,000
Research and development tax credit	1,301,000	1,135,000
Depreciation and amortization	3,392,000	3,211,000
Impairment of assets	25,246,000	—
Partnership investments	(88,000)	—
Organization costs	733,000	733,000
Stock compensation	2,408,000	2,203,000
Exploration and intangible drilling costs	991,000	3,895,000
Unearned revenue	75,000	75,000
Allowance for bad debts	53,000	109,000
Accrued vacation	24,000	—
Charitable contribution carry forward	4,000	4,000
Valuation allowance	(92,027,000)	(51,343,000)
Net deferred income tax asset	$—	$—

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and our benefit for income taxes for the years ended December 31, 2010 and December 31, 2009 is as follows:

	December 31,
	2010	2009
Federal income tax benefit at statutory rate	$34,614,000	$6,871,000
Book and tax differences for warrant and stock transactions	(708,000)	(742,000)
Research and development credit—net tax effect	86,000	46,000
State tax expense benefit	3,360,000	667,000
Provision true-up	(30,000)	(776,000)
Warrant derivative liabilities transactions	3,427,000	3,862,000
IDC gain	0	1,137,000
APIC adjustment	19,000	102,000
Other	(30,000)	3,775,000
Change in valuation allowance	(40,738,000)	(14,942,000)
Income tax benefit for fiscal year	$—	$—

Note 20. Supplemental Cash Flow Information

For the year ended December 31, 2010:

●	We paid $6,192,108 for interest and $0 for income taxes. We also paid $7.0 million as a make-whole fee in connection with our 7.0% senior secured note.

●
We recorded four non-cash payments totaling $308,600 for 561,167 unrestricted shares of our common stock to settle outstanding invoices from various service providers for the construction of our Thermo No. 1 geothermal power plant and development of our Indonesia project. The non-cash payments approximated the fair market value of the shares on the date the shares were granted.

●
We recorded in accounts payable and accrued liabilities certain capitalized well field development and construction costs that were not paid as of December 31, 2010. These accrued capitalized costs were omitted from the statement of cash flows as non-cash items totaling $4.4 million.

●
We recorded three non-cash quarterly dividend payments for the Fletcher Preferred Stock totaling $383,888 for which we issued 1,345,187 shares of our common stock to the holder of the Fletcher Preferred Stock. The non-cash payments approximated the fair value of the shares on the date the shares were issued.

●
We recorded three non-cash severance payments to former employees and one former director totaling $272,445 for which we issued 305,127 shares of our common stock. The non-cash payments approximated the fair value of the shares on the date the shares were issued.

●
We recorded three non-cash payments to two separate individuals to settle a portion of the outstanding principal and interest balance of the 10.00% unsecured line of credit totaling $2.5 million for which we issued 9,305,790 shares of our common stock. The non-cash payments approximated the fair value of the shares on the date the shares were issued.

For the year ended December 31, 2009:

●	We paid $6,979,552 for interest and $400 for income taxes.

●
We recorded in accrued liabilities certain capitalized well field development expenditures that were not paid as of December 31, 2009. These accrued capitalized costs included both tangible and intangible drilling costs and were omitted from the statement of cash flows as non-cash items totaling $3,825,735.

●
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

●
We recorded five non-cash payments totaling $40,000 for 11,035 shares of our common stock issued to settle outstanding invoices from two service providers for consulting relating to our PHEV project. The non-cash payments were equal to the fair market value of the shares on the date the shares were granted.

●
We recorded a $2,000,000 non-cash payment for 574,713 shares of our common stock issued to settle an outstanding invoice from a service provider for construction of our Thermo No. 1 plant. The non-cash payment approximated the fair market value of the shares on the date the shares were granted.

●
We recorded a $950,000 non-cash payment for 263,108 shares of our common stock issued to settle a promissory note with a former merger candidate that was settled on January 27, 2009. The non-cash payment resulted in a gain on extinguishment of debt totaling $68,588.

●
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

●
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

●
We recorded nineteen non-cash payments totaling $2,939,800 for 1,431,574 shares of our common stock to settle outstanding invoices from the service providers for construction of our Thermo No. 1 plant. The non-cash payments approximated the fair market value of the shares on the date the shares were granted.

Note 21. Subsequent Events

On March 15 2011, we entered into an Asset Purchase Agreement (the “Oksi Purchase Agreement”) by and among Oski Energy LLC (“Oski”), Silver State Geothermal LLC, a wholly owned subsidiary of Oski (the “Buyer”), Raser Power Systems, LLC and Devil’s Canyon Geothermal No. 1 SV-03, LLC.  Pursuant to the Oski Purchase Agreement, we sold to the Buyer three geothermal leases located on private lands in Nevada, one geothermal lease located on public BLM lands in Nevada with an aggregate total of 1,595 acres and approximately 100 acre feet of water rights representing all of our water rights owned in Nevada for a purchase price of $271,000.  The geothermal leases and water right that we sold were located in our Devil’s Canyon Project area.  Under the Purchase Agreement, the Buyer is entitled to withhold $71,000 until the lease and water rights assignments are fully executed.  The aggregate net carrying value of the geothermal leases and water rights sold totaled $145,700.

Under the Oski Purchase Agreement, the Buyer granted to us an irrevocable right and option to purchase no less than a 25% membership interest up to a 50% membership interest in the Buyer (the “Development Option”) exercisable at our sole discretion on or after September 15, 2012 until December 15, 2013.  The Development Option shall terminate unexercised effective upon a sale, merger, or other fundamental transaction of the Buyer in which all of the Buyer’s assets are sold and we have declined to exercise our right of first refusal and upon the termination date of December 15, 2013.  Furthermore, pursuant to the Oski Purchase Agreement, if we obtain project financing prior to exercising our Development Option, the purchase price of the membership interest in the Buyer shall equal the fair value based upon a qualified third party appraisal.  If we are unable to obtain project financing, the purchase price of the membership interest in the Buyer shall equal the total capital contribution by Oski plus 35%, multiplied by the percentage of membership interests that are purchased. Oski may at any time buyout the Development Option for $813,000.

On March 16, 2011, we entered into a Settlement Agreement (the “Settlement Agreement”) with Fletcher International, Ltd. (“Fletcher”), an affiliate of Fletcher Asset Management, Inc. (“FAM”), and The Fletcher Fund, L.P. (“FFLP”) (collectively, the “Fletcher Parties”).  Pursuant to the Settlement Agreement the Fletcher Parties agreed to cancel and deliver to us the Fletcher 2008 Warrant, the Fletcher 2010 Preferred Warrant and the Preferred Stock and release any and all claims against us that may have arisen prior to March 16, 2011 under the Fletcher 2008 Warrant, the Fletcher 2010 Preferred Warrant and the Preferred Stock and related agreements.  As consideration for entering into the Settlement Agreement, we agreed to issue to Fletcher, as and when requested by Fletcher 51,713,948 shares of our common stock (the “Settlement Stock”), of which 10,808,730 shares were issued to Fletcher on the March 16, 2011.  Concurrent with the issuance of the Settlement Stock, we also issued to FFLP a warrant to purchase up to 26,864,388 shares of our common stock (the “Settlement Warrant”) at an exercise price of $0.18612 per share.  The Settlement Warrants are exercisable for cash only and expires on March 16, 2020.  The fair value of the Settlement Warrants on the closing date totaled approximately $4.0 million.

The Settlement Stock and common stock issuable under the Settlement Warrant were registered pursuant to our Registration Statement on Form S-3 (Registration No. 333-159649), and are subject to the limitation that the number of shares of common stock beneficially owned (calculated in accordance with Rule 13d-3 promulgated under the Exchange Act) by FFLP and Fletcher, collectively, would not exceed 9.9% (as the same may be adjusted or increased pursuant to the terms of the Settlement Warrant), determined after giving effect to any such issuance. Pursuant to the Settlement Agreement, Settlement Stock and Settlement Warrants, there are no accompanying liquidated damages for failure to maintain our Registration Statement continuously effective.

On April 15, 2011, we and our wholly-owned subsidiary Thermo No. 1 BE-01, LLC (collectively, the “Borrowers”), entered into a Bridge Loan Agreement (the “Loan Agreement”) with an accredited investor (the “Investor”), pursuant to which the Investor agreed to lend to Borrowers up to $725,000 (the “Loan”), secured by liens covering certain, but not all, assets of the Borrowers.

The Loan matures on July 15, 2011 (the “Maturity Date”), at which time, interest on the Loan, which accrues at a rate equal to LIBOR plus 12.5%, together with the principal amount of the Loan, are payable in full.

Note 22. Selected Quarterly Financial Data (unaudited)

Selected quarterly data (unaudited) for the years ending December 31, 2010 and 2009 are as follows:

	2010				2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$1,012,125	$1,016,797	$1,013,350	$1,186,438	$0	$407,241	$845,265	$941,611
Gross margin	(978,989)	(896,668)	(329,616)	(207,837)	0	(1,161,179)	(2,040,513)	(1,079,530)
Operating loss	(4,940,356)	(57,709,890)	(4,092,541)	(6,861,673)	(5,276,490)	(7,931,998)	(6,003,531)	(6,241,643)
Net loss applicable to common stockholder	(8,808,250)	(63,958,681)	(11,691,157)	(21,256,419)	(6,673,409)	(3,985,667)	(3,781,571)	(5,769,160)
Net loss per share:
Basic	(0.11)	(0.72)	(0.13)	(0.20)	(0.10)	(0.06)	(0.05)	(0.07)
Diluted	$(0.11)	$(0.72)	$(0.13)	$(0.20)	$(0.10)	$(0.06)	$(0.05)	$(0.07)

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