Form 10-K/A
period 2010-12-31
RASER TECHNOLOGIES INC
filed 2011-06-22
CIK 1103078

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our annual report on Form 10-K for the year ended December 31, 2010 (our “2010 10-K”), originally filed with the Securities and Exchange Commission on April 15, 2011, solely for the purpose of amending the date of the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM included in our 2010 10-K by filing an amended REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.  The REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM included in our 2010 10-K was inadvertently dated March 15, 2011.  This Amendment No. 1 corrects the date of the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM to April 15, 2011.

This Amendment No. 1 does not reflect events occurring after the April 15, 2011 filing of our 2010 10-K and does not modify or update the disclosures set forth in our 2010 10-K, including the financial statements and notes to financial statements set forth in our 2010 10-K. We direct you to our filings with the Securities and Exchange Commission made subsequent to April 15, 2011 for additional information on events subsequent to April 15, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RASER TECHNOLOGIES, INC.

Date: June 22, 2011	/s/ N ICHOLAS G OODMAN
Nicholas Goodman,
Chief Executive Officer and Chairman

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: June 22, 2011	/s/ Nicholas Goodman
Nicholas Goodman, Chief Executive Officer and Chairman (principal executive officer)

Date: June 22, 2011	/s/ John T. Perry
John Perry, Chief Financial Officer (principal financial and accounting officer)

Date: June 22, 2011	/s/ *
Reynold Roeder, Director

Date: June 22, 2011	/s/ *
Barry Markowitz, Director

Date: June 22, 2011	/s/ *
James A. Herickhoff, Director

Date: June 22, 2011	/s/ *
Scott E. Doughman, Director
* Signed by John T. Perry, Attorney in fact

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
April 15, 2011